Form 10-K/A
period 2012-12-31
AbbVie Inc.
filed 2013-04-05
CIK 1551152

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
Amendment No. 1

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

 Explanatory Note

        This Form 10-K/A is being filed to correct a drafting error made by Deloitte & Touche LLP (Deloitte) in its Report of Independent Registered Public Accounting Firm which previously referred to "auditing standards" in the report on the audits of the combined financial statements. Deloitte has revised its report to appropriately state that its audits were conducted in accordance with "the standards" of the Public Company Accounting Oversight Board (United States).

        For the convenience of the reader, this Form 10-K/A sets forth the entire 2012 Form 10-K. However, this Form 10-K/A amends and restates only the Report of Independent Registered Public Accounting Firm in Item 8 of the 2012 Form 10-K to give effect to the change discussed above. The aforementioned change has no effect on the other parts of the 2012 Form 10-K, the financial position of AbbVie Inc. as of December 31, 2012 and 2011, or the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012.

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

AbbVie Inc.
By:	/s/ WILLIAM J. CHASE
	Name:	William J. Chase
	Title:	Executive Vice President, Chief Financial Officer
Date: April 5, 2013

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
10.12	*Form of Agreement Regarding Change in Control (incorporated by reference to Exhibit 10.13 of Amendment No. 5 to the Company's Registration Statement on Form 10 filed on November 16, 2012).**
10.13	*AbbVie 2013 Incentive Stock Program (incorporated by reference to Exhibit 10.14 of Amendment No. 6 to the Company's Registration Statement on Form 10 filed on November 30, 2012).**
10.14	†AbbVie 2013 Management Incentive Plan.**
10.15	†AbbVie 2013 Performance Incentive Plan.**
10.16	†AbbVie Deferred Compensation Plan.**
10.17	†AbbVie Non-Employee Directors' Fee Plan.**
10.18	†AbbVie Supplemental Pension Plan.**
10.19	†AbbVie Supplemental Savings Plan.**
10.20
*Purchase Agreement dated November 5, 2012 between AbbVie Inc., Abbott Laboratories, as guarantor, and Morgan Stanley & Co. LLC, Barclays Capital Inc., J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.21 of Amendment No. 6 to the Company's Registration Statement on Form 10 filed on November 30, 2012).
21.1	†Subsidiaries of AbbVie Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibit Number	Exhibit Description
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
The AbbVie Inc. 2013 Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 15, 2013.

*
Incorporated herein by reference. Commission file number 001-35565.

**
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

†
Previously filed as an exhibit to the AbbVie Inc. Annual Report on Form 10-K filed on March 15, 2013.

        AbbVie will furnish copies of any of the above exhibits to a shareholder upon written request to the Secretary, AbbVie Inc., 1 North Waukegan Road, North Chicago, Illinois 60064.

QuickLinks

Explanatory Note
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