Form 10-Q
period 2013-03-31
AbbVie Inc.
filed 2013-05-08
CIK 1551152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 001-35565

ABBVIE INC.

A Delaware Corporation	I.R.S. Employer Identification No.
32-0375147

1 North Waukegan Road

North Chicago, Illinois 60064

Telephone:  (847) 932-7900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐   No ☒

As of March 31, 2013, AbbVie Inc. had 1,583,729,114 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I.  Financial Information

Item 1.  Financial Statements and Supplementary Data

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2013	2012
Net sales	$4,329	$4,173

Cost of products sold	1,153	1,156
Selling, general and administrative	1,237	1,247
Research and development	634	642
Acquired in-process research and development	—	150
Total operating costs and expenses	3,024	3,195
Operating earnings	1,305	978

Interest expense (income), net	66	(1)
Net foreign exchange loss	15	10
Other income, net	(15)	(37)
Earnings before income tax expense	1,239	1,006
Income tax expense	271	123
Net earnings	$968	$883

Per share data
Basic earnings per share	$0.61	$0.56
Diluted earnings per share	$0.60	$0.56

Cash dividends declared per common share	$0.80	n/a

Weighted-average basic shares outstanding (a)	1,588	1,577
Weighted-average diluted shares outstanding (a)	1,605	1,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

(a) On January 1, 2013, Abbott Laboratories distributed 1,577 million shares of AbbVie common stock.  The computation of basic and diluted earnings per common share for all periods through December 31, 2012 is calculated using the shares distributed on January 1, 2013.  Refer to Note 3 for information regarding the calculation of basic and diluted earnings per share for the period ended March 31, 2013.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2013	2012
Net earnings	$968	$883

Foreign currency translation (loss) gain adjustments	(232)	220
Pension and post-employment benefits, net of taxes of $9 in 2013	19	—
Unrealized losses on marketable equity securities, net of tax benefit of $— in 2013 and $(2) in 2012	(1)	(3)
Hedging activities, net of tax expense of $2 in both 2013 and 2012	9	3
Other comprehensive (loss) income	(205)	220
Comprehensive income	$763	$1,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2013	2012
Cash flows from operating activities
Net earnings	$968	$883
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	92	140
Amortization of intangible assets	135	179
Stock-based compensation	87	91
Acquired in-process research and development	—	150
Other	14	12
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	57	221
Inventories	11	(7)
Prepaid expenses and other assets	29	(63)
Accounts payable and other liabilities	(206)	(12)
Cash flows from operating activities	1,187	1,594

Cash flows from investing activities
Acquisitions and investments, net of cash acquired	—	(671)
Acquisitions of property and equipment	(88)	(162)
Sales of investment securities	1,575	629
Cash flows from investing activities	1,487	(204)

Cash flows from financing activities
Net change in short-term borrowings	(601)	—
Dividends paid	(636)	—
Purchases of treasury stock	(97)	—
Proceeds from the exercise of stock options	91	—
Net transactions with Abbott Laboratories, excluding noncash items	(242)	(1,367)
Other, net	(97)	(9)
Cash flows from financing activities	(1,582)	(1,376)

Effect of exchange rate changes on cash and equivalents	(14)	—

Net increase in cash and equivalents	1,078	14
Cash and equivalents, beginning of period	5,901	27

Cash and equivalents, end of period	$6,979	$41

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets
Cash and equivalents	$6,979	$5,901
Short-term investments	500	2,075
Accounts and other receivables, net	4,299	4,298
Inventories, net	1,037	1,091
Deferred income taxes	1,397	1,446
Prepaid expenses and other	711	543
Total current assets	14,923	15,354

Investments	118	119
Property and equipment, net	2,200	2,247
Intangible assets, net of amortization	2,153	2,323
Goodwill	6,060	6,130
Other assets	1,715	835
Total assets	$27,169	$27,008

Liabilities and Equity
Current liabilities
Short-term borrowings	$414	$1,020
Current maturities of long-term debt and lease obligations	22	22
Accounts payable and accrued liabilities	6,330	5,734
Total current liabilities	6,766	6,776

Long-term liabilities	2,845	2,239
Long-term debt and lease obligations	14,601	14,630

Commitments and contingencies

Equity
Net parent company investment in AbbVie Inc., prior to separation	—	3,713

Stockholders’ equity
Common stock, issued 1,586,295,590 shares in 2013	16	—
Common stock held in treasury, 2,566,476 shares in 2013	(97)	—
Additional paid-in-capital	3,945	—
Retained earnings	330	—
Accumulated other comprehensive loss	(1,237)	(350)
Total stockholders’ equity	2,957	(350)

Total equity	2,957	3,363

Total liabilities and equity	$27,169	$27,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statement of Equity

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Accumulated other comprehensive (loss)	Retained earnings	Net parent company investment	Total
Balance at December 31, 2012	—	$—	$—	$—	$(350)	$—	$3,713	$3,363
Separation-related adjustments	—	—	—	(636)	(682)	—	707	(611)
Reclassification of parent company net investment in connection with separation	—	—	—	4,420	—	—	(4,420)	—
Issuance of common stock at separation	1,577	16	—	(16)	—	—	—	—
Net earnings	—	—	—	—	—	968	—	968
Other comprehensive loss, net of tax	—	—	—	—	(205)	—	—	(205)
Dividends payable	—	—	—	—	—	(638)	—	(638)
Stock issued (purchased) under incentive stock programs	6	—	(97)	90	—	—	—	(7)
Stock-based compensation expense	—	—	—	87	—	—	—	87
Balance at March 31, 2013 (unaudited)	1,583	$16	$(97)	$3,945	$(1,237)	$330	$—	$2,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Background and Basis of Presentation

Background

The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacture and sale of a broad line of proprietary pharmaceutical products.  Substantially all of AbbVie’s U.S. sales are to three wholesalers.  Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served.

On January 1, 2013, AbbVie became an independent publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100 percent of the outstanding common stock of AbbVie to Abbott’s shareholders (the separation).  AbbVie was incorporated in Delaware on April 10, 2012.  Abbott’s Board of Directors approved the distribution of its shares of AbbVie on November 28, 2012.  AbbVie’s Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission (SEC) on December 7, 2012.  On January 1, 2013, Abbott’s shareholders of record as of the close of business on December 12, 2012 received one share of AbbVie common stock for every one share of Abbott common stock held as of the record date.  AbbVie’s common stock began trading “regular-way” under the ticker symbol “ABBV” on the New York Stock Exchange on January 2, 2013.

During the first quarter of 2013, certain separation-related adjustments were recorded in stockholders’ equity, principally due to the transfer of certain pension plan liabilities and assets from Abbott to AbbVie upon the legal split of those plans.  Refer to Note 10 for further information.  In addition, separation-related adjustments to additional paid-in capital reflected dividends to AbbVie shareholders that were declared from pre-separation earnings.  In addition, because the historical financial statements were derived from Abbott’s records, included in the separation-related adjustments were adjustments to foreign currency translation adjustments to reflect the appropriate opening balances related to AbbVie’s legal entities at the separation date.  Additional separation-related adjustments to stockholders’ equity could be recorded in the future as the split of the pension plans and the separation are finalized.

In connection with the separation, AbbVie and Abbott entered into transition services agreements covering certain corporate support and back office services that AbbVie has historically received from Abbott.  Such services include information technology, accounts payable, payroll, receivables collection, treasury and other financial functions, as well as order entry, warehousing, engineering support, quality assurance support and other administrative services.  These agreements facilitate the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office systems across its organization.  Transition services may be provided for up to 24 months, with an option for a one-year extension.

During the first quarter of 2013, AbbVie incurred $34 million of separation-related expenses, including legal, information technology and regulatory fees, which were principally classified in selling, general and administrative expenses (SG&A).

Basis of Presentation

The unaudited interim condensed consolidated financial statements of AbbVie have been prepared pursuant to the rules and regulations of the SEC.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been omitted.  These unaudited interim consolidated financial statements should be read in conjunction with the company’s audited combined financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the company’s financial position and operating results.  Net sales and net earnings for any interim period are not necessarily indicative of future or annual results.

For a certain portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is responsible for the business activities conducted by Abbott on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets.  As a result, the related assets and liabilities and results of operations have been reported in AbbVie’s condensed consolidated financial statements as of and for the quarter ended March 31, 2013.  Net sales related to these operations totaled approximately $200 million in the first quarter of 2013.  At March 31, 2013, the assets and liabilities consisted primarily of inventories of $108 million, trade accounts receivable of $165 million, other assets of $110 million, and accounts payable and other accrued liabilities of $198 million.  The majority of these operations are expected to be transferred to AbbVie by the end of 2014.

Prior to the separation on January 1, 2013, the historical financial statements of AbbVie were prepared on a stand-alone basis and were derived from Abbott’s consolidated financial statements and accounting records as if the former research-based pharmaceutical business of Abbott had been part of AbbVie for all periods presented.  The combined financial statements reflected AbbVie’s financial position, results of operations and cash flows as its business was operated as part of Abbott prior to the distribution, in conformity with U.S. GAAP.  The historical financial statements also included an allocation of expenses related to certain Abbott corporate functions, including senior management, legal, human resources, finance, information technology and quality assurance.  These expenses were allocated to AbbVie based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures.  AbbVie considers the expense allocation methodology and results to be reasonable.  However, the allocations may not be indicative of the actual expenses that would have been incurred had AbbVie operated as an independent, publicly-traded company for the periods presented.  These allocations totaled $197 million in the first quarter of 2012.

Note 2

Supplemental Financial Information

Inventories

(in millions)	March 31, 2013	December 31, 2012
Finished goods	$613	$547
Work-in-process	262	286
Raw materials	162	258
Inventories, net	$1,037	$1,091

Property and Equipment, Net

(in millions)	March 31, 2013	December 31, 2012
Property and equipment, gross	6,545	6,542
Less accumulated depreciation	(4,345)	(4,295)
Property and equipment, net	$2,200	$2,247

Depreciation expense for the three months ended March 31, 2013 and 2012 was $92 million and $140 million, respectively.

Interest Expense (Income), Net

	Three months ended March 31,
(in millions)	2013	2012
Interest expense	$72	$—
Interest income	(6)	(1)
Interest expense (income), net	$66	$(1)

Note 3

Earnings Per Share

AbbVie calculates basic earnings per share (EPS) pursuant to the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings.  Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.  AbbVie’s restricted stock units (RSUs) and restricted stock awards (RSAs) participate in dividends on the same basis as common shares and such dividends are nonforfeitable to the holder.  As a result, these RSUs and RSAs meet the definition of a participating security.

The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method.  For the three months ended March 31, 2013, AbbVie has determined the treasury stock method to be more dilutive.  As such, the dilutive effect of outstanding stock options, RSUs and RSAs was reflected in the denominator for the calculation of diluted EPS.

Note 4

Acquisitions, Collaborations and Other Arrangements

In the first quarter of 2012, cash outflows related to acquisitions, collaborations and other arrangements totaled $671 million, and the company recorded acquired in-process research and development (IPR&D) charges of $150 million.  There were no cash outflows related to acquisitions, collaborations and other arrangements or IPR&D charges recorded in the first quarter of 2013.

Reata Pharmaceuticals, Inc.

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

Note 5

Goodwill and Intangible Assets

The latest impairment assessment of goodwill and intangible assets not subject to amortization was completed in the third quarter of 2012.  Future impairment tests for goodwill and indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if indicators of impairment exist.  Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives.

Goodwill

The carrying amount of goodwill at March 31, 2013 and December 31, 2012 was $6,060 million and $6,130 million, respectively.  Changes in the goodwill balance were due to foreign currency translation.  As of March 31, 2013, there were no accumulated goodwill impairment losses.

Other Intangible Assets, Net

The following table summarizes AbbVie’s intangible assets.

	March 31, 2013			December 31, 2012
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$4,664	$(3,146)	$1,518	$4,699	$(3,031)	$1,668
License agreements	971	(756)	215	969	(734)	235
Total definite-lived intangible assets	5,635	(3,902)	1,733	5,668	(3,765)	1,903
Indefinite-lived research and development	420	—	420	420	—	420
Total intangible assets	$6,055	$(3,902)	$2,153	$6,088	$(3,765)	$2,323

The indefinite-lived intangible assets relate to IPR&D acquired in a business combination.  Amortization expense for the three months ended March 31, 2013 and 2012 was $135 million and $179 million, respectively.  There were no impairment charges recorded in the three months ended March 31, 2013 and 2012.

Note 6

Restructuring Plans

In 2012 and prior years, AbbVie management approved plans to realign its worldwide manufacturing operations and selected domestic and international commercial and R&D operations in order to reduce costs.  In the first quarter of 2013, AbbVie recorded a charge of approximately $9 million for employee severance and contractual obligations, with $7 million classified in cost of products sold and $2 million as SG&A expenses.  In the first three months of 2012, AbbVie incurred restructuring charges of $17 million.  The following summarizes the activity for the restructuring accrual for the first three months of 2013.

(in millions)
Accrued balance at December 31, 2012	$193
2013 restructuring charges	9
Payments and other adjustments	(24)
Accrued balance at March 31, 2013	$178

Included in payments and other adjustments for the period ended March 31, 2013 was a $23 million reversal of a previously recorded restructuring reserve due to the company’s re-evaluation of a prior year decision to exit a manufacturing facility.

Note 7

Debt

Long-Term Debt

The company had long-term debt and lease obligations of $14,623 million outstanding as of March 31, 2013, including $22 million of current maturities.  The weighted-average effective interest rate, excluding the effect of any related interest rate swaps, was 2.37%.

Short-Term Borrowings

During the first quarter of 2013, the company issued and redeemed commercial paper, of which $400 million was outstanding as of March 31, 2013, with a weighted-average interest rate of 0.3% for the three months ended March 31, 2013.  There were no borrowings outstanding under the company’s credit facility as of March 31, 2013.

Note 8

Financial Instruments and Fair Value Measures

Risk Management Policy

The company is exposed to foreign currency exchange rate and interest rate risks related to its business operations.  The company’s hedging policy attempts to manage these risks to an acceptable level based on the company’s judgment of the appropriate trade-off between risk, opportunity and costs.  The company uses derivative instruments to reduce its exposure to foreign currency exchange rates.  The company is also exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in interest rates.  The company periodically enters into interest rate swaps, based on judgment, to manage interest costs in which the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount.  Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities, and none of the company’s outstanding derivative instruments contain credit risk related contingent features; collateral is generally not required.

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity.  These contracts, with notional amounts totaling $529 million and $1.0 billion at March 31, 2013 and December 31, 2012, respectively, are designated as cash flow hedges and are recorded at fair value. Accumulated gains and losses as of March 31, 2013 will be included in cost of products sold at the time the products are sold, generally through the next twelve months.

The company enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans.  The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed.  At March 31, 2013 and December 31, 2012, AbbVie held notional amounts of $3.8 billion and $4.3 billion, respectively, of such foreign currency forward exchange contracts.

AbbVie was a party to interest rate hedge contracts, designated as fair value hedges, totaling $8.0 billion at March 31, 2013 and December 31, 2012.  The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt.  AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of March 31, 2013.

	Derivatives in asset position		Derivatives in liability position
(in millions)	Fair value	Balance sheet caption	Fair value	Balance sheet caption
Interest rate swaps designated as fair value hedges	$—	n/a	$121	Long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	7	Prepaid expenses and other	—	Accounts payable and accrued liabilities
Others not designated as hedges	14	Prepaid expenses and other	22	Accounts payable and accrued liabilities
Total	$21		$143

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of December 31, 2012.

	Derivatives in asset position		Derivatives in liability position
(in millions)	Fair value	Balance sheet caption	Fair value	Balance sheet caption
Interest rate swaps designated as fair value hedges	$—	n/a	$81	Long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	1	Prepaid expenses and other	10	Accounts payable and accrued liabilities
Others not designated as hedges	14	Prepaid expenses and other	15	Accounts payable and accrued liabilities
Total	$15		$106

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table summarizes the activity for derivative instruments and the amounts and location of income (expense) and gain (loss) reclassified into income and for certain other derivative instruments for the three months ended March 31, 2013 and 2012, respectively.  The amount of hedge ineffectiveness was not significant for the three months ended March 31, 2013 or 2012.

	(Loss) gain recognized in other comprehensive (loss) income		Income (expense) and gain (loss) reclassified into income
(in millions)	2013	2012	2013	2012	Income statement caption
Foreign currency forward exchange contracts —
Designated as cash flow hedges	$9	$10	$—	$2	Cost of products sold
Not designated as hedges	n/a	n/a	(9)	(10)	Net foreign exchange loss
Interest rate swaps designated as fair value hedges	n/a	n/a	(40)	n/a	Interest expense, net

The loss of $40 million related to fair value hedges recognized in net interest expense for the first three months of 2013 was offset by $40 million in gains on the underlying hedged item, the fixed-rate debt.

Fair Value Measures

The fair value hierarchy under the accounting standard for fair value measurements consists of the following three levels.

•                  Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

•                  Level 2 – Valuations based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market; and

•                  Level 3 – Valuations using significant inputs that are unobservable in the market and include the use of judgment by the company’s management about the assumptions market participants would use in pricing the asset or liability.

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2013.

		Basis of fair value measurement
(in millions)	Balance at March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$2,808	$510	$2,298	$—
Certificates of deposit	4,371	—	4,371	—
U.S. Treasury securities	300	300	—	—
Equity securities	11	11	—	—
Foreign currency contracts	21	—	21	—
Total assets	$7,511	$821	$6,690	$—
Liabilities
Interest rate hedges	$121	$—	$121	$—
Foreign currency contracts	22	—	22	—
Contingent consideration	118	—	—	118
Total liabilities	$261	$—	$143	$118

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the combined balance sheet as of December 31, 2012.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$5,901	$675	$5,226	$—
Certificates of deposit	1,775	—	1,775	—
U.S. Treasury securities	300	300	—	—
Equity securities	12	12	—	—
Foreign currency contracts	15	—	15	—
Total assets	$8,003	$987	$7,016	$—
Liabilities
Interest rate hedges	$81	$—	$81	$—
Foreign currency contracts	25	—	25	—
Contingent consideration	251	—	—	251
Total liabilities	$357	$—	$106	$251

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

The contingent payments are valued using a discounted cash flow technique that reflects management’s expectations about probability and timing of payment.

Gross unrealized holding gains on available-for-sale equity securities totaled $0.3 million and $1 million at March 31, 2013 and December 31, 2012, respectively.

There have been no transfers of assets or liabilities between the fair value measurement levels.  The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments.

(in millions)
Fair value as of December 31, 2012	$251
Payments	(131)
Other	(5)
Loss recognized in earnings	3
Fair value as of March 31, 2013	$118

In connection with the acquisition of Solvay’s U.S. pharmaceuticals business in 2010, the achievement of a certain sales milestone resulted in a payment of approximately $131 million in the first quarter of 2013 for which a liability was previously established.

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. The carrying values and fair values of certain financial instruments as of March 31, 2013 and December 31, 2012 are shown in the table below.

	Book values		Approximate fair values
(in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Assets
Investments	$107	$107	$105	$104
Liabilities
Short-term borrowings	414	1,020	414	1,020
Current maturities of long-term debt	22	22	22	22
Long-term debt	14,601	14,630	14,902	15,066

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of March 31, 2013.

		Basis of fair value measurement
(in millions)	Fair value at March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$105	$—	$33	$72
Total assets	$105	$—	$33	$72
Liabilities
Short-term borrowings	$414	$—	$414	$—
Current maturities of long-term debt and lease obligations	22	—	22	—
Long-term debt and lease obligations	14,902	—	14,902	—
Total liabilities	$15,338	$—	$15,338	$—

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2012.

		Basis of fair value measurement
(in millions)	Fair value at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$104	$—	$32	$72
Total assets	$104	$—	$32	$72
Liabilities
Short-term borrowings	$1,020	$—	$1,020	$—
Current maturities of long-term debt and lease obligations	22	—	22	—
Long-term debt and lease obligations	15,066	—	15,066	—
Total liabilities	$16,108	$—	$16,108	$—

Investments consist of cost method investments and held-to-maturity debt securities.  In determining the fair value of cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee, which represents a Level 3 basis of fair value measurement.  The fair value of held-to-maturity debt securities and long-term debt was estimated based upon the quoted market prices for the same or similar debt instruments.  The fair values of short-term and current borrowings approximate the carrying values due to the short maturities of these instruments.  There were no material adjustments to fair value during the three months ended March 31, 2013 or 2012.  The counterparties to financial instruments consist of select major international financial institutions.

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

Three U.S. wholesalers accounted for 41 percent and 48 percent of total net accounts receivables as of March 31, 2013 and December 31, 2012, respectively, and substantially all of AbbVie’s U.S. sales are to these three wholesalers.  In addition, net governmental receivables outstanding in Greece, Portugal, Italy and Spain totaled $781 million at March 31, 2013 and $725 million at December 31, 2012.

Note 9

Accumulated Other Comprehensive Loss

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax as of March 31, 2013.

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains (losses) on marketable equity securities	Gains (losses) on hedging activities	Total
Balance as of December 31, 2012	$181	$(511)	$1	$(21)	$(350)
Other comprehensive income before reclassifications	(232)	—	(1)	9	(224)
Amounts reclassified from accumulated other comprehensive income	—	19	—	—	19
Net current-period other comprehensive income	(232)	19	(1)	9	(205)
Separation-related adjustments	241	(934)	—	11	(682)
Balance as of March 31, 2013	$190	$(1,426)	$—	$(1)	$(1,237)

The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the period ended March 31, 2013.

Type of reclassification (brackets denote loss)	Amount reclassified from accumulated other comprehensive loss (in millions)	Affected line item in the condensed consolidated statement of earnings
Pension and post-employee benefits
Prior service costs	$1	(a)
Transition obligation	—	(a)
Actuarial losses	27	(a)
Total before tax	$28
Tax expense	(9)
Total reclassification for the three months ended March 31, 2013, net of tax	$19

(a) Components are included in computation of net periodic pension cost (see Note 10 for details)

Note 10

Post-Employment Benefits

Prior to separation, AbbVie employees participated in certain U.S. and international defined benefit pension and other post-employment plans sponsored by Abbott.  These plans included participants of Abbott’s other businesses and were accounted for as multi-employer plans in AbbVie’s combined financial statements.  As a result, no asset or liability was recorded by AbbVie in the historical balance sheets through December 31, 2012 to recognize the funded status of these plans.  In connection with the separation of AbbVie from Abbott on January 1, 2013, these plans were separated and AbbVie assumed obligations previously provided by Abbott and a portion of certain plans owned by AbbVie at December 31, 2012 were transferred to Abbott.

The amounts shown in the table below reflect the amount of AbbVie’s assumption of the net obligations for pension and other post-employment benefits.

(in millions)	Defined benefit plans	Other post-employment plans
Accumulated benefit obligation	$2,407	$270
Deferred losses	(1,392)	(46)

Projected benefit obligations	2,873	270
Fair value of assets	2,252	—
Net liability	$621	$270

Net Periodic Benefit Cost

	Defined benefit plans		Other post- employment plans
for the three months ended March 31 (in millions)	2013	2012	2013	2012
Service cost	$47	$4	$6	$—
Interest cost	48	8	6	—
Expected return on plan assets	(66)	(5)	—	—
Amortization of actuarial losses and prior service costs	28	—	—	—
Net periodic pension benefit cost	$57	$7	$12	$—

In the first quarter of 2013, AbbVie made a voluntary contribution of $145 million to its main domestic defined benefit pension plan.

Note 11

Stock-Based Compensation

Stock-based compensation expense recognized in the condensed consolidated statements of earnings was $87 million and $91 million during the three months ended March 31, 2013 and 2012, respectively.  Stock-based compensation expense for the three months ended March 31, 2012 was allocated to AbbVie based on the portion of Abbott’s incentive stock program in which AbbVie employees participated.

Prior to separation, AbbVie employees participated in Abbott’s incentive stock program.  Adopted after the separation, the AbbVie Incentive Stock Program provides for the assumption of certain awards granted under Abbott’s incentive stock program and authorizes the grant of several different forms of benefits, including nonqualified stock options, RSAs, and RSUs.

In connection with the separation, employee stock options, RSAs and RSUs were adjusted and converted into new equity awards using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the separation.  Upon the separation on January 1, 2013, holders of Abbott stock options, RSAs and RSUs generally received one AbbVie stock-based award for each Abbott stock-based award outstanding.   Converted awards retained the vesting schedule and expiration date of the original awards.

Stock Options

The expense related to stock options granted in the three months ended March 31, 2013 was based on the assumptions shown in the table below.

Risk-free interest rate	1.1%
Average life of options (years)	6.0
Volatility	32.63%
Dividend yield	4.3%
Fair value per stock option	$6.87

The following table summarizes AbbVie stock option activity for both AbbVie and Abbott employees for the three months ended March 31, 2013.

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted-average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2012	—	$—
Options converted on January 1, 2013	47,718	27.00
Granted	2,169	36.01
Exercised	(4,017)	26.42
Lapsed	(31)	19.87
Outstanding at March 31, 2013	45,839	27.49	4.1	$616
Exercisable at March 31, 2013	42,163	$27.12	3.7	$582

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last day of trading for the period ended March 31, 2013.  The total intrinsic value of options exercised in the three months ended March 31, 2013 was $42 million.

As of March 31, 2013, $5 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs & RSUs

The following table summarizes AbbVie RSA and RSU balances for both AbbVie and Abbott employees for the three months ended March 31, 2013.

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2012	—	$—
Awards converted on January 1, 2013	15,394	27.55
Granted	5,381	35.27
Vested	(7,134)	27.29
Lapsed	(76)	29.53
Outstanding at March 31, 2013	13,565	$30.74
Unvested shares at March 31, 2013	13,399	$30.78

The fair market value of restricted stock awards and units vested in the three months ended March 31, 2013 was $267 million.  As of March 31, 2013, $217 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

Note 12

Income Taxes

In AbbVie’s historical financial statements prior to the separation, income tax expense and deferred tax balances were calculated on a separate tax return basis although AbbVie’s operations had historically been included in the tax returns filed by the respective Abbott entities of which the AbbVie business was a part.  Subsequent to the separation, AbbVie will file tax returns on its own behalf and its income tax expense and deferred income tax balances have been recorded in accordance with AbbVie’s stand-alone income tax positions.  AbbVie and Abbott entered into a tax sharing agreement effective on the date of separation.  For tax contingencies prior to the separation, Abbott will indemnify and hold AbbVie harmless if the tax positions are settled for amounts in excess of recorded liabilities, and AbbVie will not benefit if prior tax positions are resolved more favorably than recorded amounts.

The effective income tax rate was 21.9 percent and 12.2 percent in the first quarters of 2013 and 2012, respectively.  The effective tax rates in both periods were less than the statutory federal income tax rate of 35 percent principally due to the benefit of lower statutory tax rates and tax exemptions in certain foreign jurisdictions.

The increase in the effective tax rate in the first quarter of 2013 over the prior year was principally due to income tax expense relating to certain 2013 earnings outside the United States that are not deemed indefinitely reinvested.  AbbVie will continue to evaluate whether to indefinitely reinvest certain future earnings in foreign jurisdictions as it analyzes its future global liquidity and financial structure.

Note 13

Litigation

As of March 31, 2013, AbbVie is involved in various claims, legal proceedings and investigations.  The recorded accrual balance for litigation at March 31, 2013 was not significant.  Within the next year, other legal proceedings may occur that may result in a change in the estimated loss accrued by AbbVie.  While it is not feasible to predict the outcome of all other proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, cash flows, or results of operations.

The U.S. Department of Justice, through the U.S. Attorney for the Western District of Virginia, and various state Attorneys General investigated AbbVie’s sales and marketing activities for Depakote.  The government sought to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food, Drug and Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement to third parties.  The state Attorneys General offices sought to determine whether any of these activities violated various state laws, including state consumer fraud/protection statutes.  AbbVie recorded charges of $1.5 billion in the third quarter of 2011 and $100 million in the first quarter of 2012 related to civil and criminal claims arising from this matter.  In May 2012, AbbVie reached resolution of all Depakote-related federal claims, Medicaid-related claims with 49 states and the District of Columbia, and consumer protection claims with 45 states and the District of Columbia.  In 2012, AbbVie paid approximately $1.6 billion for the settlement.  The payments were material to AbbVie’s cash flows in 2012.

Note 14

Segment Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie’s U.S. sales are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. Net sales of key products were as follows.

	Three months ended March 31,
(in millions)	2013	2012
HUMIRA	$2,244	$1,934
Synagis	345	346
AndroGel	240	232
Kaletra	219	221
Niaspan	186	191
Lupron	181	199
Sevoflurane	137	156
TriCor/TRILIPIX	128	254
Synthroid	119	129
Creon	90	68
Norvir	82	83
Zemplar	81	90
All other	277	270
Net sales	$4,329	$4,173

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial position of AbbVie Inc. (AbbVie or the company) as of March 31, 2013 and December 31, 2012 and the results of operations for the three months ended March 31, 2013 and 2012.  This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing under “Item 1. Financial Statements and Supplementary Data.”

EXECUTIVE OVERVIEW

AbbVie is a global, research-based biopharmaceutical company.  AbbVie develops and markets advanced therapies that address some of the world’s most complex and serious diseases.  AbbVie products are used to treat rheumatoid arthritis, psoriasis, Crohn’s disease, HIV, cystic fibrosis complications, low testosterone, thyroid disease, Parkinson’s disease, ulcerative colitis, and complications associated with chronic kidney disease, among other indications.  AbbVie also has a pipeline of promising new medicines, including more than 20 compounds or indications in Phase II or Phase III development across such important medical specialties as immunology, renal care, hepatitis C virus (HCV), women’s health, oncology, and neuroscience, including multiple sclerosis and Alzheimer’s disease.  AbbVie has approximately 21,500 employees and its products are sold in over 170 countries.  AbbVie operates in one business segment – pharmaceutical products.

AbbVie’s products include a broad line of adult and pediatric pharmaceuticals manufactured, marketed, and sold worldwide and are generally sold directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from distribution centers and public warehouses.  Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.  Certain products are co-marketed or co-promoted with other companies.

Research and Development

Research and development (R&D) innovation and scientific productivity continue to be a key strategic priority for AbbVie.  AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.  R&D is focused on therapeutic areas that include virology, renal disease, neuroscience, oncology, immunology, and women’s health, among others.

During the first quarter of 2013, AbbVie continued to execute on its long-term strategy of advancing its new product pipeline and maximizing its existing portfolio through new indications and formulations.  AbbVie continues to dedicate R&D efforts to expanding indications for HUMIRA, including in the fields of rheumatology (axial and peripheral spondyloarthritis) and ophthalmology (uveitis).  During the first quarter, the company released positive Phase IIb results from interferon-free studies for the treatment of HCV and continues to enroll patients in a comprehensive Phase III program for genotype 1 HCV that involves combinations of ABT-450; a protease inhibitor for HCV infection; ABT-333, a polymerase inhibitor; and ABT-267, a NS5A inhibitor.  Also during the quarter, the company received U.S. Food and Drug Administration (FDA) approval for Creon 36000 lipase-unit capsules for patients with exocrine pancreatic insufficiency.  Creon 36000 is the highest dose of pancreatic therapy currently available for patients.

For a more comprehensive discussion of AbbVie’s products and pipeline, refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Separation from Abbott Laboratories

On January 1, 2013, AbbVie became an independent publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100 percent of the outstanding common stock of AbbVie to Abbott’s shareholders (the separation).  Each Abbott shareholder of record as of the close of business on December 12, 2012 received one share of AbbVie common stock for each Abbott common share held as of the record date.  AbbVie was incorporated in Delaware on April 10, 2012 and is comprised of Abbott’s former research-based proprietary pharmaceuticals business.  AbbVie’s Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on December 7, 2012.  AbbVie’s common stock began trading “regular-way” under the ticker symbol “ABBV” on the New York Stock Exchange on January 2, 2013.  Refer to the “Basis of Presentation” below for further information.

Basis of Presentation

Prior to the separation on January 1, 2013, the historical financial statements were prepared on a stand-alone basis and were derived from Abbott’s consolidated financial statements and accounting records as if the former research-based pharmaceutical business of Abbott had been part of AbbVie for all periods presented.  The combined financial statements reflected AbbVie’s financial position, results of operations and cash flows as its business was operated as part of Abbott prior to the distribution, in conformity with U.S. GAAP.  The historical financial statements also included an allocation of expenses related to certain Abbott corporate functions, including senior management, legal, human resources, finance, information technology and quality assurance.  These expenses were allocated to AbbVie based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures.  AbbVie considers the expense allocation methodology and results to be reasonable.  However, the allocations may not be indicative of the actual expenses that would have been incurred had AbbVie operated as an independent, publicly-traded company for the periods presented.

The historical combined financial statements reflected the operating results and financial position of AbbVie as it was operated by Abbott, rather than as an independent company.  AbbVie will incur additional ongoing operating expenses to operate as an independent company.  These costs will include the cost of various corporate headquarters functions, incremental information technology-related costs, and incremental costs to operate a stand-alone back office infrastructure outside the United States.  In order to establish these stand-alone functions, AbbVie will also incur non-recurring expenses and capital expenditures.

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

RESULTS OF OPERATIONS

Net Sales

			Percent change
	Three months ended March 31,		At actual currency rates	At constant currency rates
(in millions)	2013	2012	2013	2013
United States	$2,122	$2,130	—%	—%
International	2,207	2,043	8%	11%
Net sales	$4,329	$4,173	4%	5%

Sales growth in the first quarter of 2013 was driven by the continued strength of HUMIRA, both in the United States and internationally.  Sales increased in the quarter despite the decline in TriCor/TRILIPIX sales due to generic competition and unfavorable foreign exchange rate fluctuations.

The following table details the sales of key products.

			Percent change
	Three months ended March 31,		At actual currency rates	At constant currency rates
(in millions)	2013	2012	2013	2013
HUMIRA
United States	$956	$773	24%	24%
International	1,288	1,161	11%	13%
Total	$2,244	$1,934	16%	17%
AndroGel
United States	$240	$232	3%	3%
TriCor/TRILIPIX
United States	$128	$254	(50)%	(50)%
Kaletra
United States	$52	$55	(5)%	(5)%
International	167	166	1%	2%
Total	$219	$221	(1)%	— %
Niaspan
United States	$186	$191	(3)%	(3)%
Synagis
International	$345	$346	— %	6%
Lupron
United States	$125	$141	(11)%	(11)%
International	56	58	(3)%	(2)%
Total	$181	$199	(9)%	(9)%
Sevoflurane
United States	$16	$14	14%	14%
International	121	142	(15)%	(13)%
Total	$137	$156	(12)%	(11)%
Synthroid
United States	$119	$129	(8)%	(8)%
Norvir
United States	$52	$54	(4)%	(4)%
International	30	29	3%	3%
Total	$82	$83	(1)%	(1)%
Zemplar
United States	$41	$53	(23)%	(23)%
International	40	37	8%	8%
Total	$81	$90	(10)%	(10)%
Creon
United States	$90	$68	32%	32%
Other	$277	$270	3%	4%
Total	$4,329	$4,173	4%	5%

The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year’s foreign exchange rates.  This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and the current period.  AbbVie believes that the non-GAAP measure of change in net sales at constant currency rates, when used in conjunction with the GAAP measure of change in net sales at actual currency rates, may provide a more complete understanding of the company’s operations and can facilitate analysis of the company’s results of operations, particularly in evaluating performance from one period to another.  In the following discussion of net sales, changes in net sales are presented on a constant currency basis.

Global HUMIRA sales increased 17 percent on a constant currency basis as a result of continued market growth and higher market share across various countries, higher pricing in certain geographies and the global launch of the ulcerative colitis indication in 2012.  HUMIRA continues to have strong growth in the dermatology and gastroenterology categories.  In 2012, HUMIRA received approvals from the European Commission for the treatment of moderately to severely active ulcerative colitis in adult patients who have had an inadequate response to conventional therapy, the treatment of severe axial spondyloarthritis in adult patients who have no X-ray evidence of structural damage, and the treatment of pediatric patients aged 6 to 17 years with severe active Crohn’s disease who failed, are intolerant to, or have contraindications to conventional therapy.  HUMIRA is approved for nine indications in the European Union.  AbbVie expects to submit the U.S. regulatory application for pediatric Crohn’s disease in the coming months.  AbbVie is pursuing several new indications to help further differentiate from competitive products and add to the sustainability and future growth of HUMIRA.

The decline in TriCor, TRILIPIX, and Niaspan sales reflects continued softness in the overall branded cholesterol market and the introduction of a generic version of TriCor in the U.S. market in November 2012.  As a result, demand for TriCor decreased and sales for AbbVie’s consolidated lipid franchise including TriCor, TRILIPIX and Niaspan declined 29 percent on a constant currency basis in the first quarter of 2013 compared to the first quarter of 2012.  Under a license agreement for TRILIPIX 45 mg and 135 mg, generic competition may begin in January 2014, except that under certain circumstances the license may commence as early as July 2013.  Under an agreement relating to AbbVie’s niacin products, Niaspan may become subject to generic competition in September 2013.

U.S. sales of Kaletra declined in the first quarter of 2013 primarily due to lower market share resulting from the impact of competition.  Sales of Lupron decreased in the first quarter of 2013 compared to the first quarter of 2012 due to lower demand and decreases in price.

AndroGel growth in the first quarter of 2013 was impacted by moderation in the rate of overall market growth and price decreases driven by rebates implemented in mid-2012.  AndroGel continues to hold the number one market share position in the U.S. testosterone replacement market, with more than 60 percent of the market share.  AndroGel 1% sales are expected to be impacted by generic competition in 2015.

U.S. sales of Creon continued to grow in the first quarter of 2013.  Creon maintains market leadership in the pancreatic enzyme market and continues to capture the vast majority of new prescription starts.  In the first quarter of 2013, the U.S. FDA approved a new dosage strength of Creon 36000 lipase-unit capsules for patients with exocrine pancreatic insufficiency.  Creon 36000 is the highest dose of pancreatic therapy currently available, which may help to reduce pill burden for some patients.  With this approval, Creon is able to offer patients the broadest range of dosages strengths.

Gross Margin

	Three months ended March 31,		Percent change
(in millions)	2013	2012	2013
Gross margin	$3,176	$3,017	5%
as a % of net sales	73%	72%

The increase in the gross profit margin in the first quarter of 2013 was primarily due to lower amortization expense for intangible assets and decreases in royalty expense related to TriCor.  The improvement was also due to product mix, improved efficiencies, higher prices in certain geographies, partially offset by pricing pressures in various other markets, the effect of unfavorable foreign exchange rates and the loss of exclusivity within the lipids franchise.

Selling, General and Administrative

	Three months ended March 31,		Percent change
(in millions)	2013	2012	2013
Selling, general and administrative	$1,237	$1,247	(1)%
as a % of net sales	29%	30%

Selling, general and administrative (SG&A) expenses for the first quarter of 2013 included $29 million of costs associated with the separation of AbbVie from Abbott.  SG&A expenses in the first quarter of 2012 included a $100 million charge related to the federal investigation of Depakote sales and marketing activities.

Excluding separation costs and litigation charges from both years, SG&A expenses increased 5 percent in the first quarter of 2013 compared to the first quarter of 2012.  The increase in SG&A expense was due primarily to increased selling and marketing support for AbbVie’s growth brands, HUMIRA and AndroGel, and the incremental costs of becoming an independent company.

Research and Development and Acquired In-Process Research and Development

	Three months ended March 31,		Percent change
(in millions)	2013	2012	2013
Research and development	$634	$642	(1)%
as a % of net sales	15%	15%
Acquired in-process research and development	$—	$150	(100)%

R&D expense in the first quarter of 2012 included a $50 million R&D milestone payment related to a product in development for the treatment of chronic kidney disease.  Excluding the milestone payment, R&D expense increased 7 percent in the first quarter of 2013 compared to the first quarter of 2012.  The increase in R&D expense reflects added funding to support the emerging mid- and late-stage pipeline assets and the continued pursuit of additional HUMIRA indications.

Acquired in-process research and development (IPR&D) expense for the three months ended March 31, 2012 included a charge of $150 million as a result of entering into a global collaboration to develop and commercialize an oral, next-generation JAK1 inhibitor.

Interest Expense (Income), Net

Interest expense (income), net of $66 million for the three months ended March 31, 2013 was comprised primarily of interest expense on outstanding debt, partially offset by interest income.  In November 2012, AbbVie issued $14.7 billion of long-term debt and entered into interest rate swaps with various financial institutions, which converted its $8.0 billion fixed rate interest rate debt to floating interest rate debt.  The balance of commercial paper outstanding at March 31, 2013 was $400 million.  AbbVie expects to incur approximately $300 million of net interest expense in 2013.

Income Tax Expense

The effective income tax rates were 21.9 percent and 12.2 percent in the first quarters of 2013 and 2012, respectively.  The effective tax rates in both periods were less than the statutory federal income tax rate of 35 percent principally due to the benefit of lower statutory tax rates and tax exemptions in certain foreign jurisdictions.  The increase in the effective tax rate in the first quarter of 2013 over the prior year was principally due to income tax expense relating to certain 2013 earnings outside the United States that are not deemed indefinitely reinvested.  AbbVie will continue to evaluate whether to indefinitely reinvest certain future earnings in foreign jurisdictions as it analyzes its future global liquidity and financial structure.

AbbVie expects that its effective income tax rate in 2013 will be approximately 22 percent, excluding any discrete items.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,

(in millions)	2013	2012
Cash flows provided by/(used in):
Operating activities	$1,187	$1,594
Investing activities	1,487	(204)
Financing activities	(1,582)	(1,376)

Strong cash flows from operating activities were driven by higher net earnings and focused working capital management.  The company made a voluntary contribution to its main domestic defined benefit pension plan of $145 million in the first quarter of 2013.  In the first quarter of 2012, AbbVie paid $400 million to Reata related to a collaboration agreement for the joint development and commercialization of second-generation oral antioxidant inflammation modulators, for which an IPR&D charge was recorded in 2011.

The company’s cash and equivalents and short-term investments decreased from $7,976 million at December 31, 2012 to $7,479 million at March 31, 2013.  AbbVie did not report cash and equivalents or short-term investments on its balance sheet at March 31, 2012 except for cash and equivalents and short-term investments that were held by entities that transferred to AbbVie.  The company’s cash and equivalents and short-term investments at December 31, 2012 consisted of contributions from Abbott and the proceeds of the issuance of debt.

During the first quarter of 2013, the company issued and redeemed commercial paper, of which $400 million was outstanding as of March 31, 2013 at a weighted-average interest rate of 0.3% for the three months ended March 31, 2013.  The balance of commercial paper outstanding as of December 31, 2012 was $1.0 billion.  Historically, cash flows from financing activities represented cash transactions with Abbott.

Dividends of $636 million were paid on February 15, 2013 to stockholders of record on January 15, 2013 at $0.40 per share.  On February 15, 2013, the board of directors declared a quarterly cash dividend of $0.40 per share for stockholders of record on April 15, 2013, payable on May 15, 2013.  AbbVie expects to pay regular cash dividends at an annual rate of $1.60 per share; however, the timing, declaration, amount of, and payment of any dividends is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors.

On February 15, 2013, the company announced a $1.5 billion common stock repurchase program, which was effective immediately.  Purchases of AbbVie shares may be made from time to time at management’s discretion.  The plan has no time limit and can be discontinued at any time.  There were no share repurchases in the first quarter of 2013.

Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with governmental health systems.  Global economic conditions and liquidity issues in these countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.  While the company continues to receive payments on these receivables, these conditions have resulted in an increase in the average length of time it takes to collect accounts receivable outstanding.  Outstanding net governmental receivables in these countries at March 31, 2013 and December 31, 2012 were as follows.

	Net receivables		Net receivables over one year past due
(in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Greece	$50	$52	$25	$13
Portugal	76	80	34	23
Italy	341	308	39	40
Spain	314	285	15	2
Total	$781	$725	$113	$78

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

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $2.0 billion unsecured five-year revolving credit facility from a syndicate of lenders, entered into in July 2012, which also supports commercial paper borrowings.  As of the date of separation, January 1, 2013, Abbott’s obligations under this facility were relieved and AbbVie became the sole obligor.  The credit facility enables the company to borrow funds at floating interest rates.  At March 31, 2013, the company was in compliance with all its credit facility covenants.  Commitment fees under the new credit facility are not material.  There were no amounts outstanding on the credit facility as of March 31, 2013.

Access to Capital

The company intends to fund short-term and long-term financial obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt.  The company’s ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for the company’s products or in the solvency of its customers or suppliers, deterioration in the company’s key financial ratios or credit ratings or other material unfavorable changes in business conditions.  At the current time, the company believes it has sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support the company’s growth objectives.

Credit Ratings

There were no changes in the company’s credit ratings in the first three months of 2013.  Refer to the 2012 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses.  Certain of these policies are considered critical as these most significantly impact the company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Actual results may vary from these estimates.  A summary of the company’s significant accounting policies is included in Note 2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in the company’s application of its critical accounting polices during the first three months of 2013.

CERTAIN REGULATORY MATTERS

AbbVie’s markets are highly competitive and subject to substantial government regulation.  For example, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, health care reform legislation) included an increase in the basic Medicaid rebate and extended the rebate to drugs provided through Medicaid managed care organizations.  These Medicare and Medicaid rebate changes, the Medicare Part D coverage gap discount provision, and the annual fee imposed by health care reform legislation on companies that sell branded prescription drugs to specified government programs will continue to have a negative effect on AbbVie’s gross profit margin in future years.

AbbVie expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which AbbVie or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in the “Business” section in Item 1 and “Risk Factors” section in Item 1A of the company’s Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures on Market Risk

The company is exposed to risk that its earnings, cash flows and equity could be adversely impacted by changes in foreign exchange rates and interest rates.  Certain derivative instruments are used when available on a cost-effective basis to hedge the company’s underlying economic exposures.  Refer to Note 8 for further information regarding the company’s financial instruments and hedging strategies.

Foreign Currency Risk

AbbVie’s primary net foreign currency translation exposures are the euro, British pound, Japanese yen and Canadian dollar.  Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity.  These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive income (loss).  Deferred gains or losses on these contracts are included in cost of products sold at the time the products are sold to a third party, generally within twelve months.  At March 31, 2013 and December 31, 2012, AbbVie held $529 million and $1.0 billion, respectively, in notional amounts of such contracts, which all mature in the following calendar year.

AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables.  The contracts, which are not designated as hedges, are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed.  At March 31, 2013 and December 31, 2012, AbbVie held notional amounts of $3.8 billion and $4.3 billion, respectively, of such foreign currency forward exchange contracts.

The following table reflects the total foreign currency forward contracts outstanding at March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$2,949	1.296	$5	$3,649	1.315	$(10)
British pound	91	1.515	—	91	1.612	—
Japanese yen	287	94.9	(2)	323	84.4	5
Canadian dollar	157	1.025	(1)	154	0.992	—
All other currencies	847	N/A	(3)	1,045	N/A	(5)
Total	$4,331		$(1)	$5,262		$(10)

The company estimates that a 10 percent appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $434 million at March 31, 2013.  If realized, this appreciation would negatively affect earnings over the remaining life of the contacts.  A 10 percent appreciation is believed to be a reasonably possible near-term change in foreign currencies.  Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange.

Currency restrictions enacted in Venezuela require AbbVie to obtain approval from the Venezuelan government to exchange Venezuelan bolivars for U.S. dollars and require such exchange to be made at the official exchange rate established by the government.  Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a loss of $11 million in the first quarter of 2013 recorded in net foreign exchange loss on the condensed consolidated statements of earnings.

Interest Rate Risk

Interest rate swaps are used to manage the company’s exposure of changes in interest rates on the fair value of fixed-rate debt.  The effect of these hedges is to change the fixed interest rate to a variable rate.  AbbVie does not use derivative instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for investment securities.  At March 31, 2013 and December 31, 2012, AbbVie had interest rate hedge contracts totaling $8.0 billion.  The company estimates that an increase in the interest rates of 100-basis points would decrease the fair value of our interest rate swap contracts by approximately $486 million at March 31, 2013.  If realized, the fair value reduction would affect earnings over the remaining life of the contracts.  The company estimates that an increase of 100-basis points in long-term interest rates would decrease the fair value of long-term debt by $943 million at March 31, 2013.  A 100-basis point change is believed to be a reasonably possible near-term change in interest rates.

Market Price Sensitive Investments

AbbVie holds available-for-sale equity securities from strategic technology acquisitions.  The market value of these investments was approximately $11 million and $12 million as of March 31, 2013 and December 31, 2012, respectively.  AbbVie monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs.  A hypothetical 20 percent decrease in the share prices of these investments would have an immaterial decrease to their fair value at March 31, 2013.  A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.

Non-Publicly Traded Equity Securities

AbbVie holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges.  The carrying value of these investments was approximately $72 million as of March 31, 2013 and December 31, 2012.  AbbVie monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures.    The Chief Executive Officer, Richard A. Gonzalez, and the Chief Financial Officer, William J. Chase, evaluated the effectiveness of AbbVie’s disclosure controls and procedures as of the end of the period covered by this report, and concluded that AbbVie’s disclosure controls and procedures were effective to ensure that information AbbVie is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by AbbVie in the reports that it files or submits under the Exchange Act is accumulated and communicated to AbbVie’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Changes in internal control over financial reporting.   During the quarter ended March 31, 2013, there were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

AbbVie’s management, including its Chief Executive Officer and its Chief Financial Officer, do not expect that AbbVie’s disclosure controls or internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2013, AbbVie is involved in various claims, legal proceedings, and investigations, including those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s financial position, cash flows, or results of operations.

AbbVie is seeking to enforce its patent rights relating to testosterone gel (a drug AbbVie sells under the trademark AndroGel® 1.62%).  In a case filed in the United States District Court for the District of Delaware in March 2013, AbbVie alleges that Watson Laboratories Inc. and Actavis Inc.’s proposed generic product infringes AbbVie’s patent and seeks declaratory and injunctive relief.

In its 2012 Form 10-K, AbbVie reported that several lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. et al. had been consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under Multi District Litigation Rules as In re Androgel Antitrust Litigation, MDL No. 2084.  In March 2013, the United States Supreme Court heard oral arguments in the case brought by the Federal Trade Commission (FTC).  The private plaintiffs’ appeal of the District Court’s grant of summary judgment has been stayed by the United States Court of Appeals for the Eleventh Circuit pending the Supreme Court’s ruling in the case brought by the FTC.

In its 2012 Form 10-K, AbbVie reported that it is seeking to enforce its patent rights relating to niacin extended release tablets (a drug AbbVie sells in the U.S. under the trademark Niaspan®). In the first quarter of 2013, the following previously-reported cases filed in the United States District Court for the District of Delaware were settled and dismissed without prejudice: a case filed in February 2010 in which AbbVie alleged that Sun Pharmaceutical Industries Ltd. and Sun Pharma Global FZE’s generic product infringed AbbVie’s patents; a case filed in June 2010 in which AbbVie alleged that Sandoz Inc.’s proposed generic product infringed AbbVie’s patents; and a case filed in February 2012 in which AbbVie alleged that Amneal Pharmaceutical’s proposed generic product infringed AbbVie’s patents.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	399,731(1)	$35.93	0	$1,500,000,000(2)
February 1, 2013 – February 28, 2013	133,806(1)	$37.22	0	$1,500,000,000(2)
March 1, 2013 – March 31, 2013	140,881(1)	$38.19	0	$1,500,000,000(2)
Total	674,418(1)	$36.66	0	$1,500,000,000(2)

1.                         These shares include:

(i)             the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 399,731 in January, 133,806 in February, and 121,481 in March; and

(ii)          the shares purchased on the open market for the benefit of participants in the AbbVie Savings Plan – 0 in January, 0 in February, and 19,400 in March.

These shares do not include the shares surrendered to AbbVie to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.                         On February 15, 2013, AbbVie announced that its board of directors approved the purchase of up to $1.5 billion of its common stock, from time to time.

Item 6.  Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ William J. Chase
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: May 8, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	*AbbVie 2013 Incentive Stock Program, filed as Exhibit A to the AbbVie Inc. Definitive Proxy Statement on Schedule 14A dated March 15, 2013.**

10.2	Form of AbbVie Inc. Non-Employee Director Restricted Stock Unit Agreement.**

10.3	Form of AbbVie Inc. Non-Employee Director Non-Qualified Stock Option Agreement.**

10.4	Form of AbbVie Inc. Performance Restricted Stock Agreement (CEO/Chairman).**

10.5	Form of AbbVie Inc. Performance Restricted Stock Agreement (Annual).**

10.6	Form of AbbVie Inc. Performance Restricted Stock Agreement (Interim).**

10.7	Form of AbbVie Inc. Non-Qualified Stock Option Agreement.**

10.8	Form of AbbVie Inc. Non-Qualified Replacement Stock Option Agreement.**

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 FR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 8, 2013, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.

*                                           Incorporated herein by reference.  Commission file number 001-35565.

**                                      Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.