Form 10-Q
period 2013-06-30
AbbVie Inc.
filed 2013-08-09
CIK 1551152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, AbbVie Inc. had 1,585,428,724 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I.  Financial Information

Item 1.    Financial Statements and Supplementary Data

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data)	2013	2012		2013	2012
Net sales	$4,692	$4,493		$9,021	$8,666

Cost of products sold	1,054	1,073		2,207	2,229
Selling, general and administrative	1,406	1,246		2,643	2,493
Research and development	709	642		1,343	1,284
Acquired in-process research and development	70	110		70	260
Total operating costs and expenses	3,239	3,071		6,263	6,266
Operating earnings	1,453	1,422		2,758	2,400

Interest expense (income), net	75	(2)		141	(3)
Net foreign exchange loss	14	11		29	21
Other (income) expense, net	(4)	11		(19)	(26)
Earnings before income tax expense	1,368	1,402		2,607	2,408
Income tax expense	300	135		571	258
Net earnings	$1,068	$1,267		$2,036	$2,150

Basic earnings per share	$0.67	$0.80		$1.28	$1.36
Diluted earnings per share	$0.66	$0.80		$1.27	$1.36

Cash dividends declared per common share	$0.40	n/a		$1.20	n/a

Weighted-average basic shares outstanding	1,589	1,577	(a)	1,586	1,577	(a)
Weighted-average diluted shares outstanding	1,609	1,577	(a)	1,605	1,577	(a)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(a) On January 1, 2013, Abbott Laboratories distributed 1,577 million shares of AbbVie common stock.  The computation of basic and diluted earnings per common share for all periods through December 31, 2012 is calculated using the shares distributed on January 1, 2013.  Refer to Note 3 for information regarding the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2013.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Net earnings	$1,068	$1,267	$2,036	$2,150

Foreign currency translation gain (loss) adjustments	50	(528)	(182)	(308)

Pension and post-employment benefits, net of tax expense of $9 and $—for the three months ended June 30, 2013 and 2012, respectively, and $18 and $— for the six months ended June 30, 2013 and 2012, respectively	16	1	35	1

Unrealized gains (losses) on marketable equity securities, net of tax expense of $— and $6 for the three months ended June 30, 2013 and 2012, respectively, and $— and $4 for the six months ended June 30, 2013 and 2012, respectively	—	9	(1)	6

Hedging activities, net of tax expense (benefit) of $— and $(1) for the three months ended June 30, 2013 and 2012, respectively, and $2 and $1 for the six months ended June 30, 2013 and 2012, respectively	2	(2)	11	1
Other comprehensive income (loss)	68	(520)	(137)	(300)
Comprehensive income	$1,136	$747	$1,899	$1,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2013	2012
Cash flows from operating activities
Net earnings	$2,036	$2,150
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	192	259
Amortization of intangible assets	271	355
Stock-based compensation	133	126
Acquired in-process research and development	70	260
Other	33	26
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	585	752
Inventories	(50)	(56)
Prepaid expenses and other assets	136	(43)
Accounts payable and other liabilities	(182)	(674)
Cash flows from operating activities	3,224	3,155

Cash flows from investing activities
Acquisitions and investments, net of cash acquired	(134)	(780)
Acquisitions of property and equipment	(207)	(256)
Purchases of investment securities	(14)	—
Sales of investment securities	2,075	630
Cash flows from investing activities	1,720	(406)

Cash flows from financing activities
Net change in short-term borrowings	(604)	—
Dividends paid	(1,274)	—
Purchases of treasury stock	(121)	—
Proceeds from the exercise of stock options	190	—
Net transactions with Abbott Laboratories, excluding noncash items	(172)	(2,694)
Other, net	(101)	(8)
Cash flows from financing activities	(2,082)	(2,702)

Effect of exchange rate changes on cash and equivalents	(20)	—

Net increase in cash and equivalents	2,842	47
Cash and equivalents, beginning of period	5,901	27

Cash and equivalents, end of period	$8,743	$74

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions, except share data)	2013	2012
	(unaudited)
Assets
Current assets
Cash and equivalents	$8,743	$5,901
Short-term investments	11	2,075
Accounts and other receivables, net	3,755	4,298
Inventories, net	1,085	1,091
Deferred income taxes	1,442	1,446
Prepaid expenses and other	626	543
Total current assets	15,662	15,354

Investments	121	119
Property and equipment, net	2,213	2,247
Intangible assets, net of amortization	2,101	2,323
Goodwill	6,120	6,130
Other assets	1,693	835
Total assets	$27,910	$27,008

Liabilities and Equity
Current liabilities
Short-term borrowings	$410	$1,020
Current maturities of long-term debt and lease obligations	22	22
Accounts payable and accrued liabilities	6,373	5,734
Total current liabilities	6,805	6,776

Long-term liabilities	3,221	2,239
Long-term debt and lease obligations	14,326	14,630

Commitments and contingencies

Equity
Net parent company investment in AbbVie Inc., prior to separation	—	3,713

Stockholders’ equity
Common stock, issued 1,588,559,371 shares in 2013	16	—
Common stock held in treasury, 3,130,647 shares in 2013	(121)	—
Additional paid-in-capital	4,074	—
Retained earnings	758	—
Accumulated other comprehensive loss	(1,169)	(350)
Total stockholders’ equity	3,558	(350)

Total equity	3,558	3,363

Total liabilities and equity	$27,910	$27,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

					Accumulated
	Common			Additional	other		Net parent
	shares	Common	Treasury	paid-in	comprehensive	Retained	company
(in millions)	outstanding	stock	stock	capital	(loss)	earnings	investment	Total
Balance at December 31, 2012	—	$—	$—	$—	($350)	$—	$3,713	$3,363
Separation-related adjustments	—	—	—	(642)	(682)	—	707	($617)
Reclassification of parent company net investment in connection with separation	—	—	—	4,420	—	—	(4,420)	$—
Issuance of common stock at separation	1,577	16	—	(16)	—	—	—	$—
Net earnings	—	—	—	—	—	2,036	—	$2,036
Other comprehensive loss, net of tax	—	—	—	—	(137)	—	—	($137)
Dividends declared	—	—	—	—	—	(1,278)	—	($1,278)
Stock issued (purchased) under incentive stock programs and other	8	—	(121)	312	—	—	—	$191
Balance at June 30, 2013 (unaudited)	1,585	$16	($121)	$4,074	($1,169)	$758	$—	$3,558

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

During the first half of 2013, certain separation-related adjustments were recorded in stockholders’ equity, principally due to the transfer of certain pension plan liabilities and assets from Abbott to AbbVie upon the legal split of those plans.  Refer to Note 9 for further information.  Separation-related adjustments to additional paid-in capital principally reflected dividends to AbbVie shareholders that were declared from pre-separation earnings.  In addition, because the historical financial statements were derived from Abbott’s records, included in the separation-related adjustments were adjustments to foreign currency translation adjustments to reflect the appropriate opening balances related to AbbVie’s legal entities at the separation date.  Additional separation-related adjustments to stockholders’ equity could be recorded in the future as the split of the pension plans and the separation are finalized.

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

During the three and six months ended June 30, 2013,  AbbVie incurred $67 million and $100 million of separation-related expenses, including legal, information technology and regulatory fees, which were principally classified in selling, general and administrative expenses (SG&A).

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

For a certain portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and satisfy other regulatory requirements in certain countries.  Under the terms of the separation agreement with Abbott, AbbVie is responsible for the business activities conducted by Abbott on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets.

As a result, the related assets and liabilities and results of operations have been reported in AbbVie’s condensed consolidated financial statements as of and for the quarter ended June 30, 2013.  Net sales related to these operations for the three and six months ended June 30, 2013 totaled approximately $243 million and $443 million, respectively.   At June 30, 2013, the assets and liabilities consisted primarily of inventories of $88 million, trade accounts receivable of $194 million, other assets of $101 million, and accounts payable and other accrued liabilities of $212 million.  The majority of these operations are expected to be transferred to AbbVie by the end of 2014.

Prior to the separation on January 1, 2013, the historical financial statements of AbbVie were prepared on a stand-alone basis and were derived from Abbott’s consolidated financial statements and accounting records as if the former research-based pharmaceutical business of Abbott had been part of AbbVie for all periods presented.  The combined financial statements reflected AbbVie’s financial position, results of operations and cash flows as its business was operated as part of Abbott prior to the distribution, in conformity with U.S. GAAP.  The historical financial statements also included an allocation of expenses related to certain Abbott corporate functions, including senior management, legal, human resources, finance, information technology and quality assurance.  These expenses were allocated to AbbVie based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures.  AbbVie considers the expense allocation methodology and results to be reasonable.  However, the allocations may not be indicative of the actual expenses that would have been incurred had AbbVie operated as an independent, publicly-traded company for the periods presented.  These allocations totaled $205 million and $402 million for the three and six months ended June 30, 2012.

Note 2

Supplemental Financial Information

Inventories

	June 30,	December 31,
(in millions)	2013	2012
Finished goods	$504	$547
Work-in-process	358	286
Raw materials	223	258
Inventories, net	$1,085	$1,091

Property and Equipment, Net

	June 30,	December 31,
(in millions)	2013	2012
Property and equipment, gross	$6,646	$6,542
Less accumulated depreciation	(4,433)	(4,295)
Property and equipment, net	$2,213	$2,247

Depreciation expense for the three months ended June 30, 2013 and 2012 was $100 million and $119 million, respectively and was $192 million and $259 million for the six months ended June 30, 2013 and 2012, respectively.

Interest Expense (Income), Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Interest expense	$79	$—	$151	$—
Interest income	(4)	(2)	(10)	(3)
Interest expense (income), net	$75	($2)	$141	($3)

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

AbbVie’s restricted stock units (RSUs) and restricted stock awards (RSAs) participate in dividends on the same basis as common shares and such dividends are nonforfeitable to the holder once declared.  As a result, these RSUs and RSAs meet the definition of a participating security.

The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method.  For the three and six months ended June 30, 2013, AbbVie has determined the treasury stock method to be more dilutive.  As such, the dilutive effect of outstanding stock options, RSUs and RSAs was reflected in the denominator for the calculation of diluted EPS.

For the three and six months ended June 30, 2013, approximately 1 million of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Note 4

Acquisitions, Collaborations and Other Arrangements

In the first half of 2013 and 2012, cash outflows related to collaborations, the acquisition of product rights and other arrangements totaled $134 million and $780 million, respectively.  The company recorded acquired in-process research and development (IPR&D) charges of $70 and $110 million for the three months ended June 30, 2013 and 2012, respectively, and $70 million and $260 million for the six months ended June 30, 2013 and 2012, respectively.  Significant arrangements impacting the first half of 2013 and 2012 included the following.

Alvine Pharmaceuticals, Inc.

In May 2013, AbbVie entered into a global collaboration with Alvine Pharmaceuticals, Inc. (Alvine) to develop ALV003, a novel oral treatment for patients with celiac disease.  As part of the agreement, AbbVie made an initial upfront payment of $70 million, which was expensed to IPR&D in the second quarter of 2013.  AbbVie could make additional payments totaling up to $275 million pursuant to this arrangement.

Galapagos NV

In February 2012, AbbVie recorded a charge to IPR&D of $150 million as a result of entering into a global collaboration with Galapagos NV to develop and commercialize a next-generation, oral Janus Kinase 1 (JAK1) inhibitor in Phase II development with the potential to treat multiple autoimmune diseases.  Additional payments of approximately $1.3 billion could be required for the achievement of certain development, regulatory and commercial milestones under this agreement.

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

Goodwill

(in millions)
Balance at December 31, 2012	$6,130
Additions	25
Currency translation and other adjustments	(35)
Balance at June 30, 2013	$6,120

Goodwill additions for the first half of 2013 related to product rights acquired during the second quarter.  As of June 30, 2013, there were no accumulated goodwill impairment losses.

Other Intangible Assets, Net

The following table summarizes AbbVie’s intangible assets.

	June 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangible assets
Developed product rights	$4,681	($3,261)	$1,420	$4,699	($3,031)	$1,668
License agreements	1,007	(772)	235	969	(734)	235
Total definite-lived intangible assets	5,688	(4,033)	1,655	5,668	(3,765)	1,903
Indefinite-lived research and development	446	—	446	420	—	420
Total intangible assets	$6,134	($4,033)	$2,101	$6,088	($3,765)	$2,323

The indefinite-lived intangible assets relate to IPR&D acquired in a business combination.  Amortization expense was $136 million and $176 million for the three months ended June 30, 2013 and 2012, respectively and $271 million and $355 million for the six months ended June 30, 2013 and 2012, respectively.  Additions for the first half of 2013 related to the acquisition of IPR&D and amortizable intangible assets with an average amortization period of 5 years.  There were no impairment charges recorded in the six months ended June 30, 2013 and 2012.

Note 6

Restructuring Plans

In the second quarter of 2013, the company approved plans to restructure certain commercial operations in conjunction with the loss and expected loss of exclusivity of certain products.  In 2013 and prior years, AbbVie management approved plans to realign its worldwide manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.

Restructuring charges were $55 million and $64 million for the three and six months ended June 30, 2013, respectively, and were primarily recorded within SG&A in the condensed consolidated statements of earnings, with the remainder recorded within research and development and cost of products sold.  Included in the charges were cash costs of $51 million and $60 million for the three and six months ended June 30, 2013, respectively, which mainly related to employee severance and contractual obligations.

For the three and six months ended June 30, 2012, AbbVie incurred restructuring charges of $13 million and $30 million, primarily related to accelerated depreciation and product transfer costs.

The following summarizes the cash activity in the restructuring reserves for the six months ended June 30, 2013.

(in millions)
Accrued balance at December 31, 2012	$193
2013 restructuring charges	60
Payments and other adjustments	(38)
Accrued balance at June 30, 2013	$215

Included in payments and other adjustments for the six months ended June 30, 2013 was a $23 million reversal in the first quarter of a previously recorded restructuring reserve due to the company’s re-evaluation of a prior year decision to exit a manufacturing facility.

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

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity.  These contracts, with notional amounts totaling $2.1 billion and $1.0 billion at June 30, 2013 and December 31, 2012, respectively, are designated as cash flow hedges and are recorded at fair value. Accumulated gains and losses as of June 30, 2013 will be included in cost of products sold at the time the products are sold, generally through the next twelve months.

The company enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans.  The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed.  At June 30, 2013 and December 31, 2012, AbbVie held notional amounts of $4.1 billion and $4.3 billion, respectively, of such foreign currency forward exchange contracts.

AbbVie was a party to interest rate hedge contracts, designated as fair value hedges, totaling $8.0 billion at June 30, 2013 and December 31, 2012.  The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt.  AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of June 30, 2013.

	Derivatives in asset position		Derivatives in liability position
(in millions)	Fair value	Balance sheet caption	Fair value	Balance sheet caption
Interest rate swaps designated as fair value hedges	$—	n/a	$396	Long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	10	Prepaid expenses and other	5	Accounts payable and accrued liabilities
Others not designated as hedges	36	Prepaid expenses and other	36	Accounts payable and accrued liabilities
Total	$46		$437

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of December 31, 2012.

	Derivatives in asset position		Derivatives in liability position
(in millions)	Fair value	Balance sheet caption	Fair value	Balance sheet caption
Interest rate swaps designated as fair value hedges	$—	n/a	$81	Long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	1	Prepaid expenses and other	10	Accounts payable and accrued liabilities
Others not designated as hedges	14	Prepaid expenses and other	15	Accounts payable and accrued liabilities
Total	$15		$106

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table summarizes the activity for derivative instruments and the amounts and location of income (expense) and gain (loss) reclassified into income and for certain other derivative instruments for the three months ended June 30, 2013 and 2012, respectively.  The amount of hedge ineffectiveness was not significant for the three months ended June 30, 2013 or 2012.

	(Loss) gain		Income (expense)
	recognized in other		and gain (loss)
	comprehensive		reclassified into
	(loss) income		income
(in millions)	2013	2012	2013	2012	Income statement caption
Foreign currency forward exchange contracts —
Designated as cash flow hedges	$—	($12)	($2)	$7	Cost of products sold
Not designated as hedges	n/a	n/a	31	(11)	Net foreign exchange loss
Interest rate swaps designated as fair value hedges	n/a	n/a	(275)	n/a	Interest expense, net

The loss of $275 million related to fair value hedges recognized in net interest expense for the three months ended June 30, 2013 was offset by $275 million in gains on the underlying hedged item, the fixed-rate debt.

The following table summarizes the activity for derivative instruments and the amounts and location of income (expense) and gain (loss) reclassified into income and for certain other derivative instruments for the six months ended June 30, 2013 and 2012, respectively.  The amount of hedge ineffectiveness was not significant for the six months ended June 30, 2013 or 2012.

	(Loss) gain		Income (expense)
	recognized in other		and gain (loss)
	comprehensive		reclassified into
	(loss) income		income
(in millions)	2013	2012	2013	2012	Income statement caption
Foreign currency forward exchange contracts —
Designated as cash flow hedges	$9	($2)	($2)	$9	Cost of products sold
Not designated as hedges	n/a	n/a	40	(21)	Net foreign exchange loss
Interest rate swaps designated as fair value hedges	n/a	n/a	(315)	n/a	Interest expense, net

The loss of $315 million related to fair value hedges recognized in net interest expense for the first six months of 2013 was offset by $315 million in gains on the underlying hedged item, the fixed-rate debt.

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

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2013.

		Basis of fair value measurement
		Quoted prices in
		active markets for	Significant other	Significant
	Balance at	identical	observable inputs	unobservable
(in millions)	June 30, 2013	assets (Level 1)	(Level 2)	inputs (Level 3)
Assets
Cash and equivalents	$5,183	$462	$4,721	$—
Certificates of deposit	3,571	—	3,571	—
Equity securities	11	11	—	—
Foreign currency contracts	46	—	46	—
Total assets	$8,811	$473	$8,338	$—
Liabilities
Interest rate hedges	$396	$—	$396	$—
Foreign currency contracts	41	—	41	—
Contingent consideration	153	—	—	153
Total liabilities	$590	$—	$437	$153

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the combined balance sheet as of December 31, 2012.

		Basis of fair value measurement
		Quoted prices in
		active markets for	Significant other	Significant
	Balance at	identical	observable inputs	unobservable
(in millions)	December 31, 2012	assets (Level 1)	(Level 2)	inputs (Level 3)
Assets
Cash and equivalents	$5,901	$675	$5,226	$—
Certificates of deposit	1,775	—	1,775	—
U.S. Treasury securities	300	300	—	—
Equity securities	12	12	—	—
Foreign currency contracts	15	—	15	—
Total assets	$8,003	$987	$7,016	$—
Liabilities
Interest rate hedges	$81	$—	$81	$—
Foreign currency contracts	25	—	25	—
Contingent consideration	251	—	—	251
Total liabilities	$357	$—	$106	$251

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

Gross unrealized holding gains on available-for-sale equity securities totaled $0.4 million and $1 million at June 30, 2013 and December 31, 2012, respectively.

There have been no transfers of assets or liabilities between the fair value measurement levels.  The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments.

(in millions)
Fair value as of December 31, 2012	$251
Payments	(131)
Additions	28
Other	—
Loss recognized in earnings	5
Fair value as of June 30, 2013	$153

In connection with the acquisition of Solvay’s U.S. pharmaceuticals business in 2010, the achievement of a certain sales milestone resulted in a payment of approximately $131 million in the first quarter of 2013 for which a liability was previously established.  Additions of $28 million related to the acquisition of product rights during the second quarter.

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. The carrying values and fair values of certain financial instruments as of June 30, 2013 and December 31, 2012 are shown in the table below.

	Book values		Approximate fair values
(in millions)	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Assets
Investments	$110	$107	$112	$104
Liabilities
Short-term borrowings	410	1,020	410	1,020
Current maturities of long-term debt	22	22	22	22
Long-term debt	14,326	14,630	14,246	15,066

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of June 30, 2013.

		Basis of fair value measurement
		Quoted prices in active	Significant	Significant
	Fair value at	markets for identical	other observable	unobservable
(in millions)	June 30, 2013	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets
Investments	$112	$—	$31	$81
Total assets	$112	$—	$31	$81
Liabilities
Short-term borrowings	$410	$—	$410	$—
Current maturities of long-term debt and lease obligations	22	—	22	—
Long-term debt and lease obligations	14,246	—	14,246	—
Total liabilities	$14,678	$—	$14,678	$—

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2012.

		Basis of fair value measurement
	Fair value at	Quoted prices in active	Significant	Significant
	December 31,	markets for identical	other observable	unobservable
(in millions)	2012	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets
Investments	$104	$—	$32	$72
Total assets	$104	$—	$32	$72
Liabilities
Short-term borrowings	$1,020	$—	$1,020	$—
Current maturities of long-term debt and lease obligations	22	—	22	—
Long-term debt and lease obligations	15,066	—	15,066	—
Total liabilities	$16,108	$—	$16,108	$—

Investments consist of cost method investments and held-to-maturity debt securities.  In determining the fair value of cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee, which represents a Level 3 basis of fair value measurement.  The fair value of held-to-maturity debt securities and long-term debt was estimated based upon the quoted market prices for the same or similar debt instruments.  The fair values of short-term and current borrowings approximate the carrying values due to the short maturities of these instruments.  There were no material adjustments to fair value during the six months ended June 30, 2013 or 2012.  The counterparties to financial instruments consist of select major international financial institutions.

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

Three U.S. wholesalers accounted for 42 percent and 48 percent of total net accounts receivables as of June 30, 2013 and December 31, 2012, respectively, and substantially all of AbbVie’s U.S. sales are to these three wholesalers.  In addition, net governmental receivables outstanding in Greece, Portugal, Italy and Spain totaled $783 million at June 30, 2013 and $725 million at December 31, 2012.

Short-Term Borrowings

During the six months ended June 30, 2013, the company issued and redeemed commercial paper, of which $400 million was outstanding as of June 30, 2013, with a weighted-average interest rate of 0.3% for the six months ended June 30, 2013.  There were no borrowings outstanding under the company’s credit facility as of June 30, 2013.

Note 8

Accumulated Other Comprehensive Loss

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax as of June 30, 2013.

	Foreign	Pension and	Unrealized
	currency	post-	gains (losses) on	Gains (losses)
	translation	employment	marketable	on hedging
(in millions) (brackets denote losses)	adjustments	benefits	equity securities	activities	Total
Balance as of December 31, 2012	$181	($511)	$1	($21)	($350)
Other comprehensive income before reclassifications	(182)	—	(1)	9	($174)
Amounts reclassified from accumulated other comprehensive income	—	35	—	2	$37
Net current-period other comprehensive income	(182)	35	(1)	11	($137)
Separation-related adjustments	241	(934)	—	11	($682)
Balance as of June 30, 2013	$240	($1,410)	$—	$1	($1,169)

The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2013.

	Three months ended	Six months ended
Type of reclassification (in millions)	June 30, 2013	June 30, 2013
Pension and post-employee benefits
Amortization of actuarial losses and other	$25	$53
Less tax expense	(9)	(18)
Total reclassification, net of tax	$16	$35

Note 9

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

The amounts shown in the table below reflect the amount of AbbVie’s assumption of the net obligations for pension and other post-employment benefits.

		Other
	Defined	post-employment
(in millions)	benefit plans	plans
Accumulated benefit obligation	$2,407	$270
Deferred losses	(1,392)	(46)

Projected benefit obligations	2,873	270
Fair value of assets	2,252	—
Net liability	$621	$270

Net Periodic Benefit Cost

The following is a summary of net periodic benefit cost relating to the company’s pension and other post-employment benefit (OPEB) plans.

	Three months ended June 30,		Six months ended June 30,
Defined benefit plans	2013	2012	2013	2012
Service cost	$47	$4	$94	$8
Interest cost	48	9	96	17
Expected return on plan assets	(66)	(5)	(132)	(10)
Amortization of actuarial losses and prior service costs	25	1	53	1
Net periodic pension benefit cost	$54	$9	$111	$16

	Three months ended June 30,		Six months ended June 30,
Other post-employment plans	2013	2012	2013	2012
Service cost	$6	$—	$12	$—
Interest cost	6	—	12	—
Expected return on plan assets	—	—	—	—
Amortization of actuarial losses and prior service costs	—	—	—	—
Net periodic pension benefit cost	$12	$—	$24	$—

In the first quarter of 2013, AbbVie made a voluntary contribution of $145 million to its main domestic defined benefit pension plan.

Note 10

Stock-Based Compensation

Stock-based compensation expense was $46 million and $35 million for the three months ended June 30, 2013 and 2012, respectively, and $133 million and $126 million for the six months ended June 30, 2013 and 2012, respectively.  Stock-based compensation expense for the three and six months ended June 30, 2012 was allocated to AbbVie based on the portion of Abbott’s incentive stock program in which AbbVie employees participated.

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

Stock Options

The expense related to stock options granted during the six months ended June 30, 2013 was based on the assumptions shown in the table below. There were no significant stock options granted in the three months ended June 30, 2013.

Risk-free interest rate	1.1%
Average life of options (years)	6.0
Volatility	32.63%
Dividend yield	4.3%
Fair value per stock option	$6.87

The following table summarizes AbbVie stock option activity for both AbbVie and Abbott employees for the six months ended June 30, 2013.

			Weighted-
		Weighted-	average
		average	remaining life (in	Aggregate
(options in thousands, aggregate intrinsic value in millions)	Options	exercise price	years)	intrinsic value
Outstanding at December 31, 2012	—	$—
Options converted on January 1, 2013	47,718	27.00
Granted	2,960	37.54
Exercised	(8,703)	27.26
Lapsed	(189)	27.41
Outstanding at June 30, 2013	41,786	27.69	3.9	$578
Exercisable at June 30, 2013	38,179	$27.28	3.5	$544

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last day of trading for the period ended June 30, 2013.  The total intrinsic value of options exercised in the three and six months ended June 30, 2013 was $74 million and $116 million, respectively.

As of June 30, 2013, $3 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs & RSUs

The following table summarizes AbbVie RSA and RSU balances for both AbbVie and Abbott employees for the six months ended June 30, 2013.

		Weighted-average
(share units in thousands)	Share units	grant date fair value
Outstanding at December 31, 2012	—	$—
Awards converted on January 1, 2013	15,394	27.55
Granted	6,074	35.83
Vested	(7,359)	27.30
Lapsed	(270)	29.88
Outstanding at June 30, 2013	13,839	$31.27
Unvested shares at June 30, 2013	13,762	$31.29

The fair value of restricted stock awards and units is determined based on the quoted price of the company’s common stock on the date of the grant.  The fair market value of restricted stock awards and units vested in the three and six months ended June 30, 2013 was $9 million and $276 million, respectively.  As of June 30, 2013, $183 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

Note 11

Income Taxes

In AbbVie’s historical financial statements prior to the separation, income tax expense and deferred tax balances were calculated on a separate tax return basis although AbbVie’s operations had historically been included in the tax returns filed by the respective Abbott entities of which the AbbVie business was a part.  Subsequent to the separation, AbbVie files tax returns on its own behalf and its income tax expense and deferred income tax balances have been recorded in accordance with AbbVie’s stand-alone income tax positions.  AbbVie and Abbott entered into a tax sharing agreement effective on the date of separation.  For tax contingencies prior to the separation, Abbott will indemnify and hold AbbVie harmless if the tax positions are settled for amounts in excess of recorded liabilities, and AbbVie will not benefit if prior tax positions are resolved more favorably than recorded amounts.

The effective income tax rate was 21.9 percent for both the three month and six months ended June 30, 2013 and 9.6 percent and 10.7 percent for the three and six months ended June 30, 2012, respectively.  The effective tax rates in each period were less than the statutory federal income tax rate of 35 percent principally due to the benefit of lower statutory tax rates and tax exemptions in certain foreign jurisdictions.

The increase in the effective tax rates for the three and six months ended June 30, 2013 over the prior year periods was principally due to income tax expense relating to certain 2013 earnings outside the United States that are not deemed indefinitely reinvested.  AbbVie will continue to evaluate whether to indefinitely reinvest certain future earnings in foreign jurisdictions as it analyzes its future global liquidity and financial structure.

Note 12

Litigation

AbbVie is involved in various claims, legal proceedings and investigations.  The recorded accrual balance for litigation at June 30, 2013 was not significant.  Within the next year, other legal proceedings may occur that may result in a change in the estimated loss accrued by AbbVie.  While it is not feasible to predict the outcome of all other proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, cash flows, or results of operations.

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

Note 13

Segment Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie’s U.S. sales are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. Worldwide net sales of key products were as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
HUMIRA	$2,606	$2,325	$4,850	$4,259
Kaletra	278	275	497	496
AndroGel	258	276	498	508
Niaspan	232	211	418	402
Lupron	199	201	380	400
Synthroid	153	123	272	252
Sevoflurane	137	153	274	309
TriCor/TRILIPIX	107	311	235	565
Zemplar	107	95	188	185
Creon	106	88	196	156
Synagis	70	64	415	410
Duodopa	44	35	83	71
All other	395	336	715	653
Net sales	$4,692	$4,493	$9,021	$8,666

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) and the results of operations as of and for the three and six months ended June 30, 2013.  This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing under “Item 1. Financial Statements and Supplementary Data.”

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

AbbVie continues to execute on its long-term strategy of advancing its new product pipeline and maximizing its existing portfolio through new indications and formulations.  Significant developments during the first half of 2013 included the following.

•                  AbbVie continues to dedicate R&D efforts to expanding indications for HUMIRA, including in the fields of rheumatology, ophthalmology and dermatology.  Additionally, the company recently secured approval for two new gastroenterology indications in Japan – intestinal Bechet’s and ulcerative colitis.  HUMIRA’s list of uses includes nine approved indications in Europe and seven in the United States.

•                  The company released positive Phase IIb results from a study examining interferon-free therapies for the treatment of chronic HCV infection.  The data showed patients achieved sustained virologic response rates regardless of baseline characteristics that have been associated with a lower response to interferon-based therapies.  The company also recently completed enrollment in a comprehensive Phase III program for genotype 1 HCV that involves combinations of ABT-450; a protease inhibitor for HCV infection; ABT-333, a polymerase inhibitor; and ABT-267, a NS5A inhibitor with and without ribavirin.

•                  AbbVie initiated a Phase III study to assess the effects of the investigational compound atrasentan, when added to standard of care, on progression of kidney disease in patients with stage 2 to 4 chronic kidney disease and type 2 diabetes.

•                  The company received U.S. Food and Drug Administration (FDA) approval for Creon 36000 lipase-unit capsules for patients with exocrine pancreatic insufficiency.  Creon 36000 is the highest dose of pancreatic therapy currently available for patients.

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

RESULTS OF OPERATIONS

Net Sales

			Percent change				Percent change
	Three months ended		At actual	At constant	Six months ended		At actual	At constant
	June 30,		currency rates	currency rates	June 30,		currency rates	currency rates
(in millions)	2013	2012	2013	2013	2013	2012	2013	2013
United States	$2,625	$2,567	2%	2%	$4,747	$4,697	1%	1%
International	2,067	1,926	7%	9%	4,274	3,969	8%	10%
Net sales	$4,692	$4,493	4%	5%	$9,021	$8,666	4%	5%

Sales growth in the second quarter and first half of 2013 was driven by the continued strength of HUMIRA, both in the United States and internationally.  Total company sales growth was also driven by sales of key products including Synthroid, Creon, Zemplar and Duodopa.  Sales increased in the second quarter and first half of 2013 despite the loss of exclusivity for TriCor/TRILIPIX and unfavorable foreign exchange rate fluctuations.

The following table details the sales of key products.

			Percent change				Percent change
	Three months ended		At actual	At constant	Six months ended		At actual	At constant
	June 30,		currency rates	currency rates	June 30,		currency rates	currency rates
(in millions)	2013	2012	2013	2013	2013	2012	2013	2013
HUMIRA
United States	$1,224	$1,055	16%	16%	$2,180	$1,828	19%	19%
International	1,382	1,270	9%	10%	2,670	2,431	10%	12%
Total	$2,606	$2,325	12%	13%	$4,850	$4,259	14%	15%
Kaletra
United States	$66	$70	(6)%	(6)%	$118	$125	(6)%	(6)%
International	212	205	3%	5%	379	371	2%	4%
Total	$278	$275	1%	2%	$497	$496	—%	1%
AndroGel
United States	$258	$276	(7)%	(7)%	$498	$508	(2)%	(2)%
Niaspan
United States	$232	$211	10%	10%	$418	$402	4%	4%
Lupron
United States	$144	$141	2%	2%	$269	$282	(5)%	(5)%
International	55	60	(8)%	(8)%	111	118	(6)%	(5)%
Total	$199	$201	(1)%	(1)%	$380	$400	(5)%	(5)%
Synthroid
United States	$153	$123	24%	24%	$272	$252	8%	8%
Sevoflurane
United States	$19	$19	—%	—%	$35	$33	6%	6%
International	118	134	(12)%	(10)%	239	276	(13)%	(12)%
Total	$137	$153	(11)%	(9)%	$274	$309	(11)%	(10)%
TriCor/TRILIPIX
United States	$107	$311	(66)%	(66)%	$235	$565	(58)%	(58)%
Zemplar
United States	$63	$57	13%	13%	$104	$109	(5)%	(5)%
International	44	38	13%	13%	84	76	11%	11%
Total	$107	$95	13%	13%	$188	$185	2%	2%
Creon
United States	$106	$88	20%	20%	$196	$156	26%	26%
Synagis
International	$70	$64	9%	20%	$415	$410	1%	9%
Duodopa
International	$44	$35	26%	23%	$83	$71	17%	16%
Other	$395	$336	18%	18%	$715	$653	9%	10%
Total	$4,692	$4,493	4%	5%	$9,021	$8,666	4%	5%

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

On a constant currency basis, global HUMIRA sales increased 13 percent and 15 percent during the second quarter and first half of 2013, respectively, as a result of continued market expansion and higher market share across various countries, higher pricing in certain geographies and the global launch of the ulcerative colitis indication in 2012.  HUMIRA continues to have strong growth in the dermatology and gastroenterology categories.  In 2012, HUMIRA received approvals from the European Commission for the treatment of moderately to severely active ulcerative colitis in adult patients who have had an inadequate response to conventional therapy, the treatment of severe axial spondyloarthritis in adult patients who have no X-ray evidence of structural damage, and the treatment of pediatric patients aged 6 to 17 years with severe active Crohn’s disease who failed, are intolerant to, or have contraindications to conventional therapy.  HUMIRA is approved for nine indications in the European Union.  AbbVie expects to submit the U.S. regulatory application for pediatric Crohn’s disease in the coming months.  In 2013, the company received approval for two new gastroenterology indications in Japan – intestinal Bechet’s and ulcerative colitis.  AbbVie is pursuing several new indications to help further differentiate from competitive products and add to the sustainability and future growth of HUMIRA.

AndroGel sales for the second quarter and first half of 2013 were impacted by rebates implemented in mid-2012 and certain account losses.  AndroGel continues to hold the number one market share position in the U.S. testosterone replacement market, with approximately 60 percent of the market share.  AndroGel 1% sales are expected to be impacted by generic competition in 2015.

The decline in TriCor, TRILIPIX and Niaspan sales for the second quarter and first half of 2013 reflects the continued softness in the overall branded cholesterol market and the introduction of a generic version of TriCor in the U.S. market in November 2012.  As a result, demand for TriCor decreased and sales for AbbVie’s consolidated lipid franchise, which includes TriCor, TRILIPIX and Niaspan, declined 33 percent and 30 percent for the second quarter and first half of 2013, respectively.  Generic competition for TRILIPIX 45 mg and 135 mg began in July 2013 and is expected to negatively impact sales, with the most pronounced decline in the fourth quarter of 2013.  Under an agreement relating to AbbVie’s niacin products, Niaspan may become subject to generic competition in September 2013.

U.S. sales of Kaletra declined in the second quarter and first half of 2013 primarily due to lower market share resulting from the impact of competition.  On a constant currency basis, Sevoflurane sales decreased 9 percent and 10 percent for the three and six months ended June 30, 2013 due to decreased international demand.

Synthroid sales increased 24 percent and 8 percent in second quarter and first half of 2013, respectively.  Synthroid maintains strong brand loyalty and market leadership, despite the entry of generics into the market many years ago.

Sales of Creon continued to grow during the second quarter and first half of 2013.  Creon maintains market leadership in the pancreatic enzyme market and continues to capture the vast majority of new prescription starts.  In the first quarter of 2013, the U.S. FDA approved a new dosage strength of Creon 36000 lipase-unit capsules for patients with exocrine pancreatic insufficiency.  Creon 36000 is the highest dose of pancreatic therapy currently available, which may help to reduce pill burden for some patients.  With this approval, Creon is able to offer patients the broadest range of dosage strengths.

Gross Margin

	Three months ended		Percent	Six months ended		Percent
	June 30,		change	June 30,		change
(in millions)	2013	2012	2013	2013	2012	2013
Gross margin	$3,638	$3,420	6%	$6,814	$6,437	6%
as a % of net sales	78%	76%		76%	74%

The increase in the gross profit margin in the second quarter and first half of 2013 was primarily due to lower amortization expense for intangible assets and the impact of product mix, partially offset by the effect of unfavorable foreign exchange rates.

Selling, General and Administrative

	Three months ended		Percent	Six months ended		Percent
	June 30,		change	June 30,		change
(in millions)	2013	2012	2013	2013	2012	2013
Selling, general and administrative	$1,406	$1,246	13%	$2,643	$2,493	6%
as a % of net sales	30%	28%		29%	29%

Selling, general and administrative (SG&A) expenses for the three and six month periods ended June 30, 2013 increased due primarily to increased selling and marketing support for AbbVie’s growth brands, including HUMIRA, and the incremental costs of becoming an independent company.

Research and Development and Acquired In-Process Research and Development

	Three months ended		Percent	Six months ended		Percent
	June 30,		change	June 30,		change
(in millions)	2013	2012	2013	2013	2012	2013
Research and development	$709	$642	10%	$1,343	$1,284	5%
as a % of net sales	15%	14%		15%	15%

Acquired in-process research and development	$70	$110	(36)%	$70	$260	(73)%

The increase in R&D expense reflects added funding to support the company’s emerging mid- and late-stage pipeline assets and the continued pursuit of additional HUMIRA indications.  R&D expense in the six months ended 2012 included the first quarter $50 million R&D milestone payment related to a product in development for the treatment of chronic kidney disease.

Acquired in-process research and development (IPR&D) expense for the three and six months ended June 30, 2013 included the second quarter charge of $70 million as a result of entering into a global collaboration with Alvine Pharmaceuticals.  IPR&D expense for the three months ended June 30, 2012 included a charge of $110 million as a result of the acquisition of ABT-719.  IPR&D expense for the six months ended June 30, 2012 also included a charge of $150 million as a result of entering into a global collaboration to develop and commercialize an oral, next-generation JAK1 inhibitor.

Interest Expense (Income), Net

Interest expense (income), net was $75 million and $141 million for the three and six months ended June 30, 2013, respectively, and was comprised primarily of interest expense on outstanding debt, partially offset by interest income.  In November 2012, AbbVie issued $14.7 billion of long-term debt and entered into interest rate swaps with various financial institutions, which converted its $8.0 billion fixed rate interest rate debt to floating interest rate debt.  The balance of commercial paper outstanding at June 30, 2013 was $400 million.  AbbVie expects to incur approximately $300 million of net interest expense in 2013.

Income Tax Expense

The effective income tax rate was 21.9 percent for the three months and six months ended June 30, 2013 and 9.6 percent and 10.7 percent for the three and six months ended June 30, 2012, respectively.  The effective tax rates in each period were less than the statutory federal income tax rate of 35 percent principally due to the benefit of lower statutory tax rates and tax exemptions in certain foreign jurisdictions.  The increase in the effective tax rate in the first quarter of 2013 over the prior year was principally due to income tax expense relating to certain 2013 earnings outside the United States that are not deemed indefinitely reinvested.  AbbVie will continue to evaluate whether to indefinitely reinvest certain future earnings in foreign jurisdictions as it analyzes its future global liquidity and financial structure.

AbbVie expects that its effective income tax rate in 2013 will be approximately 22 percent, excluding any discrete items.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended
	June 30,
(in millions)	2013	2012
Cash flows provided by/(used in):
Operating activities	$3,224	$3,155
Investing activities	1,720	(406)
Financing activities	(2,082)	(2,702)

Strong cash flows from operating activities were driven by net earnings and focused working capital management.  The company made a voluntary contribution to its main domestic defined benefit pension plan of $145 million in the first half of 2013.  In the first half of 2012, AbbVie paid $400 million to Reata related to a collaboration agreement for the joint development and commercialization of second-generation oral antioxidant inflammation modulators, for which an IPR&D charge was recorded in 2011.

The company’s cash and equivalents and short-term investments increased from $7,976 million at December 31, 2012 to $8,754 million at June 30, 2013.  AbbVie did not report cash and equivalents or short-term investments on its balance sheet at June 30, 2012 except for cash and equivalents and short-term investments that were held by entities that transferred to AbbVie.  The company’s cash and equivalents and short-term investments at December 31, 2012 consisted of contributions from Abbott and the proceeds of the issuance of debt.  Refer to the 2012 Annual Report on Form 10-K for further discussion of the issuance of debt by AbbVie in November 2012.

During the six months ended June 30, 2013, the company issued and redeemed commercial paper, of which $400 million was outstanding as of June 30, 2013.  The balance of commercial paper outstanding as of December 31, 2012 was $1.0 billion.  Historically, cash flows from financing activities represented cash transactions with Abbott.

Dividends of $636 million were paid on February 15, 2013 and $638 million on May 15, 2013 to stockholders of record on January 15, 2013 and April 15, 2013, respectively, at $0.40 per share.  On June 20, 2013, the board of directors declared a quarterly cash dividend of $0.40 per share for stockholders of record on July 15, 2013, payable on August 15, 2013.  In 2013, AbbVie expects to pay regular cash dividends at an annual rate of $1.60 per share; however, the timing, declaration, amount and payment of any dividends is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors.

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

Outstanding net governmental receivables in these countries at June 30, 2013 and December 31, 2012 were as follows.

			Net receivables over
	Net receivables		one year past due
	June 30,	December 31,	June 30,	December 31,
(in millions)	2013	2012	2013	2012
Greece	$41	$52	$4	$13
Portugal	85	80	30	23
Italy	308	308	26	40
Spain	349	285	37	2
Total	$783	$725	$97	$78

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

At June 30, 2013, the company was in compliance with all its credit facility covenants.  Commitment fees under the new credit facility are not material.  There were no amounts outstanding on the credit facility as of June 30, 2013.

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

Credit Ratings

There were no changes in the company’s credit ratings in the first half of 2013.  Refer to the 2012 Annual Report on Form 10-K for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses.  Certain of these policies are considered critical as these most significantly impact the company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Actual results may vary from these estimates.  A summary of the company’s significant accounting policies is included in Note 2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in the company’s application of its critical accounting polices during the first six months of 2013.

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

Item 3.  Quantitative and Qualitative Disclosures on Market Risk

The company is exposed to risk that its earnings, cash flows and equity could be adversely impacted by changes in foreign exchange rates and interest rates.  Certain derivative instruments are used when available on a cost-effective basis to hedge the company’s underlying economic exposures.  Refer to Note 7 for further information regarding the company’s financial instruments and hedging strategies.

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

At June 30, 2013 and December 31, 2012, AbbVie held $2.1 billion and $1.0 billion, respectively, in notional amounts of such contracts, which all mature in the following calendar year.

AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables.  The contracts, which are not designated as hedges, are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed.  At June 30, 2013 and December 31, 2012, AbbVie held notional amounts of $4.1 billion and $4.3 billion, respectively, of such foreign currency forward exchange contracts.

The following table reflects the total foreign currency forward contracts outstanding at June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
			Fair and			Fair and
		Weighted	carrying value		Weighted	carrying value
	Contract	average	receivable /	Contract	average	receivable /
(in millions)	amount	exchange rate	(payable)	amount	exchange rate	(payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$4,785	1.3196	($8)	$3,649	1.315	($10)
British pound	92	1.5375	—	91	1.612	—
Japanese yen	320	97.2	4	323	84.4	5
Canadian dollar	141	1.039	1	154	0.992	—
All other currencies	856	n/a	8	1,045	n/a	(5)
Total	$6,194		$5	$5,262		($10)

The company estimates that a 10 percent appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $608 million at June 30, 2013.  If realized, this appreciation would negatively affect earnings over the remaining life of the contacts.  A 10 percent appreciation is believed to be a reasonably possible near-term change in foreign currencies.  Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange.

Currency restrictions enacted in Venezuela require AbbVie to obtain approval from the Venezuelan government to exchange Venezuelan bolivars for U.S. dollars and require such exchange to be made at the official exchange rate established by the government.  Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a loss of $11 million in the first half of 2013 recorded in net foreign exchange loss on the condensed consolidated statements of earnings.

Interest Rate Risk

Interest rate swaps are used to manage the company’s exposure of changes in interest rates on the fair value of fixed-rate debt.  The effect of these hedges is to change the fixed interest rate to a variable rate.  AbbVie does not use derivative instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for investment securities.  At June 30, 2013 and December 31, 2012, AbbVie had interest rate hedge contracts totaling $8.0 billion.  The company estimates that an increase in the interest rates of 100-basis points would decrease the fair value of our interest rate swap contracts by approximately $449 million at June 30, 2013.  If realized, the fair value reduction would affect earnings over the remaining life of the contracts.  The company estimates that an increase of 100-basis points in long-term interest rates would decrease the fair value of long-term debt by $897 million at June 30, 2013.  A 100-basis point change is believed to be a reasonably possible near-term change in interest rates.

Market Price Sensitive Investments

AbbVie holds available-for-sale equity securities from strategic technology acquisitions.  The market value of these investments was approximately $11 million and $12 million as of June 30, 2013 and December 31, 2012, respectively.  AbbVie monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs.  A hypothetical 20 percent decrease in the share prices of these investments would have an immaterial decrease to their fair value at June 30, 2013.  A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.

Non-Publicly Traded Equity Securities

AbbVie holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges.  The carrying value of these investments was approximately $74 million and $72 million as of June 30, 2013 and December 31, 2012, respectively.  AbbVie monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

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

Internal Control Over Financial Reporting

Changes in internal control over financial reporting.   During the quarter ended June 30, 2013, there were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting.

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

In its 2012 Form 10-K and 2013 Form 10-Q for the quarter ended March 31, 2013, AbbVie reported that several lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. et al. had been consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under Multi District Litigation Rules as In re Androgel Antitrust Litigation, MDL No. 2084.

In June 2013, the United States Supreme Court reversed the Eleventh Circuit’s decision affirming dismissal of the Federal Trade Commission’s (FTC) claims and remanded the case brought by the FTC, ruling that the patent litigation settlement agreement with three generic companies should be examined under a “rule of reason” analysis.

AbbVie is seeking to enforce its patent rights relating to ritonavir tablets (a drug AbbVie sells under the trademark Norvir®). In a case filed in the United States District Court for the District of Delaware in May 2013, AbbVie alleges that Hetero USA Inc.’s and Hetero Labs Limited’s proposed generic ritonavir tablets product infringes five AbbVie patents and seeks declaratory and injunctive relief.  In addition, the previously-disclosed case filed in the United States District Court for the District of Delaware in which AbbVie alleges that Roxane Laboratories, Inc.’s proposed generic product infringes five AbbVie patents was transferred to the United States District Court for the Southern District of Ohio in June 2013 and consolidated with the related Norvir patent litigation against Roxane in that judicial district in July 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

(c) Total
			Number of	(d) Maximum
			Shares (or	Number (or
			Units)	Approximate
			Purchased as	Dollar Value) of
	(a) Total		Part of	Shares (or Units)
	Number of	(b) Average	Publicly	that May Yet Be
	Shares (or	Price Paid	Announced	Purchased Under
	Units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs
April 1, 2013 – April 30, 2013	428,518 (1)	$43.69	0	$1,500,000,000 (2)
May 1, 2013 – May 31, 2013	182,267 (1)	$45.79	0	$1,500,000,000 (2)
June 1, 2013 – June 30, 2013	528,633 (1)	$43.63	500,000	$1,478,178,553 (2)
Total	1,139,418 (1)	$44.00	500,000	$1,478,178,553 (2)

1.                         These shares include:

(i)             the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 428,518 in April, 172,567 in May, and 28,633 in June; and

(ii)          the shares purchased on the open market for the benefit of participants in the AbbVie Savings Plan – 0 in April, 9,700 in May, and 0 in June.

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
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: August 9, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 FR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 9, 2013, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.