Form 10-Q
period 2013-09-30
AbbVie Inc.
filed 2013-11-12
CIK 1551152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

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

As of September 30, 2013, AbbVie Inc. had 1,590,861,812 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I.  Financial Information

Item 1.  Financial Statements and Supplementary Data

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
Net sales	$4,658	$4,508	$13,679	$13,174

Cost of products sold	1,092	1,014	3,299	3,243
Selling, general and administrative	1,261	1,085	3,904	3,578
Research and development	714	813	2,057	2,097
Acquired in-process research and development	220	—	290	260
Total operating costs and expenses	3,287	2,912	9,550	9,178
Operating earnings	1,371	1,596	4,129	3,996

Interest expense (income), net	69	(1)	210	(4)
Net foreign exchange loss	11	6	40	27
Other expense (income), net	5	(13)	(14)	(39)
Earnings before income tax expense	1,286	1,604	3,893	4,012
Income tax expense	322	19	893	277
Net earnings	$964	$1,585	$3,000	$3,735

Basic earnings per share	$0.60	$1.01	$1.88	$2.37
Diluted earnings per share	$0.60	$1.01	$1.86	$2.37

Cash dividends declared per common share	$0.40	n/a	$1.60	n/a

Weighted-average basic shares outstanding (a)	1,590	1,577	1,588	1,577
Weighted-average diluted shares outstanding (a)	1,605	1,577	1,602	1,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

(a) On January 1, 2013, Abbott Laboratories distributed 1,577 million shares of AbbVie common stock.  The computation of basic and diluted earnings per common share for all periods through December 31, 2012 is calculated using the shares distributed on January 1, 2013.  Refer to Note 3 for information regarding the calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Net earnings	$964	$1,585	$3,000	$3,735
Foreign currency translation gain (loss) adjustments	205	305	23	(3)

Pension and post-employment benefits, net of tax expense of $— and $1 for the three months ended September 30, 2013 and 2012, respectively, and $18 and $1 for the nine months ended September 30, 2013 and 2012, respectively	42	1	77	2

Unrealized gains (losses) on marketable equity securities, net of tax (benefits) of $— and $(13) for the three months ended September 30, 2013 and 2012, respectively, and $— and $(9) for the nine months ended September 30, 2013 and 2012, respectively	1	(21)	—	(15)

Hedging activities, net of tax (benefits) of $(2) and $(3) for the three months ended September 30, 2013 and 2012, respectively, and $— and $(2) for the nine months ended September 30, 2013 and 2012, respectively	(60)	(4)	(49)	(3)
Other comprehensive income (loss)	188	281	51	(19)
Comprehensive income	$1,152	$1,866	$3,051	$3,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in millions) (brackets denote cash outflows)	2013	2012
Cash flows from operating activities
Net earnings	$3,000	$3,735
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	289	352
Amortization of intangible assets	408	489
Stock-based compensation	175	156
Acquired in-process research and development	290	260
Other, net	28	38
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	654	713
Inventories	(86)	(99)
Prepaid expenses and other assets	37	(6)
Accounts payable and other liabilities	227	(234)
Cash flows from operating activities	5,022	5,404

Cash flows from investing activities
Acquisitions and investments, net of cash acquired	(358)	(780)
Acquisitions of property and equipment	(340)	(238)
Purchases of investment securities	(631)	(1,825)
Sales of investment securities	2,085	630
Other	—	1
Cash flows from investing activities	756	(2,212)

Cash flows from financing activities
Net change in short-term borrowings	(603)	—
Dividends paid	(1,914)	—
Purchases of treasury stock	(119)	—
Proceeds from the exercise of stock options	244	—
Net transactions with Abbott Laboratories, excluding noncash items	(227)	(446)
Other, net	(76)	(12)
Cash flows from financing activities	(2,695)	(458)

Effect of exchange rate changes on cash and equivalents	(9)	—

Net increase in cash and equivalents	3,074	2,734
Cash and equivalents, beginning of period	5,901	27

Cash and equivalents, end of period	$8,975	$2,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions, except share data)	2013	2012
	(unaudited)
Assets
Current assets
Cash and equivalents	$8,975	$5,901
Short-term investments	621	2,075
Accounts and other receivables, net	3,798	4,298
Inventories, net	1,172	1,091
Deferred income taxes	1,419	1,446
Prepaid expenses and other	558	543
Total current assets	16,543	15,354

Investments	123	119
Property and equipment, net	2,244	2,247
Intangible assets, net of amortization	1,993	2,323
Goodwill	6,199	6,130
Other assets	1,150	835
Total assets	$28,252	$27,008

Liabilities and Equity
Current liabilities
Short-term borrowings	$411	$1,020
Current maturities of long-term debt and lease obligations	23	22
Accounts payable and accrued liabilities	6,441	5,734
Total current liabilities	6,875	6,776

Long-term liabilities	3,425	2,239
Long-term debt and lease obligations	14,375	14,630

Commitments and contingencies

Equity
Net parent company investment in AbbVie Inc., prior to separation	—	3,713

Stockholders’ equity
Common stock, issued 1,590,861,812 shares in 2013	16	—
Common stock held in treasury, 3,100,129 shares in 2013	(119)	—
Additional paid-in-capital	3,580	—
Retained earnings	1,081	—
Accumulated other comprehensive loss	(981)	(350)
Total stockholders’ equity	3,577	(350)

Total equity	3,577	3,363

Total liabilities and equity	$28,252	$27,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

					Accumulated
	Common			Additional	other		Net parent
	shares	Common	Treasury	paid-in	comprehensive	Retained	company
(in millions)	outstanding	stock	stock	capital	(loss)	earnings	investment	Total
Balance at December 31, 2012	—	$—	$—	$—	($350)	$—	$3,713	$3,363
Separation-related adjustments	—	—	—	(1,258)	(682)	—	707	($1,233)
Reclassification of parent company net investment in connection with separation	—	—	—	4,420	—	—	(4,420)	$—
Issuance of common stock at separation	1,577	16	—	(16)	—	—	—	$—
Net earnings	—	—	—	—	—	3,000	—	$3,000
Other comprehensive income, net of tax	—	—	—	—	51	—	—	$51
Dividends declared	—	—	—	—	—	(1,919)	—	($1,919)
Stock issued (purchased) under incentive stock programs and other	11	—	(119)	434	—	—	—	$315
Balance at September 30, 2013 (unaudited)	1,588	$16	($119)	$3,580	($981)	$1,081	$—	$3,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Background and Basis of Presentation

Background

The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacture and sale of a broad line of proprietary pharmaceutical products.  Substantially all of AbbVie’s sales in the United States (U.S.) are to three wholesalers.  Outside the U.S., products are sold primarily to health care providers or through distributors, depending on the market served.

On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100 percent of the outstanding common stock of AbbVie to Abbott’s shareholders (the separation).  AbbVie was incorporated in Delaware on April 10, 2012.  Abbott’s Board of Directors approved the distribution of its shares of AbbVie on November 28, 2012.  AbbVie’s registration statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission (SEC) on December 7, 2012.  On January 1, 2013, Abbott’s shareholders of record as of the close of business on December 12, 2012 received one share of AbbVie common stock for every one share of Abbott common stock held as of the record date.  AbbVie’s common stock began trading “regular-way” under the ticker symbol “ABBV” on the New York Stock Exchange on January 2, 2013.

During the nine months ended September 30, 2013, separation-related adjustments totaling $1.2 billion were recorded in stockholders’ equity.  Separation-related adjustments to additional paid-in capital principally reflected dividends to AbbVie shareholders that were declared from pre-separation earnings during the first quarter, the transfer of certain pension plan liabilities and assets from Abbott to AbbVie upon the legal split of those plans in the first quarter, and the subsequent correction of an error in the third quarter related to long-term deferred tax assets transferred to the company in connection with the separation of the pension plans.  The correction of this error, which did not impact the company’s Annual Report on Form 10-K for the year ended December 31, 2012 and prior years, resulted in a $582 million reduction to stockholders’ equity and long-term deferred tax assets, classified in other assets, in the company’s condensed consolidated balance sheet in the third quarter.  In addition, because the historical financial statements were derived from Abbott’s records, separation-related adjustments also included an adjustment to accumulated other comprehensive loss to reflect the appropriate opening balances associated with currency translation adjustments related to AbbVie’s legal entities at the separation date.  Additional separation-related adjustments to stockholders’ equity could be recorded in the future as the separation is finalized.  Refer to Note 9 for further information regarding the separation of the pension plans.

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

During the three and nine months ended September 30, 2013,  AbbVie incurred $51 million and $151 million of separation-related expenses, including legal, information technology and regulatory fees, which were principally classified in selling, general and administrative expenses (SG&A).

Basis of Presentation

The unaudited interim condensed consolidated financial statements of AbbVie have been prepared pursuant to the rules and regulations of the SEC.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been omitted.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited combined financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the company’s financial position and operating results.  Net sales and net earnings for any interim period are not necessarily indicative of future or annual results.

For a certain portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and satisfy other regulatory requirements in certain countries.  Under the terms of the separation agreement with Abbott, AbbVie is responsible for the business activities conducted by Abbott on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets.  As a result, the related assets and liabilities and results of operations have been reported in AbbVie’s condensed consolidated financial statements as of and for the nine months ended September 30, 2013.  Net sales related to these operations for the three and nine months ended September 30, 2013 totaled approximately $192 million and $635 million, respectively.  At September 30, 2013, the assets and liabilities consisted primarily of inventories of $84 million, trade accounts receivable of $214 million, other assets of $100 million, and accounts payable and other accrued liabilities of $232 million.  The majority of these operations are expected to be transferred to AbbVie by the end of 2014.

Prior to the separation on January 1, 2013, the historical financial statements of AbbVie were prepared on a stand-alone basis and were derived from Abbott’s consolidated financial statements and accounting records as if the former research-based pharmaceutical business of Abbott had been part of AbbVie for all periods presented.  Accordingly, AbbVie’s financial statements for periods prior to January 1, 2013 are presented on a combined basis and reflect AbbVie’s financial position, results of operations and cash flows as its business was operated as part of Abbott prior to the separation, in conformity with U.S. GAAP.  The historical combined financial statements also reflect an allocation of expenses related to certain Abbott corporate functions, including senior management, legal, human resources, finance, information technology and quality assurance.  These expenses were allocated to AbbVie based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures.  AbbVie considers the expense allocation methodology and results to be reasonable.  However, the allocations may not be indicative of the actual expenses that would have been incurred had AbbVie operated as an independent, publicly-traded company for the periods presented.  These allocations totaled $197 million and $599 million for the three and nine months ended September 30, 2012.

Note 2

Supplemental Financial Information

Inventories

	September 30,	December 31,
(in millions)	2013	2012
Finished goods	$478	$547
Work-in-process	439	286
Raw materials	255	258
Inventories, net	$1,172	$1,091

Property and Equipment, Net

	September 30,	December 31,
(in millions)	2013	2012
Property and equipment, gross	$6,790	$6,542
Less accumulated depreciation	(4,546)	(4,295)
Property and equipment, net	$2,244	$2,247

Depreciation expense was $97 million and $93 million for the three months ended September 30, 2013 and 2012, respectively, and $289 million and $352 million for the nine months ended September 30, 2013 and 2012, respectively.

Interest Expense (Income), Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Interest expense	$75	$10	$225	$10
Interest income	(6)	(11)	(15)	(14)
Interest expense (income), net	$69	($1)	$210	($4)

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

The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method.  For the three and nine months ended September 30, 2013, the two-class method was more dilutive.  As such, the dilutive effect of outstanding RSUs and RSAs of approximately 5 million for both the three and nine months ended September 30, 2013 was excluded from the denominator for the calculation of diluted EPS.  Additionally, all earnings (distributed and undistributed) allocable to participating securities was excluded from the numerator for the calculation of basic and diluted earnings per share.  Earnings allocable to participating securities for the three and nine months ended September 30, 2013 were $6 million and $17 million, respectively.

For the three and nine months ended September 30, 2013, approximately 1 million of common shares issuable under stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Note 4

Acquisitions, Collaborations and Other Arrangements

In the first nine months of 2013 and 2012, cash outflows related to collaborations, the acquisition of product rights and other arrangements totaled $358 million and $780 million, respectively.  The company recorded acquired in-process research and development (IPR&D) charges of $220 million and $290 million for the three and nine months ended September 30, 2013, respectively.  IPR&D charges totaled $260 million for the nine months ended September 30, 2012 and were recorded during the first half of 2012.  Significant arrangements impacting the first nine months of 2013 and 2012 included the following.

Ablynx NV

In September 2013, AbbVie entered into a global collaboration agreement with Ablynx NV to develop and commercialize the anti-IL-6R Nanobody, ALX-0061, to treat inflammatory diseases including rheumatoid arthritis and systemic lupus erythematosus, resulting in a charge to IPR&D of $175 million.  Upon the achievement of certain development, regulatory and commercial milestones, AbbVie could make additional payments of up to $665 million, as well as royalties on net sales.

Galapagos NV

In September 2013, AbbVie recorded a charge to IPR&D of $45 million as a result of entering into a global collaboration with Galapagos NV (Galapagos) to discover, develop and commercialize cystic fibrosis therapies.  Upon the achievement of certain development, regulatory and commercial milestones, AbbVie could make additional payments of up to $360 million, as well as royalties on net sales.

In February 2012, AbbVie recorded a charge to IPR&D of $150 million as a result of entering into a global collaboration with Galapagos to develop and commercialize a next-generation, oral Janus Kinase 1 (JAK1) inhibitor in Phase II development with the potential to treat multiple autoimmune diseases.  Additional payments of approximately $1.3 billion could be required for the achievement of certain development, regulatory and commercial milestones under this agreement.

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

Reata Pharmaceuticals, Inc.

In the fourth quarter of 2011, AbbVie entered into a collaboration with Reata Pharmaceuticals (Reata) for the joint development and commercialization of second-generation oral antioxidant inflammation modulators resulting in a charge to IPR&D of $400 million, which was paid in the first quarter of 2012.

Note 5

Goodwill and Intangible Assets

Goodwill

The following table summarizes changes in the carrying amount of AbbVie’s goodwill.

(in millions)
Balance at December 31, 2012	$6,130
Additions	25
Currency translation and other adjustments	44
Balance at September 30, 2013	$6,199

Goodwill additions for the nine months ended September 30, 2013, related to product rights acquired during the second quarter.  The latest impairment assessment of goodwill was completed in the third quarter of 2013.  As of September 30, 2013, there were no accumulated goodwill impairment losses.  Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Other Intangible Assets, Net

The following table summarizes AbbVie’s intangible assets.

	September 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangible assets
Developed product rights	$4,737	($3,416)	$1,321	$4,699	($3,031)	$1,668
License agreements	997	(771)	226	969	(734)	235
Total definite-lived intangible assets	5,734	(4,187)	1,547	5,668	(3,765)	1,903
Indefinite-lived research and development	446	—	446	420	—	420
Total intangible assets	$6,180	($4,187)	$1,993	$6,088	($3,765)	$2,323

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives.  Amortization expense was $137 million and $134 million for the three months ended September 30, 2013 and 2012, respectively, and $408 million and $489 million for the nine months ended September 30, 2013 and 2012, respectively.  Additions related to the acquisition of amortizable intangible assets in the second quarter of 2013 with an average amortization period of 5 years.

The indefinite-lived intangible assets as of December 31, 2012 relate to IPR&D acquired in a business combination.  Additions related to the acquisition of IPR&D in the second quarter of 2013.  The latest impairment assessment of intangible assets not subject to amortization was completed in the third quarter of 2013.  There were no impairment charges recorded in the nine months ended September 30, 2013 and 2012.  Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Note 6

Restructuring Plans

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

Restructuring charges were $11 million and $75 million for the three and nine months ended September 30, 2013, respectively, and were primarily recorded within SG&A in the condensed consolidated statements of earnings, with the remainder recorded within research and development and cost of products sold.  Included in the charges were cash costs of $8 million and $68 million for the three and nine months ended September 30, 2013, respectively, which mainly related to employee severance and contractual obligations.

For the three and nine months ended September 30, 2012, AbbVie incurred restructuring charges of $176 million and $206 million, respectively.  The charge recorded in the third quarter of 2012 included cash costs of approximately $150 million for employee severance and contractual obligations, primarily related to the exit from a research and development facility, of which approximately $142 million was recorded within research and development and approximately $8 million within SG&A in the condensed consolidated statements of earnings.  The charge for the nine months ended September 30, 2012 also included $56 million of additional charges, primarily for accelerated depreciation, asset impairments and product transfer costs, of which $26 million was recorded in the third quarter of 2012.

The following summarizes the cash activity in the restructuring reserves for the nine months ended September 30, 2013.

(in millions)
Accrued balance at December 31, 2012	$193
2013 restructuring charges	68
Payments and other adjustments	(83)
Accrued balance at September 30, 2013	$178

Included in payments and other adjustments for the nine months ended September 30, 2013 was a $23 million reversal in the first quarter of a previously recorded restructuring reserve due to the company’s re-evaluation of a prior year decision to exit a manufacturing facility.

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

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity.  These contracts, with notional amounts totaling $1.7 billion and $1.0 billion at September 30, 2013 and December 31, 2012, respectively, are designated as cash flow hedges and are recorded at fair value.  Accumulated gains and losses as of September 30, 2013 will be included in cost of products sold at the time the products are sold, generally through the next twelve months.

The company enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans.  The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed.  At September 30, 2013 and December 31, 2012, AbbVie held notional amounts of $4.2 billion and $4.3 billion, respectively, of such foreign currency forward exchange contracts.

AbbVie was a party to interest rate hedge contracts, designated as fair value hedges, totaling $8.0 billion at both September 30, 2013 and December 31, 2012.  The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt.  AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of September 30, 2013.

	Derivatives in asset position		Derivatives in liability position
(in millions)	Fair value	Balance sheet caption	Fair value	Balance sheet caption
Interest rate swaps designated as fair value hedges	$—	n/a	$349	Long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	—	Prepaid expenses and other	57	Accounts payable and accrued liabilities
Others not designated as hedges	25	Prepaid expenses and other	26	Accounts payable and accrued liabilities
Total	$25		$432

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of December 31, 2012.

	Derivatives in asset position		Derivatives in liability position
(in millions)	Fair value	Balance sheet caption	Fair value	Balance sheet caption
Interest rate swaps designated as fair value hedges	$—	n/a	$81	Long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	1	Prepaid expenses and other	10	Accounts payable and accrued liabilities
Others not designated as hedges	14	Prepaid expenses and other	15	Accounts payable and accrued liabilities
Total	$15		$106

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table summarizes the activity for derivative instruments and the amounts and location of income (expense) and gain (loss) reclassified into income and for certain other derivative instruments for the three months ended September 30, 2013 and 2012, respectively.  The amount of hedge ineffectiveness was not significant for the three months ended September 30, 2013 or 2012.

	(Loss) gain		Income (expense)
	recognized in other		and gain (loss)
	comprehensive		reclassified into
	(loss) income		income
(in millions)	2013	2012	2013	2012	Income statement caption
Foreign currency forward exchange contracts —
Designated as cash flow hedges	($62)	($1)	($2)	$7	Cost of products sold
Not designated as hedges	n/a	n/a	9	4	Net foreign exchange loss
Interest rate swaps designated as fair value hedges	n/a	n/a	47	n/a	Interest expense, net

The gain of $47 million related to fair value hedges recognized in net interest expense for the three months ended September 30, 2013 was offset by $47 million in losses on the underlying hedged item, the fixed-rate debt.

The following table summarizes the activity for derivative instruments and the amounts and location of income (expense) and gain (loss) reclassified into income and for certain other derivative instruments for the nine months ended September 30, 2013 and 2012, respectively.  The amount of hedge ineffectiveness was not significant for the nine months ended September 30, 2013 or 2012.

	(Loss) gain		Income (expense)
	recognized in other		and gain (loss)
	comprehensive		reclassified into
	(loss) income		income
(in millions)	2013	2012	2013	2012	Income statement caption
Foreign currency forward exchange contracts —
Designated as cash flow hedges	($53)	($3)	($4)	$16	Cost of products sold
Not designated as hedges	n/a	n/a	49	(17)	Net foreign exchange loss
Interest rate swaps designated as fair value hedges	n/a	n/a	(268)	n/a	Interest expense, net

The loss of $268 million related to fair value hedges recognized in net interest expense for the first nine months of 2013 was offset by $268 million in gains on the underlying hedged item, the fixed-rate debt.

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

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2013.

		Basis of fair value measurement
		Quoted prices in
		active markets for	Significant other	Significant
	Balance at	identical	observable inputs	unobservable
(in millions)	September 30, 2013	assets (Level 1)	(Level 2)	inputs (Level 3)
Assets
Cash and equivalents	$8,975	$533	$8,442	$—
Certificates of deposit	621	—	621	—
Equity securities	9	9	—	—
Foreign currency contracts	25	—	25	—
Total assets	$9,630	$542	$9,088	$—
Liabilities
Interest rate hedges	$349	$—	$349	$—
Foreign currency contracts	83	—	83	—
Contingent consideration	160	—	—	160
Total liabilities	$592	$—	$432	$160

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

Gross unrealized holding gains on available-for-sale equity securities totaled $2 million and $1 million at September 30, 2013 and December 31, 2012, respectively.

There have been no transfers of assets or liabilities between the fair value measurement levels.  The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments.

(in millions)
Fair value as of December 31, 2012	$251
Payments	(131)
Additions	28
Other	—
Loss recognized in earnings	12
Fair value as of September 30, 2013	$160

In connection with the acquisition of Solvay’s U.S. pharmaceuticals business in 2010, the achievement of a certain sales milestone resulted in a payment of approximately $131 million in the first quarter of 2013 for which a liability was previously established.  Additions of $28 million related to the acquisition of product rights during the second quarter.

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. The carrying values and fair values of certain financial instruments as of September 30, 2013 and December 31, 2012 are shown in the table below.

	Book values		Approximate fair values
	September 30,	December 31,	September 30,	December 31,
(in millions)	2013	2012	2013	2012
Assets
Investments	$114	$107	$125	$104
Liabilities
Short-term borrowings	411	1,020	411	1,020
Current maturities of long-term debt and lease obligations	23	22	23	22
Long-term debt	14,375	14,630	14,224	15,066

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of September 30, 2013.

		Basis of fair value measurement
		Quoted prices in active	Significant	Significant
	Fair value at	markets for identical	other observable	unobservable
(in millions)	September 30, 2013	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets
Investments	$125	$—	$32	$93
Total assets	$125	$—	$32	$93
Liabilities
Short-term borrowings	$411	$—	$411	$—
Current maturities of long-term debt and lease obligations	23	—	23	—
Long-term debt and lease obligations	14,224	—	14,224	—
Total liabilities	$14,658	$—	$14,658	$—

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2012.

		Basis of fair value measurement
	Fair value at	Quoted prices in active	Significant	Significant
	December 31,	markets for identical	other observable	unobservable
(in millions)	2012	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets
Investments	$104	$—	$32	$72
Total assets	$104	$—	$32	$72
Liabilities
Short-term borrowings	$1,020	$—	$1,020	$—
Current maturities of long-term debt and lease obligations	22	—	22	—
Long-term debt and lease obligations	15,066	—	15,066	—
Total liabilities	$16,108	$—	$16,108	$—

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

Three U.S. wholesalers accounted for 39 percent and 48 percent of total net accounts receivables as of September 30, 2013 and December 31, 2012, respectively, and substantially all of AbbVie’s U.S. sales are to these three wholesalers.  In addition, net governmental receivables outstanding in Greece, Portugal, Italy and Spain totaled $804 million at September 30, 2013 and $725 million at December 31, 2012.

Short-Term Borrowings

During the nine months ended September 30, 2013, the company issued and redeemed commercial paper, of which $400 million was outstanding as of September 30, 2013, with a weighted-average interest rate of 0.3 percent for the nine months ended September 30, 2013.  There were no borrowings outstanding under the company’s credit facility as of September 30, 2013.

Note 8

Accumulated Other Comprehensive Loss

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax as of September 30, 2013.

	Foreign	Pension and	Unrealized
	currency	post-	gains (losses) on	Gains (losses)
	translation	employment	marketable	on hedging
(in millions) (brackets denote losses)	adjustments	benefits	equity securities	activities	Total
Balance as of December 31, 2012	$181	($511)	$1	($21)	($350)
Other comprehensive income before reclassifications	23	20	—	(53)	($10)
Amounts reclassified from accumulated other comprehensive income	—	57	—	4	$61
Net current-period other comprehensive income	23	77	—	(49)	$51
Separation-related adjustments	241	(934)	—	11	($682)
Balance as of September 30, 2013	$445	($1,368)	$1	($59)	($981)

The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2013.

	Three months ended	Nine months ended
Type of reclassification (in millions)	September 30, 2013	September 30, 2013
Pension and post-employee benefits
Amortization of actuarial losses and other	$30	$83
Less tax expense	(8)	(26)
Total reclassification, net of tax	$22	$57

Note 9

Post-Employment Benefits

Prior to separation, AbbVie employees participated in certain U.S. and international defined benefit pension and other post-employment (OPEB) plans sponsored by Abbott.  These plans included participants of Abbott’s other businesses and were accounted for as multi-employer plans in AbbVie’s combined financial statements.  As a result, no asset or liability was recorded by AbbVie in the historical balance sheets through December 31, 2012 to recognize the funded status of these plans.  In connection with the separation of AbbVie from Abbott on January 1, 2013, these plans were separated.  As a result, AbbVie assumed obligations previously provided by Abbott and a portion of certain plans owned by AbbVie at December 31, 2012 were transferred to Abbott.

The amounts shown in the table below reflect the amount of AbbVie’s assumption of the net obligations for pension and other post-employment benefits.

		Other
	Defined	post-employment
(in millions)	benefit plans	plans
Accumulated benefit obligation	$2,423	$192
Deferred losses	(1,434)	(2)

Projected benefit obligations	2,910	192
Fair value of assets	2,216	—
Net liability	$694	$192

The net liabilities assumed increased $72 million for defined benefit plans and decreased $78 million for OPEB plans during the third quarter of 2013 as a result of the finalization of the legal split of these plans.

Net Periodic Benefit Cost

The following is a summary of net periodic benefit cost relating to the company’s pension and other post-employment benefit (OPEB) plans.

	Three months ended		Nine months ended
	September 30,		September 30,
Defined benefit plans	2013	2012	2013	2012
Service cost	$39	$5	$133	$13
Interest cost	46	8	142	25
Expected return on plan assets	(63)	(7)	(195)	(17)
Amortization of actuarial losses and prior service costs	30	2	83	3
Net periodic pension benefit cost	$52	$8	$163	$24

	Three months ended		Nine months ended
	September 30,		September 30,
Other post-employment plans	2013	2012	2013	2012
Service cost	$5	$—	$17	$—
Interest cost	2	—	14	—
Expected return on plan assets	—	—	—	—
Amortization of actuarial losses and prior service costs	—	—	—	—
Net periodic pension benefit cost	$7	$—	$31	$—

In the first quarter of 2013, AbbVie made a voluntary contribution of $145 million to its main domestic defined benefit pension plan.

Note 10

Stock-Based Compensation

Stock-based compensation expense was $41 million and $30 million for the three months ended September 30, 2013 and 2012, respectively, and $175 million and $156 million for the nine months ended September 30, 2013 and 2012, respectively.  Stock-based compensation expense for the three and nine months ended September 30, 2012 was allocated to AbbVie based on the portion of Abbott’s incentive stock program in which AbbVie employees participated.

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

Stock Options

The expense related to stock options granted during the nine months ended September 30, 2013 was primarily based on the assumptions shown in the table below. There were no significant stock options granted in the three months ended September 30, 2013.

Risk-free interest rate	1.1%
Average life of options (years)	6.0
Volatility	32.63%
Dividend yield	4.3%
Fair value per stock option	$6.87

The following table summarizes AbbVie stock option activity for both AbbVie and Abbott employees for the nine months ended September 30, 2013.

			Weighted-
		Weighted-	average
		average	remaining life (in	Aggregate
(options in thousands, aggregate intrinsic value in millions)	Options	exercise price	years)	intrinsic value
Outstanding at December 31, 2012	—	$—
Options converted on January 1, 2013	47,718	27.00
Granted	3,128	37.91
Exercised	(11,041)	27.47
Lapsed	(221)	27.71
Outstanding at September 30, 2013	39,584	$27.73	3.7	$677
Exercisable at September 30, 2013	36,007	$27.28	3.3	$632

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last day of trading for the period ended September 30, 2013.  The total intrinsic value of options exercised in the three and nine months ended September 30, 2013 was $41 million and $157 million, respectively.

As of September 30, 2013, $3 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs & RSUs

The following table summarizes AbbVie RSA and RSU balances for both AbbVie and Abbott employees for the nine months ended September 30, 2013.

		Weighted-average
(share units in thousands)	Share units	grant date fair value
Outstanding at December 31, 2012	—	$—
Awards converted on January 1, 2013	15,394	27.55
Granted	7,387	36.18
Vested	(7,483)	27.30
Lapsed	(423)	30.39
Outstanding at September 30, 2013	14,875	$31.89
Unvested shares at September 30, 2013	14,719	$31.90

The fair value of restricted stock awards and units is determined based on the quoted price of the company’s common stock on the date of the grant.  The fair market value of restricted stock awards and units vested in the three and nine months ended September 30, 2013 was $5 million and $282 million, respectively.  As of September 30, 2013, $198 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

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

The effective income tax rate was 25.0 percent and 22.9 percent for the three and nine months ended September 30, 2013 and 1.2 percent and 7.0 percent for the three and nine months ended September 30, 2012, respectively.  The effective tax rates in each period were less than the statutory federal income tax rate of 35 percent principally due to the benefit of lower statutory tax rates and tax exemptions in certain foreign jurisdictions.  The increase in the effective tax rates for the three and nine months ended September 30, 2013 over the prior year periods was principally due to income tax expense relating to certain 2013 earnings outside the United States that are not deemed indefinitely reinvested, as well as the impact of $190 million of tax benefits recognized in the third quarter of 2012 as a result of the favorable resolution of various tax positions pertaining to a prior year.  AbbVie will continue to evaluate whether to indefinitely reinvest certain future earnings in foreign jurisdictions as it analyzes its future global liquidity and financial structure.

Note 12

Litigation

AbbVie is involved in various claims, legal proceedings and investigations.  The recorded accrual balance for litigation at September 30, 2013 was not significant.  Within the next year, other legal proceedings may occur that may result in a change in the estimated loss accrued by AbbVie.  While it is not feasible to predict the outcome of all other proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, cash flows, or results of operations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
HUMIRA	$2,770	$2,326	$7,620	$6,585
AndroGel	248	279	746	787
Kaletra	237	267	734	763
Niaspan	201	232	619	634
Lupron	196	189	576	589
Synthroid	161	131	433	383
Sevoflurane	138	135	412	444
Creon	101	92	297	248
Zemplar	100	91	288	276
Synagis	98	96	513	506
Duodopa	46	37	129	108
TriCor/TRILIPIX	39	332	274	897
All other	323	301	1,038	954
Net sales	$4,658	$4,508	$13,679	$13,174

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) and the results of operations as of and for the third quarter and first nine months ended September 30, 2013.  This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing under “Item 1. Financial Statements and Supplementary Data.”

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

Research and Development

Research and development (R&D) innovation and scientific productivity continue to be key strategic priorities for AbbVie.  AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development at other biotechnology or pharmaceutical companies.  R&D is focused on therapeutic areas that include virology, renal disease, neuroscience, oncology, immunology, and women’s health, among others.

AbbVie continues to execute on its long-term strategy of advancing its new product pipeline and maximizing its existing portfolio through new indications and formulations.  Significant developments in R&D during the first nine months of 2013 included the following:

•                  AbbVie continues to dedicate R&D efforts to expanding indications for HUMIRA, including in the fields of rheumatology, ophthalmology and dermatology.  Additionally, during the second quarter of 2013, the company secured approval for two new gastroenterology indications in Japan – intestinal Behcet’s and ulcerative colitis.  As of September 30, 2013, HUMIRA’s list of uses totals ten indications in major geographies, including nine approved in Europe and seven in the United States.

•                  The company released positive Phase IIb results from a study examining interferon-free therapies for the treatment of chronic HCV infection.  The data showed patients achieved sustained virologic response rates regardless of baseline characteristics that have been associated with a lower response to interferon-based therapies.  The company completed enrollment in a comprehensive Phase III program for genotype 1 HCV that involves combinations of ABT-450, a protease inhibitor for HCV infection; ABT-333, a polymerase inhibitor; and ABT-267, a NS5A inhibitor with and without ribavirin.

•                  AbbVie initiated a Phase III study to assess the effects of the investigational compound atrasentan, when added to standard of care, on progression of kidney disease in patients with stage 2 to 4 chronic kidney disease and type 2 diabetes.

•                  The company received U.S. Food and Drug Administration (FDA) approval for Creon 36,000 lipase-unit capsules for patients with exocrine pancreatic insufficiency.  Creon 36,000 is the highest dose of pancreatic therapy currently available for patients.

•                  The company’s registration submission for Duopa, our levodopa and carbidopa intestinal gel for the treatment of Parkinson’s disease, was filed with the FDA.

•                  The company recently started a second Phase III pivotal trial to evaluate elagolix, an oral gonadotropin-releasing hormone antagonist for the treatment of endometriosis-related pain.

For a more comprehensive discussion of AbbVie’s products and pipeline, refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Separation from Abbott Laboratories

On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100 percent of the outstanding common stock of AbbVie to Abbott’s shareholders (the separation).  Each Abbott shareholder of record as of the close of business on December 12, 2012 received one share of AbbVie common stock for each Abbott common share held as of the record date.  AbbVie was incorporated in Delaware on April 10, 2012 and is comprised of Abbott’s former research-based proprietary pharmaceuticals business.  AbbVie’s registration statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on December 7, 2012.  AbbVie’s common stock began trading “regular-way” under the ticker symbol “ABBV” on the New York Stock Exchange on January 2, 2013.  Refer to the “Basis of Presentation” below for further information.

Basis of Presentation

Prior to the separation, the historical financial statements were prepared on a stand-alone basis and were derived from Abbott’s consolidated financial statements and accounting records as if the former research-based pharmaceutical business of Abbott had been part of AbbVie for all periods presented.  Accordingly, AbbVie’s financial statements for periods prior to January 1, 2013 are presented on a combined basis and reflect AbbVie’s financial position, results of operations and cash flows as its business was operated as part of Abbott prior to the separation, in conformity with U.S. GAAP.  The historical combined financial statements also reflect an allocation of expenses related to certain Abbott corporate functions, including senior management, legal, human resources, finance, information technology and quality assurance.  These expenses were allocated to AbbVie based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures.  AbbVie considers the expense allocation methodology and results to be reasonable.  However, the allocations may not be indicative of the actual expenses that would have been incurred had AbbVie operated as an independent, stand-alone, publicly-traded company for the periods presented.

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

RESULTS OF OPERATIONS

Net Sales

			Percent change				Percent change
	Three months ended		At actual	At constant	Nine months ended		At actual	At constant
	September 30,		currency rates	currency rates	September 30,		currency rates	currency rates
(in millions)	2013	2012	2013	2013	2013	2012	2013	2013
United States	$2,616	$2,665	(2)%	(2)%	$7,363	$7,362	—%	—%
International	2,042	1,843	11%	12%	6,316	5,812	9%	10%
Net sales	$4,658	$4,508	3%	4%	$13,679	$13,174	4%	5%

Sales growth in the third quarter and first nine months of 2013 was driven by the continued strength of HUMIRA, both in the United States and internationally.  Total company sales growth was also driven by sales of key products including Synthroid, Creon, Zemplar and Duodopa.  Sales increased in the third quarter and first nine months of 2013 despite the loss of exclusivity for TriCor in November 2012, for TRILIPIX in July 2013, and Niaspan in mid-September 2013, as well as unfavorable foreign exchange rate fluctuations.

The following table details the sales of key products.

			Percent change				Percent change
	Three months ended		At actual	At constant	Nine months ended		At actual	At constant
	September 30,		currency rates	currency rates	September 30,		currency rates	currency rates
(in millions)	2013	2012	2013	2013	2013	2012	2013	2013
HUMIRA
United States	$1,389	$1,136	22%	22%	$3,569	$2,964	20%	20%
International	1,381	1,190	16%	16%	4,051	3,621	12%	13%
Total	$2,770	$2,326	19%	19%	$7,620	$6,585	16%	16%
AndroGel
United States	$248	$279	(11)%	(11)%	$746	$787	(5)%	(5)%
Kaletra
United States	$63	$71	(11)%	(11)%	$181	$196	(8)%	(8)%
International	174	196	(11)%	(11)%	553	567	(3)%	(1)%
Total	$237	$267	(11)%	(11)%	$734	$763	(4)%	(3)%
Niaspan
United States	$201	$232	(13)%	(13)%	$619	$634	(2)%	(2)%
Lupron
United States	$141	$132	7%	7%	$410	$414	(1)%	(1)%
International	55	57	(4)%	(2)%	166	175	(5)%	(4)%
Total	$196	$189	4%	4%	$576	$589	(2)%	(2)%
Synthroid
United States	$161	$131	23%	23%	$433	$383	13%	13%
Sevoflurane
United States	$19	$20	(5)%	(5)%	$54	$53	2%	2%
International	119	115	4%	6%	358	391	(8)%	(6)%
Total	$138	$135	2%	4%	$412	$444	(7)%	(5)%
Creon
United States	$101	$92	10%	10%	$297	$248	20%	20%
Zemplar
United States	$57	$52	10%	10%	$161	$161	—%	—%
International	43	39	10%	8%	127	115	10%	10%
Total	$100	$91	10%	9%	$288	$276	4%	4%
Synagis
International	$98	$96	2%	16%	$513	$506	1%	10%
Duodopa
International	$46	$37	24%	19%	$129	$108	19%	17%
TriCor/TRILIPIX
United States	$39	$332	(88)%	(88)%	$274	$897	(70)%	(70)%
Other	$323	$301	10%	10%	$1,038	$954	3%	3%
Total	$4,658	$4,508	3%	4%	$13,679	$13,174	4%	5%

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

On a constant currency basis, global HUMIRA sales increased 19 percent and 16 percent during the third quarter and first nine months of 2013, respectively, as a result of continued market expansion and higher market share across various countries, higher pricing in certain geographies and the global launch of the ulcerative colitis indication in 2012.  HUMIRA continues to have strong growth in the dermatology and gastroenterology categories.  In 2012, HUMIRA received approvals from the European Commission for the treatment of moderately to severely active ulcerative colitis in adult patients who have had an inadequate response to conventional therapy, the treatment of severe axial spondyloarthritis in adult patients who have no X-ray evidence of structural damage, and the treatment of pediatric patients aged 6 to 17 years with severe active Crohn’s disease who failed, are intolerant to, or have contraindications to conventional therapy.  During the third quarter of 2013, the company made a registration submission in the U.S. for pediatric Crohn’s disease.  In 2013, the company received approval for two new gastroenterology indications in Japan — intestinal Behcet’s and ulcerative colitis.  AbbVie is pursuing several new indications to help further differentiate from competitive products and add to the sustainability and future growth of HUMIRA.

AndroGel sales for the third quarter and first nine months of 2013 were impacted by rebates implemented during the second half of 2012 and certain account losses in early 2013.  AndroGel continues to hold the number one market share position in the U.S. testosterone replacement market, with approximately 60 percent of the market share.  AndroGel 1% sales are expected to be impacted by generic competition in 2015.

Sales for AbbVie’s consolidated lipid franchise, which includes TriCor, TRILIPIX and Niaspan, declined 55 percent and 40 percent for the third quarter and first nine months of 2013, respectively.  The decline in TriCor, TRILIPIX and Niaspan sales for the third quarter and first nine months of 2013 reflects the introduction of generic versions in the U.S. market for TriCor in November 2012, for TRILIPIX in July 2013, and Niaspan in mid-September 2013.  The impact of generic competition in the U.S. market on sales is expected to be the more pronounced in the fourth quarter of 2013.

U.S. sales of Kaletra declined in the third quarter and first nine months of 2013 primarily due to lower market share resulting from the impact of competition.  On a constant currency basis, Sevoflurane sales increased 4 percent for the third quarter of 2013 due to a partial recovery in international demand.  For the first nine months ended September 30, 2013, Sevoflurane sales declined 5 percent due to decreased international demand.

Synthroid sales increased 23 percent and 13 percent in the third quarter and first nine months of 2013, respectively.  Synthroid maintains strong brand loyalty and market leadership.

Sales of Creon continued to grow during the third quarter and first nine months of 2013.  Creon maintains market leadership in the pancreatic enzyme market and continues to capture the vast majority of new prescription starts.  In the first quarter of 2013, the FDA approved a new dosage strength of Creon 36,000 lipase-unit capsules for patients with exocrine pancreatic insufficiency.  Creon 36,000 is the highest dose of pancreatic therapy currently available, which may help to reduce pill burden for some patients.  With this approval, Creon is able to offer patients the broadest range of dosage strengths.

Gross Margin

	Three months ended		Percent	Nine months ended		Percent
	September 30,		change	September 30,		change
(in millions)	2013	2012	2013	2013	2012	2013
Gross margin	$3,566	$3,494	2%	$10,380	$9,931	5%
as a % of net sales	77%	78%		76%	75%

Gross profit margin in the third quarter and first nine months of 2013 reflects lower amortization expense for intangible assets and the favorable impact of product mix and operational efficiencies.  The favorable impact of these items was more than offset and partially offset by the effect of unfavorable foreign exchange rates in the third quarter and the first nine months of 2013, respectively.

Selling, General and Administrative

	Three months ended		Percent	Nine months ended		Percent
	September 30,		change	September 30,		change
(in millions)	2013	2012	2013	2013	2012	2013
Selling, general and administrative	$1,261	$1,085	16%	$3,904	$3,578	9%
as a % of net sales	27%	24%		29%	27%

Selling, general and administrative (SG&A) expenses for the third quarter and first nine months ended September 30, 2013 increased due primarily to increased selling and marketing support for AbbVie’s growth brands, including HUMIRA, and the incremental costs of becoming an independent company.

Research and Development and Acquired In-Process Research and Development

	Three months ended		Percent	Nine months ended		Percent
	September 30,		change	September 30,		change
(in millions)	2013	2012	2013	2013	2012	2013
Research and development	$714	$813	(12)%	$2,057	$2,097	(2)%
as a % of net sales	15%	18%		15%	16%

Acquired in-process research and development	$220	$—	100%	$290	$260	12%

R&D expense declined in both the third quarter and first nine months of 2013 as a result of a restructuring charge of approximately $150 million recorded in the third quarter of 2012 and a $50 million R&D milestone payment recorded in the first quarter of 2012 related to a product in development for the treatment of chronic kidney disease.  Excluding these items, R&D expense increased 8 percent in both the third quarter and first nine months of 2013 due to added funding to support the company’s emerging mid- and late-stage pipeline assets and the continued pursuit of additional HUMIRA indications.

Acquired in-process research and development (IPR&D) expense for the three months ended September 30, 2013 included a charge of $45 million as a result of entering into a global collaboration with Galapagos NV for cystic fibrosis therapies and a charge of $175 million as a result of entering into a global license agreement with Ablynx NV to develop and commercialize ALX-0061.  IPR&D expense for the nine months ended September 30, 2013 also included the second quarter charge of $70 million as a result of entering into a global collaboration with Alvine Pharmaceuticals.

IPR&D expense for the nine months ended September 30, 2012 included a charge of $110 million as a result of the acquisition of ABT-719 and a charge of $150 million as a result of entering into a global collaboration to develop and commercialize an oral, next-generation JAK1 inhibitor.

Interest Expense (Income), Net

Interest expense (income), net was $69 million and $210 million for the third quarter and first nine months ended September 30, 2013, respectively, and was comprised primarily of interest expense on outstanding debt, partially offset by interest income.  In November 2012, AbbVie issued $14.7 billion of long-term debt and entered into interest rate swaps with various financial institutions, which converted $8.0 billion of its fixed rate interest rate debt to floating interest rate debt.  The balance of commercial paper outstanding at September 30, 2013 was $400 million.  AbbVie expects to incur approximately $300 million of net interest expense in 2013.

Income Tax Expense

The effective income tax rate was 25.0 percent and 22.9 percent for the three months and nine months ended September 30, 2013 and 1.2 percent and 7.0 percent for the third quarter and nine months ended September 30, 2012, respectively.  The effective tax rates in each period were less than the statutory federal income tax rate of 35 percent principally due to the benefit of lower statutory tax rates and tax exemptions in certain foreign jurisdictions.  In the third quarter of 2012, taxes on earnings reflected the recognition of $190 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to a prior year.  The increase in the effective tax rate in 2013 over the prior year is principally due to income tax expense relating to certain 2013 earnings outside the United States that are not deemed indefinitely reinvested and the absence of the $190 million of tax benefits recorded in the third quarter of 2012 as a result of the favorable resolution of various tax positions pertaining to a prior year.  AbbVie will continue to evaluate whether to indefinitely reinvest certain future earnings in foreign jurisdictions as it analyzes its future global liquidity and financial structure.

AbbVie expects that its effective income tax rate in 2013 will be approximately 22 percent, excluding any discrete items.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended
	September 30,
(in millions)	2013	2012
Cash flows provided by/(used in):
Operating activities	$5,022	$5,404
Investing activities	756	(2,212)
Financing activities	(2,695)	(458)

Strong cash flows from operating activities were driven by net earnings and focused working capital management.  The company made a voluntary contribution to its main domestic defined benefit pension plan of $145 million in the first nine months of 2013.

During the nine months ended September 30, 2013, AbbVie paid $70 million to Alvine related to a global collaboration to develop ALV003, $45 million to Galapagos NV related to a global collaboration to discover, develop and commercialize cystic fibrosis therapies, and $175 million to Ablynx NV related to a global license agreement to treat inflammatory diseases.

During the nine months ended September 30, 2012, AbbVie paid $110 million to Action Pharma A/S for the acquisition of ABT-719, $150 million to Galapagos NV as a result of entering into a global collaboration to develop and commercialize an oral, next-generation JAK1 inhibitor, and $400 million to Reata Pharmaceuticals related to a collaboration agreement for the joint development and commercialization of second-generation oral antioxidant inflammation modulators.

The company’s cash and equivalents and short-term investments increased from $7.98 billion at December 31, 2012 to $9.60 billion at September 30, 2013.  AbbVie did not report cash and equivalents or short-term investments on its condensed consolidated balance sheet at September 30, 2012 except for cash and equivalents and short-term investments that were held by entities that transferred to AbbVie.  The company’s cash and equivalents and short-term investments at December 31, 2012 consisted of contributions from Abbott and the proceeds from the issuance of debt.  Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of the issuance of debt by AbbVie in November 2012.

During the nine months ended September 30, 2013, the company issued and redeemed commercial paper, of which $400 million was outstanding as of September 30, 2013.  The balance of commercial paper outstanding as of December 31, 2012 was $1.0 billion.  Historically, cash flows from financing activities represented cash transactions with Abbott.

Dividend payments totaled $1.91 billion for the nine months ended September 30, 2013.  On September 19, 2013, the board of directors declared a quarterly cash dividend of $0.40 per share for stockholders of record on October 15, 2013, payable on November 15, 2013.  In 2013, AbbVie expects to pay regular cash dividends at an annual rate of $1.60 per share; however, the timing, declaration, amount and payment of any dividends is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors.

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

Outstanding net governmental receivables in these countries at September 30, 2013 and December 31, 2012 were as follows.

			Net receivables over
	Net receivables		one year past due
	September 30,	December 31,	September 30,	December 31,
(in millions)	2013	2012	2013	2012
Greece	$39	$52	$4	$13
Portugal	93	80	32	23
Italy	263	308	26	40
Spain	409	285	80	2
Total	$804	$725	$142	$78

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

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $2.0 billion unsecured five-year revolving credit facility from a syndicate of lenders, entered into in July 2012, which also supports commercial paper borrowings.  As of the date of separation, January 1, 2013, Abbott’s obligations under this facility were relieved and AbbVie became the sole obligor.  The credit facility enables the company to borrow funds at floating interest rates.  At September 30, 2013, the company was in compliance with all its credit facility covenants.  Commitment fees under the new credit facility are not material.  There were no amounts outstanding on the credit facility as of September 30, 2013.

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

Credit Ratings

There were no changes in the company’s credit ratings in the first nine months of 2013.  Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses.  Certain of these policies are considered critical as these most significantly impact the company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Actual results may vary from these estimates.  A summary of the company’s significant accounting policies is included in Note 2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in the company’s application of its critical accounting polices during the first nine months of 2013.

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

Forward-Looking Statements

Some statements in this quarterly report on Form 10-Q may be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “project” and similar expressions, among others, generally identify forward-looking statements.  AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, and changes to laws and regulations applicable to our industry.  Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2012, which has been filed with the Securities and Exchange Commission.  AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  AbbVie undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

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

Foreign Currency Risk

AbbVie’s primary net foreign currency translation exposures are the euro, British pound, Japanese yen and Canadian dollar.  Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity.  These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive loss.  Deferred gains or losses on these contracts are included in cost of products sold at the time the products are sold to a third party, generally within twelve months.  At September 30, 2013 and December 31, 2012, AbbVie held $1.7 billion and $1.0 billion, respectively, in notional amounts of such contracts, which generally mature in the next twelve months.

AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables.  The contracts, which are not designated as hedges, are marked-to-market, and resulting gains or losses are reflected in net foreign exchange loss (income) and are generally offset by losses or gains on the foreign currency exposure being managed.  At September 30, 2013 and December 31, 2012, AbbVie held notional amounts of $4.2 billion and $4.3 billion, respectively, of such foreign currency forward exchange contracts.

The following table reflects the total foreign currency forward contracts outstanding at September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
			Fair and			Fair and
		Weighted	carrying value		Weighted	carrying value
	Contract	average	receivable /	Contract	average	receivable /
(in millions)	amount	exchange rate	(payable)	amount	exchange rate	(payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$4,438	1.3281	($46)	$3,649	1.315	($10)
British pound	79	1.5945	—	91	1.612	—
Japanese yen	311	98.8	(2)	323	84.4	5
Canadian dollar	125	1.0371	(1)	154	0.992	—
All other currencies	927	n/a	(9)	1,045	n/a	(5)
Total	$5,880		($58)	$5,262		($10)

The company estimates that a 10 percent appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $599 million at September 30, 2013.  If realized, this appreciation would negatively affect earnings over the remaining life of the contacts.  A 10 percent appreciation is believed to be a reasonably possible near-term change in foreign currencies.  Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange.

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

Interest Rate Risk

Interest rate swaps are used to manage the company’s exposure of changes in interest rates on the fair value of fixed-rate debt.  The effect of these hedges is to change the fixed interest rate to a variable rate.  AbbVie does not use derivative instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for investment securities.  At September 30, 2013 and December 31, 2012, AbbVie had interest rate hedge contracts totaling $8.0 billion.  The company estimates that an increase in interest rates of 100-basis points would have decreased the fair value of our interest rate swap contracts by approximately $435 million at September 30, 2013.  If realized, the fair value reduction would affect earnings over the remaining life of the contracts.  The company estimates that an increase of 100-basis points in long-term interest rates would have decreased the fair value of long-term debt by $871 million at September 30, 2013.  A 100-basis point change is believed to be a reasonably possible near-term change in interest rates.

Market Price Sensitive Investments

AbbVie holds available-for-sale equity securities from strategic technology acquisitions.  The market value of these investments was approximately $9 million and $12 million as of September 30, 2013 and December 31, 2012, respectively.  AbbVie monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs.  A hypothetical 20 percent decrease in the share prices of these investments would have had an immaterial decrease to their fair value at September 30, 2013.  A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.

Non-Publicly Traded Equity Securities

AbbVie holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges.  The carrying value of these investments was approximately $79 million and $72 million as of September 30, 2013 and December 31, 2012, respectively.  AbbVie monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

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

Internal Control Over Financial Reporting

Changes in internal control over financial reporting.   During the quarter ended September 30, 2013, there were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting.

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

Lawsuits have been filed against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan® entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott Laboratories in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws.  Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees.  In September 2013, all of these pending putative class action lawsuits were centralized for consolidated or coordinated pre-trial proceedings in the United States District Court for the Eastern District of Pennsylvania under the Multi-District Litigation Rules as In re Niaspan Antitrust Litigation, MDL No. 2460.

In August 2013, a putative class action lawsuit, Sidney Hillman Health Center of Rochester, et al. v. AbbVie Inc., et al., was filed against AbbVie in the United States District Court for the Northern District of Illinois by three health-care benefit providers alleging violations of federal RICO statutes and state deceptive business practice and unjust enrichment laws in connection with reimbursements for certain uses of Depakote from 1998 to 2012.  Plaintiffs seek monetary damages and/or equitable relief and attorneys’ fees.

In its 2012 Form 10-K and 2013 Form 10-Q for the quarter ended June 30, 2013, AbbVie reported that it is seeking to enforce its patent rights relating to ritonavir tablets (a drug AbbVie sells under the trademark Norvir®).  In July 2013, AbbVie filed another case in the United States District Court for the Southern District of Ohio against Roxane Laboratories, Inc. (Roxane) alleging that Roxane’s proposed generic ritonavir product infringes additional AbbVie patents and seeking declaratory and injunctive relief on these additional patents.

In its 2012 Form 10-K and 2013 Form 10-Q for the quarter ended March 31, 2013, AbbVie reported that it is seeking to enforce its patent rights related to niacin extended release tablets (a drug AbbVie sells in the U.S. under the trademark Niaspan®).  In the third quarter of 2013, the following previously-reported cases filed in the United States District Court for the District of Delaware were settled and dismissed without prejudice: a case filed in January 2012 in which AbbVie alleged that Zydus Pharmaceuticals (USA), Inc.’s generic product infringed AbbVie’s patents; a case filed in March 2012 in which AbbVie alleged that Watson Laboratories Inc.’s generic product infringed AbbVie’s patents; and a case filed in June 2012 in which AbbVie alleged that Kremers Urban Pharmaceuticals Inc.’s generic product infringed AbbVie’s patents.  The remaining litigation related to Niaspan® is no longer material to AbbVie and AbbVie will no longer report on such cases.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares (or Units)	(or Approximate Dollar Value)
	of Shares	Price Paid	Purchased as Part of	of Shares (or Units)
	(or Units)	per Share	Publicly Announced	that May Yet Be Purchased
Period	Purchased	(or Unit)	Plans or Programs	Under the Plans or Programs
July 1, 2013 – July 31, 2013	42,524 (1)	$44.55	0	$1,478,178,553 (2)
August 1, 2013 – August 31, 2013	126,054 (1)	$44.53	0	$1,478,178,553 (2)
September 1, 2013 – September 30, 2013	41,390 (1)	$46.41	0	$1,478,178,553 (2)
Total	209,968 (1)	$44.90	0	$1,478,178,553 (2)

1.                               These shares include:

(i)             the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 42,524 in July, 114,754 in August, and 30,090 in September; and

(ii)          the shares purchased on the open market for the benefit of participants in the AbbVie Savings Plan – 0 in July, 11,300 in August, and 11,300 in September.

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

Date: November 12, 2013

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

101

The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.