Form 10-K
period 2013-12-31
AbbVie Inc.
filed 2014-02-21
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Yes ☒        No ☐

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐        No ☒

         The aggregate market value of the 1,569,592,282 shares of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of AbbVie Inc.'s most recently completed second fiscal quarter (June 30, 2013), was $64,886,944,938. AbbVie has no non-voting common equity.

         Number of common shares outstanding as of January 31, 2014: 1,588,518,764

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 2014 AbbVie Inc. Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 24, 2014.

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

        AbbVie was incorporated in Delaware on April 10, 2012 to hold Abbott's former research-based pharmaceuticals business. AbbVie's common stock began trading "regular-way" under the ticker symbol "ABBV" on the New York Stock Exchange on January 2, 2013.

Overview

        AbbVie is a global, research-based biopharmaceutical company. AbbVie develops and markets advanced therapies that address some of the world's most complex and serious diseases. AbbVie's products are focused on treating conditions such as chronic autoimmune diseases, including rheumatoid arthritis, psoriasis, and Crohn's disease; low testosterone; HIV; endometriosis; thyroid disease; Parkinson's disease; and complications associated with chronic kidney disease and cystic fibrosis, among other health conditions. AbbVie's pipeline of promising new medicines includes more than 20 compounds or indications in Phase II or Phase III development across such important medical specialties as immunology, virology, oncology, renal disease, neurological diseases and women's health.

Segments

        AbbVie operates in one business segment—pharmaceutical products. Incorporated herein by reference is Note 14 entitled "Segment and Geographic Area Information" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" and the sales information related to HUMIRA included under "Results of Operations."

Products

        AbbVie's portfolio of products includes a broad line of therapies that address some of the world's most complex and serious diseases.

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

        HUMIRA is also approved in over 60 other markets, including Japan, Brazil, and Australia. HUMIRA was introduced to the market in January 2003. HUMIRA accounted for approximately 57 percent of AbbVie's total sales in 2013. The United States composition of matter (that is, compound) patent covering adalimumab (which is sold under the trademark HUMIRA) is expected to expire in December 2016, and the equivalent European Union patent is expected to expire in the majority of European Union countries in April 2018.

        AbbVie continues to dedicate substantial research and development efforts to expanding indications for HUMIRA, including in the fields of rheumatology (pediatric enthesitis related arthritis), gastroenterology (pediatric Crohn's disease and pediatric ulcerative colitis), dermatology (pediatric psoriasis and hidradenitis suppurativa), and ophthalmology (uveitis). Phase III trials are ongoing in preparation for regulatory applications for uveitis and hidradenitis suppurativa in the United States and the European Union. AbbVie continues to work on HUMIRA formulation and delivery enhancements to improve convenience and the overall patient experience.

        Metabolics/Hormones products.    Metabolic and hormone products target a number of conditions, including hypothyroidism, testosterone deficiency, and exocrine pancreatic insufficiency. These products include:

          Synthroid.     Synthroid is used in the treatment of hypothyroidism.

          AndroGel.     AndroGel is a testosterone replacement therapy for males diagnosed with low testosterone that is available in two strengths: 1 percent and 1.62 percent.

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

        Dyslipidemia products.    AbbVie's dyslipidemia products address the range of metabolic conditions characterized by high cholesterol and/or high triglycerides. TriCor and TRILIPIX are fibric acid derivatives that are indicated as adjuncts to diet to reduce total cholesterol, LDL cholesterol, and triglyceride levels, and to increase HDL cholesterol levels. Niaspan is an extended release form of niacin that is indicated as an adjunct to diet to reduce total cholesterol, LDL cholesterol, and triglyceride levels, and to increase HDL cholesterol levels. These products are primarily marketed to primary care physicians. Generic competitors to these products entered the market in 2012 and 2013.

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

          Duodopa and Duopa.     Duodopa is a levodopa-carbidopa intestinal gel (LCIG) marketed outside of the United States to treat advanced Parkinson's disease. The LCIG therapy has completed Phase III development for the United States under the name Duopa, and AbbVie is pursuing regulatory approval in the United States.

          Zemplar.     Zemplar is a product sold worldwide for the prevention and treatment of secondary hyperparathyroidism associated with Stage 3, 4, and 5 chronic kidney disease (CKD).

Research and Development Activities

        AbbVie has numerous compounds in clinical development, including potential treatments for complex diseases. Over the past five years, AbbVie has more than doubled the number of compounds in its pipeline through a mix of internal development and external collaboration efforts. AbbVie's ability to discover and develop new compounds is enhanced by the company's use of integrated discovery and development project teams, which include chemists, biologists, physicians, and pharmacologists who work on the same compounds as a team.

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

  •
  Phase II—tests the drug's efficacy against the disease in a relatively small group of patients.

  •
  Phase III—tests a drug that demonstrates favorable results in the earlier phases in a significantly larger patient population to further demonstrate efficacy and safety based on regulatory criteria.

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

        The research and development process from discovery through a new drug launch typically takes 8 to 12 years and can be even longer. The research and development of new pharmaceutical products has a significant amount of inherent uncertainty. There is no guarantee when, or if, a molecule will receive the regulatory approval required to launch a new drug or indication.

        In addition to the development of new products and new formulations, research and development projects also may include Phase IV trials, sometimes called post-marketing studies. For such projects, clinical trials are designed and conducted to collect additional data regarding, among other parameters, the benefits and risks of an approved drug.

        AbbVie spent approximately $2.9 billion in 2013, $2.8 billion in 2012, and $2.6 billion in 2011 on research to discover and develop new products, indications and processes and to improve existing products and processes. These expenses consisted primarily of salaries and related expenses for personnel, license fees, consulting payments, contract research, manufacturing, the costs of laboratory equipment and facilities, and collaboration fees and expenses.

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

        Pharmaceutical products may be entitled to other forms of legal or regulatory exclusivity upon approval. The scope, length, and requirements for each of these exclusivities varies both in the United States and in other jurisdictions. In the United States, if the FDA approves a product that does not contain a previously approved active ingredient, the product is typically entitled to five years of market exclusivity. Other products may be entitled to three years of market exclusivity if approval was based on the FDA's reliance on new clinical studies submitted by the NDA applicant. If the NDA applicant studies the product for use by children, the FDA may grant pediatric exclusivity, which extends by 180 days the longest existing exclusivity (patent or regulatory) related to the product. For products that are either used to treat conditions that afflict a relatively small population or for which there is not a reasonable expectation that the research and development costs will be recovered, the FDA may designate the pharmaceutical as an orphan drug and grant it seven years of market exclusivity.

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

        Biologics such as HUMIRA are entitled to exclusivity under the Biologics Price Competition and Innovation Act, which was passed on March 23, 2010 as Title VII to the Patient Protection and Affordable Care Act. The law provides a pathway for approval of biosimilars following the expiration of 12 years of exclusivity for the innovator biologic and a potential additional 180 day-extension term for conducting pediatric studies. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity, and enforceability prior to the approval of the biosimilar. The European Union has also created a pathway for approval of biosimilars and has published guidelines for approval of certain biosimilar products. The more complex nature of biologics and biosimilar products has led to greater regulatory scrutiny and more rigorous requirements for approval of follow-on biosimilar products than for small molecule generic pharmaceutical products, and it has also reduced the effect of biosimilars on sales of the innovator biologic as compared to the sales erosion caused by generic versions of small molecule pharmaceutical products.

        AbbVie owns or has licensed rights to a substantial number of patents and patent applications. AbbVie licenses or owns a patent portfolio of thousands of patent families, each of which includes United States patent applications and/or issued patents, and may also contain the non-United States counterparts to these patents and applications.

        These patents and applications, including various patents that expire during the period 2014 to 2031, in aggregate are believed to be of material importance in the operation of AbbVie's business. However, AbbVie believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark HUMIRA), are material in relation to the company's business as a whole. The United States composition of matter (that is, compound) patent covering adalimumab is expected to expire in December 2016, and the equivalent European Union patent is expected to expire in the majority of European Union countries in April 2018.

        In addition, the following patents, licenses, and trademarks are significant: those related to lopinavir/ritonavir (which is sold under the trademarks Kaletra and Aluvia), and those related to testosterone (which is sold under the trademark AndroGel). The United States composition of matter patent covering lopinavir is expected to expire in 2016. A principal United States non-composition of matter patent covering lopinavir/ritonavir is expected to expire in 2016. The principal United States non-composition of matter patent covering AndroGel 1 percent is expected to expire in 2021, including pediatric exclusivity. The principal United States non-composition of matter patents covering AndroGel 1.62 percent are expected to expire in 2020 and 2026. Agreements that may affect exclusivity are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

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

Sales, Marketing, and Distribution Capabilities

        In 2013, AbbVie's products were sold in over 170 countries. AbbVie utilizes a combination of dedicated commercial resources, regional commercial resources and distributorships to market, sell, and distribute its products worldwide.

        In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. In 2013, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc., and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's sales in the United States. No individual wholesaler accounts for greater than 40 percent of AbbVie's 2013 gross sales in the United States. These wholesalers purchase product from AbbVie under standard terms and conditions of sale.

        AbbVie directs its primary marketing efforts toward securing the prescription, or recommendation, of its brand of products by physicians, key opinion leaders, and other health care providers. Managed care providers (for example, health maintenance organizations and pharmacy benefit managers), hospitals, and state and federal government agencies (for example, the United States Department of Veterans Affairs and the United States Department of Defense) are also important customers. AbbVie also markets directly to consumers themselves, although in the United States all of the company's products must be sold pursuant to a prescription. Outside of the United States, AbbVie focuses its marketing efforts on key opinion leaders, payors, physicians, and country regulatory bodies. AbbVie also provides patient support programs closely related to its products.

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

  Third Party Agreements

        AbbVie has agreements with third parties for process development, analytical services, and manufacturing of certain products. AbbVie procures certain products and services from a limited number of suppliers and, in some cases, a single supply source. For example, the filling and packaging of HUMIRA syringes to be sold outside of the United States and Puerto Rico is performed by a single supplier at its two different facilities. AbbVie does not currently believe that this agreement is material because AbbVie's business is not substantially dependent upon it. AbbVie maintains significant inventory of HUMIRA syringes to reduce the risk of any supply disruption and its own syringe-filling and packaging facility in the United States is now approved to supply syringes to primary markets outside of the United States and Puerto Rico. It was previously approved to provide product only to the United States and Puerto Rico. In addition, AbbVie has agreements with third parties for active pharmaceutical ingredient and product manufacturing, formulation and development services, fill, finish, and packaging services, and distribution and logistics services for certain products. AbbVie does not believe that these manufacturing related agreements are material because AbbVie's business is not substantially dependent on any individual agreement. In most cases, AbbVie maintains alternate supply relationships that it can utilize without undue disruption of its manufacturing processes if a third party fails to perform its contractual obligations. AbbVie also maintains sufficient inventory of product to minimize the impact of any supply disruption.

        AbbVie also has collaboration agreements, as discussed in Note 5, "Acquisitions, Collaborations and Other Arrangements," of the Notes to Consolidated Financial Statements, and has certain agreements with Abbott.

  Sources and Availability of Raw Materials

        AbbVie purchases, in the ordinary course of business, raw materials and supplies essential to its operations from numerous suppliers around the world, including in the United States. In addition, certain medical devices and components necessary for the manufacture of our products are provided by unaffiliated third party suppliers. AbbVie has not experienced any recent significant availability problems or supply shortages.

  Orders

        Orders are generally filled on a current basis, and order backlog is not material to AbbVie's business.

  Environmental Matters

        AbbVie believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. AbbVie's capital and operating expenditures for pollution control in 2013 were approximately $2 million and $20 million, respectively. Capital and operating expenditures for pollution control in 2014 are estimated to be approximately $2 million and $21 million, respectively.

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

Competition

        The markets for AbbVie's products are highly competitive. AbbVie competes with other research-based pharmaceuticals and biotechnology companies that discover, manufacture, market, and sell proprietary pharmaceutical products and biologics. For example, HUMIRA competes with a number of anti-TNF and other products that are approved for a number of disease states and AbbVie's virology products compete with protease inhibitors and other anti-HIV treatments. The search for technological innovations in pharmaceutical products is a significant aspect of competition. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price is also a competitive factor. In addition, the substitution of generic pharmaceutical products for branded pharmaceutical products creates competitive pressures on AbbVie's products that do not have patent protection.

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

        Other Competitive Products.    Although a number of competitive biologic branded products have been approved since HUMIRA was first introduced in 2003, most have gained only a modest share of the worldwide market. In addition, the first JAK inhibitor, part of a new class of orally administered products, was recently approved for use in rheumatoid arthritis in the U.S. AbbVie will continue to face competitive pressure from these biologics and orally administered products.

Regulation—Discovery and Clinical Development

        United States.    Securing approval to market a new pharmaceutical product in the United States requires substantial effort and financial resources and takes several years to complete. The applicant must complete preclinical tests, and obtain FDA approval before commencing clinical trials. Clinical trials are intended to establish the safety and efficacy of the pharmaceutical product and typically are conducted in three sequential phases, although the phases may overlap or be combined. If the required clinical testing is successful, the results are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The FDA reviews an NDA or BLA to determine whether a product is safe and effective for its intended use and whether its manufacturing is compliant with current Good Manufacturing Practices (cGMP).

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

        The requirements governing the conduct of clinical trials and product licensing also vary. In addition, post-approval regulatory obligations such as adverse event reporting and cGMP compliance generally apply and may vary by country. For example, after a marketing authorization has been granted in the European Union, periodic safety reports must be submitted and other pharmacovigilance measures must be implemented.

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

        United States.    Specifically, U.S. federal laws require pharmaceuticals manufacturers to pay certain statutorily-prescribed rebates to state Medicaid programs on prescription drugs reimbursed under state Medicaid plans, and the efforts by states to seek additional rebates affect AbbVie's business. Similarly, the Veterans Health Care Act of 1992, as a prerequisite to participation in Medicaid and other federal health care programs, requires that manufacturers extend additional discounts on pharmaceutical products to various federal agencies, including the United States Department of Veterans Affairs, Department of Defense, and Public Health Service entities and institutions. In addition, recent legislative changes would require similarly discounted prices to be offered to TRICARE program beneficiaries. The Veterans Health Care Act of 1992 also established the 340B drug discount program, which requires pharmaceuticals manufacturers to provide products at reduced prices to various designated health care entities and facilities.

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

        AbbVie expects debate to continue during 2014 at all government levels worldwide over the marketing, availability, method of delivery, and payment for health care products and services. AbbVie believes that future legislation and regulation in the markets it serves could affect access to health care products and services, increase rebates, reduce prices or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceuticals industry, or require additional reporting and disclosure. It is not possible to predict the extent to which AbbVie or the health care industry in general might be affected by the matters discussed above.

        AbbVie is subject to a Corporate Integrity Agreement (CIA) entered into by Abbott on May 7, 2012 that requires enhancements to AbbVie's compliance program and contains reporting obligations, including disclosure of financial payments to doctors. If AbbVie fails to comply with the CIA, the Office of Inspector General for the United States Department of Health and Human Services may impose monetary penalties or exclude AbbVie from federal health care programs, including Medicare and Medicaid.

        European Union.    The European Union has adopted directives and other legislation governing labeling, advertising, distribution, supply, pharmacovigilance, and marketing of pharmaceutical products. Such legislation provides mandatory standards throughout the European Union and permits member states to supplement these standards with additional regulations. European governments also regulate pharmaceutical product prices through their control of national health care systems that fund a large part of the cost of such products to consumers. As a result, patients are unlikely to use a pharmaceutical product that is not reimbursed by the government. In many European countries, the government either regulates the pricing of a new product at launch or subsequent to launch through direct price controls or reference pricing. In recent years, many countries have also imposed new or additional cost containment measures on pharmaceutical products. Differences between national pricing regimes create price differentials within the European Union that can lead to significant parallel trade in pharmaceutical products.

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

Employees

        AbbVie employed approximately 25,000 persons as of January 31, 2014. Outside the United States, some of AbbVie's employees are represented by unions or works councils. AbbVie believes that it has good relations with its employees.

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

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risks and other information in this Form 10-K in evaluating AbbVie and AbbVie's common stock. Any of the following risks could materially and adversely affect AbbVie's results of operations or financial condition. The risk factors generally have been separated into three groups: risks related to AbbVie's business, risks related to AbbVie's separation from Abbott and risks related to AbbVie's common stock. Based on the information currently known to it, AbbVie believes that the following information identifies the most significant risk factors affecting it in each of these categories of risks. However, the risks and uncertainties AbbVie faces are not limited to those set forth in the risk factors described below and may not be in order of importance or probability of occurrence. Additional risks and uncertainties not presently known to AbbVie or that AbbVie currently believes to be immaterial may also adversely affect its business. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

        AbbVie's principal patents and trademarks are described in greater detail in Item 1, "Business—Intellectual Property Protection and Regulatory Exclusivity" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and litigation regarding these patents is described in Item 3, "Legal Proceedings." The United States composition of matter patent for HUMIRA, which is AbbVie's largest selling product and had worldwide sales of approximately $10.7 billion in 2013, is expected to expire in December 2016, and the equivalent European Union patent is expected to expire in the majority of European Union countries in April 2018. Because HUMIRA is a biologic and biologics cannot be readily substituted, it is uncertain what impact the loss of patent protection would have on the sales of HUMIRA.

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

        HUMIRA generates approximately 57 percent of AbbVie's sales. Any significant event that adversely affects HUMIRA's revenues could have a material adverse impact on AbbVie's operations and cash flows. These events could include loss of patent protection for HUMIRA, the approval of biosimilars of HUMIRA, the discovery of previously unknown side effects or impaired efficacy, increased competition from the introduction of new, more effective or less expensive treatments, and discontinuation or removal from the market of HUMIRA for any reason.

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

        AbbVie depends on alliances with pharmaceuticals and biotechnology companies for a portion of the products in its near-term pharmaceutical pipeline. For example, AbbVie is collaborating with Biogen Idec to develop a treatment for the relapsing remitting form of multiple sclerosis. It is also collaborating with Galapagos NV to discover, develop, and commercialize a next-generation, oral Janus Kinase 1 (JAK1) inhibitor in Phase II development with the potential to treat multiple autoimmune diseases.

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

        AbbVie competes with other research-based pharmaceuticals and biotechnology companies that discover, manufacture, market, and sell proprietary pharmaceutical products and biologics. For example, HUMIRA competes with a number of anti-TNF products that are approved for a number of disease states and AbbVie's virology products compete with protease inhibitors and other anti-HIV treatments. These competitors may introduce new products or develop technological advances that compete with AbbVie's products in therapeutic areas such as immunology, virology, renal disease, dyslipidemia, and neuroscience. AbbVie cannot predict with certainty the timing or impact of the introduction by competitors of new products or technological advances. Such competing products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than AbbVie's products, and this could negatively impact AbbVie's business and results of operations.

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

AbbVie uses a number of products in its pharmaceutical and biologic manufacturing processes that are sourced from single suppliers, and an interruption in the supply of those products could adversely affect AbbVie's business and results of operations.

        AbbVie uses a number of products in its pharmaceutical and biologic manufacturing processes that are sourced from single suppliers. The failure of these single-source suppliers to fulfill their contractual obligations in a timely manner or as a result of regulatory noncompliance or physical disruption at a manufacturing site may impair AbbVie's ability to deliver its products to customers on a timely and competitive basis, which could adversely affect AbbVie's business and results of operations. Finding an alternative supplier could take a significant amount of time and involve significant expense due to the nature of the products and the need to obtain regulatory approvals. AbbVie cannot guarantee that it will be able to reach agreement with alternative providers or that regulatory authorities would approve AbbVie's use of such alternatives. AbbVie does, however, carry business interruption insurance, which provides a degree of protection in the case of a failure by a single-source supplier.

Significant safety or efficacy issues could arise for AbbVie's products, which could have a material adverse effect on AbbVie's revenues and financial condition.

        Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety or efficacy issues are reported or if new scientific information becomes available (including results of post-marketing Phase IV trials), or if governments change standards regarding safety, efficacy or labeling, AbbVie may be required to amend the conditions of use for a product. For example, AbbVie may voluntarily provide or be required to provide updated information on a product's label or narrow its approved indication, either of which could reduce the product's market acceptance. If serious safety or efficacy issues with an AbbVie product arise, sales of the product could be halted by AbbVie or by regulatory authorities. Safety or efficacy issues affecting suppliers' or competitors' products also may reduce the market acceptance of AbbVie's products.

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

        In the United States, practices of managed care groups and institutional and governmental purchasers and United States federal laws and regulations related to Medicare and Medicaid, including the Medicare Prescription Drug Improvement and Modernization Act of 2003 and the Patient Protection and Affordable Care Act, contribute to pricing pressures. Recently enacted changes to the health care system in the United States and the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries could result in additional pricing pressures.

        In numerous major markets worldwide, the government plays a significant role in funding health care services and determining the pricing and reimbursement of pharmaceutical products. Consequently, in those markets, AbbVie is subject to government decision-making and budgetary actions with respect to its products. In particular, many European countries have ongoing government-mandated price reductions for many pharmaceutical products, and AbbVie anticipates continuing pricing pressures in Europe. Differences between countries in pricing regulations could lead to third-party cross-border trading in AbbVie's products that results in a reduction in future revenues and operating income.

AbbVie is subject to numerous governmental regulations, and it can be costly to comply with these regulations and to develop compliant products and processes.

        AbbVie's products are subject to rigorous regulation by numerous international, supranational, federal, and state authorities, as described in Item 1, "Business—Regulation—Discovery and Clinical Development." The process of obtaining regulatory approvals to market a pharmaceutical product can be costly and time consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and substantial additional costs.

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

        Possible regulatory actions could result in substantial modifications to AbbVie's business practices and operations; refunds, recalls, or seizures of AbbVie's products; a total or partial shutdown of production in one or more of AbbVie's or its suppliers' facilities while AbbVie or its supplier remedies the alleged violation; the inability to obtain future approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt AbbVie's business and have a material adverse effect on its business and results of operations.

Laws and regulations affecting government benefit programs could impose new obligations on AbbVie, require it to change its business practices, and restrict its operations in the future.

        The health care industry is subject to various federal, state, and international laws and regulations pertaining to government benefit programs reimbursement, rebates, price reporting and regulation, and health care fraud and abuse. In the United States, these laws include anti-kickback and false claims laws, the Medicaid Rebate Statute, the Veterans Health Care Act, and individual state laws relating to pricing and sales and marketing practices. Violations of these laws may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment, and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and Veterans Administration health programs. These laws and regulations are broad in scope and they are subject to change and evolving interpretations, which could require AbbVie to incur substantial costs associated with compliance or to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt AbbVie's business and result in a material adverse effect on its business and results of operations.

AbbVie could be subject to increased monetary penalties and/or other sanctions, including exclusion from federal health care programs, if it fails to comply with the terms of the May 7, 2012 resolution of the Department of Justice's investigation into sales and marketing activities for Depakote.

        On May 7, 2012, Abbott settled United States federal and 49 state investigations into its sales and marketing activities for Depakote by pleading guilty to a misdemeanor violation of the Food Drug & Cosmetic Act (FDCA) and agreeing to pay approximately $700 million in criminal fines and forfeitures and approximately $900 million to resolve civil claims. Under the plea agreement, Abbott submitted to a term of probation that was initially set at 5 years, but was shortened to 3 years upon the separation of Abbott and AbbVie. The obligations of the plea agreement have transferred to and become fully binding on AbbVie. The conditions of probation include certain reporting requirements, maintenance of certain compliance measures, certifications of AbbVie's CEO and board of directors, and other conditions. If AbbVie violates the terms of its probation, it may face additional monetary sanctions and other such remedies as the court deems appropriate. On October 2, 2012, the court accepted the guilty plea and imposed the agreed-upon sentence.

        In addition, Abbott entered into a five-year Corporate Integrity Agreement (CIA) with the Office of Inspector General for the United States Department of Health and Human Services (OIG). The effective date of the CIA is October 11, 2012. The obligations of the CIA have transferred to and become fully binding on AbbVie. The CIA requires enhancements to AbbVie's compliance program, fulfillment of reporting and monitoring obligations, management certifications, and resolutions from AbbVie's board of directors, among other requirements. Compliance with the requirements of the settlement will impose additional costs and burdens on AbbVie, including in the form of employee training, third party reviews, compliance monitoring, reporting obligations, and management attention. If AbbVie fails to comply with the CIA, the OIG may impose monetary penalties or exclude AbbVie from federal health care programs, including Medicare and Medicaid. AbbVie and Abbott may be subject to third party claims and shareholder lawsuits in connection with the settlement, and AbbVie may be required to indemnify all or a portion of Abbott's costs.

The international nature of AbbVie's business subjects it to additional business risks that may cause its revenue and profitability to decline.

        AbbVie's business is subject to risks associated with doing business internationally, including in emerging markets. Sales outside of the United States make up approximately 46 percent of AbbVie's net sales. The risks associated with its operations outside the United States include:

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

  •
  potential deterioration in the economic position and credit quality of certain non-U.S. countries, including in Europe;

  •
  compulsory licensing or diminished protection of intellectual property; and

  •
  potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery and other similar laws and regulations, including the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act.

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

        In 2013, three wholesale distributors—AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation—accounted for substantially all of AbbVie's sales in the United States. If one of its significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with AbbVie, and AbbVie may be unable to collect all the amounts that the distributor owes it on a timely basis or at all, which could negatively impact AbbVie's business and results of operations.

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

        The amount of debt that AbbVie has incurred and intends to incur could have important consequences to AbbVie and its investors. These consequences include, among other things, requiring a portion of AbbVie's cash flow from operations to make interest payments on this debt and reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow AbbVie's business. To the extent that AbbVie incurs additional indebtedness, these risks could increase. In addition, AbbVie's cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and AbbVie may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance its debt.

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

  •
  changes in the commercial and credit environment that may adversely affect AbbVie's ability to finance its business operations;

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

        AbbVie's separation from Abbott was completed on January 1, 2013. Therefore, the historical information about AbbVie in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and for the periods ending prior to December 31, 2012 refers to AbbVie's business as operated by and integrated with Abbott. AbbVie's historical financial information for these periods is derived from the consolidated financial statements and accounting records of Abbott. Accordingly, the financial information for these periods does not necessarily reflect the financial condition, results of operations or cash flows that AbbVie would have achieved as a separate, publicly traded company during the periods presented or those that AbbVie will achieve in the future primarily as a result of the factors described below:

  •
  Prior to the separation, which occurred on January 1, 2013, AbbVie's business was operated by Abbott as part of its broader corporate organization, rather than as an independent company. Abbott or one of its affiliates performed various corporate functions for AbbVie, such as accounting, information technology, and finance. Abbott currently provides some of these functions to AbbVie. AbbVie's historical financial results reflect allocations of corporate expenses from Abbott for such functions and are likely to be less than the expenses AbbVie would have incurred had it operated as a separate publicly traded company. Following the separation and the date on which AbbVie ceases to receive services from Abbott pursuant to transition services agreements, AbbVie may not be able to operate its business at comparable costs, and its profitability may decline;

  •
  Prior to the separation, AbbVie was able to use Abbott's size and purchasing power in procuring various goods and services and shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. As a separate, independent company, AbbVie may be unable to obtain goods and services at the prices and terms obtained prior to the separation, which could decrease AbbVie's overall profitability;

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

Abbott may fail to perform under various transaction agreements that have been executed as part of the separation or AbbVie may fail to have necessary systems and services in place when certain of the transaction agreements expire.

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

        The separation agreement with Abbott provides for, among other things, the principal corporate transactions required to effect the separation, certain conditions to the separation and provisions governing the relationship between AbbVie and Abbott with respect to and resulting from the separation. Among other things, the separation agreement provides for indemnification obligations designed to make AbbVie financially responsible for substantially all liabilities, except certain tax liabilities, that may exist relating to its business activities, whether incurred prior to or after AbbVie's separation from Abbott, as well as those obligations of Abbott assumed by AbbVie pursuant to the separation agreement, including those relating to Depakote. If AbbVie is required to indemnify Abbott under the circumstances set forth in the separation agreement, AbbVie may be subject to substantial liabilities.

AbbVie may not be able to engage in certain corporate transactions during the two-year period following the distribution.

        To preserve the tax-free treatment to Abbott of the separation and the distribution, under the tax sharing agreement that AbbVie entered into with Abbott, AbbVie is restricted from taking any action that prevents the distribution and related transactions from being tax-free for United States federal income tax purposes. Under the tax sharing agreement, for the two-year period following the distribution, AbbVie is prohibited, except in certain circumstances, from:

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

AbbVie may not achieve some or all of the expected benefits of the separation.

        AbbVie may not be able to achieve the full strategic and financial benefits expected to result from its separation from Abbott because, among other things: (a) AbbVie may be more susceptible to market fluctuations and other adverse events than if it were still a part of Abbott; and (b) AbbVie's business is less diversified than Abbott's business prior to the separation. If AbbVie fails to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, the business, financial conditions, and results of operations of AbbVie could be adversely affected.

Risks Related to AbbVie's Common Stock

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

        In addition, Section 203 of the Delaware General Corporation Law provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15 percent of the corporation's outstanding voting stock.

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

        In the United States, including Puerto Rico, AbbVie has one distribution center. AbbVie also has four United States research and development facilities located at: Abbott Park, Illinois; North Chicago, Illinois; Redwood City, California; and Worcester, Massachusetts. Outside the United States, AbbVie's principal research and development facilities are located in Shanghai, China and Ludwigshafen, Germany.

        Except as noted, the principal plants in the United States listed above are owned by AbbVie or subsidiaries of AbbVie. The remaining manufacturing plants and all other facilities are owned or leased by AbbVie or subsidiaries of AbbVie.

ITEM 3.    LEGAL PROCEEDINGS

        Information pertaining to legal proceedings is provided in Note 13 entitled "Legal Proceedings and Contingencies" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table lists AbbVie's executive officers, each of whom was first appointed as an AbbVie corporate officer in December 2012.

Name	Age	Position

Richard A. Gonzalez	60	Chairman of the Board and Chief Executive Officer
Laura J. Schumacher	50	Executive Vice President, Business Development, External Affairs and General Counsel
William J. Chase	46	Executive Vice President, Chief Financial Officer
Carlos Alban	51	Executive Vice President, Commercial Operations
Timothy J. Richmond	47	Senior Vice President, Human Resources
Azita Saleki-Gerhardt, Ph.D.	50	Senior Vice President, Operations
Thomas A. Hurwich	53	Vice President, Controller

        Mr. Gonzalez is AbbVie's Chairman of the Board and Chief Executive Officer. He served as Abbott's Executive Vice President, Pharmaceutical Products Group from 2010 to 2012, and was responsible for Abbott's worldwide pharmaceutical business, including commercial operations, research and development, and manufacturing. He has also served as President, Abbott Ventures Inc., Abbott's medical technology investment arm, from 2009 to 2011. Mr. Gonzalez joined Abbott in 1977 and held various management positions before briefly retiring in 2007, including Abbott's President and Chief Operating Officer, President, Chief Operating Officer of Abbott's Medical Products Group, Senior Vice President and President of Abbott's former Hospital Products Division (now Hospira, Inc.), Vice President and President of Abbott's Health Systems Division, and Divisional Vice President and General Manager for Abbott's Diagnostics Operations in the United States and Canada.

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

        The executive officers of AbbVie are elected annually by the board of directors. All other officers are elected by the board or appointed by the Chairman of the Board. All officers are either elected at the first meeting of the board of directors held after the annual stockholder meeting or appointed by the Chairman of the Board after that board meeting. Each officer holds office until a successor has been duly elected or appointed and qualified or until the officer's death, resignation, or removal. There are no family relationships between any of the executive officers listed above.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

        The principal market for AbbVie's common stock is the New York Stock Exchange (NYSE). A "when-issued" trading market for AbbVie's common stock began on the NYSE on December 10, 2012, and "regular way" trading of AbbVie's common stock began on January 2, 2013. Prior to December 10, 2012 there was no public market for AbbVie's common stock. AbbVie's common stock is also listed on the Chicago Stock Exchange and traded on various regional and electronic exchanges. Outside the United States, AbbVie's common stock is listed on NYSE Euronext Paris and the SIX Swiss Exchange.

	2013
	high	low

First Quarter	$40.80	$33.33
Second Quarter	48.00	39.96
Third Quarter	48.42	41.07
Fourth Quarter	54.78	44.32

Stockholders

        There were 58,250 stockholders of record of AbbVie common stock as of January 31, 2014.

Dividends

        A quarterly dividend of $0.40 per share was paid on common stock in 2013. On December 12, 2013, AbbVie's board of directors declared a quarterly cash dividend of $0.40 per share payable February 14, 2014 to stockholders of record at the close of business on January 15, 2014. The timing, declaration, amount of, and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors. Moreover, if AbbVie determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.

        AbbVie Inc. is an Illinois High Impact Business (HIB) and is located in a federal Foreign Trade Sub-Zone (Sub-Zone 22S). Dividends may be eligible for a subtraction from base income for Illinois income tax purposes. If you have questions, please contact your tax advisor.

Performance Graph

        The following graph compares the cumulative total returns of AbbVie Inc., the S&P 500 Index and the NYSE Arca Pharmaceuticals Index. This graph covers the period from January 2, 2013 (the first day our common stock began "regular-way" trading on the NYSE) through December 31, 2013. This graph assumes $100 was invested in the stock or the index on January 2, 2013 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

 COMPARISON OF CUMULATIVE TOTAL RETURN

        This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2013 - October 31, 2013	23,424	(1)	$48.16	0	$1,478,178,553	(2)
November 1, 2013 - November 30, 2013	27,503	(1)	$48.60	0	$1,478,178,553	(2)
December 1, 2013 - December 31, 2013	3,860,352	(1)	$52.83	3,795,945	$1,277,633,716	(2)
Total	3,911,279	(1)	$52.77	3,795,945	$1,277,633,716	(2)

(1)
These shares represent:

(i)
the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options—23,424 in October; 16,203 in November; and 51,107 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan—0 in October; 11,300 in November; and 13,300 in December.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)
On February 15, 2013, AbbVie announced that its board of directors approved the purchase of up to $1.5 billion of its common stock, from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth AbbVie's selected financial information derived from its (i) audited consolidated financial statements as of and for the year ended December 31, 2013; (ii) audited combined financial statements for the years ended December 31, 2012, 2011, 2010 and 2009 and as of December 31, 2012, 2011 and 2010; and (iii) unaudited combined financial statements as of December 31, 2009. The historical financial statements for periods prior to January 1, 2013 were prepared on a stand-alone basis and were derived from Abbott's consolidated financial statements and accounting records as if the former research-based pharmaceutical business of Abbott had been part of AbbVie for all periods presented. Accordingly, AbbVie's financial statements for periods prior to January 1, 2013 are presented on a combined basis and reflect AbbVie's financial position, results of operations and cash flows as its business was operated as part of Abbott prior to the separation, in conformity with generally accepted accounting principles (GAAP) in the United States. The historical financial statements for periods prior to January 1, 2013 also reflected an allocation of expenses related to certain Abbott corporate functions, including senior management, legal, human resources, finance, information technology and quality assurance. These expenses were allocated to AbbVie based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. AbbVie considers the expense allocation methodology and results to be reasonable. However, the allocations may not be indicative of the actual expenses that would have been incurred had AbbVie operated as an independent, stand-alone, publicly-traded company for the periods presented. Accordingly, the historical financial information presented for periods prior to January 1, 2013 may not be indicative of the results of operations or financial position that would have been achieved if AbbVie had been an independent, stand-alone, publicly-traded company during the periods shown or of AbbVie's performance for periods subsequent to December 31, 2012. Refer to "Basis of Historical Presentation" and "Transition from Abbott and Cost to Operate as an Independent Company" included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

The selected financial information should be read in conjunction with the financial statements and accompanying notes included under Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

as of and for the years ended December 31 (in millions, except per share data)	2013	2012	2011	2010	2009

Statement of earnings data
Net sales	$18,790	$18,380	$17,444	$15,638	$14,214
Net earnings(a)	$4,128	$5,275	$3,433	$4,178	$4,636
Basic earnings per share(a)	$2.58	$3.35	$2.18	$2.65	$2.94
Diluted earnings per share(a)	$2.56	$3.35	$2.18	$2.65	$2.94
Cash dividends declared per share(b)	$2.00	n/a	n/a	n/a	n/a
Weighted-average basic shares outstanding(c)	1,589	1,577	1,577	1,577	1,577
Weighted-average diluted shares outstanding(c)	1,604	1,577	1,577	1,577	1,577
Balance sheet data
Total assets	$29,198	$27,008	$19,521	$21,135	$15,858
Long-term debt and lease obligations(d)	$14,310	$14,652	$48	$52	$55

(a)
Results for the year ended December 31, 2013 included higher expenses associated with operating as an independent, stand-alone publicly traded company than the historically derived financial statements. The increases include a full year of interest expense on debt issued in November 2012, a higher tax rate and other full year incremental costs of operating as an independent company.

(b)
On January 4, 2013, the board of directors declared a cash dividend of $0.40 per share of common stock. This dividend was declared from pre-separation earnings and was recorded as a reduction of additional paid-in capital. In addition, AbbVie declared regular quarterly cash dividends in 2013 aggregating $1.60 per share of common stock. Refer to Note 11 to the audited consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" for information regarding cash dividends declared in 2013.

(c)
On January 1, 2013, Abbott Laboratories distributed 1,577 million shares of AbbVie common stock. For periods prior to the separation, the weighted-average basic and diluted shares outstanding was based on the number of shares of AbbVie common stock outstanding on the distribution date. Refer to Note 4 to the audited consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" for information regarding the calculation of basic and diluted earnings per common share for the year ended December 31, 2013.

(d)
Also includes current portion of long-term debt and lease obligations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) and results of operations as of and for each of the three years in the period ended December 31, 2013. This commentary should be read in conjunction with the consolidated financial statements and accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data."

EXECUTIVE OVERVIEW

Company Overview

AbbVie is a global, research-based biopharmaceutical company. AbbVie develops and markets advanced therapies that address some of the world's most complex and serious diseases. AbbVie products are used to treat chronic autoimmune diseases, including rheumatoid arthritis, psoriasis, and Crohn's disease; low testosterone; HIV; endometriosis; thyroid disease; Parkinson's disease; and complications associated with chronic kidney disease (CKD) and cystic fibrosis, among other health conditions. AbbVie also has a pipeline of promising new medicines, including more than 20 compounds or indications in Phase II or Phase III development across such important medical specialties as immunology, virology, oncology, renal disease, neurological diseases and women's health.

In the United States, AbbVie's products are generally sold directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie has approximately 25,000 employees and its products are sold in over 170 countries. AbbVie operates in one business segment—pharmaceutical products.

Financial Results

In its first full year as an independent company, AbbVie achieved its key objectives, including strong sales growth of HUMIRA and other key products, operational efficiencies and progress in advancing its pipeline, particularly with its late-stage hepatitis C virus (HCV) program. Worldwide net sales in 2013 totaled $18.8 billion, an increase of 2 percent, despite the loss of exclusivity in the company's lipid franchise during the year. Generic competition began in November 2012 for TriCor, July 2013 for TRILIPIX and September 2013 for Niaspan, resulting in the loss of $1.1 billion of revenue in 2013 over the prior year. The company's financial performance also included delivering fully diluted earnings per share of $2.56, while accelerating its investment in research and development and increasing sales and marketing support for new and existing products. In 2013, the company generated cash flows from operations of $6.3 billion. These strong cash flows enabled the company to enhance its pipeline through licensing and collaboration activities and to pay cash dividends to shareholders of $2.6 billion in 2013. In 2014, AbbVie plans to continue to invest in key products, advance its pipeline and prepare for anticipated product launches that are expected to drive growth in 2015 and beyond.

Strategic Objectives

AbbVie's long-term strategy is to maximize its existing portfolio of products through new indications, share gains, increased geographic expansion in underserved markets while also advancing its new product pipeline to meet unmet medical needs. To successfully execute its long-term strategy, AbbVie will focus on expanding HUMIRA sales, advancing the pipeline, expanding its presence in emerging markets and managing its product portfolio to maximize value.

AbbVie expects to continue to drive strong HUMIRA sales growth in several ways. AbbVie seeks to expand the HUMIRA patient base by applying for regulatory approval of new indications for HUMIRA, treating conditions such as uveitis, hidradenitis suppurativa and pediatric Crohn's disease. AbbVie will also seek to drive HUMIRA sales growth by expanding its market share and its presence in underserved markets.

Research and development (R&D) efforts will continue to focus a significant portion of expenditures on compounds for immunology, virology, oncology, renal disease, neurological diseases and women's health. AbbVie's scientists work to advance a pipeline of specialty molecules that demonstrate strong clinical performance for patients and economic value for patients and their healthcare systems. Current R&D projects are described in the "Research and Development" section below.

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

Research and Development

Research and innovation continues to be a key strategic priority for AbbVie. AbbVie's long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development at other biotechnology or pharmaceutical companies.

AbbVie's pipeline includes more than 20 compounds or indications in Phase II or III development individually or under collaboration or license agreements. Of these programs, approximately 10 are in Phase III development or in registration. AbbVie expects several Phase II programs to transition into Phase III programs during 2014. R&D is focused on therapeutic areas that include immunology, virology, oncology, renal disease, neurological diseases, and women's health, among others.

Immunology

HUMIRA is currently approved for ten indications in major geographies, including nine indications in Europe and seven in the United States. AbbVie continues to dedicate R&D efforts to expanding indications for HUMIRA, including in the fields of gastroenterology, dermatology and ophthalmology. Registration submissions and regulatory approvals for HUMIRA in 2013 included approval for two new gastroenterology indications in Japan—intestinal Behcet's and ulcerative colitis.

Phase III trials are ongoing in preparation for regulatory applications of HUMIRA for uveitis and hidradenitis suppurativa in the United States and the European Union. The results of AbbVie's two fully-enrolled Phase III clinical trials to evaluate the safety and efficacy of HUMIRA for patients with moderate to severe hidradenitis suppurativa in the United States are expected in 2014. The FDA issued a Complete Response Letter to the company's registration submission for axial spondyloarthritis, which is currently under evaluation by the company.

AbbVie also has a number of next-generation programs underway to address immune-mediated conditions, including the following.

  •
  AbbVie's studies of dual variable domain immunoglobulin (DVD-Ig) technology, which represents an approach that can target multiple disease-causing antigens with a single biologic agent, continue to progress. This proprietary technology could lead to next-generation biologic treatments for complex conditions such as cancer or rheumatoid arthritis, where multiple pathways are involved in the disease.

  •
  AbbVie is collaborating with Biotest AG on an anti-CD4 biologic known as tregalizumab. The compound is currently in Phase IIb clinical trials for rheumatoid arthritis and psoriasis.

  •
  GLPG0634, a next-generation, oral Janus Kinase 1 (JAK1) inhibitor, is being developed with Galapagos NV (Galapagos) in a collaboration entered into during the first quarter of 2012. GLPG0634 is currently in Phase IIb development to treat rheumatoid arthritis and may be able to address other autoimmune diseases. In January 2014, a Phase II study to evaluate GLPG0634 to treat Crohn's disease was initiated.

  •
  In September 2013, AbbVie entered into a global collaboration with Ablynx NV (Ablynx) to develop and commercialize the anti-IL-6R Nanobody, ALX-0061, to treat inflammatory diseases including rheumatoid arthritis and systemic lupus erythematosus. ALX-0061 is currently in Phase II development for rheumatoid arthritis.

  •
  In May 2013, AbbVie entered into a global collaboration with Alvine Pharmaceuticals, Inc. to develop ALV003, a novel oral treatment for patients with celiac disease. ALV003 is currently in Phase IIb development.

Virology

In October 2012, AbbVie initiated a comprehensive Phase III program for genotype 1 HCV that involves combinations of ABT-450, a protease inhibitor for HCV infection; ABT-333, a polymerase inhibitor; and ABT-267, a NS5A inhibitor. In December 2013 and January 2014, AbbVie disclosed top-line results from all six of these registrational studies. AbbVie expects to complete regulatory submissions in the United States and the European Union in the second quarter of 2014 and anticipates commercialization in the United States before the end of 2014. AbbVie also initiated Phase III development in Japan for HCV infection and expects to submit a regulatory application in Japan in 2015.

AbbVie also recently initiated Phase II studies of its next-generation HCV program which includes ABT-493, a potent protease inhibitor, and ABT-530, AbbVie's new NS5A inhibitor.

Oncology

AbbVie is focused on the development of targeted treatments that inhibit tumor growth and improve response to common cancer therapies. AbbVie's later-stage oncology pipeline includes the following.

  •
  Elotuzumab, an anti-CD37 antibody for the treatment of multiple myeloma under a collaboration with Bristol-Myers Squibb. Phase III development began in June 2011 for multiple myeloma. Two Phase III studies are ongoing with results expected in early 2015.

  •
  Veliparib (ABT-888), a PARP-inhibitor. A Phase IIb study in BRCA-mutated breast cancer being treated with chemotherapy was initiated in 2011. Veliparib is also in Phase II evaluation for the treatment of a variety of other solid tumors, including brain metastases from non-small-cell lung cancer being treated with radiation therapy and non-small-cell lung cancer in combination with chemotherapy. In January 2014, a Phase III clinical trial was initiated to evaluate the safety and efficacy of Veliparib when added to carboplatin, a chemotherapy, in women with early-stage, triple-negative breast cancer.

  •
  ABT-199, a next-generation Bcl-2 inhibitor in development for chronic lymphocytic leukemia. In January 2014, a Phase III evaluation was initiated in collaboration with AbbVie's development partner, Roche Holding AG. AbbVie anticipates results from this trial in early 2015. ABT-199 is also being explored for use across a number of different hematologic cancers including non-Hodgkin lymphoma, diffuse large b-cell lymphoma and acute myeloid leukemia.

  •
  Other molecular targets are being explored with Antibody-Drug Conjugate approaches linking anti-target antibodies with potent cytotoxic agents.

Renal Disease

AbbVie's renal care pipeline includes atrasentan, for the treatment of diabetic CKD. In 2013, a Phase III study was initiated to assess atrasentan, when added to standard of care, on progression of kidney disease in patients with stage 2 to 4 CKD and type 2 diabetes. This global registrational study is expected to be completed in 2017. Atrasentan will potentially be the first compound launched to treat diabetic nephropathy by specifically targeting albuminuria and slowing the progression of CKD. AbbVie is also investigating ABT-719, in Phase IIb development, for the treatment of acute kidney injury associated with major cardiac surgeries.

Neurological Diseases

AbbVie has clinical studies underway on multiple compounds that target receptors in the brain that help regulate mood, memory, and other neurological functions and conditions, including the following.

  •
  AbbVie is collaborating with Biogen Idec to develop daclizumab for the treatment of the relapsing remitting form of multiple sclerosis (MS), which is the most common form, and affects nearly 85 percent of newly diagnosed MS patients. Daclizumab, an anti-CD25 monoclonal antibody, is currently in Phase III development.

  •
  AbbVie recently completed two Phase IIb studies of ABT-126, an a7-NNR modulator, in both Alzheimer's disease and cognitive deficits of schizophrenia. Based on the results of these studies, AbbVie plans to focus its efforts on the schizophrenia indication.

  •
  A levodopa-carbidopa intestinal gel for the treatment of Parkinson's disease is under regulatory review in the United States and a decision is expected before the end of 2014. This product is sold under the name Duodopa outside the United States.

Women's Health

AbbVie is developing a novel oral gonadotropin-releasing hormone (GnRH) antagonist, elagolix, under a collaboration with Neurocrine Biosciences for the treatment of endometriosis-related pain and uterine fibroids. A Phase III study in endometriosis began in mid-2012 and a Phase IIa study for uterine fibroids was initiated in November 2011. In 2013, AbbVie initiated a second Phase III trial for endometriosis and the study for uterine fibroids transitioned to Phase IIb.

Other

Given the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years. Factors considered included R&D expenses projected to be incurred for the project over the next year relative to AbbVie's total R&D expenses as well as qualitative factors, such as marketplace perceptions and impact of a new product on AbbVie's overall market position. There were no delays in AbbVie's 2013 R&D activities that are expected to have a material impact on operations.

While the aggregate cost to complete the numerous pharmaceutical projects currently in development is expected to be material, the total cost to complete will depend upon AbbVie's ability to successfully complete each project, the rate at which each project advances, the nature and extent of cost-sharing arrangements, and the ultimate timing for completion. Given the potential for significant delays and the high rate of failure inherent in the research and development of new pharmaceutical products, it is not possible to accurately estimate the total cost to complete all projects currently in development. However, AbbVie plans to continue to manage its portfolio of projects to achieve R&D spend equal to approximately 16 percent of net sales each year. AbbVie does not regularly accumulate or make management decisions based on the total expenses incurred for a particular development phase in a given period.

Separation from Abbott Laboratories

On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100 percent of the outstanding common stock of AbbVie to Abbott's shareholders (the separation). Each Abbott shareholder of record as of the close of business on December 12, 2012, received one share of AbbVie common stock for each Abbott common share held as of the record date. AbbVie was incorporated in Delaware on April 10, 2012 and is comprised of Abbott's former research-based pharmaceuticals business. AbbVie's common stock began trading "regular-way" under the ticker symbol "ABBV" on the New York Stock Exchange on January 2, 2013. Refer to the "Basis of Historical Presentation" section below for further information.

Basis of Historical Presentation

Prior to the separation, the historical financial statements were prepared on a stand-alone basis and were derived from Abbott's consolidated financial statements and accounting records as if the former research-based pharmaceutical business of Abbott had been part of AbbVie for all periods presented. Accordingly, AbbVie's financial statements for periods prior to January 1, 2013 are presented on a combined basis and reflect AbbVie's financial position, results of operations and cash flows as its business was operated as part of Abbott prior to the separation, in conformity with GAAP in the United States. The combined financial statements principally represent the historical results of operations and assets and liabilities of Abbott's Proprietary Pharmaceutical Products segment.

The historical combined financial statements included the allocation of certain assets and liabilities that were historically held at the Abbott corporate level but were specifically identifiable or allocable to AbbVie. Prior to 2012, cash and equivalents, short-term investments and restricted funds held by Abbott were not allocated to AbbVie unless those assets were held by an entity that was transferred to AbbVie. As of December 31, 2012, AbbVie's combined balance sheet reflected the direct holdings of AbbVie legal entities. Prior to 2012, long-term debt and short-term borrowings were not allocated to AbbVie as none of the debt recorded by Abbott was directly attributable to or guaranteed by AbbVie. In 2012, AbbVie issued $14.7 billion of long-term debt with maturities ranging from three to 30 years and $1.0 billion of commercial paper, which was reflected on AbbVie's combined balance sheet as of December 31, 2012.

Prior to 2012, all intercompany transactions between AbbVie and Abbott were considered to be effectively settled in the historical combined financial statements at the time the transactions were recorded. As a result, the total net effect of the settlement of these intercompany transactions was reflected in the combined statements of cash flows for the years ended December 31, 2012 and 2011 as a financing activity and in the combined balance sheet at December 31, 2012 as net parent company investment in AbbVie. As of December 31, 2012, outstanding transactions between AbbVie and Abbott were reflected in the combined balance sheet outside of net parent company investment in AbbVie Inc. As of December 31, 2013 and 2012, the aggregate amount due from Abbott totaled $738 million and $696 million, respectively, and was classified in accounts and other receivables, net. The aggregate amount due to Abbott totaled $876 million and $923 million as of December 31, 2013 and 2012, respectively, and was classified in accounts payable and accrued liabilities.

The historical combined financial statements also reflected an allocation of expenses related to certain Abbott corporate functions, including senior management, legal, human resources, finance, information technology and quality assurance. These expenses were allocated to AbbVie based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. AbbVie considers the expense allocation methodology and results to be reasonable. However, the allocations may not be indicative of the actual expenses that would have been incurred had AbbVie operated as an independent, stand-alone, publicly-traded company for the periods presented.

RESULTS OF OPERATIONS

Net Sales

				Percent change
				At actual currency rates		At constant currency rates
for the years ended (in millions)	2013	2012	2011	2013	2012	2013	2012

United States	$10,181	$10,435	$9,712	(2)%	8%	(2)%	8%
International	8,609	7,945	7,732	8%	3%	10%	8%

Net sales	$18,790	$18,380	$17,444	2%	5%	3%	8%

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

Sales growth in 2013 was driven by the continued strength of HUMIRA, both in the United States and internationally as well as sales of key products including Synthroid, Creon and Duodopa. Sales increased in 2013 despite unfavorable foreign exchange rate fluctuations and the loss of exclusivity for AbbVie's consolidated lipid franchise. Generic competition began in November 2012 for TriCor, in July 2013 for TRILIPIX and in September of 2013 for Niaspan. The increase in sales in 2012 was primarily due to higher HUMIRA sales, partially offset by the impact of unfavorable foreign currency and the entry of generic competition for TriCor in November 2012.

The following table details the sales of key products.

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2013	2012	2011	2013	2012	2013	2012

HUMIRA
United States	$5,236	$4,377	$3,427	20%	28%	20%	28%
International	5,423	4,888	4,505	11%	8%	12%	15%

Total	$10,659	$9,265	$7,932	15%	17%	15%	21%

AndroGel
United States	$1,035	$1,152	$874	(10)%	32%	(10)%	32%

Kaletra
United States	$244	$279	$326	(13)%	(14)%	(13)%	(14)%
International	718	734	844	(2)%	(13)%	(1)%	(7)%

Total	$962	$1,013	$1,170	(5)%	(13)%	(4)%	(9)%

Synagis
International	$827	$825	$775	—	6%	9%	9%

Lupron
United States	$566	$569	$540	(1)%	5%	(1)%	5%
International	219	231	270	(5)%	(14)%	(3)%	(11)%

Total	$785	$800	$810	(2)%	(1)%	(1)%	—

Synthroid
United States	$622	$551	$522	13%	6%	13%	6%

Sevoflurane
United States	$77	$82	$88	(5)%	(7)%	(5)%	(7)%
International	491	520	577	(6)%	(10)%	(4)%	(5)%

Total	$568	$602	$665	(6)%	(10)%	(4)%	(5)%

Creon
United States	$412	$353	$332	17%	6%	17%	6%

Duodopa
International	$178	$149	$125	20%	19%	16%	29%

Dyslipidemia products
United States	$1,076	$2,145	$2,504	(50)%	(14)%	(50)%	(14)%

Other	$1,666	$1,525	$1,735	9%	(12)%	10%	(11)%

Total	$18,790	$18,380	$17,444	2%	5%	3%	8%

On a constant currency basis, global HUMIRA sales increased 15 percent in 2013 and 21 percent in 2012 as a result of market expansion and higher market share across various countries, higher pricing in certain geographies and the global launch of the ulcerative colitis indication in 2012. HUMIRA sales continued to expand in the rheumatology, dermatology and gastroenterology categories. HUMIRA received approvals from the European Commission for the treatment of moderately to severely active ulcerative colitis in April 2012, the treatment of severe axial spondyloarthritis in July 2012, and the treatment of pediatric patients with severe active Crohn's disease in November 2012. AbbVie is pursuing several new indications to help further differentiate from competitive products and add to the sustainability and future growth of HUMIRA.

AndroGel sales for 2013 were impacted by rebates implemented during the second half of 2012, certain account losses in early 2013 and continued moderation of market growth. The increase in AndroGel sales in 2012 reflected higher prices, market share gains, the launch of AndroGel 1.62% in the second quarter of 2011, and volume growth in the U.S. testosterone replacement market. AndroGel continues to hold the number one market share position in the U.S. testosterone replacement market, with approximately 60 percent of the market share. AndroGel 1% sales are expected to be impacted by generic competition in late 2014.

Global sales of Kaletra declined in 2013 and 2012 primarily due to lower market share resulting from the impact of competition.

Synthroid sales increased 13 percent and 6 percent in 2013 and 2012, respectively, due to strong brand loyalty and market leadership, and price.

Sales of Sevoflurane were impacted in both years by generic competition.

Sales of Creon in 2013 and 2012 grew by 17 percent and 6 percent, respectively. Creon maintains market leadership in the pancreatic enzyme market and continued to capture the vast majority of new prescription starts in 2013. In the first quarter of 2013, the FDA approved Creon in a 36,000 lipase-unit dose for patients with exocrine pancreatic insufficiency. Creon 36,000 is the highest dose of pancreatic therapy currently available.

Sales of Duodopa, AbbVie's therapy for advanced Parkinson's disease currently approved in Europe and other international markets, increased 16 percent on a constant currency basis. Duodopa is currently under regulatory review in the United States and a regulatory decision is expected in 2014.

Sales for AbbVie's consolidated lipid franchise, which includes TriCor, TRILIPIX and Niaspan, declined 50 percent in 2013 and 14 percent in 2012 due to the introduction of generic versions of these products in the U.S. market and, in 2012, softness in the overall branded cholesterol market. Generic competition began in November 2012 for TriCor, in July 2013 for TRILIPIX, and in September 2013 for Niaspan. AbbVie expects the negative impact of generic competition on sales to continue in 2014.

Gross Margin

				Percent change
years ended December 31 (in millions)	2013	2012	2011	2013	2012

Gross margin	$14,209	$13,872	$12,805	2%	8%
as a % of net sales	76%	75%	73%

The gross profit margin in 2013 reflected the favorable impact of product mix across the product portfolio, including HUMIRA, operational efficiencies, price increases and lower amortization expense for intangible assets, partially offset by the effect of unfavorable foreign exchange rates. The increase in the gross profit margin in 2012 was primarily due to product mix, improved efficiencies, higher prices in certain geographies, and the favorable impact of foreign currency, partially offset by pricing pressures in various other markets. The improvement also reflects lower amortization expense for intangible assets and the impact of restructuring programs implemented in 2011 to realign various manufacturing operations.

Selling, General and Administrative

				Percent change
years ended December 31 (in millions)	2013	2012	2011	2013	2012

Selling, general and administrative	$5,352	$4,989	$5,894	7%	(15)%
as a % of net sales	28%	27%	34%

Selling, general and administrative (SG&A) expenses in 2013 and 2012 included $228 million and $213 million, respectively, of costs associated with the separation of AbbVie from Abbott. SG&A expenses in 2013 included restructuring charges aggregating $39 million which principally related to the restructuring of certain commercial operations in conjunction with the loss and expected loss of exclusivity of certain products. SG&A expenses in 2012 and 2011 included litigation charges of $100 million and $1.5 billion, respectively, related to the Depakote investigation. Refer to Note 13 for information on the Depakote charge.

Excluding these items from all years, SG&A expenses increased 9 percent and 7 percent in 2013 and 2012, respectively. The increases in SG&A expenses over the three-year period were due primarily to increased selling and marketing support for new and existing products, including continued spending for HUMIRA, and in 2013, the full year incremental costs of becoming an independent company.

Research and Development and Acquired In-Process Research and Development

				Percent change
years ended December 31 (in millions)	2013	2012	2011	2013	2012

Research and development	$2,855	$2,778	$2,618	3%	6%
as a % of net sales	15%	15%	15%
Acquired in-process research and development	$338	$288	$673	17%	(57)%

R&D expense in 2013 reflects added funding to support the company's emerging mid- and late-stage pipeline assets and the continued pursuit of additional HUMIRA indications. R&D expense in 2013 and 2012 reflected continued pipeline spending on programs in biologics, neuroscience and virology as well as a $50 million R&D milestone payment related to a product in development for the treatment of CKD in 2012. R&D expenses also included restructuring charges of $15 million in 2013, $183 million in 2012 and $72 million in 2011. Excluding restructuring charges and milestone payments, R&D expenses increased 11 percent in 2013 and less than 1 percent in 2012.

Acquired in-process research and development (IPR&D) expense in 2013 principally included a charge of $175 million as a result of entering into a global license agreement with Ablynx NV to develop and commercialize ALX-0061, a charge of $70 million as a result of entering into a global collaboration with Alvine Pharmaceuticals, Inc. to develop ALV003, a charge of $45 million as a result of entering into a global collaboration with Galapagos NV for cystic fibrosis therapies and charges totaling $48 million as a result of entering into several other arrangements.

IPR&D expense in 2012 included a charge of $110 million for the acquisition of ABT-719, a charge of $150 million as a result of entering into a global collaboration to develop and commercialize an oral, next-generation JAK1 inhibitor, and a charge of $28 million as a result of entering into a two-year collaboration agreement to research, develop and commercialize up to three compounds with Antibody-Drug Conjugate approaches.

IPR&D expense in 2011 included a charge of $188 million for the achievement of a developmental milestone under a licensing agreement for bardoxolone methyl, and charges of $400 million and $85 million for entering into collaboration agreements for second-generation oral antioxidant inflammation modulators and an anti-CD4 biologic for the treatment of rheumatoid arthritis and psoriasis, respectively.

Interest Expense

Interest expense (income), net in 2013 was $278 million and was comprised primarily of interest expense on outstanding debt, partially offset by interest income of $21 million. In November 2012, AbbVie issued $14.7 billion of long-term debt with maturities ranging from three to 30 years and entered into interest rate swaps with various financial institutions, which converted $8.0 billion of its fixed rate interest rate debt to floating interest rate debt. In addition, AbbVie issued $1.0 billion of commercial paper in the fourth quarter of 2012. The balance of commercial paper outstanding at December 31, 2013 was $400 million.

Interest expense, net in 2012 of $84 million was comprised primarily of interest expense on outstanding debt and bridge facility fees related to the separation from Abbott, partially offset by interest income of $20 million.

Other (Income) Expense

Other (income) expense, net, included expenses of $11 million in 2013, $29 million in 2012 and $56 million in 2011 of fair value adjustments to the contingent consideration related to an acquisition of a business in 2010. Other (income) expense, net, for 2013, 2012 and 2011 also included ongoing contractual payments associated with the conclusion of a preexisting joint venture arrangement dissolved in 2008. Other (income) expense, net, in 2012 included income of $21 million from the resolution of a contractual agreement and a loss of $52 million for the impairment of an equity security.

Income Tax Expense

The income tax rates were 22.6 percent in 2013, 7.9 percent in 2012 and 6.4 percent in 2011. Income taxes in 2012 and 2011 included the recognition of tax benefits totaling approximately $195 million and $410 million, respectively, as a result of favorable resolutions of various tax positions pertaining to prior years. The increase in the effective tax rate in 2013 over 2012 is principally due to income tax expense related to certain 2013 earnings outside the United States that are not expected to be indefinitely reinvested and the absence of the $195 million of tax benefits recorded in 2012 as a result of the favorable resolution of various tax positions pertaining to a prior year. Income taxes in 2011 also reflected the non-deductibility of a litigation reserve.

Transition from Abbott and Cost to Operate as an Independent Company

AbbVie's historical financial statements for periods prior to January 1, 2013 are presented on a combined basis and reflect AbbVie's financial position, results of operations and cash flows as its business was operated as part of Abbott, rather than as an independent company. AbbVie has and will continue to incur additional ongoing operating expenses to operate as an independent company, including the cost of various corporate headquarters functions, incremental information technology-related costs, and incremental costs to operate a stand-alone back office infrastructure outside the United States.

AbbVie's transition services agreements with Abbott in the United States cover certain corporate support services that AbbVie has historically received from Abbott. Such services include information technology, accounts payable, payroll, and other financial functions, as well as engineering support for various facilities, quality assurance support, and other administrative services. The terms of the services under the agreements vary by activity. These agreements facilitate the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office functions across its organization.

As of the date of the separation, AbbVie did not have sufficient back office infrastructure to operate in markets outside the United States. As a result, AbbVie entered into transition services agreements with Abbott to provide services outside the United States, including back office services in certain countries, for up to two years after separation. The back office services provided include information technology, accounts payable, payroll, receivables collection, treasury and other financial functions, as well as order entry, warehousing, and other administrative services. These transition services agreements have allowed AbbVie to operate its international pharmaceuticals business independently prior to establishing a stand-alone back office infrastructure for all countries. During the transition from Abbott, AbbVie has and will continue to incur non-recurring expenses to expand its international infrastructure. In addition, in certain international markets as of the date of the separation and as of December 31, 2013, certain marketing authorizations to sell AbbVie's products continued to be held by Abbott until such authorizations could be transferred through the applicable regulatory channels.

It is not practicable to estimate the costs that would have been incurred in each of the periods presented in the historical financial statements for the functions described above. Actual costs that would have been incurred if AbbVie operated as a stand-alone company during these periods would have depended on various factors, including organizational design, outsourcing and other strategic decisions related to corporate functions, information technology, and international back office infrastructure. Refer to Note 1 for further description of transactions between AbbVie and Abbott.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2013	2012	2011

Cash flows provided by/(used in):
Operating activities	$6,267	$6,345	$6,247
Investing activities	879	(2,418)	553
Financing activities	(3,442)	1,931	(6,783)

Strong cash flows from operating activities were driven by net earnings and focused working capital management. In 2013, cash flows from operating activities also reflected cash paid for taxes of $1.3 billion, cash paid for interest of $283 million and a voluntary contribution to its main domestic defined benefit pension plan of $145 million. In 2012, cash flows from operating activities reflected cash paid for interest of $61 million and a voluntary contribution to its sponsored pension plans of $46 million. In 2011, AbbVie recorded non-cash charges of $1.5 billion in accrued liabilities to establish a litigation reserve related to claims on AbbVie's previous sales and marketing activities for Depakote. AbbVie made payments of $1.6 billion in 2012 to settle these claims.

Cash flows from investing activities in 2013 and 2012 reflected capital expenditures, net sales (purchases) of short-term investments and payments related to certain collaboration, license and acquisition agreements. Refer to Note 5 to the audited consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" for information regarding significant collaboration, license and acquisition agreements.

AbbVie issued senior notes of $14.7 billion in November 2012 and $1.0 billion of commercial paper in December 2012. Abbott's guarantee of the senior notes terminated upon the distribution of AbbVie common stock to the shareholders of Abbott upon the separation on January 1, 2013. The senior notes, which have maturities ranging from three to 30 years, may be redeemed at any time, except the floating rate notes and some of the senior notes of each series, at a redemption price equal to the principal amount plus a make-whole premium. In 2013, the company issued and redeemed commercial paper. The balance of commercial paper outstanding at December 31, 2013 and 2012 was $400 million and $1.0 billion, respectively, at weighted-average interest rates of 0.2% and 0.4%, respectively, for each period. AbbVie may retire or issue additional commercial paper to meet liquidity requirements as needed. Historically, cash flows from financing activities represented cash transactions with Abbott.

The company's cash and equivalents and short-term investments increased from $8.0 billion at December 31, 2012 to $9.9 billion at December 31, 2013. During 2012, Abbott contributed approximately $4.4 billion of cash to newly formed AbbVie entities, and AbbVie distributed $13.2 billion in cash and debt securities to Abbott. Subsequent to the separation, effective January 1, 2013, AbbVie no longer participates in cash management and funding arrangements with Abbott.

While a significant portion of cash and equivalents at December 31, 2013 are considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at December 31, 2013 has been reinvested indefinitely.

A quarterly dividend of $0.40 per share was paid on common stock in 2013 resulting in total dividends paid of $2.56 billion for 2013. On December 12, 2013, the board of directors declared a quarterly cash dividend of $0.40 per share for stockholders of record on January 15, 2014, payable on February 14, 2014. AbbVie expects to pay a regular quarterly cash dividend; however, the timing, declaration, amount of, and payment of any dividends is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors.

On February 15, 2013, the company announced a $1.5 billion stock repurchase program, which was effective immediately. Purchases of AbbVie common stock may be made from time to time at management's discretion. The plan has no time limit and can be discontinued at any time. During 2013, AbbVie repurchased approximately 4 million shares of common stock for $223 million in the open market. AbbVie's remaining stock repurchase authorization is $1.3 billion as of December 31, 2013.

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

Outstanding net governmental receivables in these countries at December 31 were as follows.

	Net receivables		Net receivables over one year past due
(in millions)	2013	2012	2013	2012

Greece	$37	$52	$—	$13
Portugal	59	80	3	23
Italy	245	308	22	40
Spain	440	285	135	2

Total	$781	$725	$160	$78

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

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $2.0 billion unsecured five-year revolving credit facility from a syndicate of lenders, entered into in July 2012, which also supports commercial paper borrowings. As of the date of separation, January 1, 2013, Abbott's obligations under this facility were relieved and AbbVie became the sole obligor. The credit facility enables the company to borrow funds at floating interest rates. At December 31, 2013, the company was in compliance with all its credit facility covenants. Commitment fees under the new credit facility are not material. There were no amounts outstanding on the credit facility on December 31, 2013.

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

Credit Ratings

Credit ratings of Baa1 and A assigned to AbbVie in 2012 by Moody's Investor Service and Standard & Poor's Corporate, respectively, have not changed as of December 31, 2013. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company's ability to draw on its credit facility and would not result in an acceleration of the scheduled maturities of any of the company's outstanding debt.

Contractual Obligations

The following table summarizes AbbVie's estimated contractual obligations as of December 31, 2013.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years

Short-term borrowings	$413	$413	$—	$—	$—
Long-term debt and capital lease obligations, including current portion	14,798	18	4,023	5,014	5,743
Interest on long-term debt(a)	4,882	281	633	621	3,347
Future minimum non-cancelable operating lease commitments	875	87	150	108	530
Purchase obligations and other(b)	26	26	—	—	—
Other long-term liabilities(c)	1,258	390	182	306	380

Total	$22,252	$1,215	$4,988	$6,049	$10,000

(a)
Includes estimated future interest payments on long-term debt securities and capital lease obligations. Interest payments on debt are calculated for future periods using interest rates in effect at the end of 2013. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2013. Refer to Notes 8 and 9 for further discussion regarding the company's debt instruments and related interest rate agreements outstanding at December 31, 2013. Annual interest on capital lease obligations is not material.

(b)
Includes the company's significant unconditional purchase obligations. These commitments do not exceed the company's projected requirements and are made in the normal course of business.

(c)
Amounts less than one year includes a voluntary contribution of $370 million AbbVie made to its main domestic defined benefit plan subsequent to December 31, 2013. Amounts otherwise exclude pension and other post-employment benefits and related deferred compensation cash outflows. Timing of funding is uncertain and dependent on future movements in interest rates and investment returns, changes in laws and regulations, and other variables. Also included in this amount are components of other long-term liabilities including restructuring and an expected payment related to the contingent sales-based payment recognized as part of the acquisition of a business in 2013. Refer to Notes 7 and 9 for further information.

AbbVie enters into R&D collaboration arrangements with third parties that may require future milestone payments to third parties contingent upon the achievement of certain development, regulatory or commercial milestones. Individually, these arrangements are not material in any one annual reporting period. However, if milestones for multiple products covered by these arrangements would happen to be reached in the same reporting period, the aggregate charge to expense could be material to the results of operations in that period. From a business perspective, the payments are viewed as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from product sales. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement. As a result, these potential payments are not included in the table of contractual obligations. Refer to Note 5 for further discussion of these collaboration arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Rebate and chargeback accruals are recorded in the same period as the related sales, and are reflected as a reduction of sales. Rebates and chargebacks in 2013, 2012 and 2011 totaled $4.9 billion, $4.3 billion and $3.7 billion, respectively, or 30 percent, 28 percent and 25 percent, respectively, of the gross sales subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by $160 million in 2013. AbbVie considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances for cash discounts and returns charged against gross sales were $748 million, $667 million and $617 million in 2013, 2012 and 2011, respectively.

Management analyzes the adequacy of ending rebate accrual balances each quarter. In the United States, the most significant charges against gross sales are for Medicaid and Medicare rebates, managed care rebates and wholesaler chargebacks. Medicaid rebates relate to the Federal Medicaid program, which is administered by state agencies, whereby rebates are provided to participating state and local government entities under various laws and regulations and in some cases supplemental rebates are also provided to the states under contractual agreements. Medicare rebates are negotiated with managed care organizations that manage prescription drug plans covering the Medicare Part D drug benefit. Pharmacy benefit manager rebates arise from contractual agreements with private health care plans that seek to reduce costs by negotiating discounts with pharmaceuticals manufacturers. Under wholesaler chargeback programs, the wholesaler charges AbbVie back for the difference between the price paid by the wholesaler to AbbVie and the price paid by the end customer to the wholesaler under contractual discount agreements negotiated between AbbVie and the end customer. In order to evaluate the adequacy of the ending accrual balances, for each type of rebate, management uses both internal and external data to estimate the level of inventory in the distribution channel and the rebate claims processing lag time for that rebate. External data sources used to estimate the inventory in the distribution channel include inventory levels periodically reported by wholesalers. Management estimates the processing lag time based on periodic sampling of claims data. To estimate the rebate percentage or net price, systems and calculations are used to track sales by product and by customer or payer and to estimate the contractual or statutory rebate or net price. AbbVie believes systems and calculations are reliable.

The following table is an analysis of the three largest rebate accruals and chargeback allowances, which comprise approximately 88 percent of the combined rebate provisions charged against revenues in 2013. Remaining rebate provisions charged against gross sales are not significant in the determination of operating earnings.

(in millions)	Medicaid and Medicare Rebates	Managed Care Rebates	Wholesaler Chargebacks

Balance at December 31, 2010	$634	$410	$159
Provisions	985	831	1,361
Payments	(899)	(735)	(1,349)

Balance at December 31, 2011	720	506	171
Provisions	1,077	830	1,645
Payments	(990)	(840)	(1,592)

Balance at December 31, 2012	807	496	224
Provisions	1,028	846	2,362
Payments	(1,168)	(883)	(2,374)

Balance at December 31, 2013	$667	$459	$212

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

Pension and Post-Employment Benefits

AbbVie engages outside actuaries to assist in the determination of the obligations and costs under the plans that are direct obligations of AbbVie. The valuation of the funded status and the net periodic benefit cost for these plans are calculated using actuarial assumptions. The significant assumptions, which are reviewed annually, include the discount rate, the expected long-term rate of return on plan assets and the health care cost trend rates. The significant assumptions used in determining these calculations are disclosed in Note 10 to the consolidated financial statements.

The discount rate is selected based on current market rates on high-quality, fixed-income investments at December 31 each year. AbbVie employs a yield-curve approach for countries where a robust bond market exists. The yield curve is developed using high-quality bonds. The discount rate is the single rate that equates the discounted cash flows to the rates utilizing the yield curve. As a result, the yield-curve approach reflects the specific cash flows for plans (i.e. duration) in calculating the discount rate. For other countries, AbbVie reviews various indices such as corporate bond and government bond benchmarks to estimate the discount rate. AbbVie's assumed discount rate has a significant effect on the amounts reported for defined benefit pension and post-employment plans as of December 31, 2013 and will be used in the calculation of net periodic benefit cost in 2014. A 0.5% change in the assumed discount rate would have had the following effects on AbbVie's calculation of net periodic benefit costs in 2014 and projected benefit obligations as of December 31, 2013:

	50 basis point
(in millions)	Increase	Decrease

Defined benefit plans
Service cost and interest cost	$(37)	$38
Projected benefit obligation	(329)	358
Other post-employment plans
Service cost and interest cost	$(3)	$4
Projected benefit obligation	(30)	34

The expected long-term rate of return is based on the asset allocation, historical performance and the current view of expected future returns. AbbVie considers these inputs with a long-term focus to avoid short-term market influences. The current long-term rate of return on plan assets is supported by the historical performance of the trust's actual and target asset allocation. AbbVie's assumed expected long-term rate of return has a significant effect on the amounts reported for defined benefit pension plans as of December 31, 2013 and will be used in the calculation of net periodic benefit cost in 2014. As of December 31, 2013, a 1% change in assumed expected long-term rate of return on plan assets would have increased or decreased the net period benefit cost of these plans in 2014 by $28 million.

The health care cost trend rate is selected by reviewing historical trends and current views on projected future health care cost increases. The current health care cost trend rate is supported by the historical trend experience of the plan. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans as of December 31, 2013 and will be used in the calculation of net periodic benefit cost in 2014. A 1% change in assumed health care cost trend rates would have the following effects on AbbVie's calculation of net periodic benefit costs in 2014 and projected benefit obligation as of December 31, 2013:

	One percentage point
(in millions)	Increase	Decrease

Service cost and interest cost	$13	$(9)
Projected benefit obligation	71	(56)

Income Taxes

AbbVie accounts for income taxes under the asset and liability method. Provisions for federal, state and foreign income taxes are calculated on reported pretax earnings based on current tax laws. Deferred taxes are provided using enacted tax rates on the future tax consequences of temporary differences, which are the differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and the tax benefits of carryforwards. A valuation allowance is established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Litigation

The company is subject to contingencies, such as legal proceedings and claims that arise in the normal course of business. Refer to Note 13 for further information. Loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. Accordingly, AbbVie is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. There were no significant litigation reserves at December 31, 2013.

Valuation of Goodwill and Intangible Assets

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

AbbVie reviews the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Goodwill and indefinite-lived intangible assets, which relate to IPR&D, are reviewed for impairment annually or when an event that could result in an impairment occurs. Refer to Note 2 to the consolidated financial statements for further information.

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

At December 31, 2013 and 2012, goodwill and intangible assets, net of amortization totaled $8.2 billion and $8.5 billion, respectively, and amortization expense for intangible assets was $509 million, $625 million and $764 million in 2013, 2012 and 2011, respectively. There were no impairments of goodwill in 2013, 2012 or 2011 and the results of the last impairment test indicated that the fair value of AbbVie's single reporting unit was substantially in excess of its carrying value. In 2012 and 2011, AbbVie recorded impairment charges of $13 million and $46 million, respectively, for certain projects under development. These charges are included in R&D expenses.

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

In 2011, AbbVie began recording the annual fee imposed by health care reform legislation on companies that sell branded prescription drugs to specified government programs. The amount of the annual fee, which totaled approximately $110 million in 2013 and $100 million in both 2012 and 2011, is based on the ratio of certain of AbbVie's sales as compared to the total such sales of all covered entities multiplied by a fixed dollar amount specified in the legislation by year. The fee is not tax deductible and is included in SG&A expenses.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to risk that its earnings, cash flows and equity could be adversely impacted by changes in foreign exchange rates and interest rates. Certain derivative instruments are used when available on a cost-effective basis to hedge the company's underlying economic exposures. Refer to Note 9 for further information regarding the company's financial instruments and hedging strategies.

Foreign Currency Risk

AbbVie's primary net foreign currency exposures are the Euro, British pound and Japanese yen. Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated transactions denominated in a currency other than the functional currency of the local entity. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive loss. Deferred gains or losses on these contracts are included in cost of products sold at the time the products are sold to a third party, generally within twelve months. At December 31, 2013 and 2012, AbbVie held $1.5 billion and $1.0 billion, respectively, in notional amounts of such contracts.

AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts, which are not designated as hedges, are marked-to-market, and resulting gains or losses are reflected in net foreign exchange loss (gain) and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2013 and 2012, AbbVie held notional amounts of $5.3 billion and $4.3 billion, respectively, of such foreign currency forward exchange contracts.

The following table reflects the total foreign currency forward contracts outstanding at December 31.

	2013			2012
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/ (payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/ (payable)

Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$4,650	1.359	$(56)	$3,649	1.315	$(10)
British pound	492	1.638	(3)	91	1.612	—
Japanese yen	401	103.2	7	323	84.4	5
All other currencies	1,308	N/A	(4)	1,199	N/A	(5)

Total	$6,851		$(56)	$5,262		$(10)

The company estimates that a 10 percent appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $692 million at December 31, 2013. If realized, this appreciation would negatively affect earnings over the remaining life of the contacts. A 10 percent appreciation is believed to be a reasonably possible near-term change in foreign currencies. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders' equity volatility relating to foreign exchange.

Currency restrictions enacted in Venezuela require AbbVie to obtain approval from the Venezuelan government to exchange Venezuelan bolivars for U.S. dollars and require such exchange to be made at the official exchange rate established by the government. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a loss of $11 million in the first quarter of 2013 recorded in net foreign exchange loss (gain) on the consolidated statement of earnings for 2013.

Interest Rate Risk

Interest rate swaps are used to manage the company's exposure of changes in interest rates on the fair value of fixed-rate debt. The effect of these hedges is to change the fixed interest rate to a variable rate. AbbVie does not use derivative instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for investment securities. At both December 31, 2013 and December 31, 2012, AbbVie had interest rate hedge contracts totaling $8.0 billion. The company estimates that an increase in the interest rates of 100-basis points would have decrease the fair value of our interest rate swap contracts by approximately $411 million at December 31, 2013. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100-basis points in long-term interest rates would decrease the fair value of long-term debt by $848 million at December 31, 2013. A 100-basis point change is believed to be a reasonably possible near-term change in interest rates.

Market Price Sensitive Investments

AbbVie holds available-for-sale equity securities from strategic technology acquisitions. The fair value of these investments was approximately $49 million and $12 million as of December 31, 2013 and 2012, respectively. AbbVie monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs. A hypothetical 20 percent decrease in the share prices of these investments would have had an immaterial decrease to their fair value at December 31, 2013. A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.

Non-Publicly Traded Equity Securities

AbbVie holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $58 million and $72 million as of December 31, 2013 and 2012, respectively. AbbVie monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries

Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2013	2012	2011

Net sales	$18,790	$18,380	$17,444
Cost of products sold	4,581	4,508	4,639
Selling, general and administrative	5,352	4,989	5,894
Research and development	2,855	2,778	2,618
Acquired in-process research and development	338	288	673

Total operating costs and expenses	13,126	12,563	13,824

Operating earnings	5,664	5,817	3,620
Interest expense (income), net	278	84	(20)
Net foreign exchange loss (gain)	55	17	(30)
Other (income) expense, net	(1)	(9)	2

Earnings before income tax expense	5,332	5,725	3,668
Income tax expense	1,204	450	235

Net earnings	$4,128	$5,275	$3,433

Per share data
Basic earnings per share	$2.58	$3.35	$2.18

Diluted earnings per share	$2.56	$3.35	$2.18

Cash dividends declared per common share(a)	$2.00	n/a	n/a
Weighted-average basic shares outstanding(b)	1,589	1,577	1,577
Weighted-average diluted shares outstanding(b)	1,604	1,577	1,577

(a)
On January 4, 2013, the board of directors declared a cash dividend of $0.40 per share of common stock. This dividend was declared from pre-separation earnings and was recorded as a reduction of additional paid-in capital. In addition, AbbVie declared regular quarterly cash dividends in 2013 aggregating $1.60 per share of common stock. Refer to Note 11 for information regarding cash dividends declared in 2013.

(b)
On January 1, 2013, Abbott Laboratories distributed 1,577 million shares of AbbVie common stock. For periods prior to the separation, the weighted-average basic and diluted shares outstanding was based on the number of shares of AbbVie common stock outstanding on the distribution date. Refer to Note 4 for information regarding the calculation of basic and diluted earnings per common share for the year ended December 31, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

AbbVie Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

years ended December 31 (in millions)	2013	2012	2011

Net earnings	$4,128	$5,275	$3,433
Foreign currency translation gain (loss) adjustments, net of tax expense of $71 in 2013	48	173	(295)
Pension and post-employment benefits, net of tax expense (benefit) of $309 in 2013, $(24) in 2012 and $(12) in 2011	598	(150)	(7)
Unrealized gains (losses) on marketable equity securities, net of tax expense (benefit) of $—in 2013, $(15) in 2012 and $10 in 2011	1	(25)	17
Hedging activities, net of tax (benefit) of $—in 2013, $(8) in 2012 and $(8) in 2011	(77)	(27)	(28)

Other comprehensive income (loss)	570	(29)	(313)

Comprehensive income	$4,698	$5,246	$3,120

The accompanying notes are an integral part of these consolidated financial statements.

AbbVie Inc. and Subsidiaries

Consolidated Balance Sheets

as of December 31 (in millions, except share data)	2013	2012

Assets
Current assets
Cash and equivalents	$9,595	$5,901
Short-term investments	300	2,075
Accounts and other receivables, net	3,854	4,298
Inventories, net	1,150	1,091
Income tax receivable	949	—
Deferred income taxes	766	669
Prepaid expenses and other	1,234	1,320

Total current assets	17,848	15,354

Investments	118	119
Property and equipment, net	2,298	2,247
Intangible assets, net of amortization	1,890	2,323
Goodwill	6,277	6,130
Other assets	767	835

Total assets	$29,198	$27,008

Liabilities and Equity
Current liabilities
Short-term borrowings	$413	$1,020
Current portion of long-term debt and lease obligations	18	22
Accounts payable and accrued liabilities	6,448	5,734

Total current liabilities	6,879	6,776

Long-term liabilities	3,535	2,239
Long-term debt and lease obligations	14,292	14,630
Commitments and contingencies
Equity
Net parent company investment in AbbVie Inc., prior to separation	—	3,713
Stockholders' equity
Common stock, $0.01 par value, authorized 4,000,000,000 shares, issued 1,594,260,996 shares in 2013	16	—
Common stock held in treasury, at cost, 6,900,434 shares in 2013	(320)	—
Additional paid-in-capital	3,671	—
Retained earnings	1,567	—
Accumulated other comprehensive loss	(442)	(350)

Total stockholders' equity	4,492	(350)

Total equity	4,492	3,363

Total liabilities and equity	$29,198	$27,008

The accompanying notes are an integral part of these consolidated financial statements.

AbbVie Inc. and Subsidiaries

Consolidated Statements of Equity

years ended December 31 (in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Accumulated other comprehensive Income (loss)	Retained earnings	Net parent company investment	Total

Balance at December 31, 2010	—	$—	$—	$—	$288	$—	$15,415	$15,703
Net earnings	—	—	—	—	—	—	3,433	$3,433
Net transactions with Abbott Laboratories	—	—	—	—	—	—	(6,891)	$(6,891)
Other comprehensive loss, net of tax	—	—	—	—	(313)	—	—	$(313)

Balance at December 31, 2011	—	—	—	—	(25)	—	11,957	$11,932
Net earnings	—	—	—	—	—	—	5,275	$5,275
Net transactions with Abbott Laboratories	—	—	—	—	—	—	(13,519)	$(13,519)
Assumption of accumulated unrealized losses on pension and other post-employment benefits, net of tax benefit of $36	—	—	—	—	(296)	—	—	$(296)
Other comprehensive loss, net of tax	—	—	—	—	(29)	—	—	$(29)

Balance at December 31, 2012	—	—	—	—	(350)	—	3,713	$3,363
Separation-related adjustments	—	—	—	(1,316)	(662)	—	707	$(1,271)
Reclassification of parent company net investment in connection with separation	—	—	—	4,420	—	—	(4,420)	$—
Issuance of common stock at separation	1,577	16	—	(16)	—	—	—	$—
Net earnings	—	—	—	—	—	4,128	—	$4,128
Other comprehensive income, net of tax	—	—	—	—	570	—	—	$570
Dividends declared	—	—	—	—	—	(2,561)	—	$(2,561)
Share repurchases	(4)	—	(223)	—	—	—	—	$(223)
Stock-based compensation plans, net of tax benefits of $(38), and other	14	—	(97)	583	—	—	—	$486

Balance at December 31, 2013	1,587	$16	$(320)	$3,671	$(442)	$1,567	$—	$4,492

The accompanying notes are an integral part of these consolidated financial statements.

AbbVie Inc. and Subsidiaries

Consolidated Statements of Cash Flows

years ended December 31 (in millions) (brackets denote cash outflows)	2013	2012	2011

Cash flows from operating activities
Net earnings	$4,128	$5,275	$3,433
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	388	525	508
Amortization of intangible assets	509	625	764
Stock-based compensation	212	187	163
Acquired in-process research and development	338	288	673
Other, net	34	66	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	681	223	(498)
Inventories	(56)	(203)	(87)
Prepaid expenses and other assets	459	90	(206)
Accounts payable and other liabilities	(426)	(731)	1,497

Cash flows from operating activities	6,267	6,345	6,247
Cash flows from investing activities
Acquisitions and investments, net of cash acquired	(405)	(688)	(273)
Acquisitions of property and equipment	(491)	(333)	(356)
Release of restricted funds	—	—	1,870
Purchases of investment securities	(930)	(2,550)	(1,943)
Sales and maturities of investment securities	2,705	1,153	1,255

Cash flows from investing activities	879	(2,418)	553
Cash flows from financing activities
Net change in short-term borrowings	(601)	1,000	—
Dividends paid	(2,555)	—	—
Purchases of treasury stock	(320)	—	—
Proceeds from the exercise of stock options	347	—	—
Proceeds from issuance of long-term debt	—	14,586	—
Net transactions with Abbott Laboratories, excluding noncash items	(247)	(13,504)	(6,762)
Other, net	(66)	(151)	(21)

Cash flows from financing activities	(3,442)	1,931	(6,783)
Effect of exchange rate changes on cash and equivalents	(10)	16	—

Net increase in cash and equivalents	3,694	5,874	17
Cash and equivalents, beginning of year	5,901	27	10

Cash and equivalents, end of year	$9,595	$5,901	$27

Other supplemental information
Interest paid, net of portion capitalized	283	61	—
Income taxes paid	1,305	—	—

The accompanying notes are an integral part of these consolidated financial statements.

AbbVie Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1  Background and Basis of Presentation

Background

The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacture and sale of a broad line of proprietary pharmaceutical products. Substantially all of AbbVie's sales in the United States (U.S.) are to three wholesalers. Outside the U.S., products are sold primarily to health care providers or through distributors, depending on the market served.

On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100 percent of the outstanding common stock of AbbVie to Abbott's shareholders (the separation). AbbVie was incorporated in Delaware on April 10, 2012. Abbott's Board of Directors approved the distribution of its shares of AbbVie on November 28, 2012. AbbVie's registration statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on December 7, 2012. On January 1, 2013, Abbott's shareholders of record as of the close of business on December 12, 2012, received one share of AbbVie common stock for every one share of Abbott common stock held as of the record date. AbbVie's common stock began trading "regular-way" under the ticker symbol "ABBV" on the New York Stock Exchange on January 2, 2013.

During the year ended December 31, 2013, separation-related adjustments totaling $1.3 billion were recorded in stockholders' equity. Separation-related adjustments to additional paid-in capital principally reflected dividends to AbbVie shareholders that were declared from pre-separation earnings during the first quarter and the transfer of certain pension plan liabilities and assets from Abbott to AbbVie upon the legal split of those plans in 2013. In addition, because the historical financial statements were derived from Abbott's records, separation-related adjustments also included an adjustment to accumulated other comprehensive loss to reflect the appropriate opening balances associated with currency translation adjustments related to AbbVie's legal entities at the separation date. Refer to Note 10 for further information regarding the separation of the pension plans.

In connection with the separation, AbbVie and Abbott entered into transition services agreements covering certain corporate support and back office services that AbbVie has historically received from Abbott. Such services include information technology, accounts payable, payroll, receivables collection, treasury and other financial functions, as well as order entry, warehousing, engineering support, quality assurance support and other administrative services. These agreements facilitate the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office functions across its organization. Transition services may be provided for up to 24 months, with an option for a one-year extension.

During the year ended December 31, 2013 and 2012, AbbVie incurred $254 million and $288 million, respectively, of separation-related expenses, including legal, information technology and regulatory fees, which were principally classified in selling, general and administrative expenses (SG&A).

Basis of Historical Presentation

For a certain portion of AbbVie's operations, the legal transfer of AbbVie's assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and satisfy other regulatory requirements in certain countries. Under the terms of the separation agreement with Abbott, AbbVie is responsible for the business activities conducted by Abbott on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in AbbVie's consolidated financial statements as of and for the year ended December 31, 2013. Net sales related to these operations for the year ended December 31, 2013 totaled approximately $738 million. At December 31, 2013, the assets and liabilities consisted primarily of accounts receivable of $62 million, inventories of $190 million, other assets of $93 million and accounts payable and other accrued liabilities of $212 million. The majority of these operations are expected to be transferred to AbbVie by the end of 2014.

Prior to the separation on January 1, 2013, the historical financial statements of AbbVie were prepared on a stand-alone basis and were derived from Abbott's consolidated financial statements and accounting records as if the former research-based pharmaceutical business of Abbott had been part of AbbVie for all periods presented. Accordingly, AbbVie's financial statements for periods prior to January 1, 2013 are presented herein on a combined basis and reflect AbbVie's financial position, results of operations and cash flows as its business was operated as part of Abbott prior to the separation, in conformity with U.S. generally accepted accounting principles (GAAP).

The historical combined financial statements included the allocation of certain assets and liabilities that were historically held at the Abbott corporate level but which were specifically identifiable or allocable to AbbVie. Prior to 2012, cash and equivalents, short-term investments and restricted funds held by Abbott were not allocated to AbbVie unless those assets were held by an entity that was transferred to AbbVie. As of December 31, 2012, AbbVie's combined balance sheet reflected the direct holdings of AbbVie legal entities. Prior to November 2012, long-term debt and short-term borrowings were not allocated to AbbVie as none of the debt recorded by Abbott was directly attributable to or guaranteed by AbbVie. In November 2012, AbbVie issued $14.7 billion of long-term debt with maturities ranging from three to 30 years and $1.0 billion of commercial paper, which was reflected on AbbVie's combined balance sheet as of December 31, 2012. All AbbVie intracompany transactions and accounts were eliminated. Prior to 2012, all intercompany transactions between AbbVie and Abbott were considered to be effectively settled in the historical combined financial statements at the time the transactions were recorded. As a result, the total net effect of the settlement of these intercompany transactions was reflected in the combined statements of cash flows for the years ended December 31, 2012 and 2011 as a financing activity and in the combined balance sheet as of December 31, 2012 as net parent company investment in AbbVie. As of December 31, 2012, outstanding transactions between AbbVie and Abbott were reflected in the combined balance sheet outside of net parent company investment in AbbVie Inc. As of December 31, 2013 and 2012, the aggregate amount due from Abbott totaled $738 million and $696 million, respectively, and was classified in accounts and other receivables, net. The aggregate amount due to Abbott totaled $876 million and $923 million as of December 31, 2013 and 2012, respectively, and was classified in accounts payable and accrued liabilities.

Prior to the separation on January 1, 2013, Abbott provided AbbVie certain services, which included administration of treasury, payroll, employee compensation and benefits, travel and meeting services, public and investor relations, real estate services, internal audit, telecommunications, information technology, corporate income tax and selected legal services. Some of these services continue to be provided to AbbVie on a temporary basis after the separation pursuant to certain transition services agreements. AbbVie's historical combined financial statements reflect an allocation of expenses related to these services. These expenses were allocated to AbbVie based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. AbbVie considers the expense allocation methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expenses that would have been incurred had AbbVie operated as an independent, publicly-traded company for the periods presented. These allocations totaled $838 million and $801 million for the years ended December 31, 2012 and 2011.

Prior to the separation on January 1, 2013, AbbVie employees participated in various benefits and stock-based compensation programs maintained by Abbott. A portion of the cost of those programs was included in AbbVie's historical combined financial statements. However, AbbVie's historical combined balance sheet as of December 31, 2012 does not include any equity related to stock-based compensation plans. See Note 10 and Note 11 for a further description of the accounting for post-employment benefits and stock-based compensation, respectively.

Note 2  Summary of Significant Accounting Policies

Use of Estimates

The financial statements have been prepared in accordance with U.S. GAAP and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for sales rebates, pension and post-employment benefits, income taxes, litigation, valuation of intangible assets and goodwill, financial instruments, and inventory and accounts receivable exposures.

Basis of Consolidation

The consolidated financial statements as of and for the year ended December 31, 2013 include the accounts of AbbVie and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, by majority exposure to expected losses, residual returns or both. Investments in companies over which AbbVie has a significant influence but not a controlling interest are accounted for using the equity method with AbbVie's share of earnings or losses reported in other (income) expense, net. All other investments are generally accounted for using the cost method. Intercompany balances and transactions are eliminated.

Certain reclassifications have been made to conform the prior period combined financial statements to the current period presentation.

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

Research and Development Costs

Internal research and development (R&D) costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development collaborations for pre-commercialization milestones, the milestone payment obligations are expensed when the milestone results are achieved or are probable. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in intangible assets, net of accumulated amortization.

Collaborations and Other Arrangements

The company enters into collaborative agreements with third parties to develop and commercialize drug candidates. Collaborative activities may include joint research and development and commercialization of new products. AbbVie generally receives certain licensing rights under these arrangements. These collaborations often require upfront payments and may include additional milestone, research and development cost sharing, royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development and commercialization. Upfront payments associated with collaborative arrangements during the development stage are expensed to acquired in-process research and development (IPR&D). Subsequent payments made to the partner for the achievement of milestones during the development stage are expensed to R&D when the milestone is achieved. Milestone payments made to the partner subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the estimated useful life of the related asset. Royalty and sales based milestones are expensed as cost of products sold when incurred.

Advertising

Costs associated with advertising are expensed as incurred and are included in selling, general and administrative expenses (SG&A). Advertising expenses were $626 million, $506 million and $375 million in 2013, 2012 and 2011, respectively.

Pension and Post-Employment Benefits

AbbVie records annual expenses relating to its defined benefit pension and other post-employment plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, turnover rates and health care cost trend rates. AbbVie reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized to net period benefit cost over a five-year period.

Prior to separation, AbbVie employees participated in certain defined benefit pension and other post-employment plans sponsored by Abbott, which included participants of Abbott's other businesses. Such plans were accounted for as multiemployer plans in AbbVie's historical combined financial statements as of and for the years ended December 31, 2012 and 2011. As a result, no asset or liability was recorded by AbbVie in the historical combined balance sheets to recognize the funded status of these plans. In 2013, subsequent to the separation from Abbott, AbbVie's portion of the defined benefit pension plans were separated from the Abbott defined benefit pension plans using a December 31, 2012 measurement date. As a result, the funded status for each plan is reflected in AbbVie's consolidated balance sheet as of December 31, 2013. In addition to participation in defined benefit pension and other post-employment plans sponsored by Abbott, AbbVie is the sole sponsor for certain defined benefit pension and other post-employment plans. The funded status of these plans was recorded in AbbVie's combined balance sheet at December 31, 2012 and the consolidated balance sheet at December 31, 2013.

Refer to Note 10 for information regarding AbbVie's pension and post-employment plans.

Income Taxes

Income taxes are accounted for under the asset and liability method. Provisions for federal, state and foreign income taxes are calculated on reported pretax earnings based on current tax laws. Deferred taxes are provided using enacted tax rates on the future tax consequences of temporary differences, which are the differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and the tax benefits of carryforwards. A valuation allowance is established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized.

In AbbVie's financial statements for periods prior to 2013, income tax expense and tax balances were calculated as if AbbVie was a separate taxpayer, although AbbVie's operations were historically included in tax returns filed by Abbott. After separation, AbbVie's income tax expense and income tax balances represent AbbVie's federal, state and foreign income taxes as an independent company. As a result, its effective tax rate and income tax balances are not necessarily comparable to those for periods prior to the separation.

Prior to the separation, AbbVie did not maintain an income taxes payable to/from account with Abbott. With the exception of certain entities outside the United States that transferred to AbbVie at separation, AbbVie is deemed to have settled current tax balances with the Abbott tax paying entities in the respective jurisdictions. These settlements were reflected as changes in net parent company investment.

Cash and Equivalents

Cash and equivalents include time deposits and money market funds with original maturities at the time of purchase of three months or less.

Investments

Short-term investments consist primarily of time deposits and U.S. Treasury securities. Investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in accumulated other comprehensive income (loss). Investments in equity securities that are not traded on public stock exchanges and held-to-maturity debt securities are recorded at cost.

AbbVie reviews the carrying value of investments each quarter to determine whether an other than temporary decline in fair value exists. AbbVie considers factors affecting the investee, factors affecting the industry the investee operates in and general equity market trends. The company considers the length of time an investment's fair value has been below cost and the near-term prospects for recovery. When AbbVie determines that an other than temporary decline has occurred, the cost basis investment is written down with a charge to other (income) expense and the available-for-sale securities' unrealized loss is recognized as a charge to income and removed from accumulated other comprehensive income (loss) (AOCI).

Accounts Receivable

Accounts receivable are stated at their net realizable value. The allowance against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Accounts receivable are written off after all reasonable means to collect the full amount (including litigation, where appropriate) have been exhausted. The allowance was $88 million at December 31, 2013 and $83 million at December 31, 2012. The increase in 2013 was due to a higher level of past due receivables.

Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Inventories, net, consist of the following.

as of December 31 (in millions)	2013	2012

Finished goods	$485	$547
Work-in-process	404	286
Materials	261	258

Inventories, net	$1,150	$1,091

Property and Equipment

as of December 31 (in millions)	2013	2012

Land	$50	$48
Buildings	1,263	1,324
Equipment	5,214	4,865
Construction in progress	382	305

Property and equipment, gross	6,909	6,542
Less accumulated depreciation	(4,611)	(4,295)

Property and equipment, net	$2,298	$2,247

Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful life for buildings ranges from 10 to 50 years and five to 20 years for equipment. Leasehold improvements are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $388 million, $525 million and $508 million, respectively. Equipment includes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use. Assets under capital leases included in property and equipment in the consolidated balance sheets are not material.

Litigation

Loss contingency provisions are recorded for probable losses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. When a best estimate cannot be made, the minimum loss contingency amount in a probable range is recorded. Legal fees are expensed as incurred.

Product Liability

AbbVie accrues for product liability claims, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The liabilities are adjusted quarterly as additional information becomes available. Receivables for insurance recoveries, if any, for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized.

Business Combinations

Results of operations of acquired companies are included in AbbVie's results of operations beginning on the respective acquisition dates. Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the fair value consideration transferred over the estimated fair values of the net assets acquired is recognized as goodwill. Contingent consideration is recognized at the estimated fair value on the acquisition date, which is determined by utilizing a probability weighted discounted cash flow model. Subsequent changes to the fair value of contingent payments are recognized in other (income) expense, net in the consolidated statements of earnings. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

Goodwill and Intangible Assets

Intangible assets acquired in a business combination are recorded at fair value using a discounted cash flow model. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, and terminal values of market participants. Definite-lived intangibles are amortized over their estimated useful lives. AbbVie reviews the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. AbbVie first compares the projected undiscounted cash flows to be generated by the asset to its carrying value. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount and a loss is recorded equal to the excess of the asset's net carrying value over its fair value. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest level for which cash flows are largely independent of the cash flows of other assets and liabilities.

Goodwill and indefinite-lived assets are not amortized but are subject to an impairment review annually and more frequently when indicators of impairment exist. An impairment of goodwill would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit, calculated using a weighting of the income approach and the market approach. The fair value under the income approach is calculated as the present value of estimated cash flows discounted using a risk-free market rate adjusted for a market participant's view of similar companies and perceived risks in cash flows. The fair value under the market approach is calculated using market multiples for peer groups applied to the operating results of the reporting unit to determine fair value. The implied fair value of goodwill is then determined by subtracting the fair value of all identifiable net assets other than goodwill from the fair value of the reporting unit, with an impairment charge recorded for the excess, if any, of the carrying amount of goodwill over the implied fair value. Based on the company's most recent annual impairment test performed in the third quarter of 2013, the fair value of AbbVie's single reporting unit was substantially in excess of its carrying value.

Indefinite-lived intangible assets, which consist of capitalized IPR&D, are tested for impairment by comparing the fair value of each intangible asset with its carrying value. The fair value of indefinite-lived intangible assets is based on the present value of projected cash flows using an income approach. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value.

Acquired In-Process Research and Development

The initial costs of rights to IPR&D projects acquired in an asset acquisition are expensed as IPR&D unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development collaboration agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical products. The fair value of IPR&D projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a definite-lived intangible asset, or discontinuation, at which point the intangible asset will be written off. Development costs incurred after the acquisition are expensed as incurred. Indefinite- and definite-lived assets are subject to impairment reviews as discussed previously.

Foreign Currency Translation

Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using period end exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in other comprehensive income (OCI). The net assets of subsidiaries in highly inflationary economies are remeasured as if the functional currency were the reporting currency. The remeasurement is recognized in earnings and is immaterial for all years presented.

Derivatives

All derivative instruments are recognized as either assets or liabilities at fair value in AbbVie's balance sheets and are classified as current or long-term based on the scheduled maturity of the instrument. The accounting for changes in the fair value of a derivative instrument depends on whether it has been formally designated and qualifies as part of a hedging relationship under the applicable accounting standards and, further, on the type of hedging relationship.

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

The derivatives that are not designated and do not qualify as hedges are adjusted to fair value through current earnings. If it is determined that a derivative is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. Gains or losses are immediately reclassified from AOCI to earnings relating to hedged forecasted transactions that are no longer probable of occurring. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the income or loss recognition of the underlying hedged items. Terminations of a fair value hedge result in fair value adjustments to the hedged items until the date of termination with the new bases being accreted to par value on the date of maturity.

Derivatives, including those that are not designated as a hedge, are principally classified in the operating section of the consolidated statements of cash flows, consistent with the underlying hedged item.

Refer to Note 9 for information regarding AbbVie's derivative and hedging activities.

Note 3  Supplemental Financial Information

Interest Expense (Income), Net

years ended December 31 (in millions)	2013	2012	2011

Interest expense	$299	$104	$—
Interest and dividend income	(21)	(20)	(20)

Interest expense (income), net	$278	$84	$(20)

Other (Income) Expense, Net

Other (income) expense, net, included expenses of $11 million in 2013, $29 million in 2012 and $56 million in 2011 of fair value adjustments to the contingent consideration related to an acquisition of a business in 2010. Other (income) expense, net, for 2013, 2012 and 2011 also included ongoing contractual payments associated with the conclusion of a preexisting joint venture arrangement dissolved in 2008. Other (income) expense, net, for 2012 included income of $21 million from the resolution of a contractual agreement and a loss of $52 million for the impairment of an equity security.

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2013	2012

Sales rebates	$1,401	$1,616
Accounts payable	933	556
Due to Abbott Laboratories	876	923
Dividends payable	643	—
Salaries, wages and commissions	621	523
Royalty license arrangements	443	398
Other	1,531	1,718

Accounts payable and accrued liabilities	$6,448	$5,734

Long-Term Liabilities

as of December 31 (in millions)	2013	2012

Deferred income taxes	$570	$360
Pension and other post-employment benefits	1,628	979
Other	1,337	900

Long-term liabilities	$3,535	$2,239

Note 4  Earnings Per Share

For periods subsequent to the separation, AbbVie calculated basic earnings per share (EPS) pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. In addition, participating securities may include certain performance-based awards that may otherwise have been excluded from the calculation of EPS under the treasury-stock method. AbbVie's forfeitable restricted stock units (RSUs) and restricted stock awards (RSAs), including most performance-based awards, participate in dividends on the same basis as common shares and such dividends are nonforfeitable to the holder once declared. As a result, these forfeitable RSUs and RSAs meet the definition of a participating security.

The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method. For the year ended December 31, 2013, the two-class method was more dilutive. As such, the dilutive effect of outstanding RSUs and RSAs for the year ended December 31, 2013 of approximately 5 million was excluded from the denominator for the calculation of diluted EPS. These awards otherwise would have been included in the calculation of EPS under the treasury stock method. Additionally, all earnings (distributed and undistributed) allocable to participating securities, including performance-based awards not otherwise included in the calculation of EPS under the treasury-stock method, was excluded from the numerator for the calculation of basic and diluted earnings per share under the two-class method. Earnings allocable to participating securities for the year ended December 31, 2013 was $26 million.

For the year ended December 31, 2013, approximately 1 million common shares issuable under stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

For periods prior to the separation, the numerator for both basic and diluted EPS was net earnings attributable to AbbVie. The denominator for basic and diluted EPS was calculated using the 1,577 million AbbVie common shares outstanding immediately following the separation. The same number of shares was used to calculate basic and diluted earnings per share since no AbbVie equity awards were outstanding prior to the separation.

Note 5  Acquisitions, Collaborations and Other Arrangements

In 2013, 2012 and 2011, cash outflows related to collaborations, the acquisition of product rights and other arrangements totaled $405 million, $688 million and $273 million, respectively. AbbVie recorded IPR&D charges of $338 million, $288 million and $673 million in 2013, 2012 and 2011, respectively. Significant arrangements impacting 2013, 2012 and 2011, some of which require contingent milestone payments, include the following:

Collaborations and Other Arrangements

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

In addition to the collaborations described above, in 2013, AbbVie entered several other arrangements resulting in charges to IPR&D of $48 million and upon the achievement of certain development, regulatory and commercial milestones, could make additional payments of up to $894 million. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement.

Action Pharma A/S

In May 2012, AbbVie recorded a charge to IPR&D of $110 million as a result of the acquisition of ABT-719 (previously referred to as AP214), a drug under development for the prevention of acute kidney injury associated with major cardiac surgery in patients at increased risk.

Reata Pharmaceuticals, Inc.

In the fourth quarter of 2011, AbbVie entered into a collaboration with Reata Pharmaceuticals, Inc. (Reata) for the joint development and commercialization of second-generation oral antioxidant inflammation modulators resulting in a charge to IPR&D of $400 million, which was paid in the first quarter of 2012.

Pursuant to a series of transactions with Reata in 2010, AbbVie acquired licensing rights outside the United States, excluding certain Asian markets, to bardoxolone methyl. In addition, AbbVie acquired equity interests in Reata of $62 million each in 2010 and 2011. The achievement of certain development milestones under the license agreement resulted in charges of $50 million in 2012 to R&D and $188 million in 2011 to IPR&D. On October 17, 2012, Reata informed AbbVie that it was discontinuing a Phase III clinical study for bardoxolone methyl for chronic kidney disease. As a result, AbbVie recorded an impairment charge of $52 million related to AbbVie's equity investment in Reata. The charge was classified in in other (income) expense, net in the combined statement of earnings for 2012. Reata and AbbVie continue to evaluate the development of bardoxolone methyl in other indications.

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

Note 6  Goodwill and Intangible Assets

Goodwill

The following table summarizes changes in the carrying amount of AbbVie's goodwill.

(in millions)

Balance at December 31, 2011	$6,100
Currency translation and other adjustments	30

Balance at December 31, 2012	6,130
Additions	25
Currency translation and other adjustments	122

Balance at December 31, 2013	$6,277

Goodwill additions in 2013 related to product rights acquired during the second quarter. As of December 31, 2013, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Intangible Assets, Net

The following table summarizes AbbVie's intangible assets.

	December 31, 2013			December 31, 2012
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Definite-lived intangible assets
Developed product rights	$4,744	$(3,503)	$1,241	$4,699	$(3,031)	$1,668
License agreements	994	(792)	202	969	(734)	235

Total definite-lived intangible assets	5,738	(4,295)	1,443	5,668	(3,765)	1,903
Indefinite-lived research and development	447	—	447	420	—	420

Total intangible assets	$6,185	$(4,295)	$1,890	$6,088	$(3,765)	$2,323

Intangible assets with finite useful lives are amortized over their estimated useful lives, which range between 3 to 16 years with an average of 9 years for both developed product rights and license agreements. Additions related to the acquisition of amortizable intangible assets in the second quarter of 2013 with an average amortization period of 5 years.

Amortization expense for 2013, 2012 and 2011 was $509 million, $625 million and $764 million, respectively, and is included in cost of products sold in the consolidated statements of earnings. At December 31, 2013, the anticipated annual amortization expense for intangible assets recorded as of December 31, 2013 was $352 million in 2014, $279 million in 2015, $137 million in 2016, $131 million in 2017 and $115 million in 2018.

The indefinite-lived intangible assets as of December 31, 2012 relate to IPR&D acquired in a business combination. Additions related to the acquisition of IPR&D in the second quarter of 2013. In 2012 and 2011, AbbVie recorded impairment charges of $13 million and $46 million, respectively, for certain projects under development. These charges are included in R&D expenses. In 2013, no material impairment charges were recorded.

Note 7  Restructuring Plans

In 2013, AbbVie management approved plans to restructure certain commercial operations in conjunction with the loss and expected loss of exclusivity of certain products. Restructuring charges recorded in 2013 were $83 million and were primarily recorded in SG&A and cost of products sold in the consolidated statements of earnings with the remainder recorded in R&D. Included in the charges were cash costs of $76 million which mainly related to employee severance and contractual obligations.

In 2012, AbbVie management approved plans to realign its worldwide manufacturing operations and selected domestic and international commercial and R&D operations in order to reduce costs. In 2012, AbbVie incurred restructuring charges of approximately $191 million for employee severance and contractual obligations, primarily related to the exit from an R&D facility with $183 million recorded within R&D and $8 million within SG&A expenses in the consolidated statements of earnings. In 2011, AbbVie recorded a charge of $163 million reflecting employee severance and other related charges, with $42 million classified as cost of products sold, $72 million as R&D and $49 million as SG&A expenses in the consolidated statements of earnings.

The following summarizes the cash activity in the restructuring reserve for the years ended December 31, 2013, 2012 and 2011. Restructuring reserves as of December 31, 2010 principally relates to a restructuring plan approved by AbbVie management in 2010.

(in millions)

Accrued balance at December 31, 2010	$157
2011 restructuring charges	163
Payments and other adjustments	(171)

Accrued balance at December 31, 2011	149
2012 restructuring charges	191
Payments and other adjustments	(107)

Accrued balance at December 31, 2012	233
2013 restructuring charges	76
Payments and other adjustments	(118)

Accrued balance at December 31, 2013	$191

Payments and other adjustments for 2013 includes a $23 million reversal of a previously recorded restructuring reserve due to the company's re-evaluation of a prior year decision to exit a manufacturing facility. In 2012 and 2011, AbbVie recorded additional restructuring charges of $69 million and $53 million, respectively, primarily for accelerated depreciation and, for 2011 only, asset impairments.

Note 8  Debt, Credit Facilities, and Commitments and Contingencies

The following is a summary of long-term debt as of December 31, 2013 and 2012.

(in millions)	Effective interest rate in 2013(a)	2013	Effective interest rate in 2012(a)	2012

Floating rate notes due 2015	1.14%	$500	1.13%	$500
1.2% notes due 2015	1.31%	3,500	1.24%	3,500
1.75% notes due 2017	1.86%	4,000	1.82%	4,000
2.0% notes due 2018	2.15%	1,000	2.12%	1,000
2.9% notes due 2022	2.97%	3,100	3.01%	3,100
4.4% notes due 2042	4.46%	2,600	4.50%	2,600
Other	—	98	—	104
Fair value hedges	—	(432)	—	(81)
Unamortized bond discounts	—	(56)	—	(71)

Total long-term debt and lease obligations		14,310		14,652
Current portion		18		22

Noncurrent portion		$14,292		$14,630

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

At December 31, 2013, the company was in compliance with its senior note covenants.

Short-Term Borrowings

At December 31, 2013 and 2012, short-term borrowings included $400 million and $1.0 billion, respectively, of commercial paper borrowings. The weighted-average interest rate on short-term borrowings was 0.2% and 0.4% for 2013 and 2012, respectively. AbbVie has a $2.0 billion unsecured bank credit facility agreement, which backs the commercial paper program, and matures in July 2017. Abbott was relieved of its obligations under the credit facility upon separation of AbbVie from Abbott on January 1, 2013, and AbbVie became the sole obligor of this facility. The credit facility enables the company to borrow funds on an unsecured basis at floating interest rates. At December 31, 2013, the company was in compliance with its credit facility covenants. Compensating balances and commitment fees are not material.

Maturities of Long-Term Debt and Capital Lease Obligations

As part of the separation, AbbVie entered into agreements to lease certain facilities, including office, laboratory, and factory and warehouse space, under principally non-cancelable operating leases with Abbott. The leases generally include renewal options and provide for the company to pay taxes, maintenance, insurance and other operating costs of the leased property. AbbVie also leases office space on a short-term basis typically under cancelable operating leases. Lease expense for 2013 was $107 million and was not material for both 2012 and 2011. Capital lease obligations relate to automobiles and certain facilities. As of December 31, 2013, annual future minimum lease payments for capital lease obligations are not material. The following table summarizes AbbVie's future minimum lease payments under non-cancelable operating leases, debt maturities and future minimum lease payments for capital lease obligations as of December 31, 2013.

as of and for the years ended December 31 (in millions)	Operating leases	Debt maturities and capital leases

2014	$87	$18
2015	79	4,012
2016	71	11
2017	62	4,008
2018	46	1,006
Thereafter	530	5,743

Total obligations and commitments	875	14,798
Fair value hedges and unamortized bond discounts	n/a	(488)

Total debt and lease obligations	$875	$14,310

Contingencies and Guarantees

In connection with the separation, AbbVie has indemnified Abbott for all liabilities resulting from the operation of AbbVie's business other than income tax liabilities with respect to periods prior to the distribution date and other liabilities as agreed to by AbbVie and Abbott. AbbVie has no material exposures to off-balance sheet arrangements, no special-purpose entities and no activities that included non-exchange-traded contracts accounted for at fair value. In the ordinary course of business, AbbVie has periodically entered into third-party agreements, such as the assignment of product rights, which have resulted in AbbVie becoming secondarily liable for obligations for which AbbVie had previously been primarily liable. Since AbbVie no longer maintains a business relationship with the other parties, AbbVie is unable to develop an estimate of the maximum potential amount of future payments, if any, under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. AbbVie periodically acquires a business or product rights in which AbbVie agrees to pay contingent consideration based on attaining certain thresholds or based on the occurrence of certain events.

Note 9  Financial Instruments and Fair Value Measures

Risk Management Policy

The company is exposed to foreign currency exchange rate and interest rate risks related to its business operations. The company's hedging policy attempts to manage these risks to an acceptable level based on the company's judgment of the appropriate trade-off between risk, opportunity and costs. The company uses derivative instruments to reduce its exposure to foreign currency exchange rates. The company is also exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in interest rates. The company periodically enters into interest rate swaps, based on judgment, to manage interest costs in which the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities, and none of the company's outstanding derivative instruments contain credit risk related contingent features; collateral is generally not required.

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.5 billion and $1.0 billion at December 31, 2013 and 2012, respectively, are designated as cash flow hedges and are recorded at fair value. Accumulated gains and losses as of December 31, 2013 will be included in cost of products sold at the time the products are sold, generally through the next twelve months.

The company enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2013 and 2012, AbbVie held notional amounts of $5.3 billion and $4.3 billion, respectively, of such foreign currency forward exchange contracts.

AbbVie was a party to interest rate hedge contracts, designated as fair value hedges, totaling $8.0 billion at both December 31, 2013 and 2012. The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of AbbVie's derivative instruments as of December 31.

	Fair value—Derivatives in asset position			Fair value—Derivatives in liability position
(in millions)	2013	2012	Balance sheet caption	2013	2012	Balance sheet caption

Interest rate swaps designated as fair value hedges	$—	$—	n/a	$432	$81	Long-term liabilities
Foreign currency forward exchange contracts—
Hedging instruments	—	1	Prepaid expenses and other	61	10	Accounts payable and accrued liabilities
Others not designated as hedges	17	14	Prepaid expenses and other	12	15	Accounts payable and accrued liabilities

Total	$17	$15		$505	$106

While certain derivatives are subject to netting arrangements with the company's counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheets presented herein.

The following table summarizes the activity for derivative instruments and the amounts and location of income (expense) and gain (loss) reclassified into income and for certain other derivative instruments for the years ended December 31. The amount of hedge ineffectiveness was not significant in 2013, 2012 and 2011.

	(Loss) gain recognized in other comprehensive (loss) income			Income (expense) and gain (loss) reclassified into income
(in millions)	2013	2012	2011	2013	2012	2011	Income statement caption

Foreign currency forward exchange contracts—
Designated as cash flow hedges	$(77)	$(11)	$(2)	$—	$24	$18	Cost of products sold
Not designated as hedges	n/a	n/a	n/a	81	(23)	30	Net foreign exchange loss (gain)
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	(351)	(81)	—	Interest expense (income), net

The losses of $351 million and $81 million related to fair value hedges recognized in net interest expense in 2013 and 2012, respectively, were offset equally by $351 million and $81 million, respectively, in gains on the underlying hedged item, the fixed-rate debt.

Fair Value Measures

The fair value hierarchy under the accounting standard for fair value measurements consists of the following three levels:

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

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2013.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)

Assets
Cash and equivalents	$9,595	$684	$8,911	$—
Time deposits	300	—	300	—
Equity securities	10	10	—	—
Foreign currency contracts	17	—	17	—

Total assets	$9,922	$694	$9,228	$—

Liabilities
Interest rate hedges	$432	$—	$432	$—
Foreign currency contracts	73	—	73	—
Contingent consideration	165	—	—	165

Total liabilities	$670	$—	$505	$165

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the combined balance sheet as of December 31, 2012.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)

Assets
Cash and equivalents	$5,901	$675	$5,226	$—
Time deposits	1,775	—	1,775	—
U.S. Treasury securities	300	300	—	—
Equity securities	12	12	—	—
Foreign currency contracts	15	—	15	—

Total assets	$8,003	$987	$7,016	$—

Liabilities
Interest rate hedges	$81	$—	$81	$—
Foreign currency contracts	25	—	25	—
Contingent consideration	251	—	—	251

Total liabilities	$357	$—	$106	$251

The fair value for time deposits included in cash and equivalents and short-term investments is determined based on a discounted cash flow analysis reflecting quoted market rates for the same or similar instruments. The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. Available-for-sale equity securities consist of investments for which the fair value is determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company are valued using publicized spot and forward prices for foreign currency hedges and publicized swap curves for interest rate hedges. The contingent payments are valued using a discounted cash flow technique that reflects management's expectations about probability of payment.

Cumulative unrealized holding gains on available-for-sale equity securities totaled $2 million and $1 million at December 31, 2013 and 2012, respectively.

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments.

(in millions)

Fair value as of December 31, 2011	349
Payments	(134)
Other	7
Change in fair value recognized in earnings	29

Fair value as of December 31, 2012	251
Payments	(131)
Additions	28
Change in fair value recognized in earnings	17

Fair value as of December 31, 2013	$165

In connection with an acquisition of a business in 2010, the achievement of a certain sales milestone resulted in a payment of approximately $131 million in 2013 and $134 million in 2012 for which a liability was previously established. Additions of $28 million related to the acquisition of product rights during the second quarter of 2013. The change in fair value recognized in earnings for both years was recognized in net foreign exchange loss (gain) and other (income) expense, net in the consolidated statements of earnings.

In addition to the financial instruments that the company is required to recognize at fair value on the consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. The carrying values and fair values of certain financial instruments as of December 31 are shown in the table below.

	Book values		Approximate fair values
(in millions)	2013	2012	2013	2012

Assets
Investments	$108	$107	$129	$104
Liabilities
Short-term borrowings	413	1,020	413	1,020
Current portion of long-term debt and lease obligations	18	22	18	22
Long-term debt and lease obligations, excluding fair value hedges	14,724	14,711	14,493	15,066

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2013.

		Basis of fair value measurement
(in millions)	Fair value at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments	$129	$39	$30	$60

Total assets	$129	$39	$30	$60

Liabilities
Short-term borrowings	$413	$—	$413	$—
Current portion of long-term debt and lease obligations	18	—	18	—
Long-term debt and lease obligations, excluding fair value hedges	14,493	14,413	80	—

Total liabilities	$14,924	$14,413	$511	$—

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2012.

		Basis of fair value measurement
(in millions)	Fair value at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments	$104	$—	$32	$72

Total assets	$104	$—	$32	$72

Liabilities
Short-term borrowings	$1,020	$—	$1,020	$—
Current portion of long-term debt and lease obligations	22	—	22	—
Long-term debt and lease obligations, excluding fair value hedges	15,066	—	15,066	—

Total liabilities	$16,108	$—	$16,108	$—

Investments consist of cost method investments and held-to-maturity debt securities. Cost method investments include certain investments for which the fair value is determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. To determine the fair value of other cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee, which represents a Level 3 basis of fair value measurement. The fair value of held-to-maturity debt securities was estimated based upon the quoted market prices for the same or similar debt instruments. The fair values of short-term and current borrowings approximate the carrying values due to the short maturities of these instruments. For 2013, the fair value of long-term debt, excluding fair value hedges, was determined by using the published market price for the debt instruments, without consideration of transaction costs, which represents a Level 1 basis of fair value measurement. For 2012, the fair value of long-term debt, excluding fair value hedges, was estimated based upon the quoted market prices for the same or similar debt instruments. For 2013 and 2012, the fair value of other debt and lease obligations was estimated based on a discounted cash flow analysis reflecting quoted market prices for the same or similar debt instruments. There were no material adjustments to fair value during the years ended December 31, 2013 and 2012 of assets and liabilities that are not measured at fair value on a recurring basis, except as discussed in Note 5 regarding the impairment of the company's investment in Reata. The counterparties to financial instruments consist of select major international financial institutions.

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

Three U.S. wholesalers accounted for 38 percent and 48 percent of total net accounts receivables as of December 31, 2013 and 2012, respectively, and substantially all of AbbVie's U.S. sales are to these three wholesalers. In addition, substantially all of AbbVie's trade receivables in Greece, Portugal, Italy and Spain are with governmental health systems. Global economic conditions and liquidity issues in these countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. While the company continues to receive payments on these receivables, these conditions have resulted in an increase in the average length of time it takes to collect accounts receivable outstanding. Net governmental receivables outstanding in Greece, Portugal, Italy and Spain totaled $781 million and $725 million as of December 31, 2013 and 2012, respectively.

HUMIRA is AbbVie's single largest product and accounted for approximately 57 percent, 50 percent and 45 percent of AbbVie's total sales in 2013, 2012 and 2011, respectively. Any significant event that adversely affects HUMIRA's revenues could have a material adverse impact on AbbVie's results of operations, financial position and cash flows. Because HUMIRA is a biologic and biologics cannot be readily substituted, it is uncertain what impact the loss of patent protection would have on the sales of HUMIRA.

Note 10  Post-Employment Benefits

AbbVie sponsors various pension and other post-employment benefit plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. In addition, AbbVie provides medical benefits, primarily to eligible U.S. retirees, through other post-retirement benefit plans.

Abbott Sponsored Plans

Prior to separation, AbbVie employees participated in certain U.S. and international defined benefit pension and other post-employment (OPEB) plans sponsored by Abbott. These plans included participants of Abbott's other businesses and were accounted for as multiemployer benefit plans in AbbVie's combined financial statements as of and for the years ended December 31, 2012 and 2011. As a result, no asset or liability was recorded by AbbVie in the historical combined balance sheets through December 31, 2012 to recognize the funded status of these plans. Effective January 1, 2013, in connection with the separation of AbbVie from Abbott, these plans were separated and AbbVie assumed net benefit plan obligations that were previously provided by Abbott. For Abbott-sponsored defined benefit and post-employment benefit plans, AbbVie recorded expenses of $200 million in 2012 and $150 million in 2011. Abbott made voluntary contributions to its defined benefit pension plans that AbbVie accounted for as multiemployer benefit plans totaling $310 million and $289 million in 2012 and 2011, respectively. The multiemployer benefit pension plans were approximately 94 percent funded as of December 31, 2012.

AbbVie Sponsored Plans

AbbVie is the sole sponsor of certain other defined benefit pension and other post-employment plans, which have been reflected in the consolidated balance sheet as of December 31, 2013 and the combined balance sheet as of December 31, 2012. During 2012, in preparation for the separation from Abbott, certain defined benefit pension and other post-employment benefit plans were assumed by AbbVie and were reflected in the December 31, 2012 combined balance sheet. AbbVie made voluntary contributions to the AbbVie sponsored pension plans of $46 million and $64 million in 2012 and 2011, respectively.

Prior to the separation, AbbVie employees participated in the Abbott Laboratories Annuity Retirement Plan, which was Abbott's principal domestic defined benefit pension plan. In connection with the separation, AbbVie established the AbbVie Pension Plan, which is AbbVie's principal domestic defined benefit pension plan, with substantially the same terms as the Abbott Laboratories Annuity Retirement Plan. AbbVie employees who were eligible to participate in the Abbott Laboratories Annuity Retirement Plan on December 31, 2012 automatically became eligible for the AbbVie Pension Plan. During the first quarter of 2013, the AbbVie Pension Plan assumed the obligations and related assets for its employees from the Abbott Laboratories Annuity Retirement Plan. In the first quarter of 2013, AbbVie made a voluntary contribution of $145 million this plan. AbbVie also made a voluntary contribution of $370 million to this plan subsequent to December 31, 2013.

The benefit plan information in the table below pertains to the global AbbVie-sponsored defined benefit pension and other post-employment plans.

	Defined benefit plans		Other post-employment plans
as of and for the years ended December 31 (in millions)	2013	2012	2013	2012

Projected benefit obligations
Beginning of period	$1,669	$649	$231	$—
Service cost	184	21	23	—
Interest cost	196	38	19	—
Employee contributions	1	—	—	—
Plan amendments	(1)	—	—	—
Assumption of plan liabilities	3,009	797	209	231
Removal of plans	—	—	(12)	—
Actuarial (gain) loss	(455)	182	(55)	—
Benefits paid	(146)	(40)	(12)	—
Other, primarily foreign currency translation loss	27	22	—	—

End of period	$4,484	$1,669	$403	$231

Fair value of plan assets
Beginning of period	$898	$230	$—	$—
Actual return on plan assets	491	42	—	—
Company contributions	198	46	12	—
Employee contributions	1	—	—	—
Assumption of plan assets	2,221	620	—	—
Benefits paid	(146)	(40)	(12)	—
Other, primarily foreign currency translation gain	3	—	—	—

End of period	$3,666	$898	—	—

Funded status at December 31	$(818)	$(771)	$(403)	$(231)

Amounts recognized in consolidated balance sheets
Other assets	$442	$11	$—	$—
Current liabilities	(27)	(27)	(8)	(7)
Long-term liabilities	(1,233)	(755)	(395)	(224)

Net liability at December 31	$(818)	$(771)	$(403)	$(231)

Actuarial losses, net	$1,194	$526	$74	$69
Prior service cost	22	10	(47)	(1)

AOCI at December 31	$1,216	$536	$27	$68

The projected benefit obligations (PBO) in the table above included $1.2 billion and $1.1 billion at December 31, 2013 and 2012, respectively, related to international defined benefit pension plans, a number of which generally are not funded, in accordance with local regulations. Benefit payments under those plans are funded from company assets.

For plans reflected in the table above, the accumulated benefit obligations (ABO) were $3.9 billion and $1.5 billion at December 31, 2013 and 2012, respectively. For those plans reflected in the table above in which the ABO exceeded plan assets at December 31, 2013, the ABO, PBO and aggregate plan assets were $1.8 billion, $2.4 billion and $1.1 billion, respectively.

Amounts Recognized in AOCI and OCI

The defined benefit pension and other post-employment plans' actuarial gains or losses and prior service costs or credits not yet recognized in net periodic benefit cost are recognized on a net-of-tax basis in AOCI and will be amortized to net periodic benefit cost in the future. The following is a summary of the pretax gains and losses included in OCI.

years ended December 31 (in millions)	2013	2012	2011

Defined benefit plans
Actuarial (gain) loss	$(715)	$98	19
Prior service cost	15	9	—
Amortization of actuarial losses and prior service costs	(114)	(7)	(2)
Foreign exchange loss	2	5	2

Total pretax (gain) loss recognized in OCI	$(812)	$105	$19

Other post-employment plans
Actuarial (gain) loss	$(42)	$69	$—
Prior service cost	(53)	—	—

Total pretax (gain) loss recognized in OCI	$(95)	$69	$—

The pretax amount of actuarial (gain) loss and prior service cost included in AOCI at December 31, 2013 that is expected to be recognized in the net periodic benefit cost in 2014 is $69 million for defined benefit plans and $(4) million for other post-employment plans.

Net Periodic Benefit Cost

years ended December 31 (in millions)	2013	2012	2011

Defined benefit plans
Service cost	$184	$21	$18
Interest cost	196	38	32
Expected return on plan assets	(259)	(29)	(21)
Amortization of actuarial losses and prior service costs	114	7	2

Net periodic pension benefit cost	$235	$37	$31

Other post-employment plans
Service cost	$23	—	—
Interest cost	19	—	—
Amortization of actuarial gain and prior service costs	(1)	—	—

Net periodic OPEB cost	$41	$—	$—

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	2013	2012

Defined benefit plans
Discount rate	4.9%	4.0%
Rate of compensation increases	5.0%	3.9%
Other post-employment plans
Discount rate	5.3%	4.3%
Rate of compensation increases	6.0%	3.5%

The assumptions above, which were used in calculating the December 31, 2013 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2014.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	2013	2012	2011

Defined benefit plans
Discount rate	4.3%	5.1%	5.0%
Expected long-term rate of return on plan assets	8.2%	8.5%	8.5%
Expected rate of change in compensation	5.0%	4.2%	4.1%
Other post-employment plans
Discount rate	4.5%	N/A	N/A

For purposes of measuring post-retirement health care obligations as of the measurement date, the Company assumed a 7.9% pre-65 (7.6% post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5% in 2051 and remain at that level thereafter. For purposes of measuring post-retirement health care costs for 2013, the company assumed a 7.9% pre-65 (7.6% post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5% for 2051 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2013, a 1% change in assumed health care cost trend rates would have the following effects:

	One percentage point
year ended December 31, 2013 (in millions)	Increase	Decrease

Service cost and interest cost	$8	$(6)
Projected benefit obligation	71	(56)

Defined Benefit Pension Plan Assets

		Basis of fair value measurement
(in millions)	Balance at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Equities
U.S. large cap(a)	$1,197	$576	$621	$—
U.S. mid cap(b)	244	62	182	—
International(c)	614	225	389	—
Fixed income securities
U.S. government securities(d)	292	35	257	—
Corporate debt instruments(e)	212	57	155	—
Government Securities International	216	159	57	—
Other	52	45	7	—
Absolute return funds(f)	704	3	290	411
Real assets	70	8	62	—
Other(g)	65	62	3	—

Fair value of plan assets	$3,666	$1,232	$2,023	$411

		Basis of fair value measurement
(in millions)	Balance at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Equities
U.S. large cap(a)	$232	$232	$—	$—
U.S. mid cap(b)	45	31	14	—
International(c)	276	234	42	—
Fixed income securities
U.S. government securities(d)	73	24	49	—
Corporate debt instruments(e)	109	93	16	—
Government Securities International	26	26	—	—
Other	2	1	1	—
Absolute return funds(f)	90	22	37	31
Real assets	18	9	7	2
Other(g)	27	27	—	—

Fair value of plan assets	$898	$699	$166	$33

(a)
A mix of pooled index funds and actively managed equity accounts that are benchmarked to various large cap indices.

(b)
A mix of pooled index funds and actively managed equity accounts that are benchmarked to various mid cap indices.

(c)
A mix of pooled index funds and actively managed equity accounts that are benchmarked to various non-US equity indices in both developed and emerging markets.

(d)
Securities held by pooled index funds and mutual funds.

(e)
Securities held by actively managed accounts, pooled index funds, and mutual funds.

(f)
Funds having global mandates with the flexibility to allocate capital broadly across a wide range of asset classes and strategies, including but not limited to equities, fixed income, commodities, financial futures, currencies, and other securities, with objectives to outperform agreed upon benchmarks of specific return and volatility targets.

(g)
Investments in cash and cash equivalents.

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

The following table summarizes the change in the value of plan assets that are measured using significant unobservable inputs (Level 3).

(in millions)	2013	2012

Balance as of January 1	$33	$27
Transfers in from other categories	—	—
Actual return on plan assets on hand at year end	4	3
Assumption of level 3 assets	372	—
Purchases, sales and settlements, net	2	3

Balance as of December 31	$411	$33

The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. Investment allocations are established for each plan and are generally made across a range of markets, industry sectors, capitalization sizes, and in the case of fixed income securities, maturities and credit quality. The target investment allocations for the AbbVie Pension Plan is 50% in equity securities, 20% in fixed income securities and 30% in asset allocation strategies and other holdings. There are no known significant concentrations of risk in the plan assets of the AbbVie Pension Plan or any other plans' assets.

The plans' expected return on assets, as shown above, is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

Expected Pension and Other Post-Employment Payments

(in millions)	Defined benefit plans	Other post-employment plans

2014	$154	$9
2015	162	11
2016	170	13
2017	180	15
2018	192	18
2019 to 2023	1,164	129

The above table reflects total benefit payments expected to be paid to participants, which includes payments funded from company assets as well as paid from the plans.

Other

Prior to the separation, AbbVie employees also participated in the Abbott Laboratories Stock Retirement Plan, which was Abbott's principal defined contribution plan. AbbVie recorded expense of $67 million and $68 million in 2012 and 2011, respectively, related to this plan. In connection with the separation, AbbVie established the AbbVie Savings Plan, which is AbbVie's principal defined contribution plan, with substantially the same terms as the Abbott Laboratories Stock Retirement Plan. AbbVie employees who were eligible to participate in the Abbott Laboratories Stock Retirement Plan on January 1, 2013 automatically became eligible for the AbbVie Savings Plan. AbbVie recorded expense of $62 million in 2013 related to this plan.

AbbVie provides certain other post-employment benefits, primarily salary continuation plans, to qualifying employees and accrues for the related cost over the service lives of the employees.

Note 11  Equity

Stock-Based Compensation

Stock-based compensation expense was $212 million, $187 million and $163 million in 2013, 2012 and 2011, respectively. The related tax benefit recognized was $68 million, $56 million and $48 million in 2013, 2012 and 2011, respectively. In 2013, realized excess tax benefits associated with stock-based compensation totaled $38 million and was presented in the consolidated statements of cash flows as an outflow within the operating section and an inflow within the financing section. For 2013, $134 million of stock-compensation expense was classified in SG&A, $58 million in R&D and $20 million in cost of products sold. Stock-based compensation expense for both 2012 and 2011 was allocated to AbbVie based on the portion of Abbott's incentive stock program in which AbbVie employees participated. For both 2012 and 2011, more than half of stock-based compensation expense was classified in SG&A, with the remainder classified in R&D and cost of products sold. Compensation cost capitalized as part of inventory at December 31, 2013 and 2012 was not significant.

Compensation expense for stock-based awards is measured based on the fair value of the awards, as of the date the stock-based awards are granted and adjusted to the estimated number of awards that are expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Compensation cost for stock-based awards are amortized over their service period, which could be shorter than the vesting period if an employee is retirement eligible, with a charge to compensation expense. For stock-based awards granted to retirement-eligible employees, compensation expense is recognized immediately at the grant date because the employee is able to retain the award without continuing to provide service.

Prior to separation, AbbVie employees participated in Abbott's incentive stock program. The AbbVie 2013 Incentive Stock Program, adopted at the time of separation, facilitated the assumption of certain awards granted under Abbott's incentive stock program and authorizes the post-separation grant of several different forms of benefits, including nonqualified stock options, RSAs, RSUs and performance-based RSAs and RSUs. Under the AbbVie 2013 Incentive Stock Program, 100 million shares of common stock were reserved for issuance with respect to post-separation awards for participants.

In connection with the separation, outstanding Abbott employee stock options, RSAs and RSUs previously issued under Abbott's incentive stock program were adjusted and converted into new Abbott and AbbVie stock-based awards using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the separation. Upon the separation on January 1, 2013, holders of Abbott stock options, RSAs and RSUs generally received one AbbVie stock-based award for each Abbott stock-based award outstanding. These adjusted awards retained the vesting schedule and expiration date of the original awards. No awards have been granted to Abbott employees other than in connection with the separation.

Stock Options

The exercise price for options granted is at least equal to 100 percent of the market value on the date of grant. Stock options typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period except for stock options with a replacement feature. Pre-2005 options were granted with a replacement option feature. The terms and conditions of the replacement option are the same in all material respects as those applicable to the original grant. When the exercise price of an option with a replacement option feature is paid with common shares held by the employee, a replacement option is granted for the number of shares used to make that payment. The closing price of the common share on the business day before the exercise is used to determine the number of shares required to exercise the related option and the exercise price of the replacement option. The replacement option is exercisable in full six months after the date of grant, and has a term expiring on the expiration date of the original option.

The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with weighted-average grant-date fair values, were as follows.

years ended December 31	2013	2012	2011

Risk-free interest rate	1.10%	1.20%	2.70%
Average life of options (years)	6.0	6.0	6.0
Volatility	32.63%	21.00%	21.00%
Dividend yield	4.30%	3.60%	4.10%
Fair value per stock option	$6.87	$6.80	$6.23

The risk-free interest rate is based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option's expected life. The average life of an option for 2013 is based on the simplified method. Prior to 2013, the average life of an option was based on both historical and projected exercise and lapsing data. For 2013, the expected volatility is based on an average peer historical volatility over the expected life of the option. Prior to 2013, the expected volatility was based on the historical volatility of Abbott's stock over the expected life of the option. Dividend yield is based on the option's exercise price and annual dividend rate at the time of grant.

The following table summarizes AbbVie stock option activity for both AbbVie and Abbott employees for the year ended December 31, 2013.

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- Average remaining life (in years)	Aggregate intrinsic value

Outstanding at December 31, 2012	—	$—
Options converted on January 1, 2013	47,718	27.00
Granted	3,128	37.91
Exercised	(14,620)	28.14
Lapsed	(232)	28.21

Outstanding at December 31, 2013	35,994	27.48	3.6	$912

Exercisable at December 31, 2013	32,564	$27.04	3.1	$840

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company's closing stock price on the last day of trading for the year ended December 31, 2013. The total intrinsic value of options exercised in 2013 was $229 million. For options issued under Abbott's incentive stock programs to AbbVie employees prior to the separation, the total intrinsic value of options exercises in 2012 and 2011 was $170 million and $31 million, respectively. The total fair value of options vested during 2013 was $17 million.

The tax benefit realized from option exercises totaled $21 million for 2013. As of December 31, 2013, $2 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs & RSUs

RSAs generally vest over three and five years. For RSAs that vest over five years, no more than one-third of the award vests in any one year. RSUs vest over three years and, upon vesting, the recipient receives one share of common stock for each vested RSU. In addition, AbbVie grants selected executives and other key employees performance-based RSAs and RSUs with vesting contingent upon meeting various departmental and company-wide performance goals, including AbbVie achieving a minimum return on equity. The fair value of RSAs and RSUs (including performance-based awards) is determined based on the number of shares granted and the quoted price of the common stock on the date of grant. AbbVie assumes that the performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

The following table summarizes AbbVie RSA and RSU activity (including performance-based awards) for both AbbVie and Abbott employees for the year ended December 31, 2013.

(share units in thousands)	Share units	Weighted-average grant date fair value

Outstanding at December 31, 2012	—	$—
Awards converted on January 1, 2013	15,394	27.55
Granted	7,615	36.39
Vested	(7,553)	27.33
Lapsed	(546)	30.65

Outstanding at December 31, 2013	14,910	$32.07

Unvested shares at December 31, 2013	14,804	$32.08

The fair market value of RSAs and RSUs vested in 2013 was $285 million. For RSAs and RSUs issued under Abbott's incentive stock programs prior to the separation, the fair market value of RSAs and RSUs vested in 2012 and 2011 was $123 million and $74 million, respectively. The weighted-average grant-date fair value per share of RSAs and RSUs granted during 2012 and 2011 was $56.07 and $46.85, respectively. Such amounts have not been adjusted to reflect the separation from Abbott.

As of December 31, 2013, $177 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

Cash Dividends

On January 4, February 15, June 20, and September 19, 2013, the board of directors declared quarterly cash dividends of $0.40 per share of common stock, which were paid on February 15, May 15, August 15 and November 15, 2013, respectively. Additionally, on December 12, 2013, the board of directors declared a quarterly cash dividend of $0.40 per share of common stock for stockholders of record on January 15, 2014, which was paid on February 14, 2014.

The cash dividend of $0.40 per share of common stock declared on January 4, 2013 was declared from pre-separation earnings and was recorded as a reduction of additional paid-in capital.

Stock Repurchase Program

On February 15, 2013, AbbVie's board of directors authorized a $1.5 billion stock repurchase program. Purchases of AbbVie shares may be made from time to time at management's discretion depending on the company's cash flows, net debt level and market conditions. The plan has no time limit and can be discontinued at any time. During 2013, AbbVie repurchased approximately 4 million shares for $223 million in the open market. Shares repurchased under this program are recorded at acquisition cost, including related expenses, and are available for general corporate purposes. AbbVie's remaining share repurchase authorization is $1.3 billion as of December 31, 2013.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in balances of each component of AOCI, net of tax for the three year period ended December 31, 2013.

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains (losses) on marketable equity securities	Gains (losses) on hedging activities	Total

Balance as of December 31, 2010	$303	$(58)	$9	$34	$288

Other comprehensive income before reclassifications	(295)	(8)	17	(14)	$(300)
Amounts reclassified from accumulated other comprehensive income	—	1	—	(14)	$(13)

Net current-period other comprehensive income	(295)	(7)	17	(28)	$(313)

Balance as of December 31, 2011	$8	$(65)	$26	$6	$(25)

Other comprehensive income before reclassifications	173	(157)	(25)	(9)	$(18)
Amounts reclassified from accumulated other comprehensive income	—	7	—	(18)	$(11)

Net current-period other comprehensive income	173	(150)	(25)	(27)	$(29)

Separation-related adjustments	—	(296)	—	—	$(296)

Balance as of December 31, 2012	$181	$(511)	$1	$(21)	$(350)

Other comprehensive income before reclassifications	48	519	1	(77)	$491
Amounts reclassified from accumulated other comprehensive income	—	79	—	—	$79

Net current-period other comprehensive income	48	598	1	(77)	$570

Separation-related adjustments	241	(914)	—	11	$(662)

Balance as of December 31, 2013	$470	$(827)	$2	$(87)	$(442)

The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three year period ended December 31, 2013.

Years ended December 31 (in millions)	2013	2012	2011

Pension and post-employee benefits
Amortization of actuarial losses and other	$114	$7	$2
Less tax expense	(35)	(—)	(1)

Total reclassification, net of tax	$79	$7	$1

Other

In addition to common stock, AbbVie's authorized capital includes 200 million shares of preferred stock, par value $0.01. As of December 31, 2013, no shares of preferred stock were issued or outstanding.

Note 12  Income Taxes

Earnings Before Income Taxes

years ended December 31 (in millions)	2013	2012	2011

Domestic	$(581)	$625	$626
Foreign	5,913	5,100	3,042

Total earnings before income taxes	$5,332	$5,725	$3,668

Income Taxes

years ended December 31 (in millions)	2013	2012	2011

Current
Domestic	$226	$94	$177
Foreign	354	252	390

Total current taxes	$580	$346	$567

Deferred
Domestic	$678	$89	$(198)
Foreign	(54)	15	(134)

Total deferred taxes	624	104	(332)

Total income taxes	$1,204	$450	$235

Effective Tax Rate Reconciliation

years ended December 31 (in millions)	2013	2012	2011

Statutory tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(11.5)	(23.5)	(25.4)
Resolution of uncertain tax positions	—	(3.4)	(11.2)
Non-deductible litigation loss	—	0.6	12.9
Puerto Rico excise tax credit	(1.9)	(1.2)	(3.2)
State taxes, net of federal benefit	0.4	0.1	0.3
All other, net	0.6	0.3	(2.0)

Effective tax rate	22.6%	7.9%	6.4%

The benefit from foreign operations reflected the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, together with the cost of repatriation decisions. As further discussed in the "Deferred Tax Assets and Liabilities" section following, income tax expense in 2013 included income tax expense relating to 2013 earnings outside the United States that are not deemed indefinitely reinvested. Income taxes in 2012 and 2011 included the recognition of tax benefits totaling approximately $195 million and $410 million, respectively, as a result of favorable resolutions of various tax positions pertaining to prior years. Income taxes in 2011 also reflected the non-deductibility of a litigation reserve.

Puerto Rico enacted legislation that assesses an excise tax beginning in 2011 on certain products manufactured in Puerto Rico. The tax is levied on gross inventory purchases from entities in Puerto Rico and is included in cost of products sold in the consolidated statements of earnings. The majority of the tax is creditable for U.S. income tax purposes.

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2013	2012

Deferred tax assets
Compensation and employee benefits	$279	$190
Accruals and reserves	252	173
Chargebacks and rebates	333	403
Deferred revenue	348	283
Depreciation	64	42
State income taxes	67	87
Other	122	274
Net operating losses and other credit carryforwards	115	92

Total deferred tax assets	1,580	1,544
Valuation allowances	(43)	(7)

Total net deferred tax assets	$1,537	$1,537

Deferred tax liabilities
Excess of book basis over tax basis of intangible assets	$(508)	$(500)
Repatriation of foreign earnings	(606)	—

Total deferred tax liabilities	$(1,114)	$(500)

Net deferred tax asset	$423	$1,037

In 2013, certain prior period amounts were reclassified to conform with the current period presentation, primarily in connection with reclassifying prepaid taxes of $777 million associated with deferred intercompany profit in inventory from current deferred income taxes to prepaid expenses and other in the combined balance sheet as of December 31, 2012.

As of December 31, 2013 and 2012, the company has loss carryforwards for U.S. tax purposes totaling approximately $585 million and $419 million, respectively, which are available for use by the company between 2014 and 2033. As of December 31, 2013, the company has state tax credit carryforwards of $53 million. As of December 31, 2013 and 2012, the company has loss carryforwards for foreign tax purposes totaling approximately $95 million and $114 million, respectively. The majority of the foreign loss carryforwards do not have an expiration period. As of December 31, 2013 and 2012, the company has recorded valuation allowances of $43 million and $7 million, respectively, related to certain state net operating losses and credit carryforwards that are not expected to be realized.

Deferred income taxes have not been provided on approximately $21 billion of the undistributed earnings of foreign subsidiaries as these earnings have been indefinitely reinvested for continued use in foreign operations. It is not practicable to determine the tax effect of a distribution of these earnings.

Unrecognized Tax Benefits

years ended December 31 (in millions)	2013	2012	2011

Balance as of January 1	$1,140	$1,039	$1,645
Increase due to current year tax positions	195	370	294
Increase due to prior year tax positions	—	1	149
Decrease due to current year tax positions	—	—	(15)
Decrease due to prior year tax positions	—	(220)	(604)
Settlements	—	(50)	(430)
Separation-related adjustments	(1,088)	—	—

Balance as of December 31	$247	$1,140	$1,039

AbbVie and Abbott entered into a tax sharing agreement, effective on the date of separation, which provides that Abbott is liable for and has indemnified AbbVie against all income tax liabilities for periods prior to the separation if the tax positions are settled for amounts in excess of recorded liabilities. AbbVie will not benefit if prior tax positions are resolved more favorably than recorded amounts. As a result, no liability for uncertain tax positions was recorded in the combined financial statements as of December 31, 2012 and 2011.

The table above reflects a reduction of $1.1 billion relating to tax periods prior to the separation for which Abbott is the primary obligor. However, under U.S. Treasury Regulations, each member of a consolidated group is severally liable for the U.S. federal income tax liability of each other member of the consolidated group. Accordingly, with respect to periods in which AbbVie was included in Abbott's consolidated group, AbbVie could be liable to the U.S. government for any U.S. federal income tax liability incurred by the consolidated group, to the extent not discharged by any other member. However, if any such liability were imposed, AbbVie would be entitled to be indemnified by Abbott pursuant to the tax sharing agreement.

AbbVie will be responsible for unrecognized tax benefits and related interest and penalties for periods after separation or in instances where an existing entity was transferred to AbbVie upon separation. As a result, AbbVie has continued to account for these tax uncertainties. To the extent that these obligations relate to periods prior to the separation, a reimbursement receivable of approximately $41 million has been recorded within other assets at December 31, 2013.

If recognized, the net amount of potential tax benefits that would impact the company's effective tax rate is $218 million. The company is routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitation, the company's gross unrecognized tax benefits balance may change within the next twelve months up to $22 million. All significant federal, state, local, and international matters have been concluded for years through 2005. The company believes adequate provision has been made for all income tax uncertainties.

AbbVie recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The amounts expensed and the liabilities accrued are immaterial as of and for the years ended December 31, 2013, 2012 and 2011. Uncertain tax positions are included as a long-term liability on the balance sheet.

Note 13  Legal Proceedings and Contingencies

Subject to certain exceptions specified in the separation agreement, AbbVie assumed the liability for, and control of, all pending and threatened legal matters related to its business, including liabilities for any claims or legal proceedings related to products that had been part of its business but were discontinued prior to the distribution, as well as assumed or retained liabilities, and will indemnify Abbott for any liability arising out of or resulting from such assumed legal matters. AbbVie is involved in various claims, legal proceedings and investigations, including those described below. The recorded accrual balance for litigation at December 31, 2013 was not significant. Within the next year, other legal proceedings may occur that may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all other proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie's consolidated financial position, cash flows, or results of operations, except as described below.

The U.S. Department of Justice, through the U.S. Attorney for the Western District of Virginia, and various state Attorneys General investigated AbbVie's sales and marketing activities for Depakote. The government sought to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food, Drug and Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement to third parties. The state Attorneys General offices sought to determine whether any of these activities violated various state laws, including state consumer fraud/protection statutes. AbbVie recorded charges of $1.5 billion in the third quarter of 2011 and $100 million in the first quarter of 2012 related to civil and criminal claims arising from this matter. In May 2012, AbbVie reached resolution of all Depakote-related federal claims, Medicaid-related claims with 49 states and the District of Columbia, and consumer protection claims with 45 states and the District of Columbia. In 2012, AbbVie paid approximately $1.6 billion for the settlement. The payments were material to AbbVie's combined statement of cash flows for the year ended December 31, 2012.

Two cases are pending in state courts against AbbVie that generally allege Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid. These cases, State of Wisconsin, filed in June 2004 in the Circuit Court of Dane County, Wisconsin, and State of Illinois, filed in February 2005 in the Circuit Court of Cook County, Illinois, were brought by state Attorneys General and generally seek monetary damages and/or injunctive relief and attorney's fees. This litigation is no longer material to AbbVie and AbbVie will no longer report on such cases. All other previously-reported cases that were pending against AbbVie in state courts have been settled.

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

In August 2013, a putative class action lawsuit, Sidney Hillman Health Center of Rochester, et al. v. AbbVie Inc., et al., was filed against AbbVie in the United States District Court for the Northern District of Illinois by three healthcare benefit providers alleging violations of federal RICO statutes and state deceptive business practice and unjust enrichment laws in connection with reimbursements for certain uses of Depakote from 1998 to 2012. Plaintiffs seek monetary damages and/or equitable relief and attorneys' fees.

Several pending lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010) and others were consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi District Litigation Rules as In re AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission (FTC), generally allege Solvay's 2006 patent litigation involving AndroGel was sham litigation and the patent litigation settlement agreement and related agreements with three generic companies violate federal and state antitrust laws and state consumer protection and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. MDL 2084 includes: (a) three individual plaintiff lawsuits; (b) seven purported class actions; and (c) Federal Trade Commission v. Watson Pharmaceuticals, Inc. et al., filed in May 2009 in the United States District Court for the Northern District of Georgia. In February 2010, Solvay's motion to dismiss the cases was partially granted and all of the FTC's claims and all of the plaintiffs' claims except those alleging sham litigation were dismissed. The FTC appealed and in May 2012 the district court's decision was affirmed by the United States Court of Appeals for the Eleventh Circuit. In June 2013, the United States Supreme Court reversed the Eleventh Circuit's decision affirming dismissal of the FTC's claims and remanded the case brought by the FTC, ruling that the patent litigation settlement agreement with three generic companies should be examined under a "rule of reason" analysis. In September 2012, the district court dismissed the remaining sham litigation claims and the plaintiffs' appeal of that dismissal is pending in the Eleventh Circuit.

AbbVie is seeking to enforce its patent rights relating to testosterone gel (a drug AbbVie sells under the trademark AndroGel® 1.62%). In a case filed in the United States District Court for the District of Delaware in February 2013, AbbVie alleges that Perrigo Company's and Perrigo Israel Pharmaceutical Ltd.'s proposed generic product infringes an AbbVie patent and seeks declaratory and injunctive relief. In a second case filed in the United States District Court for the District of Delaware in March 2013, AbbVie alleges that Watson Laboratories Inc.'s and Actavis Inc.'s proposed generic product infringes AbbVie's patent and seeks declaratory and injunctive relief.

AbbVie is seeking to enforce its patent rights relating to ritonavir/lopinavir tablets (a drug AbbVie sells under the trademark Kaletra®). In a case filed in the United States District Court for the Northern District of Illinois in March 2009, AbbVie alleges that Matrix Laboratories, Inc.'s, Matrix Laboratories, Ltd.'s, and Mylan, Inc.'s proposed generic products infringe AbbVie's patents and seeks declaratory and injunctive relief. Upon Matrix's motion in November 2009, the court granted a five-year stay of the litigation unless good cause to lift the stay is shown.

AbbVie is seeking to enforce its patent rights relating to ritonavir tablets (a drug AbbVie sells under the trademark Norvir®). In a case pending in the United States District Court for the Southern District of Ohio since April 2012, AbbVie alleges that Roxane Laboratories, Inc.'s (Roxane) proposed generic product infringes AbbVie's patents and seeks declaratory and injunctive relief. In another case filed in the United States District Court for the Southern District of Ohio in July 2013, AbbVie alleges that Roxane's proposed generic ritonavir product infringes additional AbbVie patents and seeks declaratory and injunctive relief on these additional patents. In a separate case filed in the United States District Court for the District of Delaware in May 2013, AbbVie alleges that Hetero USA Inc.'s and Hetero Labs Limited's proposed generic ritonavir tablets product infringes AbbVie's patents and seeks declaratory and injunctive relief.

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

AbbVie previously reported that it was seeking to enforce its patent rights relating to fenofibric acid capsules (a drug AbbVie sells in the U.S. under the trademark TRILIPIX®). In a case filed in the United States District Court for the District of New Jersey in March 2011, AbbVie and its subsidiary Fournier Laboratories Ireland Ltd. alleged that Sandoz Inc. 's proposed generic product infringes AbbVie's patent and seek injunctive relief. In January 2014, the parties settled this case and it was dismissed without prejudice.

Note 14  Segment and Geographic Area Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie's U.S. sales are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. Worldwide net sales of key products were as follows.

years ended December 31 (in millions)	2013	2012	2011

HUMIRA	$10,659	$9,265	$7,932
AndroGel	1,035	1,152	874
Kaletra	962	1,013	1,170
Synagis	827	825	775
Lupron	785	800	810
Synthroid	622	551	522
Sevoflurane	568	602	665
Creon	412	353	332
Duodopa	178	149	125
Dyslipidemia products	1,076	2,145	2,504
All other	1,666	1,525	1,735

Net sales	$18,790	$18,380	$17,444

Net sales to external customers, based on the country that sold the product, were as follows.

years ended December 31 (in millions)	2013	2012	2011

United States	$10,181	$10,435	$9,712
Germany	911	756	701
The Netherlands	858	776	904
Japan	625	718	616
United Kingdom	606	552	496
Spain	543	525	569
France	540	500	516
Canada	538	500	446
Brazil	439	434	382
Italy	404	408	428
All other countries	3,145	2,776	2,674

Net sales	$18,790	$18,380	$17,444

Long-lived assets include net property and equipment of $2.3 billion and $2.2 billion as of December 31, 2013 and 2012, of which $1.6 billion and $1.6 billion, respectively, was located in the United States and Puerto Rico and $591 million and $536 million, respectively, was located in Europe.

Note 15  Quarterly Financial Data (unaudited)

(in millions except per share data)	2013	2012

First Quarter
Net sales	$4,329	$4,173
Gross margin	3,176	3,017
Net earnings	968	883
Basic earnings per share	0.61	0.56
Diluted earnings per share	0.60	0.56
Cash dividends declared per common share(a)	0.80	—
Second Quarter
Net sales	$4,692	$4,493
Gross margin	3,638	3,420
Net earnings	1,068	1,267
Basic earnings per share	0.67	0.80
Diluted earnings per share	0.66	0.80
Cash dividends declared per common share	0.40	—
Third Quarter
Net sales	$4,658	$4,508
Gross margin	3,566	3,494
Net earnings	964	1,585
Basic earnings per share	0.60	1.01
Diluted earnings per share	0.60	1.01
Cash dividends declared per common share	0.40	—
Fourth Quarter
Net sales	$5,111	$5,206
Gross margin	3,829	3,941
Net earnings	1,128	1,540
Basic earnings per share	0.70	0.98
Diluted earnings per share	0.70	0.98
Cash dividends declared per common share	0.40	—

(a)
On January 4, 2013, the board of directors declared a cash dividend of $0.40 per share of common stock. This dividend was declared from pre-separation earnings and was recorded as a reduction of additional paid-in capital. In addition, AbbVie declared regular quarterly cash dividends in 2013 aggregating $1.60 per share of common stock. Refer to Note 11 for information regarding cash dividends declared in 2013.

For periods prior to the separation, the weighted-average basic and diluted shares outstanding was based on the number of shares of AbbVie common stock outstanding on the distribution date. Refer to Note 4 for information regarding the calculation of basic and diluted earnings per common share for the year ended December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AbbVie Inc.

        We have audited the accompanying consolidated balance sheet of AbbVie Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AbbVie Inc. and subsidiaries at December 31, 2013, and the consolidated results of their operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AbbVie Inc.:

        We have audited the accompanying combined balance sheet of AbbVie Inc. and subsidiaries (the "Company") as of December 31, 2012 and the related combined statements of earnings, comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2012. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

        As described in Note 1, the accompanying combined financial statements have been derived from the consolidated financial statements and accounting records of Abbott Laboratories. The combined financial statements also include expense allocations for certain corporate functions historically provided by Abbott Laboratories. These allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate entity apart from Abbott Laboratories.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 15, 2013

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

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

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting.    Management's report on internal control over financial reporting is included on page 102 hereof. The report of AbbVie's independent registered public accounting firm related to its assessment of the effectiveness of internal control over financial reporting is included on page 103 hereof.

        Changes in internal control over financial reporting.    During the quarter ended December 31, 2013, there were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting.

        Inherent Limitations on Effectiveness of Controls.    AbbVie's management, including its Chief Executive Officer and its Chief Financial Officer, do not expect that AbbVie's disclosure controls or internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

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

ITEM 9B.    OTHER INFORMATION

        None.

 Management's Report on Internal Control over Financial Reporting

        Management of AbbVie is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. AbbVie's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

        Management assessed the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on that assessment, management concluded that AbbVie maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        The effectiveness of AbbVie's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 103 hereof, which expresses an unqualified opinion on the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2013.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AbbVie Inc.

        We have audited AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). AbbVie Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, AbbVie Inc. and subsidiaries' maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for the year ended December 31, 2013 of AbbVie Inc. and subsidiaries and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 21, 2014

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Information Concerning Director Nominees," "The Board of Directors and its Committees—Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2014 AbbVie Inc. Proxy Statement. The 2014 Proxy Statement will be filed on or about March 24, 2014. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 29 and 30 hereof.

        AbbVie's code of business conduct requires all its business activities to be conducted in compliance with laws, regulations, and ethical principles and values. All directors, officers, and employees of AbbVie are required to read, understand, and abide by the requirements of the code of business conduct applicable to them. AbbVie's code of business conduct is available in the corporate governance section of AbbVie's investor relations website at www.abbvieinvestor.com.

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

        AbbVie has a chief ethics and compliance officer who reports to the chief executive officer and to the public policy committee. The chief ethics and compliance officer is responsible for overseeing, administering, and monitoring AbbVie's compliance program.

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2014 Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2014 Proxy Statement will be filed on or about March 24, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Equity Compensation Plan Information.

        The following table presents information as of December 31, 2013 about AbbVie's equity compensation plans under which AbbVie common stock has been authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	48,862,326	$27.48	99,307,279
Equity compensation plans not approved by security holders	—	$—	—
Total	48,862,326	$27.48	99,307,279

(1)
Includes 40,024,559 shares issuable under AbbVie's Incentive Stock Program pursuant to awards granted by Abbott and adjusted into AbbVie awards in connection with AbbVie's separation from Abbott.

(2)
The weighted-average exercise price does not include outstanding restricted stock units that have no exercise price.
(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Securities Ownership—Securities Ownership of Executive Officers and Directors" in the 2014 Proxy Statement. The 2014 Proxy Statement will be filed on or about March 24, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2014 Proxy Statement under the headings "The Board of Directors and its Committees," "Corporate Governance Materials," and "Procedures for Approval of Related Person Transactions" is incorporated herein by reference. The 2014 Proxy Statement will be filed on or about March 24, 2014.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The material to be included in the 2014 Proxy Statement under the headings "Audit Information—Audit Fees and Non-Audit Fees" and "Audit Information—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" is incorporated herein by reference. The 2014 Proxy Statement will be filed on or about March 24, 2014.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this Form 10-K.

(1)
Financial Statements:    See Item 8, "Financial Statements and Supplementary Data," on page 56 hereof, for a list of financial statements.

(2)
Financial Statement Schedules:    All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

(3)
Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 108 through 110 of this Form 10-K.

(b)
Exhibits filed (see Exhibit Index on pages 108 through 110).

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
Date: February 21, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbbVie Inc. on February 21, 2014 in the capacities indicated below.

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

 EXHIBIT INDEX
ABBVIE INC.
ANNUAL REPORT
FORM 10-K
2013

        Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed under the Securities Exchange Act of 1934."

Exhibit Number	Exhibit Description
2.1	*Separation and Distribution Agreement dated as of November 28, 2012 by and between Abbott Laboratories and AbbVie Inc. (incorporated by reference to Exhibit 2.1 of Amendment No. 6 to the Company's Registration Statement on Form 10 filed on November 30, 2012).
3.1	*Amended and Restated Certificate of Incorporation of AbbVie Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on January 2, 2013).
3.2	*Amended and Restated By-Laws of AbbVie Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on January 2, 2013).
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
10.1
*U.S. Transition Services Agreement dated as of December 31, 2012 by and between Abbott Laboratories and AbbVie Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 2, 2013).
10.2
*Ex-U.S. Transition Services Agreement dated as of December 31, 2012 by and between Abbott Laboratories and AbbVie Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 2, 2013).
10.3
*Tax Sharing Agreement entered into as of December 31, 2012 by and between Abbott Laboratories and AbbVie Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on January 2, 2013).
10.4
*Special Products Master Agreement dated as of December 31, 2012 by and between Abbott Laboratories and AbbVie Inc. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on January 2, 2013).
10.5
*Employee Matters Agreement dated as of December 31, 2012 by and between Abbott Laboratories and AbbVie Inc. (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on January 2, 2013).
10.6
*International Commercial Operations Agreement dated as of December 31, 2012 by and between Abbott Laboratories and AbbVie Inc. (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on January 2, 2013).
10.7	First Amendment to International Commercial Operations Agreement effective as of December 31, 2012 by and between Abbott Laboratories and AbbVie Inc.

Exhibit Number	Exhibit Description
10.8	*Luxembourg International Commercial Operations Agreement dated as of December 31, 2012 by and between Abbott Investments Luxembourg S.àr.l. and AbbVie Investments S.àr.l. (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed on January 2, 2013).
10.9	First Amendment to Luxembourg International Commercial Operations Agreement effective as of December 31, 2012 by and between Abbott Investments Luxembourg S.àr.l. and AbbVie Investments S.àr.l.
10.10
*Information Technology Agreement dated as of December 31, 2012 by and between Abbott Laboratories and AbbVie Inc. (incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed on January 2, 2013).
10.11
*Transitional Trademark License Agreement dated as of December 31, 2012 by and between Abbott Laboratories and AbbVie Inc. (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed on January 2, 2013).
10.12
*Form of Finished Goods Supply Agreements by and between Abbott Laboratories and AbbVie Inc. (incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Company's Registration Statement on Form 10 filed on September 4, 2012).
10.13
*Form of Contract Manufacturing Agreements by and between Abbott Laboratories and AbbVie Inc. (incorporated by reference to Exhibit 10.12 of Amendment No. 2 to the Company's Registration Statement on Form 10 filed on September 4, 2012).
10.14
*Form of Agreement Regarding Change in Control by and between AbbVie Inc. and its named executive officers (incorporated by reference to Exhibit 10.13 of Amendment No. 5 to the Company's Registration Statement on Form 10 filed on November 16, 2012).**
10.15	*AbbVie 2013 Incentive Stock Program (incorporated by reference to Exhibit A to the AbbVie Inc. Definitive Proxy Statement on Schedule 14A dated March 15, 2013).**
10.16	*AbbVie 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K filed on March 15, 2013).**
10.17	*AbbVie 2013 Performance Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K filed on March 15, 2013).**
10.18	*AbbVie Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K filed on March 15, 2013).**
10.19	*AbbVie Non-Employee Directors' Fee Plan (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K filed on March 15, 2013).**
10.20	*AbbVie Supplemental Pension Plan (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed on March 15, 2013).**
10.21	*AbbVie Supplemental Savings Plan (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed on March 15, 2013).**
10.22
*Purchase Agreement dated November 5, 2012 between AbbVie Inc., Abbott Laboratories, as guarantor, and Morgan Stanley & Co. LLC, Barclays Capital Inc., J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.21 of Amendment No. 6 to the Company's Registration Statement on Form 10 filed on November 30, 2012).
10.23
*Form of AbbVie Inc. Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**

Exhibit Number	Exhibit Description
10.24	*Form of AbbVie Inc. Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.25
*Form of AbbVie Inc. Performance Restricted Stock Agreement (CEO/Chairman) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.26
*Form of AbbVie Inc. Performance Restricted Stock Agreement (Annual) (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.27
*Form of AbbVie Inc. Performance Restricted Stock Agreement (Interim) (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.28	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.29
*Form of AbbVie Inc. Non-Qualified Replacement Stock Option Agreement (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
12	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of AbbVie Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements and notes from the AbbVie Inc. Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 21, 2014, formatted in XBRL: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Cash Flows; (iii) Consolidated Balance Sheets; and (iv) the notes to the consolidated financial statements.
The AbbVie Inc. 2014 Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 24, 2014.

*
Incorporated herein by reference. Commission file number 001-35565.

**
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

        AbbVie will furnish copies of any of the above exhibits to a stockholder upon written request to the Secretary, AbbVie Inc., 1 North Waukegan Road, North Chicago, Illinois 60064.