Form 10-Q
period 2014-03-31
AbbVie Inc.
filed 2014-05-09
CIK 1551152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐   No ☒

As of March 31, 2014, AbbVie Inc. had 1,590,066,459 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Supplementary Data

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2014	2013
Net sales	$4,563	$4,329

Cost of products sold	1,100	1,153
Selling, general and administrative	1,340	1,237
Research and development	772	634
Total operating costs and expenses	3,212	3,024
Operating earnings	1,351	1,305

Interest expense, net	65	66
Net foreign exchange loss	3	15
Other income, net	(3)	(15)
Earnings before income tax expense	1,286	1,239
Income tax expense	306	271
Net earnings	$ 980	$ 968

Per share data
Basic earnings per share	$0.61	$0.61
Diluted earnings per share	$0.61	$0.60
Cash dividends declared per common share(a)	$0.42	$0.80

Weighted-average basic shares outstanding	1,595	1,588
Weighted-average diluted shares outstanding	1,609	1,605

(a)            On January 4, 2013, the board of directors declared a cash dividend of $0.40 per share of common stock. This dividend was declared from pre-separation earnings and was recorded as a reduction of additional paid-in capital. In addition, AbbVie declared a regular cash dividend of $0.40 per share of common stock during the first quarter of 2013. Refer to Note 8 for information regarding cash dividends declared and paid during the first quarters of 2014 and 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2014	2013
Net earnings	$980	$968

Foreign currency translation adjustments	(29)	(232)

Pension and post-employment benefits, net of tax expense of $4 and $9 for the three months ended March 31, 2014 and 2013, respectively	12	19

Unrealized losses on marketable equity securities	—	(1)

Hedging activities, net of tax expense of $2 and $2 for the three months ended March 31, 2014 and 2013, respectively	33	9
Other comprehensive income (loss)	16	(205)
Comprehensive income	$996	$763

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets
Cash and equivalents	$8,140	$9,595
Short-term investments	960	300
Accounts and other receivables, net	3,650	3,854
Inventories, net	1,104	1,150
Income tax receivable	940	949
Deferred income taxes	1,075	766
Prepaid expenses and other	1,460	1,234
Total current assets	17,329	17,848

Investments	119	118
Property and equipment, net	2,333	2,298
Intangible assets, net of amortization	1,802	1,890
Goodwill	6,271	6,277
Other assets	803	767
Total assets	$28,657	$29,198

Liabilities and Equity
Current liabilities
Short-term borrowings	$ 2	$ 413
Current portion of long-term debt and lease obligations	18	18
Accounts payable and accrued liabilities	6,196	6,448
Total current liabilities	6,216	6,879

Long-term liabilities	3,358	3,535
Long-term debt and lease obligations	14,386	14,292

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, authorized 4,000,000,000 shares, issued 1,603,660,660 and 1,594,260,996 shares in 2014 and 2013, respectively	16	16
Common stock held in treasury, at cost, 13,594,201 and 6,900,434 shares in 2014 and 2013, respectively	(672)	(320)
Additional paid-in-capital	3,905	3,671
Retained earnings	1,874	1,567
Accumulated other comprehensive loss	(426)	(442)
Total stockholders’ equity	4,697	4,492

Total liabilities and equity	$28,657	$29,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2014	2013
Cash flows from operating activities
Net earnings	$980	$968
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	89	92
Amortization of intangible assets	110	135
Stock-based compensation	106	87
Other, net	(47)	14
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	167	57
Inventories	50	11
Prepaid expenses and other assets	(219)	29
Accounts payable and other liabilities	(612)	(206)
Cash flows from operating activities	624	1,187

Cash flows from investing activities
Acquisitions of property and equipment	(137)	(88)
Purchases of investment securities	(660)	—
Sales and maturities of investment securities	—	1,575
Cash flows from investing activities	(797)	1,487

Cash flows from financing activities
Net change in short-term borrowings	(410)	(601)
Dividends paid	(641)	(636)
Purchases of treasury stock	(329)	(97)
Proceeds from the exercise of stock options	85	91
Net transactions with Abbott Laboratories, excluding noncash items	—	(242)
Other, net	18	(97)
Cash flows from financing activities	(1,277)	(1,582)

Effect of exchange rate changes on cash and equivalents	(5)	(14)

Net (decrease) increase in cash and equivalents	(1,455)	1,078
Cash and equivalents, beginning of period	9,595	5,901

Cash and equivalents, end of period	$8,140	$6,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1    Background and Basis of Presentation

Background

The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacture and sale of a broad line of pharmaceutical products. Substantially all of AbbVie’s sales in the United States are to three wholesalers. Outside the U.S., products are sold primarily to health care providers or through distributors, depending on the market served.

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

In connection with the separation, AbbVie and Abbott entered into transition services agreements covering certain corporate support and back office services that AbbVie has historically received from Abbott. Such services include information technology, accounts payable, payroll, receivables collection, treasury and other financial functions, as well as order entry, warehousing, engineering support, quality assurance support and other administrative services. These agreements facilitate the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office functions across its organization. Transition services may be provided for up to 24 months post-separation, with an option for a one-year extension.

During the first three months of 2014 and 2013, AbbVie incurred $80 million and $34 million of separation-related expenses, including legal, information technology and regulatory fees, which were principally classified in selling, general and administrative expenses (SG&A).

Basis of Presentation

The unaudited interim condensed consolidated financial statements of AbbVie have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the company’s financial position and operating results. Net sales and net earnings for any interim period are not necessarily indicative of future or annual results.

For a certain portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and satisfy other regulatory requirements in certain countries. Under the terms of the separation agreement with Abbott, AbbVie is responsible for the business activities conducted by Abbott on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in AbbVie’s condensed consolidated financial statements as of and for the three months ended March 31, 2014. Net sales related to these operations for the three months ended March 31, 2014 totaled approximately $67 million. At March 31, 2014, the assets and liabilities consisted primarily of accounts receivable of $68 million, inventories of $47 million, other assets of $63 million, and accounts payable and other accrued liabilities of $129 million. At December 31, 2013, the assets and liabilities consisted primarily of accounts receivable of $62 million, inventories of $190 million, other assets of $93 million and accounts payable and other accrued liabilities of $212 million. The majority of these operations are expected to be transferred to AbbVie by the end of 2015.

As of March 31, 2014 and December 31, 2013, the aggregate amount due from Abbott totaled $540 million and $738 million, respectively, and was classified in accounts and other receivables, net, in the company’s condensed consolidated balance sheets. The aggregate amount due to Abbott totaled $517 million and $876 million as of March 31, 2014 and December 31, 2013, respectively, and was classified in accounts payable and accrued liabilities in the company’s condensed consolidated balance sheets.

Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended March 31,
(in millions)	2014	2013
Interest expense	$70	$72
Interest income	(5)	(6)
Interest expense, net	$65	$66

Inventories

(in millions)	March 31, 2014	December 31, 2013
Finished goods	$ 424	$485
Work-in-process	439	404
Raw materials	241	261
Inventories, net	$1,104	$1,150

Property and Equipment, Net

(in millions)	March 31, 2014	December 31, 2013
Property and equipment, gross	$7,016	$6,909
Less accumulated depreciation	(4,683)	(4,611)
Property and equipment, net	$2,333	$2,298

Depreciation expense for the three months ended March 31, 2014 and 2013 was $89 million and $92 million, respectively.

Note 3    Earnings Per Share

AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For the three months ended March 31, 2014, the two-class method was more dilutive. As such, the dilutive effect of outstanding restricted stock units (RSUs) and restricted stock awards (RSAs) for the three months ended March 31, 2014 of approximately 4 million shares was excluded from the denominator for the calculation of diluted EPS. These awards otherwise would have been included in the calculation of EPS under the treasury stock method. Additionally, all earnings (distributed and undistributed) allocable to participating securities, including performance-based awards not otherwise included in the calculation of EPS under the treasury stock method, was excluded from the numerator for the calculation of basic and diluted earnings per share under the two-class method. Earnings allocable to participating securities for the three months ended March 31, 2014 was $4 million.

For the three months ended March 31, 2014, approximately 1 million common shares issuable under stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

For the three months ended March 31, 2013, AbbVie determined the treasury stock method to be more dilutive. As a result, the dilutive effect of outstanding stock options as well as the dilutive effect of outstanding RSUs and RSAs of approximately 6 million shares were reflected in the denominator for the calculation of diluted EPS for the three months ended March 31, 2013.

Note 4    Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill was $6,271 million and $6,277 million at March 31, 2014 and December 31, 2013, respectively. Changes in the goodwill balance were due to foreign currency translation. As of March 31, 2014, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Intangible Assets, Net

The following table summarizes AbbVie’s intangible assets.

	March 31, 2014			December 31, 2013
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$4,742	$(3,593)	$1,149	$4,744	$(3,503)	$1,241
License agreements	1,017	(811)	206	994	(792)	202
Total definite-lived intangible assets	5,759	(4,404)	1,355	5,738	(4,295)	1,443
Indefinite-lived research and development	447	—	447	447	—	447
Total intangible assets	$6,206	$(4,404)	$1,802	$6,185	$(4,295)	$1,890

Intangible assets with finite useful lives are amortized over their estimated useful lives. Amortization expense was $110 million and $135 million for the three months ended March 31, 2014 and 2013, respectively, and is included in cost of products sold in the condensed consolidated statements of earnings.

The indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. There were no impairment charges recorded in the three months ended March 31, 2014 and 2013. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Note 5    Restructuring Plans

In 2013, AbbVie management approved plans to restructure certain commercial operations in conjunction with the loss and expected loss of exclusivity of certain products. Restructuring charges related to these plans were $2 million for the three months ended March 31, 2014 and were primarily recorded in SG&A in the condensed consolidated statements of earnings.

In 2012 and prior years, AbbVie management approved plans to realign its worldwide manufacturing operations and selected domestic and international commercial and research and development (R&D) operations in order to reduce costs. For the three months ended March 31, 2013, AbbVie incurred restructuring charges of approximately $9 million for employee severance and contractual obligations, with $7 million classified in cost of products sold and $2 million as SG&A expenses.

The following summarizes the cash activity in the restructuring reserve for the first three months of 2014.

(in millions)
Accrued balance at December 31, 2013	$191
2014 restructuring charges	2
Payments and other adjustments	(23)
Accrued balance at March 31, 2014	$170

Note 6    Financial Instruments and Fair Value Measures

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

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $2.7 billion and $1.5 billion at March 31, 2014 and December 31, 2013, respectively, are designated as cash flow hedges and are recorded at fair value. Accumulated gains and losses as of March 31, 2014 will be included in cost of products sold at the time the products are sold, generally not exceeding twelve months.

The company enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At March 31, 2014 and December 31, 2013, AbbVie held notional amounts of $6.3 billion and $5.3 billion, respectively, of such foreign currency forward exchange contracts.

AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, totaling $8.0 billion at both March 31, 2014 and December 31, 2013. The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of March 31, 2014.

	Derivatives in asset position		Derivatives in liability position
(in millions)	Fair value	Balance sheet caption	Fair value	Balance sheet caption
Interest rate swaps designated as fair value hedges	$—	n/a	$346	Long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	17	Prepaid expenses and other	36	Accounts payable and accrued liabilities
Others not designated as hedges	25	Prepaid expenses and other	35	Accounts payable and accrued liabilities
Total	$42		$417

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of December 31, 2013.

	Derivatives in asset position		Derivatives in liability position
(in millions)	Fair value	Balance sheet caption	Fair value	Balance sheet caption
Interest rate swaps designated as fair value hedges	$—	n/a	$432	Long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	—	Prepaid expenses and other	61	Accounts payable and accrued liabilities
Others not designated as hedges	17	Prepaid expenses and other	12	Accounts payable and accrued liabilities
Total	$17		$505

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table summarizes the activity for derivative instruments and the amounts and location of income (expense) and gain (loss) reclassified into income and for certain other derivative instruments for the three months ended March 31, 2014 and 2013, respectively. The amount of hedge ineffectiveness was not significant for the three months ended March 31, 2014 or 2013.

	(Loss) gain recognized in other comprehensive (loss) income		Income (expense) and gain (loss) reclassified into or recorded in net income
(in millions)	2014	2013	2014	2013	Income statement caption
Foreign currency forward exchange contracts —
Designated as cash flow hedges	$21	$9	$(12)	$—	Cost of products sold
Not designated as hedges	n/a	n/a	(1)	(9)	Net foreign exchange loss
Interest rate swaps designated as fair value hedges	n/a	n/a	86	(40)	Interest expense, net

The gain/(loss) related to fair value hedges is recognized in net interest expense and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to net interest expense for the three months ended March 31, 2014 and 2013.

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

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheet as of March 31, 2014.

		Basis of fair value measurement
(in millions)	Balance at March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$8,140	$618	$7,522	$—
Time deposits	960	—	960	—
Equity securities	12	12	—	—
Foreign currency contracts	42	—	42	—
Total assets	$9,154	$630	$8,524	$—
Liabilities
Interest rate hedges	$346	$—	$346	$—
Foreign currency contracts	71	—	71	—
Contingent consideration	27	—	—	27
Total liabilities	$444	$—	$417	$27

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

The fair values for time deposits included in cash and equivalents and short-term investments are determined based on a discounted cash flow analysis reflecting quoted market rates for the same or similar instruments. The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. Available-for-sale equity securities consists of investments for which the fair value is determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company are valued using publicized spot curves for interest rate hedges and publicized forward curves for foreign currency contracts. The contingent consideration is valued using a discounted cash flow technique that reflects management’s expectations about probability of payment.

Cumulative unrealized holding gains on available-for-sale equity securities totaled $2 million at both March 31, 2014 and December 31, 2013, respectively.

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments.

(in millions)
Fair value as of December 31, 2013	$165
Payments	(137)
Change in fair value recognized in net foreign exchange loss	(1)
Fair value as of March 31, 2014	$27

In connection with the acquisition of Solvay’s U.S. pharmaceuticals business in 2010, the achievement of a certain sales milestone resulted in a payment of approximately $137 million in the first quarter of 2014 for which a liability was previously established.

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. The carrying values and fair values of certain financial instruments as of March 31, 2014 and December 31, 2013 are shown in the table below.

	Book values		Approximate fair values
(in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Assets
Investments	$107	$108	$144	$129
Liabilities
Short-term borrowings	2	413	2	413
Current portion of long-term debt and lease obligations	18	18	18	18
Long-term debt and lease obligations, excluding fair value hedges	14,732	14,724	14,696	14,493

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of March 31, 2014.

		Basis of fair value measurement
(in millions)	Fair value at March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$144	$54	$31	$59
Total assets	$144	$54	$31	$59
Liabilities
Short-term borrowings	$2	$—	$2	$—
Current portion of long-term debt and lease obligations	18	—	18	—
Long-term debt and lease obligations, excluding fair value hedges	14,696	14,609	87	—
Total liabilities	$14,716	$14,609	$107	$—

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2013.

		Basis of fair value measurement
(in millions)	Fair value at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$129	$39	$30	$60
Total assets	$129	$39	$30	$60
Liabilities
Short-term borrowings	$413	$—	$413	$—
Current portion of long-term debt and lease obligations	18	—	18	—
Long-term debt and lease obligations, excluding fair value hedges	14,493	14,413	80	—
Total liabilities	$14,924	$14,413	$511	$—

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

Three U.S. wholesalers accounted for 34 percent and 38 percent of total net accounts receivable as of March 31, 2014 and December 31, 2013, respectively, and substantially all of AbbVie’s U.S. sales are to these three wholesalers. In addition, net governmental receivables outstanding in Greece, Portugal, Italy and Spain totaled $566 million at March 31, 2014 and $781 million at December 31, 2013.

HUMIRA is AbbVie’s single largest product and accounted for approximately 58 percent and 52 percent of AbbVie’s total net sales in the first three months ended March 31, 2014 and 2013, respectively.

Short-Term Borrowings

At December 31, 2013, short-term borrowings included $400 million of commercial paper borrowings. No commercial paper balances were outstanding as of March 31, 2014. The weighted-average interest rate on the commercial paper was 0.2% for the three months ended March 31, 2014. No borrowings were outstanding under the $2.0 billion unsecured bank credit facility as of March 31, 2014.

Note 7            Post-Employment Benefits

The following is the summary of net periodic benefit cost relating to the company’s defined benefit and other post-employment plans.

	Defined benefit plans		Other post- employment plans
for the three months ended March 31 (in millions)	2014	2013	2014	2013
Service cost	$43	$47	$5	$6
Interest cost	55	48	6	6
Expected return on plan assets	(75)	(66)	—	—
Amortization of actuarial losses and prior service costs	17	28	(1)	—
Net periodic benefit cost	$40	$57	$10	$12

AbbVie made voluntary contributions of $370 million in the first quarter of 2014 and $145 million in the first quarter of 2013 to its main domestic defined benefit pension plan.

Note 8            Equity

Stock-Based Compensation

Stock-based compensation expense was $106 million and $87 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, $68 million of stock-based compensation expense was classified in SG&A, $34 million in R&D and $4 million in cost of products sold. For the three months ended March 31, 2013, $57 million of stock-based compensation expense was classified in SG&A, $25 million in R&D and $5 million in cost of products sold.

Prior to separation, AbbVie employees participated in Abbott’s incentive stock program. The AbbVie 2013 Incentive Stock Program, adopted at the time of separation, facilitated the assumption of certain awards granted under Abbott’s incentive stock program and authorizes the post-separation grant of several different forms of benefits, including nonqualified stock options, RSAs, RSUs and performance-based RSAs and RSUs.

In connection with the separation, outstanding Abbott employee stock options, RSAs and RSUs previously issued under Abbott’s incentive stock program were adjusted and converted into new Abbott and AbbVie stock-based awards using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the separation. Upon the separation on January 1, 2013, holders of Abbott stock options, RSAs and RSUs generally received one AbbVie stock-based award for each Abbott stock-based award outstanding. These adjusted awards retained the vesting schedule and expiration date of the original awards. No awards have been granted to Abbott employees other than in connection with the separation.

Stock Options

AbbVie determines the fair value of stock options using the Black-Scholes model. The assumptions used in estimating the fair value of stock options granted during the three months ended March 31, 2014 and 2013, along with the grant-date fair value, were as follows.

	Three months ended March 31,
	2014	2013
Risk-free interest rate	1.9%	1.1%
Average life of options (years)	6.0	6.0
Volatility	27.01%	32.63%
Dividend yield	3.2%	4.3%
Fair value per stock option	$9.83	$6.87

The following table summarizes AbbVie stock option activity for both AbbVie and Abbott employees for the three months ended March 31, 2014.

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2013	35,994	$27.48
Granted	1,035	51.92
Exercised	(3,274)	28.86
Lapsed	(49)	23.89
Outstanding at March 31, 2014	33,706	28.10	3.8	$786
Exercisable at March 31, 2014	30,967	$27.02	3.3	$756

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last day of trading for the three months ended March 31, 2014. The total intrinsic value of options exercised in the three months ended March 31, 2014 and 2013 was $72 million and $42 million, respectively.

As of March 31, 2014, $5 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs & RSUs

The following table summarizes AbbVie RSA and RSU activity (including performance-based awards) for both AbbVie and Abbott employees for the three months ended March 31, 2014.

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2013	14,910	$32.07
Granted	4,482	51.23
Vested	(6,193)	29.05
Lapsed	(124)	32.71
Outstanding at March 31, 2014	13,075	$ 40.04
Unvested shares at March 31, 2014	12,771	$ 40.23

The fair value of RSAs and RSUs (including performance-based awards) is determined based on the number of shares granted and the quoted price of the company’s common stock on the date of the grant. The fair market value of RSAs and RSUs vested in the three months ended March 31, 2014 and 2013 was $314 million and $267 million, respectively. As of March 31, 2014, $280 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

Cash Dividends

On February 20, 2014, the board of directors declared a quarterly cash dividend of $0.42 per share, which represented an increase of 5 percent over the previous quarterly rate of $0.40 per share. The dividend is payable May 15, 2014 to stockholders of record at the close of business on April 15, 2014. Additionally, the quarterly cash dividend declared by the board of directors on December 12, 2013 of $0.40 per share of common stock for stockholders of record on January 15, 2014 was paid on February 14, 2014.

On January 4 and February 15, 2013, the board of directors declared quarterly cash dividends of $0.40 per share of common stock, which were paid on February 15 and May 15, 2013, respectively. The cash dividend of $0.40 per share of common stock declared on January 4, 2013 was declared from pre-separation earnings and was recorded as a reduction of additional paid-in capital.

Stock Repurchase Program

On February 15, 2013, AbbVie’s board of directors authorized a $1.5 billion stock repurchase program. Purchases of AbbVie shares may be made from time to time at management’s discretion depending on the company’s cash flows, net debt level and market conditions. The plan has no time limit and can be discontinued at any time. During the three months ended March 31, 2014, AbbVie repurchased approximately 5 million shares for $250 million in the open market. Shares repurchased under this program are recorded at acquisition cost, including related expenses, and are available for general corporate purposes. AbbVie’s remaining share repurchase authorization is $1.0 billion as of March 31, 2014. There were no share repurchases in the first quarter of 2013.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax for the three months ended March 31, 2014.

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains (losses) on marketable equity securities	Gains (losses) on hedging activities	Total
Balance as of December 31, 2013	$470	$(827)	$2	$(87)	$(442)
Other comprehensive (loss) income before reclassifications	(29)	—	—	21	(8)
Amounts reclassified from accumulated other comprehensive loss	—	12	—	12	24
Net current-period other comprehensive (loss) income	(29)	12	—	33	16
Balance as of March 31, 2014	$441	$(815)	$2	$(54)	$(426)

The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2014.

Type of reclassification (brackets denote loss)	Amount reclassified from accumulated other comprehensive loss (in millions)	Affected line item in the condensed consolidated statement of earnings
Pension and post-employment benefits
Amortization of actuarial losses and other	16	(a)
Tax expense	(4)
Total reclassification for the three months ended March 31, 2014, net of tax	$12

(a) Components are included in computation of net periodic benefit cost (see Note 7 for details)

Note 9    Income Taxes

The effective income tax rates were 23.8 percent and 21.9 percent in the first quarters of 2014 and 2013, respectively. The effective tax rates in both periods were less than the statutory federal income tax rate of 35 percent primarily due to the benefit of lower income tax rates in locations outside the United States and tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions. The increase in the effective tax rate in the first quarter of 2014 over the prior year was principally due to changes in the jurisdictional mix of earnings.

It is reasonably possible during the next twelve months that uncertain tax positions may be settled, and the gross unrecognized tax benefits balance may change up to $22 million. AbbVie and Abbott entered into a tax sharing agreement effective on the date of separation. For tax contingencies prior to the separation, Abbott will indemnify and hold AbbVie harmless if the tax positions are settled for amounts in excess of recorded liabilities, and AbbVie will not benefit if prior tax positions are resolved more favorably than recorded amounts.

Note 10  Legal Proceedings and Contingencies

Subject to certain exceptions specified in the separation agreement, AbbVie assumed the liability for, and control of, all pending and threatened legal matters related to its business, including liabilities for any claims or legal proceedings related to products that had been part of its business but were discontinued prior to the distribution, as well as assumed or retained liabilities, and will indemnify Abbott for any liability arising out of or resulting from such assumed legal matters. AbbVie is involved in various claims, legal proceedings and investigations, including those described below. The recorded accrual balance for litigation at March 31, 2014 was not significant. Within the next year, other legal proceedings may occur that may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all other proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, cash flows, or results of operations.

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

Several pending lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others were consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi District Litigation Rules as In re AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission (FTC), generally allege Solvay’s 2006 patent litigation involving AndroGel was sham litigation and the patent litigation settlement agreement and related agreements with three generic companies violate federal and state antitrust laws and state consumer protection and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. MDL 2084 includes: (a) three individual plaintiff lawsuits; (b) seven purported class actions; and (c) Federal Trade Commission v. Watson Pharmaceuticals, Inc. et al., filed in May 2009 in the United States District Court for the Northern District of Georgia. Following the district court’s dismissal of all plaintiffs’ claims, the FTC’s appeal led to its claim regarding the patent litigation settlement being reinstated. In February 2014, the United States Court of Appeals for the Eleventh Circuit remanded the private plaintiffs’ claims regarding the patent litigation settlement, which are proceeding with the FTC’s in discovery in the district court.

AbbVie is seeking to enforce its patent rights relating to testosterone gel (a drug AbbVie sells under the trademark AndroGel® 1.62%). In a case filed in the United States District Court for the District of Delaware in February 2013, AbbVie alleges that Perrigo Company’s and Perrigo Israel Pharmaceutical Ltd.’s proposed generic product infringes AbbVie patents and seeks declaratory and injunctive relief. In a second case filed in the United States District Court for the District of Delaware in March 2013, AbbVie alleges that Watson Laboratories Inc.’s and Actavis Inc.’s proposed generic product infringes AbbVie’s patents and seeks declaratory and injunctive relief.

AbbVie is seeking to enforce its patent rights relating to ritonavir/lopinavir tablets (a drug AbbVie sells under the trademark Kaletra®). In a case filed in the United States District Court for the Northern District of Illinois in March 2009, AbbVie alleges that Matrix Laboratories, Inc.’s, Matrix Laboratories, Ltd.’s, and Mylan, Inc.’s proposed generic products infringe AbbVie’s patents and seeks declaratory and injunctive relief. Upon Matrix’s motion in November 2009, the court granted a five-year stay of the litigation unless good cause to lift the stay is shown.

AbbVie is seeking to enforce its patent rights relating to ritonavir tablets (a drug AbbVie sells under the trademark Norvir®). In a case pending in the United States District Court for the Southern District of Ohio since April 2012, AbbVie alleges that Roxane Laboratories, Inc.’s (Roxane) proposed generic product infringes AbbVie’s patents and seeks declaratory and injunctive relief. In another case filed in the United States District Court for the Southern District of Ohio in July 2013, AbbVie alleges that Roxane’s proposed generic ritonavir product infringes additional AbbVie patents and seeks declaratory and injunctive relief on these additional patents. In a separate case filed in the United States District Court for the District of Delaware in May 2013, AbbVie alleges that Hetero USA Inc.’s and Hetero Labs Limited’s proposed generic ritonavir tablets product infringes AbbVie’s patents and seeks declaratory and injunctive relief.

AbbVie is seeking to enforce certain patent rights that cover the use of fully human anti-TNF alpha antibodies with methotrexate to treat rheumatoid arthritis. In a case filed in the United States District Court for the District of Massachusetts in May 2009, AbbVie alleges Centocor Ortho Biotech, Inc.’s (now Janssen Biotech, Inc.’s) product Simponi® infringes AbbVie’s patents and seeks damages and injunctive relief.

In November 2007, GlaxoSmithKline filed a lawsuit against Abbott Laboratories in the United States District Court for the Northern District of California alleging that Abbott violated antitrust laws in connection with the 2003 Norvir re-pricing. In March 2011, a jury found that Abbott did not violate antitrust laws, but breached its license agreement with the plaintiff. In January 2014, a 3-judge panel of the United States Court of Appeals for the Ninth Circuit reversed this verdict and remanded the case for a new trial due to the alleged improper exclusion of a potential juror. In March 2014, the Ninth Circuit instructed the parties to file briefs on whether the Ninth Circuit should rehear the case en banc. AbbVie assumed the liability for and control of certain legal matters, including this proceeding, in connection with its separation from Abbott.

Note 11  Segment Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie’s U.S. sales are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. Worldwide net sales of key products were as follows.

	Three months ended March 31,
(in millions)	2014	2013
HUMIRA	$2,637	$2,244
Synagis	354	345
AndroGel	254	240
Kaletra	195	219
Lupron	189	181
Synthroid	157	119
Sevoflurane	142	137
Creon	107	90
Duodopa	52	39
Dyslipidemia products	96	344
All other	380	371
Net sales	$4,563	$4,329

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of March 31, 2014 and December 31, 2013 and the results of operations for the three months ended March 31, 2014 and 2013. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in “Item 1. Financial Statements and Supplementary Data.”

EXECUTIVE OVERVIEW

Company Overview

AbbVie is a global, research-based biopharmaceutical company. AbbVie develops and markets advanced therapies that address some of the world’s most complex and serious diseases. AbbVie products are used to treat chronic autoimmune diseases, including rheumatoid arthritis, psoriasis, and Crohn’s disease; HIV; endometriosis; thyroid disease; Parkinson’s disease; and complications associated with chronic kidney disease and cystic fibrosis, among other health conditions such as low testosterone. AbbVie also has a pipeline of promising new medicines, including more than 20 compounds or indications in Phase II or Phase III development across such important medical specialties as immunology, virology, oncology, renal disease, neurological diseases and women’s health.

In the United States, AbbVie’s products are generally sold directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie has approximately 25,000 employees and its products are sold in over 170 countries. AbbVie operates in one business segment—pharmaceutical products.

AbbVie’s long-term strategy is to maximize its existing portfolio of products through new indications, share gains, increased geographic expansion in underserved markets while also advancing its new product pipeline to meet unmet medical needs. To successfully execute its long-term strategy, AbbVie will focus on expanding HUMIRA sales, advancing the pipeline, expanding its presence in emerging markets and managing its product portfolio to maximize value.

Financial Results

Worldwide net sales for the three months ended March 31, 2014 totaled $4.563 billion, an increase of 5 percent, driven primarily by the continued strength of HUMIRA and double-digit sales growth from key products including Synthroid, Creon and Duodopa. Growth in these key products was partially offset by the continuing impact of the loss of exclusivity in the company’s lipid franchise in 2013. Generic competition began in November 2012 for TriCor, July 2013 for TRILIPIX and September 2013 for Niaspan, resulting in the loss of $248 million of revenue in the three months ended March 31, 2014 over the prior year. The company’s financial performance also included delivering fully diluted earnings per share of $0.61, while increasing funding in support of AbbVie’s emerging mid-and late-stage pipeline assets and the continued support of additional HUMIRA indications. In the three months ended March 31, 2014, the company generated cash flows from operations of $624 million.

Research and Development

Research and innovation continues to be a key strategic priority for AbbVie. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.

AbbVie’s pipeline includes more than 20 compounds or indications in Phase II or III development individually or under collaboration or license agreements. Of these programs, approximately 12 are in Phase III development or in registration. AbbVie expects several Phase II programs to transition into Phase III programs during 2014. Research and development (R&D) is focused on therapeutic areas that include immunology, virology, oncology, renal disease, neurological diseases, and women’s health, among others.

During the first quarter of 2014, AbbVie continued to execute on its long-term strategy of advancing its new product pipeline and maximizing its existing portfolio through new indications and formulations. Significant recent developments in R&D included the following:

•                  AbbVie recently submitted its U.S. regulatory application for its interferon-free combination for patients with genotype 1 hepatitis C virus (HCV). AbbVie plans to submit applications for regulatory approval of its regimen in the European Union in early May 2014. The company expects U.S. commercialization in 2014 and European approval in early 2015.

•                  AbbVie announced the initiation of a global Phase III clinical trial evaluating the safety and efficacy of its investigational compound, veliparib (ABT-888), in patients with previously untreated locally advanced or metastatic squamous non-small cell lung cancer (NSCLC). In addition, AbbVie initiated a Phase III clinical trial to evaluate the safety and efficacy of veliparib when added to carboplatin, a chemotherapy, in women with early-stage, triple negative breast cancer.

•                  AbbVie initiated a Phase III evaluation for its next generation Bcl-2 inhibitor, ABT-199, for chronic lymphocytic leukemia in collaboration with AbbVie’s development partner, Roche Holding AG.

•                  AbbVie announced the initiation of a Phase III clinical trial that will evaluate the use of HUMIRA as a treatment for fingernail psoriasis in patients with moderate to severe chronic plaque psoriasis.

•                  AbbVie discontinued its Phase IIb study for the use of ABT-719 for the treatment of acute kidney injury associated with major cardiac and vascular surgeries.

•                  The company received a complete response letter from the U.S. Food and Drug Administration (FDA) with respect to the company’s levodopa-carbidopa intestinal gel for the treatment of Parkinson’s disease. The letter principally related to the use of the delivery system, and did not identify safety issues or request additional clinical trials. This product is sold under the name Duodopa outside the United States.

For a more comprehensive discussion of AbbVie’s products and pipeline, refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Net Sales

			Percent change
	Three months ended March 31,		At actual currency rates	At constant currency rates
(in millions)	2014	2013	2014	2014
United States	$2,226	$2,122	5%	5%
International	2,337	2,207	6%	9%
Net sales	$4,563	$4,329	5%	7%

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

Sales growth in the three months ended March 31, 2014 was driven by the continued strength of HUMIRA, both in the United States and internationally as well as sales growth in key products including Synthroid, Creon and Duodopa. Sales increased in the quarter despite the continued decline in AbbVie’s lipid franchise due to the loss of exclusivity and unfavorable foreign exchange rate fluctuations.

The following table details the sales of key products.

			Percent change
	Three months ended March 31,		At actual currency rates	At constant currency rates
(in millions)	2014	2013	2014	2014
HUMIRA
United States	$1,192	$956	25%	25%
International	1,445	1,288	12%	14%
Total	$2,637	$2,244	18%	18%
Synagis
International	$354	$345	3%	9%
AndroGel
United States	$254	$240	6%	6%
Kaletra
United States	$54	$52	2%	2%
International	141	167	-16%	-13%
Total	$195	$219	-11%	-9%
Lupron
United States	$140	$125	12%	12%
International	49	56	-14%	-8%
Total	$189	$181	4%	6%
Synthroid
United States	$157	$119	32%	32%
Sevoflurane
United States	$19	$16	16%	16%
International	123	121	2%	5%
Total	$142	$137	3%	6%
Creon
United States	$107	$90	18%	18%
Duodopa
International	$52	$39	32%	29%
Dyslipidemia products
United States	$96	$344	-72%	-72%
Other	$380	$371	3%	4%
Total	$4,563	$4,329	5%	7%

On a constant currency basis, global HUMIRA sales increased 18 percent primarily as a result of continued market growth across therapeutic categories and geographies, higher market share and higher pricing in certain geographies. In the United States, HUMIRA sales continued to expand across therapeutic categories. Internationally, growth is driven by the continued uptake of new indications, increased market share and market growth in most key countries. AbbVie is pursuing several new indications to help further differentiate from competitive products and add to the sustainability and future growth of HUMIRA.

Sales for Synagis increased 9 percent in the first quarter of 2014 reflecting seasonal demand. Synagis is a seasonal product with the majority of sales occuring in the first and fourth quarters.

AndroGel sales in the first quarter of 2014 increased 6 percent, benefitting from a favorable comparison versus 2013. While AndroGel continues to gain market share, the overall U.S. testosterone replacement market is experiencing a decline. AndroGel 1% sales are expected to be impacted by generic competition in early 2015.

Global sales of Kaletra declined in the first quarter of 2014 primarily due to lower market share resulting from the impact of competition.

Sales of Creon continued to grow in the first quarter of 2014. Creon maintains market leadership in the pancreatic enzyme market and continues to capture the vast majority of new prescription starts. In the first quarter of 2013, the U.S. FDA approved a new dosage strength of Creon 36,000 lipase-unit capsules for patients with exocrine pancreatic insufficiency.

Sales of Duodopa, AbbVie’s therapy for advanced Parkinson’s disease currently approved in Europe and other international markets, increased 29 percent on a constant currency basis. Duodopa is currently under regulatory review in the United States and a regulatory decision is expected in 2014.

Sales for AbbVie’s consolidated lipid franchise, which includes TriCor, TRILIPIX and Niaspan, declined 72 percent in the first quarter of 2014 due to the introduction of generic versions of these products in the U.S. market. Generic competition began in November 2012 for TriCor, in July 2013 for TRILIPIX, and in September 2013 for Niaspan.

Gross Margin

	Three months ended March 31,		Percent change
(in millions)	2014	2013	2014
Gross margin	$3,463	$3,176	9%
as a % of net sales	76%	73%

The gross profit margin in the first quarter of 2014 reflected the favorable impact of product mix across the product portfolio, including HUMIRA, operational efficiencies and lower amortization expense for intangible assets, partially offset by the effect of unfavorable foreign exchange rates and loss of exclusivity for the lipid franchise.

Selling, General and Administrative

	Three months ended March 31,		Percent change
(in millions)	2014	2013	2014
Selling, general and administrative	$1,340	$1,237	8%
as a % of net sales	29%	29%

Selling, general and administrative (SG&A) expenses in the first quarter of 2014 and 2013 included $77 million and $29 million, respectively, of costs associated with the separation of AbbVie from Abbott Laboratories (Abbott). The increases in SG&A expenses in the first quarter of 2014 were due primarily to increased selling and marketing support for new, including preparations for the expected launch of AbbVie’s interferon-free HCV combination, and existing products, including continued spending for HUMIRA.

Research and Development and Acquired In-Process Research and Development

	Three months ended March 31,		Percent change
(in millions)	2014	2013	2014
Research and development	$772	$634	22%
as a % of net sales	17%	15%

R&D expense in the first quarter of 2014 reflects added funding to support the company’s emerging mid- and late-stage pipeline assets and the continued pursuit of additional HUMIRA indications.

Interest Expense, Net

Interest expense, net, which was comprised primarily of interest expense on outstanding debt, partially offset by interest income, was $65 million and $66 million for the three months ended March 31, 2014 and 2013, respectively.

Income Tax Expense

The effective income tax rates were 23.8 percent and 21.9 percent in the first quarters of 2014 and 2013, respectively. The effective tax rates in both periods were less than the statutory federal income tax rate of 35 percent principally due to the benefit of lower statutory tax rates and tax exemptions in certain foreign jurisdictions. The increase in the effective tax rate in the first quarter of 2014 over the prior year was primarily due to changes in the jurisdictional mix of earnings.

AbbVie expects that its effective income tax rate in 2014 will be approximately 22 percent, excluding any discrete items.

Transition from Abbott and Cost to Operate as an Independent Company

On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott of 100 percent of the outstanding common stock of AbbVie to Abbott’s shareholders (the separation). Prior to the separation, Abbott provided AbbVie certain services, which included administration of treasury, payroll, employee compensation and benefits, travel and meeting services, public and investor relations, real estate services, internal audit, telecommunications, information technology, corporate income tax and selected legal services. Some of these services continue to be provided to AbbVie on a temporary basis after the separation pursuant to certain transition services agreements with Abbott. As a result, AbbVie has and will continue to incur additional ongoing operating expenses to operate as an independent company, including the cost of various corporate headquarters functions, incremental information technology-related costs, and incremental costs to operate a stand-alone back office infrastructure outside the United States.

AbbVie’s transition services agreements with Abbott in the United States cover certain corporate support services that AbbVie has historically received from Abbott. Such services include information technology, accounts payable, payroll, and other financial functions, as well as engineering support for various facilities, quality assurance support, and other administrative services. The terms of the services under the agreements vary by activity. These agreements facilitate the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office functions across its organization.

As of the date of the separation, AbbVie did not have sufficient back office infrastructure to operate in markets outside the United States. As a result, AbbVie entered into transition services agreements with Abbott to provide services outside the United States, including back office services in certain countries, for up to two years after separation. The back office services provided include information technology, accounts payable, payroll, receivables collection, treasury and other financial functions, as well as order entry, warehousing, and other administrative services. These transition services agreements have allowed AbbVie to operate its international pharmaceuticals business independently prior to establishing a stand-alone back office infrastructure for all countries. During the transition from Abbott, AbbVie has and will continue to incur non-recurring expenses to expand its international infrastructure. In addition, in certain international markets as of the date of the separation and as of March 31, 2014, certain marketing authorizations to sell AbbVie’s products continued to be held by Abbott until such authorizations could be transferred through the applicable regulatory channels.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,

(in millions)	2014	2013
Cash flows provided by/(used in):
Operating activities	$ 624	$1,187
Investing activities	(797)	1,487
Financing activities	(1,277)	(1,582)

Cash flows provided by operations for the first three months of 2014 was $624 million compared to $1,187 million for the first three months of 2013. Cash provided by operating activities in the first three months of 2014 and 2013 includes voluntary contributions to the company’s main domestic defined benefit plan of $370 million and $145 million, respectively.

Cash flows from investing activities for the three months ended 2014 and 2013 reflected capital expenditures and net sales (purchases) of short-term investments.

During the three months ended March 31, 2014 and 2013, the company issued and redeemed commercial paper. The balance of commercial paper outstanding at December 31, 2013 was $400 million. No commercial paper borrowings were outstanding at March 31, 2014. The weighted-average interest rates for the three months ended March 31, 2014 and 2013 were 0.2% and 0.3%, respectively. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.

The company’s cash and equivalents and short-term investments decreased from $9,895 million at December 31, 2013 to $9,100 million at March 31, 2014. While a significant portion of cash and equivalents at March 31, 2014 are considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at March 31, 2014 has been reinvested indefinitely.

Dividends of $641 million were paid on February 14, 2014 to stockholders of record on January 15, 2014 at $0.40 per share. On February 20, 2014, the board of directors declared a quarterly cash dividend of $0.42 per share for stockholders of record on April 15, 2014, payable on May 15, 2014. The timing, declaration, amount of, and payment of any dividends is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors. Cash dividends paid in the first quarter of 2013 were $636 million.

In February 2013, AbbVie’s board of directors authorized a $1.5 billion common stock repurchase program, which was effective immediately. Purchases of AbbVie shares may be made from time to time at management’s discretion. The plan has no time limit and can be discontinued at any time. During the three months ended March 31, 2014, the company repurchased approximately 5 million shares for $250 million in the open market. As of March 31, 2014, approximately $1 billion remained available under the February 2013 authorization. There were no share repurchases in the first quarter of 2013.

Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with governmental health systems. AbbVie continues to monitor the economic health of the economy in Southern Europe, as heightened economic concerns still exist. Outstanding net governmental receivables in these countries at March 31, 2014 and December 31, 2013 were as follows.

	Net receivables		Net receivables over one year past due
(in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Greece	$49	$37	$—	$—
Portugal	61	59	7	3
Italy	264	245	23	22
Spain	192	440	—	135
Total	$566	$781	$30	$160

AbbVie monitors economic conditions, the creditworthiness of customers, and government regulations and funding, both domestically and abroad. AbbVie regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. AbbVie establishes an allowance against accounts receivable when it is probable they will not be collected. AbbVie also monitors the potential for and periodically has utilized factoring arrangements to mitigate credit risk although the receivables included in such arrangements have historically not been a material amount of total outstanding receivables. Currently, AbbVie does not believe the economic conditions in Southern Europe will have a material impact on the company’s liquidity, cash flow or financial flexibility.

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $2.0 billion unsecured five-year revolving credit facility from a syndicate of lenders, which also supports commercial paper borrowings. The credit facility enables the company to borrow funds at floating interest rates. At March 31, 2014, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility are not material. There were no amounts outstanding on the credit facility as of March 31, 2014 and December 31, 2013.

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

Credit Ratings

On March 4, 2014, Moody’s affirmed its rating of Baa1 and revised its ratings outlook to “positive” from “stable”. There were no other changes in the company’s credit ratings in the first three months of 2014. Refer to the 2013 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact the company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of the company’s significant accounting policies is included in Note 2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the company’s application of its critical accounting polices during the first three months of 2014.

Forward-Looking Statements

Some statements in this quarterly report on Form 10-Q may be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project” and similar expressions, among others, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, and changes to laws and regulations applicable to our industry. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2013, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to risk that its earnings, cash flows and equity could be adversely impacted by changes in foreign exchange rates and interest rates. Certain derivative instruments are used when available on a cost-effective basis to hedge the company’s underlying economic exposures. Refer to Note 6 entitled “Financial Instruments and Fair Value Measures” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data” for further information regarding the company’s financial instruments and hedging strategies.

Foreign Currency Risk

AbbVie’s primary net foreign currency exposures are the Euro, British pound and Japanese yen. Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive loss. Deferred gains or losses on these contracts are included in cost of products sold at the time the products are sold to a third party, generally not exceeding twelve months. At March 31, 2014 and December 31, 2013, AbbVie held $2.7 billion and $1.5 billion, respectively, in notional amounts of such contracts.

AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts, which are not designated as hedges, are marked-to-market, and resulting gains or losses are reflected in net foreign exchange loss and are generally offset by losses or gains on the foreign currency exposure being managed. At March 31, 2014 and December 31, 2013, AbbVie held notional amounts of $6.3 billion and $5.3 billion, respectively, of such foreign currency forward exchange contracts.

The following table reflects the total foreign currency forward contracts outstanding at March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$7,205	1.381	$(21)	$4,650	1.359	$(56)
British pound	389	1.643	(4)	492	1.638	(3)
Japanese yen	422	101.9	4	401	103.2	7
All other currencies	1,013	N/A	(8)	1,308	N/A	(4)
Total	$9,029		$(29)	$6,851		$(56)

The company estimates that a 10 percent appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $901 million at March 31, 2014. If realized, this appreciation would negatively affect earnings over the remaining life of the contacts. A 10 percent appreciation is believed to be a reasonably possible near-term change in foreign currencies. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange.

Currency restrictions enacted in Venezuela require AbbVie to obtain approval from the Venezuelan government to exchange Venezuelan bolivars for U.S. dollars and require such exchange to be made at the official exchange rate established by the government. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a loss of $11 million in the first quarter of 2013 recorded in net foreign exchange loss on the condensed consolidated statement of earnings.

Interest Rate Risk

Interest rate swaps are used to manage the company’s exposure of changes in interest rates on the fair value of fixed-rate debt. The effect of these hedges is to change the fixed interest rate to a variable rate. AbbVie does not use derivative instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for investment securities. At both March 31, 2014 and December 31, 2013, AbbVie had interest rate hedge contracts totaling $8.0 billion. The company estimates that an increase in the interest rates of 100-basis points would decrease the fair value of our interest rate swap contracts by approximately $395 million at March 31, 2014. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100-basis points in long-term interest rates would decrease the fair value of long-term debt by $831 million at March 31, 2014. A 100-basis point change is believed to be a reasonably possible near-term change in interest rates.

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

Internal Control Over Financial Reporting

Changes in internal control over financial reporting. As part of its separation from Abbott, AbbVie began a phased global implementation of a new enterprise resource planning system, related technology infrastructure and transaction processing services to replace the information technology infrastructure and transactional services provided to AbbVie by Abbott under various transition services agreements. These initiatives, which are expected to be completed in 2015, will include modifications to the design and operation of controls over financial reporting. AbbVie reviews these controls for design effectiveness prior to the implementation of each phase.

There were no other changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended March 31, 2014.

Inherent Limitations on Effectiveness of Controls. AbbVie’s management, including its Chief Executive Officer and its Chief Financial Officer, do not expect that AbbVie’s disclosure controls or internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information pertaining to legal proceedings is provided in Note 10 entitled “Legal Proceedings and Contingencies” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” and is incorporated by reference herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	97,065(1)	$50.67	0	$1,277,633,716(2)
February 1, 2014 – February 28, 2014	64,978(1)	$49.72	0	$1,277,633,716(2)
March 1, 2014 – March 31, 2014	4,774,177(1)	$52.59	4,753,964	$1,027,585,170(2)
Total	4,936,220(1)	$52.52	4,753,964	$1,027,585,170(2)

1.              Included in these shares are the following:

(i)    the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options—97,065 in January; 64,978 in February; and 11,413 in March; and

(ii)   the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan—0 in January; 0 in February; and 8,800 in March.

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
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: May 9, 2014

EXHIBIT INDEX

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 9, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.