Form 10-Q
period 2014-06-30
AbbVie Inc.
filed 2014-08-07
CIK 1551152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, AbbVie Inc. had 1,591,699,124 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Net sales	$4,926	$4,692	$9,489	$9,021

Cost of products sold	1,113	1,054	2,213	2,207
Selling, general and administrative	1,448	1,406	2,788	2,643
Research and development	834	709	1,606	1,343
Acquired in-process research and development	16	70	16	70
Total operating costs and expenses	3,411	3,239	6,623	6,263
Operating earnings	1,515	1,453	2,866	2,758

Interest expense, net	69	75	134	141
Net foreign exchange loss	5	14	8	29
Other expense (income), net	8	(4)	5	(19)
Earnings before income tax expense	1,433	1,368	2,719	2,607
Income tax expense	335	300	641	571
Net earnings	$1,098	$1,068	$2,078	$2,036

Per share data
Basic earnings per share	$0.69	$0.67	$1.30	$1.28
Diluted earnings per share	$0.68	$0.66	$1.29	$1.27
Cash dividends declared per common share	$0.42	$0.40	$0.84	$1.20	(a)

Weighted-average basic shares outstanding	1,594	1,589	1,594	1,586
Weighted-average diluted shares outstanding	1,608	1,609	1,608	1,605

(a)            On January 4, 2013, a cash dividend of $0.40 per share of common stock was declared from pre-separation earnings and was recorded as a reduction of additional paid-in capital. Refer to Note 9 for additional information regarding cash dividends declared during the six months ended June 30, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Net earnings	$1,098	$1,068	$2,078	$2,036

Foreign currency translation adjustments	(38)	50	(67)	(182)

Pension and post-employment benefits, net of tax expense of $5 and $9 for the three months ended June 30, 2014 and 2013, respectively, and $9 and $18 for the six months ended June 30, 2014 and 2013, respectively	11	16	23	35

Unrealized losses on marketable equity securities	—	—	—	(1)

Hedging activities, net of tax expense of $0 and $0 for the three months ended June 30, 2014 and 2013, respectively and $2 and $2 for the six months ended June 30, 2014 and 2013, respectively	33	2	66	11
Other comprehensive income (loss)	6	68	22	(137)
Comprehensive income	$1,104	$1,136	$2,100	$1,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets
Cash and equivalents	$9,086	$9,595
Short-term investments	1,160	300
Accounts and other receivables, net	3,684	3,854
Inventories, net	1,048	1,150
Income tax receivable	127	949
Deferred income taxes	1,104	766
Prepaid expenses and other	1,585	1,234
Total current assets	17,794	17,848

Investments	130	118
Property and equipment, net	2,387	2,298
Intangible assets, net of amortization	1,695	1,890
Goodwill	6,244	6,277
Other assets	795	767
Total assets	$29,045	$29,198

Liabilities and Equity
Current liabilities
Short-term borrowings	$251	$413
Current portion of long-term debt and lease obligations	20	18
Accounts payable and accrued liabilities	6,046	6,448
Total current liabilities	6,317	6,879

Long-term liabilities	3,040	3,535
Long-term debt and lease obligations	14,470	14,292

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, authorized 4,000,000,000 shares, issued 1,605,362,435 and 1,594,260,996 shares as of June 30, 2014 and December 31, 2013, respectively	16	16
Common stock held in treasury, at cost, 13,663,311 and 6,900,434 shares as of June 30, 2014 and December 31, 2013, respectively	(673)	(320)
Additional paid-in-capital	3,996	3,671
Retained earnings	2,299	1,567
Accumulated other comprehensive loss	(420)	(442)
Total stockholders’ equity	5,218	4,492

Total liabilities and equity	$29,045	$29,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2014	2013
Cash flows from operating activities
Net earnings	$2,078	$2,036
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	192	192
Amortization of intangible assets	209	271
Stock-based compensation	154	133
Acquired in-process research and development	16	70
Other, net	(60)	33
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	120	585
Inventories	97	(50)
Prepaid expenses and other assets	(248)	136
Accounts payable and other liabilities	(217)	(182)
Cash flows from operating activities	2,341	3,224

Cash flows from investing activities
Acquisitions and investments, net of cash acquired	(17)	(134)
Acquisitions of property and equipment	(279)	(207)
Purchases of investment securities	(1,160)	(14)
Sales and maturities of investment securities	300	2,075
Cash flows from investing activities	(1,156)	1,720

Cash flows from financing activities
Net change in short-term borrowings	(162)	(604)
Dividends paid	(1,314)	(1,274)
Purchases of treasury stock	(353)	(121)
Proceeds from the exercise of stock options	127	190
Net transactions with Abbott Laboratories, excluding noncash items	53	(172)
Other, net	(43)	(101)
Cash flows from financing activities	(1,692)	(2,082)

Effect of exchange rate changes on cash and equivalents	(2)	(20)

Net (decrease) increase in cash and equivalents	(509)	2,842
Cash and equivalents, beginning of period	9,595	5,901

Cash and equivalents, end of period	$9,086	$8,743

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

During the three and six months ended June 30, 2014 and 2013, AbbVie incurred certain separation-related expenses, including legal, information technology and regulatory fees, which were principally classified in selling, general and administrative expenses (SG&A). Separation-related expenses for the three months ended June 30, 2014 and 2013, respectively, were $110 million and $67 million, respectively, and were $190 million and $100 million for the six months ended June 30, 2014 and 2013, respectively.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of AbbVie have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the company’s financial position and operating results. Net sales and net earnings for any interim period are not necessarily indicative of future or annual results.

For a certain portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and satisfy other regulatory requirements in certain countries. Under the terms of the separation agreement with Abbott, AbbVie is responsible for the business activities conducted by Abbott on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in AbbVie’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2014. Net sales related to these operations for the three and six months ended June 30, 2014 totaled approximately $75 million and $142 million, respectively. At June 30, 2014, the assets and liabilities consisted primarily of accounts receivable of $47 million, inventories of $18 million, other assets of $69 million, and accounts payable and other accrued liabilities of $92 million. At December 31, 2013, the assets and liabilities consisted primarily of accounts receivable of $62 million, inventories of $190 million, other assets of $93 million and accounts payable and other accrued liabilities of $212 million. The majority of these operations are expected to be transferred to AbbVie by the end of 2015.

As of June 30, 2014 and December 31, 2013, the aggregate amount due from Abbott totaled $556 million and $738 million, respectively, and was classified in accounts and other receivables, net, in AbbVie’s condensed consolidated balance sheets. The aggregate amount due to Abbott totaled $563 million and $876 million as of June 30, 2014 and December 31, 2013, respectively, and was classified in accounts payable and accrued liabilities in AbbVie’s condensed consolidated balance sheets.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs–Contracts with Customers (Subtopic 340-40). The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements.

Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Interest expense	$73	$79	$143	$151
Interest income	(4)	(4)	(9)	(10)
Interest expense, net	$69	$75	$134	$141

Inventories, Net

(in millions)	June 30, 2014	December 31, 2013
Finished goods	$320	$485
Work-in-process	466	404
Raw materials	262	261
Inventories, net	$1,048	$1,150

Property and Equipment, Net

(in millions)	June 30, 2014	December 31, 2013
Property and equipment, gross	$7,147	$6,909
Less accumulated depreciation	(4,760)	(4,611)
Property and equipment, net	$2,387	$2,298

Depreciation expense for the three months ended June 30, 2014 and 2013 was $103 million and $100 million, respectively, and was $192 million and $192 million for the six months ended June 30, 2014 and 2013, respectively.

Note 3    Earnings Per Share

AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For the three and six months ended June 30, 2014, the two-class method was more dilutive. As such, the dilutive effect of outstanding restricted stock units (RSUs) and restricted stock awards (RSAs) for the three and six months ended June 30, 2014 of approximately 3 million and 4 million shares, respectively, were excluded from the denominator for the calculation of diluted EPS. These awards otherwise would have been included in the calculation of EPS under the treasury stock method. Additionally, all earnings (distributed and undistributed) allocable to participating securities, including performance-based awards not otherwise included in the calculation of EPS under the treasury stock method, was excluded from the numerator for the calculation of basic and diluted earnings per share under the two-class method. Earnings allocable to participating securities for the three and six months ended June 30, 2014 was $7 million and $11 million, respectively.

For both the three and six months ended June 30, 2014, approximately 1 million common shares issuable under stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

For both the three and six months ended June 30, 2013, AbbVie determined the treasury stock method to be more dilutive. As a result, the dilutive effect of outstanding stock options as well as the dilutive effect of outstanding RSUs and RSAs of approximately 4 million shares were reflected in the denominator for the calculation of diluted EPS for both the three and six months ended June 30, 2013. For both the three and six months ended June 30, 2013, approximately 1 million common shares were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Note 4    Acquisitions, Collaborations and Other Arrangements

In the first half of 2014 and 2013, cash outflows related to collaborations, the acquisition of product rights and other arrangements totaled $17 million and $134 million, respectively. The company recorded acquired in-process research and development (IPR&D) charges of $16 million and $70 million for the three and six months ended June 30, 2014 and 2013, respectively. No material transactions related to significant arrangements were recognized during the first half of 2014.

In May 2013, AbbVie entered into a global collaboration with Alvine Pharmaceuticals, Inc. to develop ALV003, a novel oral treatment for patients with celiac disease. As part of the agreement, AbbVie made an initial upfront payment of $70 million, which was expensed to IPR&D in the three months ended June 30, 2013. AbbVie could make additional payments totaling up to $275 million pursuant to this arrangement.

Note 5    Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill was $6,244 million and $6,277 million at June 30, 2014 and December 31, 2013, respectively. Changes in the goodwill balance during the first  six months ended June 30, 2014 were primarily due to foreign currency translation. As of June 30, 2014, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Intangible Assets, Net

The following table summarizes AbbVie’s intangible assets.

	June 30, 2014			December 31, 2013
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$4,733	$(3,670)	$1,063	$4,744	$(3,503)	$1,241
License agreements	1,017	(831)	186	994	(792)	202
Total definite-lived intangible assets	5,750	(4,501)	1,249	5,738	(4,295)	1,443
Indefinite-lived research and development	446	—	446	447	—	447
Total intangible assets, net	$6,196	$(4,501)	$1,695	$6,185	$(4,295)	$1,890

Intangible assets with finite useful lives are amortized over their estimated useful lives. Amortization expense was $99 million and $136 million for the three months ended June 30, 2014 and 2013, respectively, and $209 million and $271 million for the six months ended June 30, 2014 and 2013, respectively, and is included in cost of products sold in the condensed consolidated statements of earnings.

The indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. No impairment charges were recorded in the six months ended June 30, 2014 and 2013. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Note 6    Restructuring Plans

In 2013 and prior years, AbbVie management approved plans to realign its worldwide manufacturing operations and selected domestic and international commercial and research and development (R&D) operations in order to reduce costs. In the three months ended June 30, 2013, AbbVie management approved plans to restructure certain commercial operations in conjunction with the loss and expected loss of exclusivity of certain products.

Restructuring charges for the three and six months ended June 30, 2014 were $5 million and $9 million, respectively. These charges were primarily recorded in cost of goods sold in the condensed consolidated statements of earnings and primarily related to employee severance.

Restructuring charges for the three and six months ended June 30, 2013 were $55 million and $64 million, respectively. These charges were primarily recorded in cost of goods sold and SG&A in the condensed consolidated statements of earnings, with the remainder recorded within R&D. Included in the charges were cash costs of $51 million and $60 million for the three and six months ended June 30, 2013, respectively, which primarily consisted of employee severance and contractual obligations. In addition, cost of goods sold reflects a $23 million reversal of a previously recorded restructuring reserve due to the company’s re-evaluation of a prior year decision to exit a manufacturing facility.

The following summarizes the cash activity in the restructuring reserve for the first six months of 2014.

(in millions)
Accrued balance at December 31, 2013	$191
2014 restructuring charges	7
Payments and other adjustments	(38)
Accrued balance at June 30, 2014	$160

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

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $2.5 billion and $1.5 billion at June 30, 2014 and December 31, 2013, respectively, are designated as cash flow hedges and are recorded at fair value. Accumulated gains and losses as of June 30, 2014 will be included in cost of products sold at the time the products are sold, generally not exceeding twelve months.

The company enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At June 30, 2014 and December 31, 2013, AbbVie held notional amounts of $5.9 billion and $5.3 billion, respectively, of such foreign currency forward exchange contracts.

AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, totaling $8 billion at both June 30, 2014 and December 31, 2013. The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of June 30, 2014.

	Derivatives in asset position		Derivatives in liability position
(in millions)	Fair value	Balance sheet caption	Fair value	Balance sheet caption
Interest rate swaps designated as fair value hedges	$—	n/a	$260	Long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	31	Prepaid expenses and other	17	Accounts payable and accrued liabilities
Others not designated as hedges	16	Prepaid expenses and other	21	Accounts payable and accrued liabilities
Total	$47		$298

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of December 31, 2013.

	Derivatives in asset position		Derivatives in liability position
(in millions)	Fair value	Balance sheet caption	Fair value	Balance sheet caption
Interest rate swaps designated as fair value hedges	$—	n/a	$432	Long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	—	Prepaid expenses and other	61	Accounts payable and accrued liabilities
Others not designated as hedges	17	Prepaid expenses and other	12	Accounts payable and accrued liabilities
Total	$17		$505

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table summarizes the activity for derivative instruments and the amounts and location of income (expense) and gain (loss) reclassified into net earnings and for certain other derivative instruments for the three months ended June 30, 2014 and 2013, respectively. The amount of hedge ineffectiveness was not significant for the three months ended June 30, 2014 or 2013.

	(Loss) gain recognized in other comprehensive (loss) income		Income (expense) and gain (loss) reclassified into or recorded in net earnings
(in millions)	2014	2013	2014	2013	Income statement caption
Foreign currency forward exchange contracts —
Designated as cash flow hedges	$9	$—	$(24)	$(2)	Cost of products sold
Not designated as hedges	n/a	n/a	(18)	31	Net foreign exchange loss
Interest rate swaps designated as fair value hedges	n/a	n/a	86	(275)	Interest expense, net

The gain/(loss) related to fair value hedges is recognized in interest expense, net and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to interest expense, net for the three months ended June 30, 2014 and 2013.

The following table summarizes the activity for derivative instruments and the amounts and location of income (expense) and gain (loss) reclassified into net earnings and for certain other derivative instruments for the six months ended June 30, 2014 and 2013, respectively. The amount of hedge ineffectiveness was not significant for the six months ended June 30, 2014 or 2013.

	(Loss) gain recognized in other comprehensive (loss) income		Income (expense) and gain (loss) reclassified into or recorded in net earnings
(in millions)	2014	2013	2014	2013	Income statement caption
Foreign currency forward exchange contracts —
Designated as cash flow hedges	$30	$9	$(36)	$(2)	Cost of products sold
Not designated as hedges	n/a	n/a	(19)	40	Net foreign exchange loss
Interest rate swaps designated as fair value hedges	n/a	n/a	172	(315)	Interest expense, net

The gain/(loss) related to fair value hedges is recognized in net interest expense and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to net interest expense for the six months ended June 30, 2014 and 2013.

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

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheet as of June 30, 2014.

		Basis of fair value measurement
(in millions)	Balance at June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$9,086	$590	$8,496	$—
Time deposits	1,160	—	1,160	—
Equity securities	12	12	—	—
Foreign currency contracts	47	—	47	—
Total assets	$10,305	$602	$9,703	$—
Liabilities
Interest rate hedges	$260	$—	$260	$—
Foreign currency contracts	38	—	38	—
Contingent consideration	24	—	—	24
Total liabilities	$322	$—	$298	$24

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheet as of December 31, 2013.

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

Cumulative net unrealized holding gains on available-for-sale equity securities totaled $2 million at both June 30, 2014 and December 31, 2013.

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments.

(in millions)
Fair value as of December 31, 2013	$165
Payments	(140)
Change in fair value recognized in net foreign exchange loss	(1)
Fair value as of June 30, 2014	$24

The contingent payments were primarily in connection with the acquisition of Solvay’s U.S. pharmaceuticals business in 2010, the achievement of a certain sales milestone resulted in a payment of approximately $137 million in the first quarter of 2014 for which a liability was previously established.

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. The carrying values and fair values of certain financial instruments as of June 30, 2014 and December 31, 2013 are shown in the table below.

	Book values		Approximate fair values
(in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Assets
Investments	$118	$108	$161	$129
Liabilities
Short-term borrowings	251	413	251	413
Current portion of long-term debt and lease obligations	20	18	20	18
Long-term debt and lease obligations, excluding fair value hedges	14,730	14,724	14,666	14,493

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of June 30, 2014.

		Basis of fair value measurement
(in millions)	Fair value at June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$161	$59	$34	$68
Total assets	$161	$59	$34	$68
Liabilities
Short-term borrowings	$251	$—	$251	$—
Current portion of long-term debt and lease obligations	20	—	20	—
Long-term debt and lease obligations, excluding fair value hedges	14,666	14,581	85	—
Total liabilities	$14,937	$14,581	$356	$—

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2013.

		Basis of fair value measurement
(in millions)	Fair value at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$129	$39	$30	$60
Total assets	$129	$39	$30	$60
Liabilities
Short-term borrowings	$413	$—	$413	$—
Current portion of long-term debt and lease obligations	18	—	18	—
Long-term debt and lease obligations, excluding fair value hedges	14,493	14,413	80	—
Total liabilities	$14,924	$14,413	$511	$—

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

The fair value of long-term debt, excluding fair value hedges, was principally determined by using the published market price for the debt instruments, without consideration of transaction costs, which represents a Level 1 basis of fair value measurement. The counterparties to financial instruments consist of select major international financial institutions.

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

Three U.S. wholesalers accounted for 41 percent and 38 percent of total net accounts receivable as of June 30, 2014 and December 31, 2013, respectively, and substantially all of AbbVie’s sales in the United States are to these three wholesalers. In addition, net governmental receivables outstanding in Greece, Portugal, Italy and Spain totaled $603 million at June 30, 2014 and $781 million at December 31, 2013.

HUMIRA is AbbVie’s single largest product and accounted for approximately 62 percent and 54 percent of AbbVie’s total net sales in the first six months ended June 30, 2014 and 2013, respectively.

Short-Term Borrowings

Short-term borrowings include commercial paper borrowings of $250 million and $400 million as of June 30, 2014 and December 31, 2013, respectively. The weighted-average interest rate on outstanding commercial paper borrowings for the six months ended June 30, 2014 and 2013 was 0.2 percent and 0.3 percent, respectively. No borrowings were outstanding under the $2.0 billion unsecured bank credit facility as of June 30, 2014 and December 31, 2013.

Note 8            Post-Employment Benefits

The following is the summary of net periodic benefit cost relating to the company’s defined benefit and other post-employment plans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Defined benefit plans
Service cost	$44	$47	$87	$94
Interest cost	54	48	109	96
Expected return on plan assets	(76)	(66)	(151)	(132)
Amortization of actuarial losses and prior service costs	17	25	34	53
Net periodic benefit cost	$39	$54	$79	$111

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Other post-employment plans
Service cost	$5	$6	$10	$12
Interest cost	5	6	11	12
Expected return on plan assets	—	—	—	—
Amortization of actuarial losses and prior service costs	(1)	—	(2)	—
Net periodic benefit cost	$9	$12	$19	$24

AbbVie made voluntary contributions of $370 million in the first quarter of 2014 and $145 million in the first quarter of 2013 to its main domestic defined benefit pension plan.

Note 9            Equity

Stock-Based Compensation

Stock-based compensation expense was $49 million and $46 million for the three months ended June 30, 2014 and 2013, respectively, and $154 million and $133 million for the six months ended June 30, 2014 and 2013, respectively. For the three and six months ended June 30, 2014, $27 million and $95 million, respectively, of stock-based compensation expense was classified in SG&A, $16 million and $50 million, respectively, in R&D and $6 million and $10 million, respectively, in cost of products sold. For the three and six months ended June 30, 2013, $26 million and $83 million, respectively, of stock-based compensation expense was classified in SG&A, $13 million and $38 million, respectively, in R&D and $7 million and $12 million, respectively, in cost of products sold.

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

Stock Options

AbbVie determines the fair value of stock options using the Black-Scholes model. The assumptions used in estimating the fair value of stock options granted during the six months ended June 30, 2014 and 2013, along with the grant-date fair value, were as follows.

	Six months ended June 30,
	2014	2013
Risk-free interest rate	1.91%	1.10%
Average life of options (years)	6.0	6.0
Volatility	27.01%	32.63%
Dividend yield	3.19%	4.30%
Fair value per stock option	$9.83	$6.87

The following table summarizes AbbVie stock option activity for both AbbVie and Abbott employees for the six months ended June 30, 2014.

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2013	35,994	$27.48
Granted	1,119	51.87
Exercised	(4,716)	28.11
Lapsed	(61)	25.73
Outstanding at June 30, 2014	32,336	28.23	3.6	$912
Exercisable at June 30, 2014	29,547	$27.05	3.1	$868

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last day of trading for the period ended June 30, 2014. The total intrinsic value of options exercised was $39 million and $74 million for the three months ended June 30, 2014 and 2013, respectively, and $111 million and $116 million, for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, $5 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs & RSUs

The following table summarizes AbbVie RSA and RSU activity (including performance-based awards) for both AbbVie and Abbott employees for the six months ended June 30, 2014.

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2013	14,910	$32.07
Granted	4,909	51.34
Vested	(6,417)	29.21
Lapsed	(321)	37.56
Outstanding at June 30, 2014	13,081	$40.63
Unvested shares at June 30, 2014	12,890	$40.75

The weighted-average grant date fair value of RSAs and RSUs (including performance-based awards) is determined based on the number of shares granted and the quoted price of the company’s common stock on the date of the grant. The fair market value of RSAs and RSUs vested was $11 million and $9 million for the three months ended June 30, 2014 and 2013, respectively, and $325 million and $276 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, $280 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

Cash Dividends

On June 19, 2014, the board of directors declared a quarterly cash dividend of $0.42 per share. The dividend is payable August 15, 2014 to stockholders of record at the close of business on July 15, 2014.

Additionally, the quarterly cash dividend declared by the board of directors on February 20, 2014 of $0.42 per share, which represented an increase of 5 percent over the previous quarterly rate of $0.40 per share, was paid on May 15, 2014. The quarterly cash dividend declared by the board of directors on December 12, 2013 of $0.40 per share of common stock was paid on February 14, 2014.

On January 4, February 15 and June 20, 2013, the board of directors declared quarterly cash dividends of $0.40 per share of common stock, which were paid on February 15, May 15, and August 15, 2013, respectively. The cash dividend of $0.40 per share of common stock declared on January 4, 2013 was declared from pre-separation earnings and was recorded as a reduction of additional paid-in capital.

Stock Repurchase Program

On February 15, 2013, AbbVie’s board of directors authorized a $1.5 billion stock repurchase program. Purchases of AbbVie shares may be made from time to time at management’s discretion depending on the company’s cash flows, net debt level and market conditions. The plan has no time limit and can be discontinued at any time. During the six months ended June 30, 2014, AbbVie repurchased approximately 5 million shares for $250 million in the open market. Shares repurchased under this program are recorded at acquisition cost, including related expenses, and are available for general corporate purposes. AbbVie’s remaining share repurchase authorization is $1.0 billion as of June 30, 2014. AbbVie repurchased approximately 0.5 million shares for $22 million in the open market during the six months ended June 30, 2013.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax for the six months ended June 30, 2014.

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains (losses) on marketable equity securities	Gains (losses) on hedging activities	Total
Balance as of December 31, 2013	$470	$(827)	$2	$(87)	$(442)
Other comprehensive (loss) income before reclassifications	(67)	—	—	30	(37)
Amounts reclassified from accumulated other comprehensive loss	—	23	—	36	59
Net current-period other comprehensive (loss) income	(67)	23	—	66	22
Balance as of June 30, 2014	403	(804)	2	(21)	(420)

The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2014.

	Three months ended June 30, 2014		Six months ended June 30, 2014
Type of reclassification (brackets denote loss)	Amount reclassified from accumulated other comprehensive loss (in millions)	Affected line item in the condensed consolidated statement of earnings	Amount reclassified from accumulated other comprehensive loss (in millions)	Affected line item in the condensed consolidated statement of earnings
Pension and post-employment benefits
Amortization of actuarial losses and other	$16	(a)	$32	(a)
Less tax expense	5		9
Total reclassification for the three and six months ended June 30, 2014, net of tax	$11		$23

(a) Amounts are included in the computation of net periodic benefit cost (see Note 8 for details).

Note 10  Income Taxes

The effective income tax rates were 23.4 percent and 23.6 percent for the three month and six months ended June 30, 2014, respectively, and 21.9 percent for both the three month and six months ended June 30, 2013.  The effective tax rates in each period were less than the statutory federal income tax rate of 35 percent primarily due to the benefit of lower income tax rates in locations outside the United States and tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions. The increase in the effective tax rate in the three and six months ended June 30, 2014 over the prior year was principally due to changes in the jurisdictional mix of earnings.

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

Note 11  Legal Proceedings and Contingencies

Subject to certain exceptions specified in the separation agreement, AbbVie assumed the liability for, and control of, all pending and threatened legal matters related to its business, including liabilities for any claims or legal proceedings related to products that had been part of its business but were discontinued prior to the distribution, as well as assumed or retained liabilities, and will indemnify Abbott for any liability arising out of or resulting from such assumed legal matters. AbbVie is involved in various claims, legal proceedings and investigations, including those described below. The recorded accrual balance for litigation at June 30, 2014 was not significant. Within the next year, other legal proceedings may occur that may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of these proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, cash flows, or results of operations.

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

In August 2013, a putative class action lawsuit, Sidney Hillman Health Center of Rochester, et al. v. AbbVie Inc., et al., was filed against AbbVie in the United States District Court for the Northern District of Illinois by three healthcare benefit providers alleging violations of federal RICO statutes and state deceptive business practice and unjust enrichment laws in connection with reimbursements for certain uses of Depakote from 1998 to 2012. Plaintiffs seek monetary damages and/or equitable relief and attorneys’ fees. On May 12, 2014, the court granted AbbVie’s motion to dismiss the federal RICO claims. The court declined to exercise jurisdiction over the remaining state law claims and dismissed them on that basis. AbbVie’s motion for reconsideration asking the court to exercise jurisdiction and dismiss the state law claims on the merits is pending.

Several pending lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others were consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi District Litigation Rules as In re AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission (FTC), generally allege Solvay’s 2006 patent litigation involving AndroGel was sham litigation and the patent litigation settlement agreement and related agreements with three generic companies violate federal and state antitrust laws and state consumer protection and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. MDL 2084 includes: (a) three individual plaintiff lawsuits; (b) seven purported class actions; and (c) Federal Trade Commission v. Watson Pharmaceuticals, Inc. et al. , filed in May 2009 in the United States District Court for the Northern District of Georgia. Following the district court’s dismissal of all plaintiffs’ claims, the FTC’s appeal led to its claim regarding the patent litigation settlement being reinstated. In February 2014, the United States Court of Appeals for the Eleventh Circuit remanded the private plaintiffs’ claims regarding the patent litigation settlement, which are proceeding with the FTC’s in discovery in the district court.

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

In November 2007, GlaxoSmithKline filed a lawsuit against Abbott Laboratories in the United States District Court for the Northern District of California alleging that Abbott violated antitrust laws in connection with the 2003 Norvir re-pricing. In March 2011, a jury found that Abbott did not violate antitrust laws, but breached its license agreement with the plaintiff. In January 2014, a 3-judge panel of the United States Court of Appeals for the Ninth Circuit reversed this verdict and remanded the case for a new trial due to the alleged improper exclusion of a potential juror. In June 2014, the Ninth Circuit denied a sua sponte call for en banc review. AbbVie assumed the liability for and control of this legal matter in connection with its separation from Abbott.

Note 12  Segment Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie’s sales in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. Worldwide net sales of key products were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
HUMIRA	$3,288	$2,606	$5,925	$4,850
AndroGel	218	258	472	498
Synagis	74	70	428	415
Kaletra	216	278	411	497
Lupron	186	199	375	380
Synthroid	166	153	323	272
Sevoflurane	154	137	296	274
Creon	110	106	217	196
Duodopa	56	44	108	83
Dyslipidemia products	65	371	161	715
All other	393	470	773	841
Net sales	$4,926	$4,692	$9,489	$9,021

Note 13  Subsequent Events

Shire plc

On July 18, 2014, AbbVie issued an announcement pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers disclosing that the boards of directors of AbbVie and Shire plc, a company incorporated in Jersey (Shire), had agreed on the terms of a recommended combination of Shire with AbbVie. Under the terms of the combination, Shire shareholders will be entitled to receive £24.44 in cash and 0.8960 shares of the new combined company, and AbbVie shareholders will receive one share of the new combined company for each AbbVie share they own.

Shire is a leading global specialty biopharmaceutical company that focuses on developing and marketing innovative specialty medicines. Shire has four business units that focus exclusively on the commercial execution of its marketed products in the following specialist therapeutic areas: Rare Diseases, Neuroscience, Gastrointestinal and Internal Medicine.

The obligation of each party to consummate the combination is subject to certain conditions, including the receipt of governmental, regulatory and shareholder approvals. In connection with the combination, AbbVie and Shire have entered into a co-operation agreement which, among other things, provides for the payment of cost reimbursements or termination fees to Shire in certain circumstances in which the combination is not consummated.

Also in connection with the combination, on July 17, 2014, AbbVie entered into a £13.5 billion bridge credit facility, consisting of £1.2 billion maturing 60 days after the closing date of the combination and £12.3 billion maturing 364 days after the closing date of the combination.

The foregoing summary of the combination, transaction arrangements, and financing arrangements does not purport to be complete and is subject to, and qualified in its entirety by, the Current Report on Form 8-K filed by AbbVie with the SEC on July 18, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of June 30, 2014 and December 31, 2013 and the results of operations for the three and six months ended June 30, 2014 and 2013. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in “Item 1. Financial Statements and Supplementary Data.”

EXECUTIVE OVERVIEW

Company Overview

AbbVie is a global, research-based biopharmaceutical company. AbbVie develops and markets advanced therapies that address some of the world’s most complex and serious diseases. AbbVie products are used to treat chronic autoimmune diseases, including rheumatoid arthritis, psoriasis, and Crohn’s disease; HIV; endometriosis; thyroid disease; Parkinson’s disease; and complications associated with chronic kidney disease and cystic fibrosis, among other health conditions such as low testosterone. AbbVie also has a pipeline of promising new medicines, including more than 20 compounds or indications in Phase II or Phase III development across such important medical specialties as immunology, virology/liver disease, oncology, renal disease, neurological diseases and women’s health.

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

Financial Results

Worldwide net sales for six months ended June 30, 2014 totaled $9,489 million, an increase of 5 percent, driven primarily by the continued strength of HUMIRA and double-digit sales growth from key products including Synthroid, Creon and Duodopa. Growth in these key products was partially offset by the continuing impact of the loss of exclusivity in the company’s lipid franchise in 2013 and prior. Generic competition began in November 2012 for TriCor, July 2013 for TRILIPIX and September 2013 for Niaspan, resulting in the loss of $554 million of revenue in the six months ended June 30, 2014 over the prior year. The company’s financial performance also included delivering fully diluted earnings per share of $1.29, while increasing funding in support of AbbVie’s emerging mid-and late-stage pipeline assets and the continued support of additional HUMIRA indications. In the six months ended June 30, 2014, the company generated cash flows from operations of $2,341 million.

Subsequent to June 30, 2014, AbbVie announced it reached an agreement with the Board of Directors of Shire plc (Shire) for a recommended transaction to combine the two companies. The proposed combination will create a larger and more diversified biopharmaceutical company with multiple leading franchises. The new company will also have significant financial capacity for future acquisitions, investment and enhanced shareholder distributions. Refer to Note 13 entitled “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data” for further information regarding the company’s proposed combination with Shire.

Research and Development

Research and innovation continue to be key strategic priorities for AbbVie. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.

AbbVie’s pipeline includes more than 20 compounds or indications in Phase 2 and Phase 3 development individually or under collaboration or license agreements. Of these programs, 12 are currently in Phase 3 development or undergoing registrational review. AbbVie expects several Phase 2 programs to transition to Phase 3 during the 2014-2015 timeframe. Research and development (R&D) is focused on therapeutic areas that include immunology, virology/liver disease, oncology, renal disease, neurological diseases, and women’s health, among others.

During the first half of 2014, AbbVie continued to execute on its long-term strategy of advancing its new product pipeline and maximizing its existing portfolio through new indications and formulations. Significant developments in R&D included the following:

•                  AbbVie submitted its U.S. and European Union (EU) regulatory applications for its interferon-free combination therapy for patients with genotype 1 hepatitis C virus (HCV) in April and May, respectively. AbbVie’s regulatory application in the U.S. was granted priority review by the U.S. Food and Drug Administration (FDA). In addition, its regulatory applications in the EU were validated and are under accelerated assessment by the European Medicines Agency. The company expects U.S. regulatory approval in 2014 and European regulatory approval in early 2015.

•                  AbbVie announced the initiation of three separate Phase 3 clinical trials evaluating the safety and efficacy of its investigational compound, veliparib (ABT-888), in patients with previously untreated locally advanced or metastatic squamous non-small cell lung cancer (NSCLC), as a neoadjuvant therapy, when added to carboplatin, prior to surgery in women with early-stage, triple negative breast cancer and in patients with human epidermal growth factor receptor 2-(HER2) negative metastatic or locally-advanced breast cancer, containing BRCA1 and/or BRCA2 gene mutations, when added to carboplatin and paclitaxel.

•                  AbbVie initiated a Phase 3 evaluation for its next generation Bcl-2 inhibitor, ABT-199, for chronic lymphocytic leukemia in collaboration with AbbVie’s development partner, Roche Holding AG.

•                  AbbVie announced the initiation of a Phase 3 clinical trial that will evaluate the use of HUMIRA as a treatment for fingernail psoriasis in patients with moderate to severe chronic plaque psoriasis. In addition, HUMIRA received Orphan Drug Designation from the FDA for use in uveitis.

•                  AbbVie and Bristol-Myers Squibb announced that the FDA has granted elotuzumab, an investigational humanized monoclonal antibody, Breakthrough Therapy Designation for use in combination with lenalidomide and dexamethasone for the treatment of multiple myeloma in patients who have received one or more prior therapies.  Phase 3 studies are ongoing.

•                  AbbVie completed its Phase 2 study for the use of ABT-719 for the treatment of acute kidney injury associated with major cardiac and vascular surgeries. Based on these results, AbbVie decided not to continue development of ABT-719.

•                  The company received a complete response letter (CRL) from the FDA with respect to the company’s levodopa-carbidopa intestinal gel for the treatment of Parkinson’s disease sold under the name Duodopa outside the United States. The new drug application CRL resubmission was subsequently made to the FDA with an FDA action date expected in early 2015.

•                  AbbVie announced the completion of AbbVie and Biogen Idec’s Phase 3 DECIDE study for daclizumab in relapsing/remitting multiple sclerosis. AbbVie is in the process of working with Biogen Idec to complete its global regulatory applications.

For a more comprehensive discussion of AbbVie’s products and pipeline, refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Net Sales

			Percent change				Percent change
	Three months ended June 30,		At actual currency rates	At constant currency rates	Six months ended June 30,		At actual currency rates	At constant currency rates
(in millions)	2014	2013	2014	2014	2014	2013	2014	2014
United States	$2,646	$2,625	1%	1%	$4,872	$4,747	3%	3%
International	2,280	2,067	10%	10%	4,617	4,274	8%	9%
Net sales	$4,926	$4,692	5%	5%	$9,489	$9,021	5%	6%

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

Sales growth for the three and six months ended June 30, 2014 was driven by the continued strength of HUMIRA, both in the United States and internationally, as well as sales growth in key products including Synthroid, Creon and Duodopa. Sales increased for the three and six months ended June 30,  2014 despite the continued decline in AbbVie’s lipid franchise due to the loss of exclusivity.

The following table details the sales of key products.

			Percent change				Percent change
	Three months ended June 30,		At actual currency rates	At constant currency rates	Six months ended June 30,		At actual currency rates	At constant currency rates
(in millions)	2014	2013	2014	2014	2014	2013	2014	2014
HUMIRA
United States	$1,661	$1,224	36%	36%	$2,853	$2,180	31%	31%
International	1,627	1,382	18%	16%	3,072	2,670	15%	15%
Total	$3,288	$2,606	26%	25%	$5,925	$4,850	22%	22%
AndroGel
United States	$218	$258	(16)%	(16)%	$472	$498	(5)%	(5)%
Synagis
International	$74	$70	4%	16%	$428	$415	3%	11%
Kaletra
United States	$56	$66	(15)%	(15)%	$110	$118	(8)%	(8)%
International	160	212	(24)%	(24)%	301	379	(20)%	(19)%
Total	$216	$278	(22)%	(22)%	$411	$497	(17)%	(16)%
Lupron
United States	$133	$144	(7)%	(7)%	$273	$269	2%	2%
International	53	55	(3)%	(1)%	102	111	(8)%	(4)%
Total	$186	$199	(6)%	(5)%	$375	$380	(1)%	—%
Synthroid
United States	$166	$153	9%	9%	$323	$272	19%	19%
Sevoflurane
United States	$22	$19	21%	21%	$41	$35	19%	19%
International	132	$118	11%	13%	255	239	6%	9%
Total	$154	$137	13%	14%	$296	$274	8%	10%
Creon
United States	$110	$106	4%	4%	$217	$196	11%	11%
Duodopa
International	$56	$44	29%	24%	$108	$83	31%	27%
Dyslipidemia products
United States	65	371	(82)%	(82)%	161	715	(77)%	(77)%
Other	393	470	(17)%	(17)%	773	841	(8)%	(8)%
Total	$4,926	$4,692	5%	5%	$9,489	$9,021	5%	6%

On a constant currency basis, global HUMIRA sales increased 25 percent and 22 percent during the three and six months ended June 30, 2014, respectively, primarily as a result of continued market growth across therapeutic categories and geographies, higher market share and higher pricing in certain geographies. In the United States, HUMIRA sales were driven by continued market expansion, market share gains and growth across therapeutic categories, gastroenterology in particular, and higher pricing. Sales also benefitted from retail buying patterns and a favorable comparison to the prior year, particularly for the three months ended June 30, 2014. Wholesaler inventory levels remained at approximately two weeks, consistent with the first three months of 2014. Internationally, growth is driven by the continued growth in new indications, increased market share and market growth in most key countries. AbbVie is pursuing several new indications to help further differentiate from competitive products and add to the sustainability and future growth of HUMIRA.

AndroGel sales for the three and six months ended June 30,  2014 decreased 16 percent and 5 percent primarily due to a decline in the overall U.S. testosterone replacement market. The company expects this market trend will continue. AndroGel 1% sales are expected to be impacted by generic competition in early 2015.

Sales for Synagis increased 16 percent and 11 percent during the three and six months ended June 30, 2014, respectively, primarily due to increased product uptake compared to the prior year. Synagis is a seasonal product with the majority of sales occurring in the first and fourth quarters.

Global sales of Kaletra declined for the three and six months ended June 30, 2014 primarily due to lower market share resulting from the impact of increasing competition in the HIV marketplace.

Sales of Creon continued to grow in the three and six months ended June 30, 2014. Creon maintains market leadership in the pancreatic enzyme market and continues to capture the vast majority of new prescription starts.

Sales of Duodopa, AbbVie’s therapy for advanced Parkinson’s disease currently approved in Europe and other international markets, increased 24 percent and 27 percent during the six and six months ended June 30, 2014, respectively on a constant currency basis. Duodopa is currently under regulatory review in the United States and a regulatory decision is expected in early 2015.

Sales for AbbVie’s consolidated lipid franchise, which includes TriCor, TRILIPIX and Niaspan, declined 82 percent and 77 percent during the three and six months ended June 30, 2014, respectively, due to the introduction of generic versions of these products in the U.S. market. Generic competition began in November 2012 for TriCor, in July 2013 for TRILIPIX, and in September 2013 for Niaspan.

Gross Margin

	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
(in millions)	2014	2013	2014	2014	2013	2014
Gross margin	$3,813	$3,638	5%	$7,276	$6,814	7%
as a % of net sales	77%	78%		77%	76%

The decrease in the gross profit margin for the three months ended June 30, 2014 was due to the loss of exclusivity for the lipid franchise and the effect of unfavorable foreign exchange rates, partially offset by the favorable impact of product mix across the product portfolio, including HUMIRA, operational efficiencies and lower amortization expense for intangible assets. The increase in the gross profit margin for the six months ended June 30, 2014 was due primarily to the favorable impact of product mix across the product portfolio, including HUMIRA, operational efficiencies and lower amortization expense for intangible assets, partially offset by the loss of exclusivity for the lipid franchise and the effect of unfavorable foreign exchange rates.

Selling, General and Administrative

	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
(in millions)	2014	2013	2014	2014	2013	2014
Selling, general and administrative	$1,448	$1,406	3%	$2,788	$2,643	5%
as a % of net sales	29%	30%		29%	29%

Selling, general and administrative (SG&A) expenses in the three and six months ended June 30, 2014 included $105 million and $182 million, respectively, of costs associated with the separation of AbbVie from Abbott Laboratories (Abbott). Separation related costs were $59 million and $88 million in the three and six months ended June 30, 2013. The increases in SG&A expenses in the three and six months ended June 30, 2014 were due primarily to increased selling and marketing support for new, including preparations for the expected launch of AbbVie’s interferon-free HCV combination, and existing products, including continued spending for HUMIRA. These increases were partially offset by restructuring charges incurred in the first six months of 2013 not recurring at the same level in 2014.

Research and Development and Acquired In-Process Research and Development

	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
(in millions)	2014	2013	2014	2014	2013	2014
Research and development	$834	$709	18%	$1,606	$1,343	20%
as a % of net sales	17%	15%		17%	15%
Acquired in-process research and development	$16	$70	(77)%	$16	$70	(77)%

R&D expense in the three and six months ended June 30, 2014 reflects added funding to support the company’s emerging mid- and late-stage pipeline assets and the continued pursuit of additional HUMIRA indications. R&D expense for the three months ended June 30, 2014 includes regulatory milestone payments to a third party aggregating $40 million related to of the company’s HCV program.

Acquired in-process research and development (IPR&D) expense for the three months ended June 30, 2013 included a charge of $70 million as a result of entering into a global collaboration agreement with Alvine Pharmaceuticals to develop ALV003, a novel oral treatment for patients with celiac disease.

Interest Expense, Net

Interest expense, net, which was comprised primarily of interest expense on outstanding debt, partially offset by interest income, was $69 million and $134 million for the three and six months ended June 30, 2014, respectively. Interest expense, net was $75 million and $141 million for the three and six months ended June 30, 2013, respectively.

Income Tax Expense

The effective income tax rates were 23.4 percent and 23.6 percent for the three and six months ended June 30, 2014, respectively, and 21.9 percent for both the three and six months ended June 30, 2013, respectively. The effective tax rates in each period were less than the statutory federal income tax rate of 35 percent principally due to the benefit of lower statutory tax rates and tax exemptions in certain foreign jurisdictions. The increase in the effective tax rate in the first half of 2014 over the prior year was primarily due to changes in the jurisdictional mix of earnings.

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

As of the date of the separation, AbbVie did not have sufficient back office infrastructure to operate in markets outside the United States. As a result, AbbVie entered into transition services agreements with Abbott to provide services outside the United States, including back office services in certain countries, for up to two years after separation. The back office services provided include information technology, accounts payable, payroll, receivables collection, treasury and other financial functions, as well as order entry, warehousing, and other administrative services. These transition services agreements have allowed AbbVie to operate its international pharmaceuticals business independently prior to establishing a stand-alone back office infrastructure for all countries. During the transition from Abbott, AbbVie has and will continue to incur non-recurring expenses to expand its international infrastructure. In addition, in certain international markets as of the date of the separation and as of June 30, 2014, certain marketing authorizations to sell AbbVie’s products continued to be held by Abbott until such authorizations could be transferred through the applicable regulatory channels.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,

(in millions)	2014	2013
Cash flows provided by/(used in):
Operating activities	$2,341	$3,224
Investing activities	(1,156)	1,720
Financing activities	(1,692)	(2,082)

Cash flows provided by operations for the first half of 2014 were $2,341 million compared to $3,224 million for the first half of 2013. The decrease was primarily due to the timing of U.S. wholesaler collections, an increase in AbbVie’s voluntary contribution to its main domestic defined benefit pension plan and an investment in inventory in preparation for the expected launch of AbbVie’s interferon-free HCV combination. The company made a voluntary contribution to its main domestic defined benefit pension plan of $370 million in the six months ended June 30, 2014, and $145 million in the six months ended June 30, 2013. During the first half of 2014, AbbVie paid $40 million to a collaboration partner for regulatory milestones related to of the company’s HCV program. During the first half of 2013, the company paid $70 million to Alvine Pharmaceuticals Inc. related to a global collaboration to develop ALV003.

Cash flows from investing activities for the six months ended June 30, 2014 and 2013 reflected capital expenditures and net sales (purchases) of short-term investments.

During the six months ended June 30, 2014 and 2013 the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $250 million and $400 million at June 30, 2014 and December 31, 2013, respectively. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.

The company’s cash and equivalents and short-term investments increased from $9,895 million at December 31, 2013 to $10,246 million at June 30, 2014. While a significant portion of cash and equivalents at June 30, 2014 are considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at June 30, 2014 has been reinvested indefinitely.

Cash dividend payments totaled $1,314 million in the first half of 2014. On June 19, 2014, the board of directors declared a quarterly cash dividend of $0.42 per share for stockholders of record on July 15, 2014, payable on August 15, 2014. The timing, declaration, amount of, and payment of any dividends is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors. Cash dividends paid in the six months ended June 30, 2013 were $1,274 million.

In February 2013, AbbVie’s board of directors authorized a $1.5 billion common stock repurchase program, which was effective immediately. Purchases of AbbVie shares may be made from time to time at management’s discretion. The plan has no time limit and can be discontinued at any time. During the six months ended June 30, 2014, the company repurchased approximately 5 million shares for $250 million in the open market. As of June 30, 2014, approximately $1.0 billion remained available under the February 2013 authorization. AbbVie repurchased approximately 0.5 million shares for $22 million in the open market during the six months ended June 30, 2013.

Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with governmental health systems. AbbVie continues to monitor the economic health of the economy in Southern Europe, as heightened economic concerns still exist. Outstanding net governmental receivables in these countries at June 30, 2014 and December 31, 2013 were as follows.

	Net receivables		Net receivables over one year past due
(in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Greece	$54	$37	$—	$—
Portugal	56	59	15	3
Italy	257	245	25	22
Spain	236	440	3	135
Total	$603	$781	$43	$160

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

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $2.0 billion unsecured five-year revolving credit facility from a syndicate of lenders, which also supports commercial paper borrowings. The credit facility enables the company to borrow funds at floating interest rates. At June 30, 2014, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility are not material. There were no amounts outstanding on the credit facility as of June 30, 2014 and December 31, 2013.

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

Credit Ratings

Refer to Note 13 entitled “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data” for further information regarding a proposed combination with Shire plc (Shire). On July 18, 2014, following the announcement of the recommended combination with Shire, Moody’s Investor Service affirmed its rating of Baa1 senior unsecured long-term rating and Prime-2 short-term rating, and revised its ratings outlook to “stable” from “positive,”  and Standard & Poor’s Ratings Services (S&P) affirmed its “A-1” commercial paper rating.  S&P expects to lower AbbVie’s corporate credit rating and senior unsecure debt rating to “A-” when the combination is complete.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact the company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of the company’s significant accounting policies is included in Note 2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the company’s application of its critical accounting polices during the first six months of 2014.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to risk that its earnings, cash flows and equity could be adversely impacted by changes in foreign exchange rates and interest rates. Certain derivative instruments are used when available on a cost-effective basis to hedge the company’s underlying economic exposures. Refer to Note 7 entitled “Financial Instruments and Fair Value Measures” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data” for further information regarding the company’s financial instruments and hedging strategies.

Foreign Currency Risk

AbbVie’s primary net foreign currency exposures are the Euro, British pound and Japanese yen. Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive loss. Deferred gains or losses on these contracts are included in cost of products sold at the time the products are sold to a third party, generally not exceeding twelve months. At June 30, 2014 and December 31, 2013, AbbVie held $2.5 billion and $1.5 billion, respectively, in notional amounts of such contracts.

AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts, which are not designated as hedges, are marked-to-market, and resulting gains or losses are reflected in net foreign exchange and are generally offset by losses or gains on the foreign currency exposure being managed. At June 30, 2014 and December 31, 2013, AbbVie held notional amounts of $5.9 billion and $5.3 billion, respectively, of such foreign currency forward exchange contracts.

The following table reflects the total foreign currency forward contracts outstanding at June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$6,057	1.364	$29	$4,650	1.359	$(56)
British pound	685	1.668	(11)	492	1.638	(3)
Japanese yen	345	101.8	(1)	401	103.2	7
All other currencies	1,268	N/A	(8)	1,308	N/A	(4)
Total	$8,355		$9	$6,851		$(56)

The company estimates that a 10 percent appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $837 million at June 30, 2014. If realized, this appreciation would negatively affect earnings over the remaining life of the contacts. A 10 percent appreciation is believed to be a reasonably possible near-term change in foreign currencies. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange.

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

Interest Rate Risk

Interest rate swaps are used to manage the company’s exposure of changes in interest rates on the fair value of fixed-rate debt. The effect of these hedges is to change the fixed interest rate to a variable rate. AbbVie does not use derivative instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for investment securities. At both June 30, 2014 and December 31, 2013, AbbVie had interest rate hedge contracts totaling $8.0 billion. The company estimates that an increase in the interest rates of 100-basis points would decrease the fair value of our interest rate swap contracts by approximately $381 million at June 30, 2014. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100-basis points in long-term interest rates would decrease the fair value of long-term debt by $804 million at June 30, 2014. A 100-basis point change is believed to be a reasonably possible near-term change in interest rates.

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

There were no other changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended June 30, 2014.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 11 entitled “Legal Proceedings and Contingencies” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes in AbbVie’s risk factors from those disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2013, except for the following:

The proposed combination of AbbVie and Shire plc may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.

Consummation of the combination of AbbVie and Shire plc is conditioned on, among other things, obtaining necessary governmental, regulatory, and stockholder approvals. If any of the conditions to the combination is not satisfied, it could delay or prevent the proposed combination from occurring, which could negatively impact AbbVie’s share price and future business and financial results. In addition, legal, investment banking, acquisition financing, and potential termination fees and expenses related to the proposed acquisition are significant and could adversely affect AbbVie’s financial position and results of operations. Following the proposed combination, AbbVie may not realize the proposed combination’s intended benefits.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	6,502(1)	$38.87	0	$1,027,585,170 (2)
May 1, 2014 – May 31, 2014	22,972(1)	$44.38	0	$1,027,585,170 (2)
June 1, 2014 – June 30, 2014	28,428(1)	$49.01	0	$1,027,585,170 (2)
Total	57,902(1)	$46.04	0	$1,027,585,170 (2)

1. Included in these shares are the following:

(i)             the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options–6,502 in April; 14,172 in May; and 19,628 in June; and

(ii)          the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan–0 in April; 8,800 in May; and 8,800 in June.

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
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: August 7, 2014

EXHIBIT INDEX

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

2.1	Rule 2.7 Announcement, dated July 18, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 18, 2014).

2.2	Co-operation Agreement, dated as of July 18, 2014, between AbbVie and Shire (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on July 18, 2014).

10.1

364-Day Bridge Credit Agreement, dated as of July 17, 2014, among New AbbVie, AbbVie Holdings Private Limited, AbbVie, JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 18, 2014).

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

101

The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 7, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.