Form 10-Q
period 2014-09-30
AbbVie Inc.
filed 2014-11-07
CIK 1551152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of September 30, 2014, AbbVie Inc. had 1,593,265,381 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Net sales	$5,019	$4,658	$14,508	$13,679

Cost of products sold	1,094	1,092	3,307	3,299
Selling, general and administrative	1,595	1,261	4,383	3,904
Research and development	812	714	2,418	2,057
Acquired in-process research and development	308	220	324	290
Other expense	250	—	250	—
Total operating costs and expenses	4,059	3,287	10,682	9,550
Operating earnings	960	1,371	3,826	4,129

Interest expense, net	128	69	262	210
Net foreign exchange loss	174	11	182	40
Other (income) expense, net	(29)	5	(24)	(14)
Earnings before income tax expense	687	1,286	3,406	3,893
Income tax expense	181	322	822	893
Net earnings	$506	$964	$2,584	$3,000

Per share data
Basic earnings per share	$0.32	$0.60	$1.61	$1.88
Diluted earnings per share	$0.31	$0.60	$1.60	$1.86
Cash dividends declared per common share	$0.42	$0.40	$1.26	$1.60	(a)

Weighted-average basic shares outstanding	1,595	1,590	1,595	1,588
Weighted-average diluted shares outstanding	1,610	1,605	1,609	1,602

(a)            On January 4, 2013, a cash dividend of $0.40 per share of common stock was declared from pre-separation earnings and was recorded as a reduction of additional paid-in capital. Refer to Note 10 for additional information regarding cash dividends declared during the nine months ended September 30, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Net earnings	$506	$964	$2,584	$3,000

Foreign currency translation adjustments, net of tax (benefit) of $(76) and $— for the three months ended September 30, 2014 and 2013, respectively, and $(90) and $(2) for the nine months ended September 30, 2014 and 2013, respectively	(647)	205	(714)	23

Pension and post-employment benefits, net of tax expense of $7 and $— for the three months ended September 30, 2014 and 2013, respectively, and $16 and $18 for the nine months ended September 30, 2014 and 2013, respectively	20	42	43	77

Unrealized (losses) gains on marketable equity securities	(1)	1	(1)	—

Hedging activities, net of tax expense (benefit) of $6 and $(2) for the three months ended September 30, 2014 and 2013, respectively and $4 and $— for the nine months ended September 30, 2014 and 2013, respectively	135	(60)	201	(49)
Other comprehensive (loss) income	(493)	188	(471)	51
Comprehensive income	$13	$1,152	$2,113	$3,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets
Cash and equivalents	$7,719	$9,595
Restricted cash	2,595	—
Short-term investments	9	300
Accounts and other receivables, net	3,592	3,854
Inventories, net	1,008	1,150
Income tax receivable	403	949
Deferred income taxes	524	766
Prepaid expenses and other	1,705	1,234
Total current assets	17,555	17,848

Investments	124	118
Property and equipment, net	2,432	2,298
Intangible assets, net of amortization	1,540	1,890
Goodwill	6,002	6,277
Other assets	801	767
Total assets	$28,454	$29,198

Liabilities and Equity
Current liabilities
Short-term borrowings	$301	$413
Current portion of long-term debt and lease obligations	22	18
Accounts payable and accrued liabilities	6,312	6,448
Total current liabilities	6,635	6,879

Long-term liabilities	2,705	3,535
Long-term debt and lease obligations	14,469	14,292

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, authorized 4,000,000,000 shares, issued 1,606,892,812 and 1,594,260,996 shares as of September 30, 2014 and December 31, 2013, respectively	16	16
Common stock held in treasury, at cost, 13,627,431 and 6,900,434 shares as of September 30, 2014 and December 31, 2013, respectively	(672)	(320)
Additional paid-in-capital	4,083	3,671
Retained earnings	2,131	1,567
Accumulated other comprehensive loss	(913)	(442)
Total stockholders’ equity	4,645	4,492

Total liabilities and equity	$28,454	$29,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in millions) (brackets denote cash outflows)	2014	2013
Cash flows from operating activities
Net earnings	$2,584	$3,000
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	286	289
Amortization of intangible assets	307	408
Stock-based compensation	198	175
Upfront costs related to collaborations	574	290
Other, net	324	28
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	95	654
Inventories	20	(86)
Prepaid expenses and other assets	(260)	37
Accounts payable and other liabilities	(1)	227
Cash flows from operating activities	4,127	5,022

Cash flows from investing activities
Acquisitions and investments, net of cash acquired	(572)	(358)
Acquisitions of property and equipment	(459)	(340)
Transfers to restricted cash	(2,700)	—
Purchases of investment securities	(1,169)	(631)
Sales and maturities of investment securities	1,460	2,085
Cash flows from investing activities	(3,440)	756

Cash flows from financing activities
Net change in short-term borrowings	(112)	(603)
Dividends paid	(1,987)	(1,914)
Purchases of treasury stock	(352)	(119)
Proceeds from the exercise of stock options	164	244
Net transactions with Abbott Laboratories, excluding noncash items	8	(227)
Other, net	(132)	(76)
Cash flows from financing activities	(2,411)	(2,695)

Effect of exchange rate changes on cash and equivalents	(152)	(9)

Net (decrease) increase in cash and equivalents	(1,876)	3,074
Cash and equivalents, beginning of period	9,595	5,901

Cash and equivalents, end of period	$7,719	$8,975

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

During the three and nine months ended September 30, 2014 and 2013, AbbVie incurred certain separation-related expenses, including legal, information technology and regulatory fees, which were principally classified in selling, general and administrative expenses (SG&A). Separation-related expenses for the three months ended September 30, 2014 and 2013, respectively, were $109 million and $51 million, respectively, and were $299 million and $151 million for the nine months ended September 30, 2014 and 2013, respectively.

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

For a certain portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and satisfy other regulatory requirements in certain countries. Under the terms of the separation agreement with Abbott, AbbVie is responsible for the business activities conducted by Abbott on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in AbbVie’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014. Net sales related to these operations for the three and nine months ended September 30, 2014 totaled approximately $65 million and $208 million, respectively. At September 30, 2014, the assets and liabilities consisted primarily of accounts receivable of $65 million, inventories of $65 million, other assets of $56 million, and accounts payable and other accrued liabilities of $147 million. At December 31, 2013, the assets and liabilities consisted primarily of accounts receivable of $62 million, inventories of $190 million, other assets of $93 million and accounts payable and other accrued liabilities of $212 million. The majority of these operations are expected to be transferred to AbbVie by the end of 2015.

As of September 30, 2014 and December 31, 2013, the aggregate amount due from Abbott totaled $528 million and $738 million, respectively, and was primarily classified in accounts and other receivables, net, in AbbVie’s condensed consolidated balance sheets. The aggregate amount due to Abbott totaled $578 million and $876 million as of September 30, 2014 and December 31, 2013, respectively, and was classified in accounts payable and accrued liabilities in AbbVie’s condensed consolidated balance sheets.

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

Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Interest expense	$148	$75	$290	$225
Interest income	(20)	(6)	(28)	(15)
Interest expense, net	$128	$69	$262	$210

Inventories, Net

(in millions)	September 30, 2014	December 31, 2013
Finished goods	$280	$485
Work-in-process	477	404
Raw materials	251	261
Inventories, net	$1,008	$1,150

Property and Equipment, Net

(in millions)	September 30, 2014	December 31, 2013
Property and equipment, gross	$7,055	$6,909
Less accumulated depreciation	(4,623)	(4,611)
Property and equipment, net	$2,432	$2,298

Depreciation expense for the three months ended September 30, 2014 and 2013 was $94 million and $97 million, respectively, and was $286 million and $289 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 3    Earnings Per Share

AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For the three and nine months ended September 30, 2014, the two-class method was more dilutive. As such, the dilutive effect of outstanding restricted stock units (RSUs) and restricted stock awards (RSAs) for both the three and nine months ended September 30, 2014 of approximately 4 million and 4 million shares, respectively, were excluded from the denominator for the calculation of diluted EPS. These awards otherwise would have been included in the calculation of EPS under the treasury stock method. Additionally, all earnings (distributed and undistributed) allocable to participating securities, including performance-based awards not otherwise included in the calculation of EPS under the treasury stock method, was excluded from the numerator for the calculation of basic and diluted earnings per share under the two-class method. Earnings allocable to participating securities for the three and nine months ended September 30, 2014 was $3 million and $14 million, respectively.

For the three and nine months ended September 30, 2014, approximately 0.5 million and 0.6 million, respectively, of common shares issuable under stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

For both the three and nine months ended September 30, 2013, AbbVie determined the two-class method was more dilutive. As a result, the dilutive effect of outstanding RSUs and RSAs of approximately 5 million shares were excluded from the denominator for the calculation of diluted EPS for both the three and nine months ended September 30, 2013. Additionally, earnings allocable to participating securities for the three and nine months ended September 30, 2013 was $6 million and $17 million, respectively, was excluded from the numerator for the calculation of basic and diluted earnings per share.

For both the three and nine months ended September 30, 2013, approximately 1 million common shares were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Note 4    Termination of Proposed Combination with Shire

On July 18, 2014, AbbVie issued an announcement pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers disclosing that the boards of directors of AbbVie and Shire plc, a company incorporated in Jersey (Shire), had agreed on the terms of a proposed combination of Shire with AbbVie. On October 15, 2014, AbbVie’s board of directors withdrew its previous recommendation to AbbVie stockholders in favor of the proposed combination with Shire and recommended stockholders vote against the proposed combination. The company’s decision was based upon its assessment of the September 22, 2014 notice issued by the U.S. Department of Treasury. On October 20, 2014, AbbVie and Shire mutually agreed to terminate the proposed combination.

During the third quarter, AbbVie entered into (i) a 364-Day Bridge Credit Agreement with an aggregate principal amount of £13.5 billion and (ii) a Term Loan Credit Agreement with an aggregate principal amount of up to £3.2 billion. The termination of the proposed combination automatically terminated these financing agreements. As part of the proposed combination, AbbVie was required to maintain cash in escrow, which was recorded as restricted cash on the condensed consolidated balance sheet at September 30, 2014. The funds held in escrow will be released due to the termination of the combination in the fourth quarter of 2014.

During the nine months ended September 30, 2014, the company incurred acquisition- and financing-related costs totaling $118 million, of which $43 million was recorded in SG&A expense and $75 million was recorded in interest expense. In addition, in the third quarter of 2014, the company recorded $165 million of net foreign exchange losses on undesignated forward contracts that were entered into to hedge anticipated foreign currency cash outflows associated with the proposed combination with Shire. Refer to Note 8 for further information regarding these forward contracts.

As a result of the termination, a break fee of $1.635 billion was paid by AbbVie to Shire in October 2014. The fee, which is expected to be tax deductible, will be recorded as SG&A expense in the fourth quarter of 2014. Also, capitalized financing-related costs of $70 million will be expensed in the fourth quarter of 2014 as a result of the termination of the proposed combination.

Note 5 Acquisitions, Collaborations and Other Arrangements

Nine months ended September 30, 2014

The company recorded acquired in-process research and development (IPR&D) charges of $308 million and $324 million for the three and nine months ended September 30, 2014, respectively, and other expenses of $250 million related to a collaboration for both three and nine months ended September 30, 2014. In the nine months ended September 30, 2014, cash outflows related to collaborations, acquisitions and other arrangements totaled $572 million.

Calico Life Sciences LLC

In September 2014, AbbVie and Calico Life Sciences LLC (Calico) entered into a novel R&D collaboration agreement to discover, develop and commercialize new therapies for patients with age-related diseases, including neurodegeneration and cancer. As part of the agreement, AbbVie made an initial upfront payment of $250 million, which was recorded in other expense in the three months ended September 30, 2014. Calico will be responsible for research and early development during the first five years and continue to advance collaboration projects through Phase 2a for a ten year period. AbbVie will have the option to exclusively license collaboration compounds after completion of Phase 2a. AbbVie will support Calico in its early R&D efforts and, upon option exercise, would be responsible for all late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both companies. AbbVie expects to fund an additional $500 million in the fourth quarter of 2014, contingent on the satisfaction of certain conditions, which will be recorded in other expense in the company’s consolidated statement of earnings.

Infinity Pharmaceuticals, Inc.

In September 2014, AbbVie entered into a global collaboration agreement with Infinity Pharmaceuticals, Inc. (Infinity) to develop and commercialize duvelisib (IPI-145) for the treatment of patients with cancer. As part of the agreement, AbbVie made an initial upfront payment of $275 million, which was expensed to IPR&D in the three months ended September 30, 2014. Upon the achievement of certain development, regulatory and commercial milestones, AbbVie could make additional payments of up to $530 million. In the United States, the companies will jointly commercialize duvelisib and will share equally in any potential profits. Outside the United States, AbbVie will be responsible for the commercialization of duvelisib, and Infinity is eligible to receive tiered double-digit royalties on net product sales.

Nine months ended September 30, 2013

In the nine months ended September 30, 2013, cash outflows related to collaborations, acquisitions and other arrangements totaled $358 million. The company recorded IPR&D charges of $220 million and $290 million for the three and nine months ended September 30, 2013, respectively, which included charges related to the global collaboration with Ablynx NV entered into in September 2013, a global collaboration with Galapagos NV entered into in September 2013 and a global collaboration with Alvine Pharmaceuticals, Inc. entered into in May 2013.

Note 6 Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill was $6.002 billion and $6.277 billion at September 30, 2014 and December 31, 2013, respectively. Changes in the goodwill balance during the nine months ended September 30, 2014 were primarily due to foreign currency translation. As of September 30, 2014, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Intangible Assets, Net

The following table summarizes AbbVie’s intangible assets.

	September 30, 2014			December 31, 2013
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$4,664	$(3,736)	$928	$4,744	$(3,503)	$1,241
License agreements	1,017	(851)	166	994	(792)	202
Total definite-lived intangible assets	5,681	(4,587)	1,094	5,738	(4,295)	1,443
Indefinite-lived research and development	446	—	446	447	—	447
Total intangible assets, net	$6,127	$(4,587)	$1,540	$6,185	$(4,295)	$1,890

Intangible assets with finite useful lives are amortized over their estimated useful lives. Amortization expense was $98 million and $137 million for the three months ended September 30, 2014 and 2013, respectively, and $307 million and $408 million for the nine months ended September 30, 2014 and 2013, respectively, and is included in cost of products sold in the condensed consolidated statements of earnings. In the third quarter of 2014, an impairment charge of $37 million was recorded related to certain on-market product rights in Japan due to increased generic competition. The charge was based on a discounted cash flow analysis and is included in cost of products sold.

The indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The latest impairment assessment of intangible assets not subject to amortization was completed in the third quarter of 2014. There were no impairment charges recorded in the nine months ended September 30, 2014 and 2013. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Note 7   Restructuring Plans

In 2013 and prior years, AbbVie management approved plans to realign its worldwide manufacturing operations and selected domestic and international commercial and research and development (R&D) operations in order to reduce costs. In the second quarter of 2013, AbbVie management approved plans to restructure certain commercial operations in conjunction with the loss and expected loss of exclusivity of certain products.

Restructuring charges for the three and nine months ended September 30, 2014 were $7 million and $16 million, respectively. These charges were primarily recorded in cost of goods sold in the condensed consolidated statements of earnings and primarily related to employee severance.

Restructuring charges for the three and nine months ended September 30, 2013 were $11 million and $75 million, respectively. These charges were primarily recorded in cost of goods sold and SG&A in the condensed consolidated statements of earnings, with the remainder recorded within R&D. Included in the charges were cash costs of $8 million and $68 million for the three and nine months ended September 30, 2013, respectively, which primarily consisted of employee severance and contractual obligations. In addition, cost of goods sold reflects a $23 million reversal of a previously recorded restructuring reserve due to the company’s re-evaluation of a prior year decision to exit a manufacturing facility.

The following summarizes the cash activity in the restructuring reserve for the first nine months of 2014.

(in millions)
Accrued balance at December 31, 2013	$191
2014 restructuring charges	11
Payments and other adjustments	(60)
Accrued balance at September 30, 2014	$142

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

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.9 billion and $1.5 billion at September 30, 2014 and December 31, 2013, respectively, are designated as cash flow hedges and are recorded at fair value. Accumulated gains and losses as of September 30, 2014 will be included in cost of products sold at the time the products are sold, generally not exceeding twelve months.

The company enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At September 30, 2014 and December 31, 2013, AbbVie held notional amounts of $5.7 billion and $5.3 billion, respectively, of such foreign currency forward exchange contracts.

In the third quarter of 2014, the company entered into undesignated forward contracts with a total notional amount of $16.9 billion to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Shire. The majority of these contracts mature in the first quarter of 2015. As discussed in Note 4, the company recorded losses of $165 million in net foreign exchange loss associated with the Shire-related forward contracts in the third quarter of 2014.

AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, totaling $8 billion at both September 30, 2014 and December 31, 2013. The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of September 30, 2014.

	Derivatives in asset position		Derivatives in liability position
(in millions)	Fair value	Balance sheet caption	Fair value	Balance sheet caption
Interest rate swaps designated as fair value hedges	$—	n/a	$269	Long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	127	Prepaid expenses and other	—	Accounts payable and accrued liabilities
Others not designated as hedges	86	Prepaid expenses and other	239	Accounts payable and accrued liabilities
Total	$213		$508

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of December 31, 2013.

	Derivatives in asset position		Derivatives in liability position
(in millions)	Fair value	Balance sheet caption	Fair value	Balance sheet caption
Interest rate swaps designated as fair value hedges	$—	n/a	$432	Long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	—	Prepaid expenses and other	61	Accounts payable and accrued liabilities
Others not designated as hedges	17	Prepaid expenses and other	12	Accounts payable and accrued liabilities
Total	$17		$505

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table summarizes the activity for derivative instruments and the amounts and location of income (expense) and gain (loss) reclassified into net earnings and for certain other derivative instruments for the three months ended September 30, 2014 and 2013, respectively. The amount of hedge ineffectiveness was not significant for the three months ended September 30, 2014 or 2013.

	(Loss) gain recognized in other comprehensive (loss) income		Income (expense) and gain (loss) reclassified into or recorded in net earnings
(in millions)	2014	2013	2014	2013	Income statement caption
Foreign currency forward exchange contracts —
Designated as cash flow hedges	$112	($62)	$(23)	$(2)	Cost of products sold
Not designated as hedges	n/a	n/a	(215)	9	Net foreign exchange loss
Interest rate swaps designated as fair value hedges	n/a	n/a	(9)	47	Interest expense, net

The gain/(loss) related to fair value hedges is recognized in interest expense, net and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to interest expense, net for the three months ended September 30, 2014 and 2013.

The following table summarizes the activity for derivative instruments and the amounts and location of income (expense) and gain (loss) reclassified into net earnings and for certain other derivative instruments for the nine months ended September 30, 2014 and 2013, respectively. The amount of hedge ineffectiveness was not significant for the nine months ended September 30, 2014 or 2013.

	(Loss) gain recognized in other comprehensive (loss) income		Income (expense) and gain (loss) reclassified into or recorded in net earnings
(in millions)	2014	2013	2014	2013	Income statement caption
Foreign currency forward exchange contracts —
Designated as cash flow hedges	$142	($53)	$(59)	$(4)	Cost of products sold
Not designated as hedges	n/a	n/a	(233)	49	Net foreign exchange loss
Interest rate swaps designated as fair value hedges	n/a	n/a	163	(268)	Interest expense, net

The gain/(loss) related to fair value hedges is recognized in net interest expense and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to net interest expense for the nine months ended September 30, 2014 and 2013.

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

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheet as of September 30, 2014.

		Basis of fair value measurement
(in millions)	Balance at September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$7,719	$896	$6,823	$—
Restricted cash	2,595	2,595	—	—
Time deposits	9	—	9	—
Equity securities	11	11	—	—
Foreign currency contracts	213	—	213	—
Total assets	$10,547	$3,502	$7,045	$—
Liabilities
Interest rate hedges	$269	$—	$269	$—
Foreign currency contracts	239	—	239	—
Contingent consideration	24	—	—	24
Total liabilities	$532	$—	$508	$24

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the condensed balance sheet as of December 31, 2013.

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

Cumulative net unrealized holding gains on available-for-sale equity securities totaled $2 million and $2 million at September 30, 2014 and December 31, 2013, respectively.

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments.

(in millions)
Fair value as of December 31, 2013	$165
Payments	(140)
Change in fair value recognized in net foreign exchange loss	(1)
Fair value as of September 30, 2014	$24

The contingent payments were primarily in connection with the acquisition of Solvay’s U.S. pharmaceuticals business in 2010, the achievement of a certain sales milestone resulted in a payment of approximately $137 million in the first quarter of 2014 for which a liability was previously established.

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. The carrying values and fair values of certain financial instruments as of September 30, 2014 and December 31, 2013 are shown in the table below.

	Book values		Approximate fair values
(in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Assets
Investments	$113	$108	$151	$129
Liabilities
Short-term borrowings	301	413	301	413
Current portion of long-term debt and lease obligations	22	18	22	18

Long-term debt and lease obligations, excluding fair value hedges	14,738	14,724	14,522	14,493

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of September 30, 2014.

		Basis of fair value measurement
(in millions)	Fair value at September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$151	$55	$32	$64
Total assets	$151	$55	$32	$64
Liabilities
Short-term borrowings	$301	$—	$301	$—
Current portion of long-term debt and lease obligations	22	—	22	—
Long-term debt and lease obligations, excluding fair value hedges	14,522	14,440	82	—
Total liabilities	$14,845	$14,440	$405	$—

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2013.

		Basis of fair value measurement
(in millions)	Fair value at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$129	$39	$30	$60
Total assets	$129	$39	$30	$60
Liabilities
Short-term borrowings	$413	$—	$413	$—
Current portion of long-term debt and lease obligations	18	—	18	—
Long-term debt and lease obligations, excluding fair value hedges	14,493	14,413	80	—
Total liabilities	$14,924	$14,413	$511	$—

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

Concentrations of Risk

The company invests excess cash in time deposits, money market funds and U.S. and U.K. Treasury securities and diversifies the concentration of cash among different financial institutions. The company monitors concentrations of credit risk associated with deposits with financial institutions. Credit exposure limits have been established to limit a concentration with any single issuer or institution.

Three U.S. wholesalers accounted for 42 percent and 38 percent of total net accounts receivable as of September 30, 2014 and December 31, 2013, respectively, and substantially all of AbbVie’s sales in the United States are to these three wholesalers. In addition, net governmental receivables outstanding in Greece, Portugal, Italy and Spain totaled $541 million at September 30, 2014 and $781 million at December 31, 2013.

HUMIRA is AbbVie’s single largest product and accounted for approximately 63 percent and 56 percent of AbbVie’s total net sales in the first nine months ended September 30, 2014 and 2013, respectively.

Debt and Credit Facilities

Short-term borrowings include commercial paper borrowings of $300 million and $400 million as of September 30, 2014 and December 31, 2013, respectively. The weighted-average interest rate on outstanding commercial paper borrowings for the nine months ended September 30, 2014 and 2013 was 0.2 percent and 0.3 percent, respectively.

At September 30, 2014, AbbVie was in compliance with the financial covenants of its $2.0 billion unsecured credit facility. No amounts were outstanding under this facility as of September 30, 2014 or December 31, 2013. In October 2014, AbbVie replaced its existing facility with a new $3.0 billion five-year revolving credit facility. The new facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants.

Note 9            Post-Employment Benefits

The following is the summary of net periodic benefit cost relating to the company’s defined benefit and other post-employment plans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Defined benefit plans
Service cost	$44	$39	$131	$133
Interest cost	55	46	164	142
Expected return on plan assets	(75)	(63)	(226)	(195)
Amortization of actuarial losses and prior service costs	16	30	50	83
Net periodic benefit cost	$40	$52	$119	$163

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Other post-employment plans
Service cost	$7	$5	$17	$17
Interest cost	6	2	17	14
Expected return on plan assets	—	—	—	—
Amortization of actuarial losses and prior service costs	(1)	—	(3)	—
Net periodic benefit cost	$12	$7	$31	$31

AbbVie made voluntary contributions of $370 million in the first quarter of 2014 and $145 million in the first quarter of 2013 to its main domestic defined benefit pension plan.

Note 10 Equity

Stock-Based Compensation

Stock-based compensation expense is principally classified in SG&A and was $44 million and $41 million for the three months ended September 30, 2014 and 2013, respectively and $198 million and $175 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Stock Options

AbbVie determines the fair value of stock options using the Black-Scholes model. The assumptions used in estimating the fair value of stock options granted during the nine months ended September 30, 2014 and 2013, along with the grant-date fair value, were as follows.

	Nine months ended September 30,
	2014	2013
Risk-free interest rate	1.91%	1.10%
Average life of options (years)	6.0	6.0
Volatility	27.01%	32.63%
Dividend yield	3.19%	4.30%
Fair value per stock option	$9.83	$6.87

The following table summarizes AbbVie stock option activity for both AbbVie and Abbott employees for the nine months ended September 30, 2014.

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2013	35,994	$27.48
Granted	1,119	51.87
Exercised	(6,055)	27.96
Lapsed	(76)	25.84
Outstanding at September 30, 2014	30,982	28.27	3.4	$914
Exercisable at September 30, 2014	28,198	$27.03	2.9	$866

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last day of trading for the period ended September 30, 2014. The total intrinsic value of options exercised was $39 million and $41 million for the three months ended September 30, 2014 and 2013, respectively, and $150 million and $157 million, for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, $5 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs & RSUs

The following table summarizes AbbVie RSA and RSU activity (including performance-based awards) for both AbbVie and Abbott employees for the nine months ended September 30, 2014.

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2013	14,910	$32.07
Granted	5,022	51.45
Vested	(6,544)	29.34
Lapsed	(469)	38.13
Outstanding at September 30, 2014	12,919	$40.83
Unvested shares at September 30, 2014	12,743	$40.93

The weighted-average grant date fair value of RSAs and RSUs (including performance-based awards) is determined based on the number of shares granted and the quoted price of the company’s common stock on the date of the grant. The fair market value of RSAs and RSUs vested was $7 million and $5 million for the three months ended September 30, 2014 and 2013, respectively, and $332 million and $282 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, $225 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

Cash Dividends

On September 19, 2014, the board of directors declared a quarterly cash dividend of $0.42 per share. The dividend is payable November 17, 2014 to stockholders of record at the close of business on October 15, 2014. On October 20, 2014, the board of directors declared a quarterly cash dividend of $0.49 per share, which represents an increase of approximately 17 percent over the previous quarterly rate of $0.42 per share. The dividend is payable February 13, 2015 to stockholders of record at the close of business on January 15, 2015.

Additionally, on February 20 and June 19, 2014, the board of directors declared quarterly cash dividends of $0.42 per share of common stock, which were paid on May 15 and August 15, 2014, respectively. The quarterly cash dividend declared by the board of directors on February 20, 2014 represented an increase of 5 percent over the previous quarterly rate of $0.40 per share. The quarterly cash dividend declared by the board of directors on December 12, 2013 of $0.40 per share of common stock was paid on February 14, 2014.

On January 4, February 15, June 20, and September 19, 2013, the board of directors declared quarterly cash dividends of $0.40 per share of common stock, which were paid on February 15, May 15, August 15, and November 15, 2013, respectively. The cash dividend of $0.40 per share of common stock declared on January 4, 2013 was declared from pre-separation earnings and was recorded as a reduction of additional paid-in capital.

Stock Repurchase Program

On February 15, 2013, AbbVie’s board of directors authorized a $1.5 billion stock repurchase program. Purchases of AbbVie shares may be made from time to time at management’s discretion depending on the company’s cash flows, net debt level and market conditions. The plan has no time limit and can be discontinued at any time. During the nine months ended September 30, 2014, AbbVie repurchased approximately 5 million shares for $250 million in the open market. AbbVie also repurchased approximately 0.5 million shares for $22 million in the open market during the nine months ended September 30, 2013. Shares repurchased under this program are recorded at acquisition cost, including related expenses, and are available for general corporate purposes. AbbVie’s remaining share repurchase authorization was $1.0 billion as of September 30, 2014.

On October 20, 2014, AbbVie’s board of directors authorized a new $5 billion stock repurchase program, which was effective immediately and supersedes the previous authorization, and is expected to be executed over the next several years. The stock repurchase authorization permits shares to be repurchased in open market or private transactions, has no time limit and may be discontinued at any time.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax for as of September 30, 2014.

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains (losses) on marketable equity securities	Gains (losses) on hedging activities	Total
Balance as of December 31, 2013	$470	$(827)	$2	$(87)	$(442)
Other comprehensive (loss) income before reclassifications	(714)	—	(1)	142	(573)
Amounts reclassified from accumulated other comprehensive loss	—	43	—	59	102
Net current-period other comprehensive (loss) income	(714)	43	(1)	201	(471)
Balance as of September 30, 2014	(244)	(784)	1	114	(913)

The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2014.

	Three months ended September 30, 2014		Nine months ended September 30, 2014
Type of reclassification (brackets denote loss)	Amount reclassified from accumulated other comprehensive loss (in millions)	Affected line item in the condensed consolidated statement of earnings	Amount reclassified from accumulated other comprehensive loss (in millions)	Affected line item in the condensed consolidated statement of earnings
Pension and post-employment benefits
Amortization of actuarial losses and other	$27	(a)	$59	(a)
Less tax expense	7		16
Total reclassification for the three and nine months ended September 30, 2014, net of tax	$20		$43

(a) Amounts are included in the computation of net periodic benefit cost (see Note 9 for details).

Note 11 Income Taxes

The effective income tax rates were 26.3 percent and 24.1 percent for the three and nine months ended September 30, 2014, respectively, and 25.0 percent and 22.9 percent for the three and nine months ended September 30, 2013, respectively. The effective tax rates in each period were less than the statutory federal income tax rate of 35 percent primarily due to the benefit of lower income tax rates in locations outside the United States and tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions. The increase in the effective tax rate in the three and nine months ended September 30, 2014 over the prior year was principally due to changes in the jurisdictional mix of earnings.

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

Note 12 Legal Proceedings and Contingencies

Subject to certain exceptions specified in the separation agreement, AbbVie assumed the liability for, and control of, all pending and threatened legal matters related to its business, including liabilities for any claims or legal proceedings related to products that had been part of its business but were discontinued prior to the distribution, as well as assumed or retained liabilities, and will indemnify Abbott for any liability arising out of or resulting from such assumed legal matters. AbbVie is involved in various claims, legal proceedings and investigations, including those described below. The recorded accrual balance for litigation at September 30, 2014 was not significant. Within the next year, other legal proceedings may occur that may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all other proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, cash flows, or results of operations.

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

In August 2013, a putative class action lawsuit, Sidney Hillman Health Center of Rochester, et al. v. AbbVie Inc., et al., was filed against AbbVie in the United States District Court for the Northern District of Illinois by three healthcare benefit providers alleging violations of federal RICO statutes and state deceptive business practice and unjust enrichment laws in connection with reimbursements for certain uses of Depakote from 1998 to 2012. Plaintiffs seek monetary damages and/or equitable relief and attorneys’ fees. On August 14, 2014, the district court dismissed all of the plaintiffs’ claims with prejudice. Plaintiffs have appealed the district court’s decision to the United States Court of Appeals for the Seventh Circuit, where the matter is currently pending.

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

In September 2014, the Federal Trade Commission (FTC) filed suit in the United States District Court for the Eastern District of Pennsylvania against AbbVie and others, alleging that 2011 patent litigation with two generic companies regarding AndroGel was sham litigation and the patent litigation settlement with one of those generic companies violates federal antitrust laws. The FTC’s complaint seeks monetary damages and injunctive relief.

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

AbbVie is seeking to enforce its patent rights relating to ritonavir/lopinavir tablets (a drug AbbVie sells under the trademark Kaletra®). In a case filed in the United States District Court for the Northern District of Illinois in March 2009, AbbVie alleges that Matrix Laboratories, Inc.’s, Matrix Laboratories, Ltd.’s, and Mylan, Inc.’s proposed generic products infringe AbbVie’s patents and seeks declaratory and injunctive relief. Upon Matrix’s motion in November 2009, the court granted a five-year stay of the litigation unless good cause to lift the stay is shown. On July 1, 2014, the stay was lifted pursuant to the original terms of the court order entered in 2009.

AbbVie is seeking to enforce its patent rights relating to ritonavir tablets (a drug AbbVie sells under the trademark Norvir®). In a case pending in the United States District Court for the Southern District of Ohio since April 2012, AbbVie alleges that Roxane Laboratories, Inc.’s (Roxane) proposed generic product infringes AbbVie’s patents and seeks declaratory and injunctive relief. In another case filed in the United States District Court for the Southern District of Ohio in July 2013, AbbVie alleges that Roxane’s proposed generic ritonavir product infringes additional AbbVie patents and seeks declaratory and injunctive relief on these additional patents. In September 2014, AbbVie and Roxane entered into a settlement and license agreement, the date of which license is confidential. The parties entered into a stipulation to dismiss the Ohio litigation. In a separate case filed in the United States District Court for the District of Delaware in May 2013, AbbVie alleges that Hetero USA Inc.’s and Hetero Labs Limited’s proposed generic ritonavir tablets product infringes AbbVie’s patents and seeks declaratory and injunctive relief. In a separate case filed in the United States District Court for the District of Delaware in July, 2014, AbbVie alleges that Aurobindo Pharma Limited and Aurobindo Pharma USA Inc.’s proposed generic ritonavir tablets product infringes AbbVie’s patents and seeks declaratory and injunctive relief.

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

In November 2007, GlaxoSmithKline filed a lawsuit against Abbott Laboratories in the United States District Court for the Northern District of California alleging that Abbott violated antitrust laws in connection with the 2003 Norvir re-pricing. In March 2011, a jury found that Abbott did not violate antitrust laws, but breached its license agreement with the plaintiff. In January 2014, a 3-judge panel of the United States Court of Appeals for the Ninth Circuit reversed this verdict and remanded the case for a new trial due to the alleged improper exclusion of a potential juror. The case has been returned to the trial court for further proceedings. AbbVie assumed the liability for and control of this proceeding in connection with its separation from Abbott.

Note 13 Segment Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie’s sales in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. Worldwide net sales of key products were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
HUMIRA	$3,255	$2,770	$9,180	$7,620
AndroGel	232	248	704	746
Kaletra	256	237	667	734
Lupron	196	196	571	576
Synagis	109	98	537	513
Synthroid	200	161	523	433
Sevoflurane	134	138	430	412
Creon	148	101	365	297
Duodopa	56	46	164	129
Dyslipidemia products	63	270	224	985
All other	370	393	1,143	1, 234
Net sales	$5,019	$4,658	$14,508	$13,679

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of September 30, 2014 and December 31, 2013 and the results of operations for the three and nine months ended September 30, 2014 and 2013. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in “Item 1. Financial Statements and Supplementary Data.”

EXECUTIVE OVERVIEW

Company Overview

AbbVie is a global, research-based biopharmaceutical company. AbbVie develops and markets advanced therapies that address some of the world’s most complex and serious diseases. AbbVie products are used to treat chronic autoimmune diseases, including rheumatoid arthritis, psoriasis, and Crohn’s disease; HIV; endometriosis; thyroid disease; Parkinson’s disease; complications associated with chronic kidney disease and cystic fibrosis; and other health conditions such as low testosterone. AbbVie also has a pipeline of promising new medicines, including more than 20 compounds or indications in Phase 2 or Phase 3 development across such important medical specialties as immunology, virology/liver disease, oncology, renal disease, neurological diseases and women’s health.

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

Financial Results

Worldwide net sales for the nine months ended September 30, 2014 totaled $14.508 billion, an increase of 6 percent, driven primarily by the continued strength of HUMIRA and double-digit sales growth from key products including Creon and Duodopa. Growth in these key products was partially offset by the continuing impact of the loss of exclusivity in the company’s lipid franchise in 2013. Generic competition began in November 2012 for TriCor, July 2013 for Trilipix and September 2013 for Niaspan, resulting in the loss of $761 million of revenue in the nine months ended September 30, 2014 over the prior year. The company’s financial performance also included delivering fully diluted earnings per share of $1.60, while increasing funding in support of AbbVie’s emerging mid-and late-stage pipeline assets and the continued support of additional HUMIRA indications. In the nine months ended September 30, 2014, the company generated cash flows from operations of $4.127 billion.

On July 18, 2014, AbbVie issued an announcement pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers disclosing that the boards of directors of AbbVie and Shire plc, a company incorporated in Jersey (Shire), had agreed on the terms of a proposed combination of Shire with AbbVie. On October 15, 2014, AbbVie’s board of directors withdrew its previous recommendation to AbbVie stockholders in favor of the proposed combination with Shire and recommended stockholders vote against the proposed combination. On October 20, 2014, AbbVie and Shire mutually agreed to terminate the proposed combination. As a result of the termination, a break fee of $1.635 billion was paid by AbbVie to Shire in October 2014. The fee, which is expected to be tax deductible, will be recorded as selling, general and administrative (SG&A) expense in the fourth quarter of 2014. Refer to Note 4 entitled “Termination of Proposed Combination With Shire” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data” for further information regarding the termination of the company’s proposed combination with Shire.

Research and Development

Research and innovation continue to be key strategic priorities for AbbVie. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.

AbbVie’s pipeline includes more than 20 compounds or indications in Phase 2 or 3 development individually or under collaboration or license agreements. Of these programs, approximately 12 are in Phase 3 development or undergoing registrational review. AbbVie expects several Phase II programs to transition into Phase 3 programs during the 2014-2015 timeframe. Research and development (R&D) is focused on therapeutic areas that include immunology, virology/liver disease, oncology, renal disease, neurological diseases, and women’s health, among others.

During the nine months of 2014, AbbVie continued to execute on its long-term strategy of advancing its new product pipeline and maximizing its existing portfolio through new indications and formulations. Significant recent developments in R&D included the following:

•                  AbbVie submitted its U.S. and European Union (EU) regulatory applications for its interferon-free combination therapy for patients with genotype 1 hepatitis C virus (HCV) in April and May, respectively. AbbVie’s regulatory application in the United States was granted priority review by the U.S. Food and Drug Administration (FDA). In addition, its regulatory applications in the EU were validated and are under accelerated assessment by the European Medicines Agency (EMA). The company expects U.S. regulatory approval in 2014 and European regulatory approval in early 2015. AbbVie also expects to submit its regulatory application for HCV in Japan in early 2015.

•                  AbbVie announced the initiation of four separate Phase 3 clinical trials evaluating the safety and efficacy of its investigational compound, veliparib (ABT-888), in combination with chemotherapy in patients with previously untreated locally advanced or metastatic squamous non-small cell lung cancer (NSCLC) and a separate study in patients with nonsquamous NSCLC, as a neoadjuvant therapy, when added to carboplatin, prior to surgery in women with early-stage, triple negative breast cancer and in patients with human epidermal growth factor receptor 2-(HER2) negative metastatic or locally-advanced breast cancer, containing BRCA1 and/or BRCA2 gene mutations, when added to carboplatin and paclitaxel.

•                  AbbVie initiated a Phase 3 evaluation for its next generation Bcl-2 inhibitor, ABT-199, for patients with relapsed/refactory chronic lymphocytic leukemia in collaboration with AbbVie’s development partner, Roche Holding AG.

•                  AbbVie and Bristol-Myers Squibb announced that the FDA has granted elotuzumab, an investigational humanized monoclonal antibody, Breakthrough Therapy Designation for use in combination with lenalidomide and dexamethasone for the treatment of multiple myeloma in patients who have received one or more prior therapies. Phase 3 studies are ongoing.

•                  The company received a complete response letter from the FDA with respect to the company’s levodopa-carbidopa intestinal gel for the treatment of Parkinson’s disease sold under the name Duodopa outside the United States. The new drug application was subsequently resubmitted to the FDA. An FDA action date expected in early 2015.

•                  AbbVie announced the completion of AbbVie and Biogen Idec’s Phase 3 DECIDE study for daclizumab in relapsing/remitting multiple sclerosis. AbbVie is in the process of working with Biogen Idec to complete its global regulatory applications.

•                  The EMA and the FDA granted orphan drug designation to AbbVie’s investigational compound ABT-414, an anti-epidermal growth factor receptor antibody drug conjugate, which is being evaluated for safety and efficacy in patients with glioblastoma multiforme, the most common and most aggressive type of malignant primary brain tumor.

•                  AbbVie announced positive results from a Phase 3 pivotal study demonstrating that HUMIRA is effective in reducing common clinical signs and symptoms in moderate-to-severe hidradenitis suppurativa (HS), specifically the number of abscesses and inflammatory nodules. AbbVie also recently announced positive results from a second pivotal HS study that were consistent with the initial trial. The results of these studies will contribute to worldwide regulatory filings for an expanded use of HUMIRA, which the company expects to submit in late 2014.

•                  AbbVie completed its Phase 2 study for the use of ABT-719 for the treatment of acute kidney injury associated with major cardiac and vascular surgeries. Based on these results, AbbVie decided not to continue development of ABT-719.

For a more comprehensive discussion of AbbVie’s products and pipeline, refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2013. See also Note 5 entitled “Acquisitions, Collaborations and Other Arrangements” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” for further information relating to the collaborations with Calico Life Sciences LLC (Calico) and Infinity Pharmaceuticals, Inc. (Infinity).

RESULTS OF OPERATIONS

Net Sales

			Percent change				Percent change
	Three months ended September 30,		At actual currency rates	At constant currency rates	Nine months ended September 30,		At actual currency rates	At constant currency rates
(in millions)	2014	2013	2014	2014	2014	2013	2014	2014
United States	$2,809	$2,616	7%	7%	$7,681	$7,363	4%	4%
International	2,210	2,042	8%	10%	6,827	6,316	8%	9%
Net sales	$5,019	$4,658	8%	8%	$14,508	$13,679	6%	7%

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

Sales growth in the third quarter and first nine months of 2014 was driven by the continued strength of HUMIRA, both in the United States and internationally, as well as sales growth in key products including Synagis, Creon and Duodopa. Sales increased in the third quarter and first nine months of 2014 despite the continued decline in AbbVie’s lipid franchise due to the loss of exclusivity and unfavorable foreign exchange rate fluctuations.

The following table details the sales of key products.

			Percent change				Percent change
	Three months ended September 30,		At actual currency rates	At constant currency rates	Nine months ended September 30,		At actual currency rates	At constant currency rates
(in millions)	2014	2013	2014	2014	2014	2013	2014	2014
HUMIRA
United States	$1,739	$1,389	25%	25%	$4,592	$3,569	29%	29%
International	1,516	1,381	10%	10%	4,588	$4,051	13%	13%
Total	$3,255	$2,770	18%	18%	$9,180	$7,620	21%	21%
AndroGel
United States	$232	$248	(7)%	(7)%	$704	$746	(6)%	(6)%
Kaletra
United States	$53	$63	(14)%	(14)%	$163	$181	(10)%	(10)%
International	203	174	17%	20%	504	553	(9)%	(7)%
Total	$256	$237	8%	11%	$667	$734	(9)%	(7)%
Lupron
United States	$147	$141	4%	4%	$420	$410	3%	3%
International	49	55	(10)%	(8)%	151	166	(9)%	(6)%
Total	$196	$196	0%	0%	$571	$576	(1)%	0%
Synagis
International	$109	$98	12%	18%	$537	$513	5%	12%
Synthroid
United States	$200	$161	24%	24%	$523	$433	21%	21%
Sevoflurane
United States	$20	$19	1%	1%	$61	$54	12%	12%
International	114	119	(3)%	(1)%	369	358	3%	6%
Total	$134	$138	(3)%	(1)%	$430	$412	4%	7%
Creon
United States	$148	$101	48%	48%	$365	$297	23%	23%
Duodopa
International	$56	$46	20%	21%	$164	$129	27%	25%
Dyslipidemia products
United States	$63	$270	(77)%	(77)%	$224	$985	(77)%	(77)%
Other	370	393	(6)%	(6)%	1,143	1,234	(8)%	(7)%
Total	$5,019	$4,658	8%	8%	$14,508	$13,679	6%	7%

On a constant currency basis, global HUMIRA sales increased 18 percent and 21 percent during the third quarter and first nine months of 2014, respectively, primarily as a result of continued market growth across therapeutic categories and geographies, higher market share and higher pricing in certain geographies. In addition, growth continues to be driven by the approval of new indications, including the approval of the indication for pediatric Crohn’s disease in the United States in the third quarter of 2014. AbbVie is pursuing several new indications to help further differentiate from competitive products and add to the sustainability and future growth of HUMIRA.

AndroGel sales for the third quarter and first nine months of 2014 decreased 7 percent and 6 percent, respectively, primarily due to a decline in the overall U.S. testosterone replacement market. The company expects this market trend will continue. These declines were partially offset by market share gains and favorable pricing trends. AndroGel 1% sales are expected to be impacted by generic competition in early 2015.

Global sales of Kaletra declined in the first nine months of 2014 primarily due to lower market share resulting from the impact of increasing competition in the HIV marketplace.

Sales for Synagis increased 18 percent and 12 percent during the third quarter and first nine months of 2014, respectively, primarily due to increased product uptake compared to the prior year. Synagis is a seasonal product with the majority of sales occurring in the first and fourth quarters.

Sales of Creon continued to grow in the third quarter and first nine months of 2014 driven primarily by continued market growth and higher market share. Sales for the third quarter of 2014 also benefitted from a favorable comparison to the prior year quarter. Creon maintains market leadership in the pancreatic enzyme market and continues to capture the vast majority of new prescription starts.

Sales of Duodopa, AbbVie’s therapy for advanced Parkinson’s disease currently approved in Europe and other international markets, increased 21 percent and 25 percent during the third quarter and first nine months of 2014, respectively, on a constant currency basis. Duodopa is currently under regulatory review in the United States and a regulatory decision is expected in early 2015.

Sales for AbbVie’s consolidated lipid franchise, which includes TriCor, Trilipix, Niaspan, Simcor and Advicor, declined 77 percent in both the third quarter and first nine months of 2014 due to the introduction of generic versions of these products in the U.S. market. Generic competition began in November 2012 for TriCor, in July 2013 for Trilipix, and in September 2013 for Niaspan.

Gross Margin

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
(in millions)	2014	2013	2014	2014	2013	2014
Gross margin	$3,925	$3,566	10%	$11,201	$10,380	8%
as a % of net sales	78%	77%		77%	76%

Gross profit margin in the third quarter and first nine months of 2014 reflected the favorable impact of product mix across the product portfolio, including HUMIRA, operational efficiencies and lower amortization expense for intangible assets, partially offset by the effect of unfavorable foreign exchange rates, a $37 million impairment charge for an intangible asset and loss of exclusivity for the lipid franchise.

Selling, General and Administrative

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
(in millions)	2014	2013	2014	2014	2013	2014
Selling, general and administrative	$1,595	$1,261	27%	$4,383	$3,904	12%
as a % of net sales	32%	27%		30%	29%

SG&A expenses in the third quarter and first nine months of 2014 included $104 million and $286 million, respectively, of costs associated with the separation of AbbVie from Abbott Laboratories (Abbott). Separation related costs were $46 million and $135 million in the three and nine months ended September 30, 2013, respectively.

SG&A expenses in the third quarter and first nine months of 2014 also included a $129 million charge due to additional expenses related to the Branded Prescription Drug Fee. On July 28, 2014, the Internal Revenue Service issued final rules and regulations for the Branded Prescription Drug Fee, an annual non-tax-deductible fee payable to the federal government under the Affordable Care Act based on an allocation of a company’s market share for branded prescription drugs sold to certain government programs in the prior year. The final rules accelerated the expense recognition criteria for the fee obligation from the year in which the fee is paid, to the year in which the market share used to allocate the fee is determined. This change will require AbbVie and other industry participants to recognize an additional year of expense in 2014. As a result, an additional expense of $129 million was recognized during the three and nine months ended September 30, 2014. The final rules and regulations will not change the amount or timing of annual fees to be paid.

The remaining increases in SG&A expenses in the third quarter and first nine months of 2014 were due primarily to increased selling and marketing support for new products, including preparations for the expected launch of AbbVie’s interferon-free HCV combination, as well as spending relating to new indications and geographic expansion for HUMIRA. These increases were partially offset by restructuring charges incurred in the first six months of 2013 not recurring at the same level in 2014 as well as favorable foreign exchange rate fluctuations in the third quarter and first nine months of 2014.

Research and Development and Acquired In-Process Research and Development

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
(in millions)	2014	2013	2014	2014	2013	2014
Research and development	$812	$714	14%	$2,418	$2,057	18%
as a % of net sales	16%	15%		17%	15%
Acquired in-process research and development	$308	$220	40%	$324	$290	12%

R&D expense in the third quarter and first nine months of 2014 reflects added funding to support the company’s emerging mid- and late-stage pipeline assets and the continued pursuit of additional HUMIRA indications. R&D expense for the nine months ended September 30, 2014 also included regulatory milestone payments to a third party aggregating $40 million related to the company’s HCV program.

Acquired in-process research and development (IPR&D) expense for the three and nine months ended September 30, 2014 included a charge of $275 million as a result of entering into a global collaboration with Infinity to develop and commercialize duvelisib, a treatment of patients with cancer. During the nine months ended September 30, 2014, AbbVie also entered into agreements to license preclinical compounds from various third parties and recorded charges to IPR&D of $33 million and $49 million for the three and nine months ended September 30, 2014.

IPR&D expense for the three months ended September 30, 2013 included a charge of $45 million as a result of entering into a global collaboration with Galapagos NV for cystic fibrosis therapies and a charge of $175 million as a result of entering into a global license agreement with Ablynx NV to develop and commercialize ALX-0061. IPR&D expense for the nine months ended September 30, 2013 also included the second quarter charge of $70 million as a result of entering into a global collaboration with Alvine Pharmaceuticals (Alvine).

Other Expense

Other expense for the three and nine months ended September 30, 2014 included a $250 million charge related to an R&D collaboration agreement entered into in September 2014 with Calico to discover, develop and commercialize new therapies for patients with age-related diseases.

Interest Expense, Net

Interest expense, net of $128 million and $262 million for the three and nine months ended September 30, 2014, respectively, included $75 million of financing related fees incurred in connection with the proposed combination with Shire, with the reminder consisting of primarily of interest expense on outstanding debt, partially offset by interest income. Interest expense, net was $69 million and $210 million for the three and nine months ended September 30, 2013, respectively.

Income Tax Expense

The effective income tax rates were 26.3 percent and 24.1 percent for the three and nine months ended September 30, 2014 and 25.0 percent and 22.9 percent for the three and nine months ended September 30, 2013, respectively. The effective tax rates in each period were less than the statutory federal income tax rate of 35 percent principally due to the benefit of lower statutory tax rates and tax exemptions in certain foreign jurisdictions. The increase in the effective tax rate in 2014 over the prior year was primarily due to changes in the jurisdictional mix of earnings.

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

As of the date of the separation, AbbVie did not have sufficient back office infrastructure to operate in markets outside the United States. As a result, AbbVie entered into transition services agreements with Abbott to provide services outside the United States, including back office services in certain countries, for up to two years after separation. The back office services provided include information technology, accounts payable, payroll, receivables collection, treasury and other financial functions, as well as order entry, warehousing, and other administrative services. These transition services agreements have allowed AbbVie to operate its international pharmaceuticals business independently prior to establishing a stand-alone back office infrastructure for all countries. During the transition from Abbott, AbbVie has and will continue to incur non-recurring expenses to expand its international infrastructure. In addition, in certain international markets as of the date of the separation and as of September 30, 2014, certain marketing authorizations to sell AbbVie’s products continued to be held by Abbott until such authorizations could be transferred through the applicable regulatory channels.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,

(in millions)	2014	2013
Cash flows provided by/(used in):
Operating activities	$4,127	$5,022
Investing activities	(3,440)	756
Financing activities	(2,411)	(2,695)

Cash flows provided by operations for the nine months ended September 30, 2014 was $4.127 billion compared to $5.022 billion for the nine months ended September 30, 2013. The decrease was primarily due to the timing of U.S. wholesaler collections, an increase in AbbVie’s voluntary contribution to its main domestic defined benefit pension plan and an investment in inventory in preparation for the launch of AbbVie’s interferon-free HCV combination. The company made a voluntary contribution to its main domestic defined benefit pension plan of $370 million in the nine months ended September 30, 2014, and $145 million in the nine months ended September 30, 2013.

In the nine months ended September 30, 2014, cash outflows related to collaborations, acquisitions and other arrangements totaled $572 million, including $275 million paid to Infinity related to a global collaboration to develop duvelisib (IPI-145) and $250 million to fund a novel R&D collaboration with Calico. AbbVie expects to fund an additional $500 million in the fourth quarter of 2014, contingent on the satisfaction of certain conditions. In the nine months ended September 30, 2013, cash outflows related to collaborations, acquisitions and other arrangements totaled $358 million, including $175 million related to the global collaboration with Ablynx NV and $70 million related to a global collaboration with Alvine. Cash flows from investing activities for the nine months ended September 30, 2014 and 2013 also reflected capital expenditures and net sales (purchases) of short-term investments.

As part of the proposed combination with Shire, AbbVie was required to maintain cash in escrow. Accordingly, AbbVie transferred $2.7 billion of cash into escrow, which was recorded as restricted cash. The funds held in escrow will be released due to the termination of the combination in the fourth quarter of 2014.

The company’s cash and equivalents, short-term investments and restricted cash increased from $9.895 billion at December 31, 2013 to $10.323 billion at September 30, 2014. While a significant portion of cash and equivalents at September 30, 2014 are considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at September 30, 2014 has been reinvested indefinitely. In October 2014, AbbVie paid $1.635 billion to Shire as a break fee to terminate the proposed combination.

During the nine months ended September 30, 2014 and 2013 the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $300 million and $400 million at September 30, 2014 and December 31, 2013, respectively. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.

Cash dividend payments totaled $1.987 billion in the nine months ended September 30, 2014. On September 19, 2014, the board of directors declared a quarterly cash dividend of $0.42 per share for stockholders of record at the close of business on October 15, 2014, payable on November 17, 2014. On October 20, 2014, the board of directors declared a quarterly cash dividend of $0.49 per share for stockholders of record at the close of business on January 15, 2015, payable on February 13, 2015. The timing, declaration, amount of, and payment of any dividends is within the discretion of AbbVie’s board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors. Cash dividends paid in the nine months ended September 30, 2013 were $1.914 billion.

In February 2013, AbbVie’s board of directors authorized a $1.5 billion common stock repurchase program, which was effective immediately. During the nine months ended September 30, 2014, the company repurchased approximately 5 million shares for $250 million in the open market. AbbVie repurchased approximately 0.5 million shares for $22 million in the open market during the nine months ended September 30, 2013. In October 2014, AbbVie’s board of directors authorized a new $5 billion stock repurchase program, which was effective immediately and supersedes the prior authorization. Under the new authorization, purchases of AbbVie shares may be made from time to time at management’s discretion. The plan has no time limit and can be discontinued at any time.

Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with governmental health systems. AbbVie continues to monitor the economic health of the economy in Southern Europe, as heightened economic concerns still exist. Outstanding net governmental receivables in these countries at September 30, 2014 and December 31, 2013 were as follows.

	Net receivables		Net receivables over one year past due
(in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Greece	$54	$37	$—	$—
Portugal	49	59	19	3
Italy	207	245	20	22
Spain	231	440	14	135
Total	$541	$781	$53	$160

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

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

Prior to October 2014, AbbVie was party to a $2.0 billion unsecured five-year revolving credit facility from a syndicate of lenders, which also supported commercial paper borrowings. The credit facility enabled the company to borrow funds at floating interest rates. At September 30, 2014, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were not material. There were no amounts outstanding under the credit facility as of September 30, 2014 and December 31, 2013.

In October 2014, AbbVie replaced its existing revolving credit facility with a new $3.0 billion five-year revolving credit facility, which matures in October 2019. The new revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants.

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

Credit Ratings

On July 18, 2014, following the announcement of the proposed combination with Shire, Moody’s Investor Service affirmed its Baa1 senior unsecured long-term rating and Prime-2 short-term rating and revised its ratings outlook to “stable” from “positive”. In addition, Standard & Poor’s Ratings Services (S&P) placed its “A” corporate credit rating and senior unsecured debt rating on AbbVie on CreditWatch with negative implications. On October 21, 2014, S&P affirmed AbbVie’s “A” corporate credit rating and senior unsecured debt rating and removed the negative credit watch. S&P affirmed its “A-1” commercial paper rating and did not place it on CreditWatch. There were no other changes in the company’s credit ratings in the first nine months of 2014. Refer to the 2013 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact the company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of the company’s significant accounting policies is included in Note 2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the company’s application of its critical accounting policies during the first nine months of 2014.

Forward-Looking Statements

Some statements in this quarterly report on Form 10-Q may be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project” and similar expressions, among others, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, and changes to laws and regulations applicable to our industry. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 1A, “Risk Factors” of Part II of AbbVie’s second quarter 2014 Quarterly Report on Form 10-Q, which  have been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to risk that its earnings, cash flows and equity could be adversely impacted by changes in foreign exchange rates and interest rates. Certain derivative instruments are used when available on a cost-effective basis to hedge the company’s underlying economic exposures. Refer to Note 8 entitled “Financial Instruments and Fair Value Measures” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data” for further information regarding the company’s financial instruments and hedging strategies.

Foreign Currency Risk

AbbVie’s primary net foreign currency exposures are the Euro, British pound and Japanese yen. Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive loss in AbbVie’s condensed consolidated balance sheets. Deferred gains or losses on these contracts are included in cost of products sold at the time the products are sold to a third party, generally not exceeding twelve months. At September 30, 2014 and December 31, 2013, AbbVie held $1.9 billion and $1.5 billion, respectively, in notional amounts of such contracts.

AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts, which are not designated as hedges, are marked-to-market, and resulting gains or losses are reflected in net foreign exchange on AbbVie’s condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. At September 30, 2014 and December 31, 2013, AbbVie held notional amounts of $5.7 billion and $5.3 billion, respectively, of such foreign currency forward exchange contracts.

In the third quarter of 2014, the company entered into undesignated forward contracts with a total notional amount of $16.9 billion to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Shire. The majority of these contracts mature in the first quarter of 2015. In the third quarter of 2014, the company recorded losses of $165 million in net foreign exchange loss associated with the Shire-related forward contracts.

The following table reflects the total foreign currency forward contracts outstanding at September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$5,720	1.315	$109	$4,650	1.359	$(56)
British pound	17,606	1.638	(150)	492	1.638	(3)
Japanese yen	290	107.6	4	401	103.2	7
All other currencies	915	N/A	11	1,308	N/A	(4)
Total	$24,531		($26)	$6,851		$(56)

The company estimates that a 10 percent appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $2.415 billion at September 30, 2014. If realized, this appreciation would negatively affect earnings over the remaining life of the contacts. A 10 percent appreciation is believed to be a reasonably possible near-term change in foreign currencies. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange.

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

Interest Rate Risk

Interest rate swaps are used to manage the company’s exposure of changes in interest rates on the fair value of fixed-rate debt. The effect of these hedges is to change the fixed interest rate to a variable rate. AbbVie does not use derivative instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for investment securities. At both September 30, 2014 and December 31, 2013, AbbVie had interest rate hedge contracts totaling $8.0 billion. The company estimates that an increase in the interest rates of 100-basis points would decrease the fair value of our interest rate swap contracts by approximately $360 million at September 30, 2014. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100-basis points in long-term interest rates would decrease the fair value of long-term debt by $773 million at September 30, 2014. A 100-basis point change is believed to be a reasonably possible near-term change in interest rates.

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

There were no other changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended September 30, 2014.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 entitled “Legal Proceedings and Contingencies” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” and is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 – July 31, 2014	11,297(1)	$42.19	0	$1,027,585,170 (2)
August 1, 2014 – August 31, 2014	1,871(1)	$47.19	0	$1,027,585,170 (2)
September 1, 2014 – September 30, 2014	2,228(1)	$47.87	0	$1,027,585,170 (2)
Total	15,396(1)	$43.62	0	$1,027,585,170 (2)

1.              Included in these shares are the following:

(i)             the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options–11,297 in July; 1,871 in August; and 2,228 in September; and

(ii)          the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan–0 in July, August and September.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.              On February 15, 2013, AbbVie announced that its board of directors approved the purchase of up to $1.5 billion of its common stock, from time to time. On October 20, 2014, AbbVie announced that its board of directors authorized a new $5 billion stock repurchase program.

Item 6.  Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ William J. Chase
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: November 7, 2014

EXHIBIT INDEX

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

2.1

*Announcement pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, dated July 18, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 18, 2014).

2.2	*Co-operation Agreement dated as of July 18, 2014, between AbbVie Inc. and Shire plc (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on July 18, 2014).

10.1

*364-Day Bridge Credit Agreement, dated as of July 17, 2014, among AbbVie Private Limited, AbbVie Holdings Private Limited, AbbVie Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 18, 2014).

10.2

*Term Loan Credit Agreement, dated as of August 18, 2014, among AbbVie Holdings Private Limited, AbbVie Private Limited, AbbVie Inc., JPMorgan Chase Bank, N.A., and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 21, 2014).

10.3

*Revolving Credit Agreement, dated as of August 18, 2014, among AbbVie Inc., AbbVie Private Limited, AbbVie Holdings Private Limited, JPMorgan Chase Bank, N.A. and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 21, 2014).

10.4

*Amendment No. 1 to 364-Day Bridge Credit Agreement, dated as of August 11, 2014, among AbbVie Private Limited, AbbVie Inc., AbbVie Holdings Private Limited, JPMorgan Chase Bank, N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 21, 2014).

10.5

*Termination Agreement, dated as of October 20, 2014, by and between AbbVie Inc. and Shire plc (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 21, 2014).

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

101

The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 7, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*  Incorporated herein by reference. Commission file number 001-35565.