Form 10-K
period 2014-12-31
AbbVie Inc.
filed 2015-02-20
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Yes ☐        No ☒

         The aggregate market value of the 1,574,311,912 shares of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of AbbVie Inc.'s most recently completed second fiscal quarter (June 30, 2014), was $88,854,164,315. AbbVie has no non-voting common equity.

         Number of common shares outstanding as of January 31, 2015: 1,593,886,909

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 2015 AbbVie Inc. Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 20, 2015.

 PART I

ITEM 1.    BUSINESS

Separation from Abbott Laboratories

        AbbVie(1) was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent company as a result of the distribution by Abbott Laboratories (Abbott) of 100 percent of the outstanding common stock of AbbVie to Abbott's shareholders. AbbVie's common stock began trading "regular-way" under the ticker symbol "ABBV" on the New York Stock Exchange on January 2, 2013.

Overview

        AbbVie is a global, research-based biopharmaceutical company. AbbVie develops and markets advanced therapies that address some of the world's most complex and serious diseases. AbbVie's products are focused on treating conditions such as chronic autoimmune diseases, including rheumatoid arthritis, psoriasis, and Crohn's disease; hepatitis C (HCV); human immunodeficiency virus (HIV); endometriosis; thyroid disease; Parkinson's disease; complications associated with chronic kidney disease and cystic fibrosis; and other health conditions such as low testosterone. AbbVie also has a pipeline of promising new medicines, including more than 30 compounds or indications in Phase 2 or Phase 3 development across such important medical specialties as immunology, virology/liver disease, oncology, renal disease, neurological diseases and women's health.

Segments

        AbbVie operates in one business segment—pharmaceutical products. Incorporated herein by reference is Note 15 entitled "Segment and Geographic Area Information" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" and the sales information related to HUMIRA included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

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

        HUMIRA.    HUMIRA is a biologic therapy administered as a subcutaneous injection. It is approved to treat the following autoimmune diseases in the United States, Canada, and Mexico (collectively, North America), and in the European Union:

Condition	Principal Markets

Rheumatoid arthritis (moderate to severe)	North America, European Union
Psoriatic arthritis	North America, European Union
Ankylosing spondylitis	North America, European Union
Crohn's disease (moderate to severe)	North America, European Union
Plaque psoriasis (moderate to severe)	North America, European Union
Juvenile idiopathic arthritis	North America, European Union
Ulcerative colitis (moderate to severe)	United States, European Union
Axial spondyloarthropathy	United States, European Union
Pediatric Crohn's disease (severe)	United States, European Union
Pediatric enthesitis-related arthritis	European Union

(1)
As used throughout the text of this report on Form 10-K, the term "AbbVie" refers to AbbVie Inc., a Delaware corporation, or AbbVie Inc. and its consolidated subsidiaries, as the context requires.

        HUMIRA is also approved in over 60 other markets, including Japan, China, Brazil, and Australia. HUMIRA was introduced to the market in January 2003. HUMIRA accounted for 63 percent of AbbVie's total net sales in 2014. The United States composition of matter (that is, compound) patent covering adalimumab (which is sold under the trademark HUMIRA) is expected to expire in December 2016, and the equivalent European Union patent is expected to expire in the majority of European Union countries in April 2018.

        AbbVie continues to dedicate substantial research and development efforts to expanding indications for HUMIRA, including in the fields of rheumatology, gastroenterology (pediatric Crohn's disease and pediatric ulcerative colitis), dermatology (pediatric psoriasis and hidradenitis suppurativa), and ophthalmology (uveitis). Phase 3 trials are ongoing in preparation for regulatory applications for uveitis in the United States and the European Union. Regulatory applications for hidradenitis suppurativa have been filed in the United States and the European Union. AbbVie continues to work on HUMIRA formulation and delivery enhancements to improve convenience and the overall patient experience.

        HCV products.    VIEKIRA PAK is an all-oral, short-course, interferon-free therapy, with or without ribavirin, for the treatment of adult patients with genotype 1 chronic hepatitis C (HCV), including those with compensated cirrhosis. VIEKIRA PAK was approved by the FDA in December 2014. In Europe, AbbVie's HCV treatment is marketed as VIEKIRAX + EXVIERA and is approved for use in patients with genotype 1 and genotype 4 HCV. The European Commission granted marketing authorization for this treatment in January 2015.

        Additional Virology products.    AbbVie's additional virology products include Kaletra and Norvir for the treatment of HIV infection and Synagis for the prevention of respiratory syncytial virus (RSV) infection in high risk infants.

          Kaletra.     Kaletra (also marketed as Aluvia in emerging markets) is a prescription anti-HIV-1 medicine that contains two protease inhibitors: lopinavir and ritonavir. Kaletra is used with other anti-HIV-1 medications as a treatment that maintains viral suppression in people with HIV-1.

          Norvir.     Norvir (ritonavir) is a protease inhibitor that is indicated in combination with other antiretroviral agents for the treatment of HIV-1 infection.

          Synagis.     Synagis is a product marketed by AbbVie outside of the United States that protects at-risk infants from severe respiratory disease caused by RSV.

        Metabolics/Hormones products.    Metabolic and hormone products target a number of conditions, including testosterone deficiency, exocrine pancreatic insufficiency and hypothyroidism. These products include:

          AndroGel.    AndroGel is a testosterone replacement therapy for males diagnosed with symptomatic low testosterone that is available in two strengths: 1 percent and 1.62 percent.

          Creon.     Creon is a pancreatic enzyme therapy for exocrine pancreatic insufficiency, a condition that occurs in patients with cystic fibrosis, chronic pancreatitis, and several other conditions.

          Synthroid.     Synthroid is used in the treatment of hypothyroidism.

        AbbVie has the rights to sell AndroGel, Creon and Synthroid only in the United States.

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

        Other products.    AbbVie's other products include the following:

          Duopa and Duodopa.     AbbVie's levodopa-carbidopa intestinal gel for the treatment of advanced Parkinson's disease is marketed as Duopa in the United States and as Duodopa outside of the United States.

          Anesthesia products.     Sevoflurane (sold under the trademarks Ultane and Sevorane) is an anesthesia product that AbbVie sells worldwide for human use.

          Dyslipidemia products.     AbbVie's dyslipidemia products (TriCor, Trilipix, Niaspan, Simcor and Advicor) address the range of metabolic conditions characterized by high cholesterol and/or high triglycerides.

          Zemplar.    Zemplar is a product sold worldwide for the treatment of secondary hyperparathyroidism associated with Stage 3, 4, and 5 chronic kidney disease (CKD).

Research and Development Activities

        AbbVie has numerous compounds in clinical development, including potential treatments for complex, life-threatening diseases. AbbVie's ability to discover and develop new compounds is enhanced by the company's use of integrated discovery and development project teams, which include chemists, biologists, physicians, and pharmacologists who work on the same compounds as a team.

        The research and development process generally begins with discovery research which focuses on the identification of a molecule that has a desired effect against a given disease. If preclinical testing of an identified compound proves successful, the compound moves into clinical development which generally includes the following phases:

  •
  Phase 1—involves the first human tests in a small number of healthy volunteers or patients to assess safety, tolerability and potential dosing.

  •
  Phase 2—tests the drug's efficacy against the disease in a relatively small group of patients.

  •
  Phase 3—tests a drug that demonstrates favorable results in the earlier phases in a significantly larger patient population to further demonstrate efficacy and safety based on regulatory criteria.

        The clinical trials from all of the development phases provide the data required to prepare and submit a New Drug Application (NDA), a Biological License Application (BLA) or other submission for regulatory approval to the FDA or similar government agencies outside the United States. The specific requirements (e.g., scope of clinical trials) for obtaining regulatory approval vary across different countries and geographic regions.

        The research and development process from discovery through a new drug launch typically takes 8 to 12 years and can be even longer. The research and development of new pharmaceutical products has a significant amount of inherent uncertainty. There is no guarantee when, or if, a molecule will receive the regulatory approval required to launch a new drug or indication.

        In addition to the development of new products and new formulations, research and development projects also may include Phase 4 trials, sometimes called post-marketing studies. For such projects, clinical trials are designed and conducted to collect additional data regarding, among other parameters, the benefits and risks of an approved drug.

        AbbVie spent approximately $3.3 billion in 2014, $2.9 billion in 2013, and $2.8 billion in 2012 on research to discover and develop new products, indications and processes and to improve existing products and processes. These expenses consisted primarily of salaries and related expenses for personnel, license fees, consulting payments, contract research, clinical drug supply manufacturing, the costs of laboratory equipment and facilities, clinical trial costs, and collaboration fees and expenses.

Intellectual Property Protection and Regulatory Exclusivity

        Generally, upon approval, products may be entitled to certain kinds of exclusivity under applicable intellectual property and regulatory regimes. AbbVie seeks patent protection, where available, in all significant markets and/or countries for each product in development. In the United States, the expiration date for patents filed on or after June 8, 1995 is 20 years after the filing date. Given that patents relating to pharmaceutical products are often obtained early in the development process, and given the amount of time needed to complete clinical trials and other development activities required for regulatory approval, the length of time between product launch and patent expiration is significantly less than 20 years. The Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the Hatch-Waxman Act) permits a patent holder to seek a patent extension, commonly called a "patent term restoration," for patents on products (or processes for making the product) regulated by the Federal Food, Drug, and Cosmetic Act. The length of the patent extension is roughly based on 50 percent of the period of time from the filing of an Investigational New Drug Application for a compound to the submission of the NDA for such compound, plus 100 percent of the time period from NDA submission to regulatory approval. The extension, however, cannot exceed five years and the patent term remaining after regulatory approval cannot exceed 14 years.

        Pharmaceutical products may be entitled to other forms of legal or regulatory exclusivity upon approval. The scope, length, and requirements for each of these exclusivities varies both in the United States and in other jurisdictions. In the United States, if the FDA approves a drug product that contains an active ingredient not previously approved, the product is typically entitled to five years of non-patent regulatory exclusivity. Other products may be entitled to three years of exclusivity if approval was based on the FDA's reliance on new clinical studies essential to approval submitted by the NDA applicant. If the NDA applicant studies the product for use by children, the FDA may grant pediatric exclusivity, which extends by 180 days the longest existing exclusivity (patent or regulatory) related to the product. For products that are either used to treat conditions that afflict a relatively small population or for which there is not a reasonable expectation that the research and development costs will be recovered, the FDA may designate the pharmaceutical as an orphan drug and grant it seven years of market exclusivity.

        Applicable laws and regulations dictate the scope of any exclusivity to which a product is entitled upon its approval in any particular country. In certain instances, regulatory exclusivity may protect a product where patent protection is no longer available or for a period of time in excess of patent protection. It is not possible to estimate for each product in development the total period and scope of exclusivity to which it may become entitled until regulatory approval is obtained. However, given the length of time required to complete clinical development of a pharmaceutical product, the minimum and maximum periods of exclusivity that might be achieved in any individual case would not be expected to exceed three and 14 years, respectively. These estimates do not consider other factors, such as the difficulty of recreating the manufacturing process for a particular product or other proprietary knowledge that may delay the introduction of a generic or other follow-on product after the expiration of applicable patent and other regulatory exclusivity periods.

        Biologics may be entitled to exclusivity under the Biologics Price Competition and Innovation Act, which was passed on March 23, 2010 as Title VII to the Patient Protection and Affordable Care Act. The law provides a pathway for approval of biosimilars following the expiration of 12 years of exclusivity for the innovator biologic and a potential additional 180 day-extension term for conducting pediatric studies. Biologics are also eligible for orphan drug exclusivity, as discussed above. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity, and enforceability prior to the approval of the biosimilar. The European Union has also created a pathway for approval of biosimilars and has published guidelines for approval of certain biosimilar products. The more complex nature of biologics and biosimilar products has led to greater regulatory scrutiny and more rigorous requirements for approval of follow-on biosimilar products than for small molecule generic pharmaceutical products, and in the European Union, it has also reduced the effect of biosimilars on sales of the innovator biologic as compared to the sales erosion caused by generic versions of small molecule pharmaceutical products.

        AbbVie owns or has licensed rights to a substantial number of patents and patent applications. AbbVie licenses or owns a patent portfolio of thousands of patent families, each of which includes United States patent applications and/or issued patents, and may also contain the non-United States counterparts to these patents and applications.

        These patents and applications, including various patents that expire during the period 2015 to 2035, in aggregate are believed to be of material importance in the operation of AbbVie's business. However, AbbVie believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark HUMIRA), are material in relation to the company's business as a whole. The United States composition of matter (that is, compound) patent covering adalimumab is expected to expire in December 2016, and the equivalent European Union patent is expected to expire in the majority of European Union countries in April 2018.

        In addition, the following patents, licenses, and trademarks are significant: those related to lopinavir/ritonavir (which is sold under the trademarks Kaletra and Aluvia), those related to ombitasvir/paritaprevir/ritonavir and dasabuvir (which are sold under the trademarks VIEKIRA PAK, VIEKIRAX, EXVIERA, and HOLKIRA PAK), and those related to testosterone (which is sold under the trademark AndroGel). The United States composition of matter patent covering lopinavir is expected to expire in 2016. A principal United States non-composition of matter patent covering lopinavir/ritonavir is expected to expire in 2016. The United States composition of matter patents covering ombitasvir, paritaprevir and dasabuvir are expected to expire in 2032, 2031 and 2029, respectively. The principal United States non-composition of matter patent covering AndroGel 1 percent is expected to expire in 2021, including pediatric exclusivity. Agreements that may affect exclusivity are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

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

Marketing, Sales, and Distribution Capabilities

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

        In 2014, AbbVie's products were sold in over 170 countries. AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from AbbVie-owned distribution centers and public warehouses. Although there are no significant seasonal aspects to AbbVie's business, AbbVie's product sales may be affected by end customer and retail buying patterns, fluctuations in wholesaler inventory levels, and other factors.

        In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. In 2014, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc., and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's sales in the United States. No individual wholesaler accounted for greater than 42 percent of AbbVie's 2014 gross sales in the United States. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. These wholesalers purchase product from AbbVie under standard terms and conditions of sale.

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

Third Party Agreements

        AbbVie has agreements with third parties for process development, analytical services, and manufacturing of certain products. AbbVie procures certain products and services from a limited number of suppliers and, in some cases, a single supply source. For example, the filling and packaging of HUMIRA syringes to be sold outside of the United States and Puerto Rico is performed by a single supplier at its two different facilities. AbbVie does not currently believe that this agreement is material because AbbVie's business is not substantially dependent upon it. AbbVie maintains significant inventory of HUMIRA syringes to reduce the risk of any supply disruption and its own syringe-filling and packaging facility in the United States is approved to supply syringes to primary markets outside of the United States and Puerto Rico. In addition, AbbVie has agreements with third parties for active pharmaceutical ingredient and product manufacturing, formulation and development services, fill, finish, and packaging services, transportation, and distribution and logistics services for certain products. AbbVie does not believe that these manufacturing related agreements are material because AbbVie's business is not substantially dependent on any individual agreement. In most cases, AbbVie maintains alternate supply relationships that it can utilize without undue disruption of its manufacturing processes if a third party fails to perform its contractual obligations. AbbVie also maintains sufficient inventory of product to minimize the impact of any supply disruption.

        AbbVie is also party to certain collaborations and other arrangements, as discussed in Note 6, "Acquisitions, Collaborations and Other Arrangements," of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and has certain agreements with Abbott as discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Transition from Abbott and Cost to Operate as an Independent Company."

Sources and Availability of Raw Materials

        AbbVie purchases, in the ordinary course of business, raw materials and supplies essential to its operations from numerous suppliers around the world, including in the United States. In addition, certain medical devices and components necessary for the manufacture of our products are provided by unaffiliated third party suppliers. AbbVie has not experienced any recent significant availability problems or supply shortages for forecasted sales.

Environmental Matters

        AbbVie believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. AbbVie's capital and operating expenditures for pollution control in 2014 were approximately $3 million and $26 million, respectively. Capital and operating expenditures for pollution control in 2015 are estimated to be approximately $4 million and $28 million, respectively.

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

        In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and implementing regulations. The enactment of federal health care reform legislation in March 2010 provided a pathway for approval of biosimilars under the Public Health Service Act, but the approval process for, and science behind, biosimilars is more complex than the approval process for, and science behind, generic or other follow-on versions of small molecule products. This added complexity is due to steps needed to ensure that the safety and efficacy of biosimilars is highly similar to that of an original biologic, such as HUMIRA. Ultimate approval by the FDA is dependent upon many factors, including a showing that the biosimilar is "highly similar" to the original product and has no clinically meaningful differences from the original product in terms of safety, purity, potency, and in vitro characterization. The types of data that could ordinarily be required in an application to show similarity may include analytical data and studies to demonstrate chemical similarity, animal studies (including toxicity studies), and clinical studies. The law also requires that the biosimilar must be for an indication approved for the original biologic and that the manufacturing facility meets the standards necessary to assure that the biosimilar is safe, pure, and potent.

        Furthermore, the new law provides that only a biosimilar product that is deemed to be "interchangeable" will be considered by the FDA to be substitutable for the original biologic product without the intervention of the health care provider who prescribed the original biologic product. To prove that a biosimilar product is interchangeable, the applicant must demonstrate that the product can be expected to produce the same clinical results as the original biologic product in any given patient, and if the product is administered more than once in a patient, that safety risks and potential for diminished efficacy of alternating or switching between the use of the interchangeable biosimilar biologic product and the original biologic product is no greater than the risk of using the original biologic product without switching. The new law is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning will likely be subject to substantial uncertainty for years to come.

        In the European Union, while a pathway for the approval of biosimilars has existed since 2005, the products that have come to market to date have had a mixed impact on the market share of incumbent products, with significant variation by product.

        Other Competitive Products.    Although a number of competitive biologic branded products have been approved since HUMIRA was first introduced in 2003, most have gained only a modest share of the worldwide market. AbbVie will continue to face competitive pressure from these biologics and from orally administered products.

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

        In the United States, most states also have generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's generic version of a pharmaceutical product for the one prescribed. In addition, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Medicare reimburses Part B drugs based on average sales price plus a certain percentage to account for physician administration costs, which have recently been reduced in the hospital outpatient setting. End stage renal disease treatment is covered through a bundled payment that likewise creates incentives for providers to demand lower pharmaceutical prices. Medicare enters into contracts with private plans to negotiate prices for most patient-administered medicine delivered under Part D.

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

        AbbVie expects debate to continue during 2015 at all government levels worldwide over the marketing, availability, method of delivery, and payment for health care products and services. AbbVie believes that future legislation and regulation in the markets it serves could affect access to health care products and services, increase rebates, reduce prices or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceuticals industry, or require additional reporting and disclosure. It is not possible to predict the extent to which AbbVie or the health care industry in general might be affected by the matters discussed above.

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

Employees

        AbbVie employed approximately 26,000 persons as of January 31, 2015. Outside the United States, some of AbbVie's employees are represented by unions or works councils. AbbVie believes that it has good relations with its employees.

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

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risks and other information in this Form 10-K in evaluating AbbVie and AbbVie's common stock. Any of the following risks could materially and adversely affect AbbVie's results of operations, financial condition or cash flows. The risk factors generally have been separated into three groups: risks related to AbbVie's business, risks related to AbbVie's separation from Abbott and risks related to AbbVie's common stock. Based on the information currently known to it, AbbVie believes that the following information identifies the most significant risk factors affecting it in each of these categories of risks. However, the risks and uncertainties AbbVie faces are not limited to those set forth in the risk factors described below and may not be in order of importance or probability of occurrence. Additional risks and uncertainties not presently known to AbbVie or that AbbVie currently believes to be immaterial may also adversely affect its business. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

        If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on AbbVie's business, results of operations, financial condition or cash flows. In such case, the trading price of AbbVie's common stock could decline.

Risks Related to AbbVie's Business

The expiration or loss of patent protection and licenses may adversely affect AbbVie's future revenues and operating earnings.

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

        As patents for certain of its products expire, AbbVie will or could face competition from lower priced generic products. The expiration or loss of patent protection for a product typically is followed promptly by substitutes that may significantly reduce sales for that product in a short amount of time. If AbbVie's competitive position is compromised because of generics or otherwise, it could have a material adverse effect on AbbVie's business and results of operations. In addition, proposals emerge from time to time for legislation to further encourage the early and rapid approval of generic drugs. Any such proposals that are enacted into law could increase the impact of generic competition.

        AbbVie's principal patents and trademarks are described in greater detail in Item 1, "Business—Intellectual Property Protection and Regulatory Exclusivity" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and litigation regarding these patents is described in Item 3, "Legal Proceedings." The United States composition of matter patent for HUMIRA, which is AbbVie's largest selling product and had worldwide net sales of approximately $12.5 billion in 2014, is expected to expire in December 2016, and the equivalent European Union patent is expected to expire in the majority of European Union countries in April 2018. Because HUMIRA is a biologic and biologics cannot be readily substituted, it is uncertain what impact the loss of patent protection would have on the sales of HUMIRA.

AbbVie's major products could lose patent protection earlier than expected, which could adversely affect AbbVie's future revenues and operating earnings.

        Third parties or government authorities may challenge or seek to invalidate or circumvent AbbVie's patents and patent applications. For example, manufacturers of generic pharmaceutical products file, and may continue to file, Abbreviated New Drug Applications with the FDA seeking to market generic forms of AbbVie's products prior to the expiration of relevant patents owned or licensed by AbbVie by asserting that the patents are invalid, unenforceable and/or not infringed.

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

        HUMIRA accounted for approximately 63 percent of AbbVie's total net sales in 2014. Any significant event that adversely affects HUMIRA's revenues could have a material adverse impact on AbbVie's results of operations and cash flows. These events could include loss of patent protection for HUMIRA, the approval of biosimilars of HUMIRA, the discovery of previously unknown side effects or impaired efficacy, increased competition from the introduction of new, more effective or less expensive treatments, and discontinuation or removal from the market of HUMIRA for any reason.

AbbVie's research and development efforts may not succeed in developing and marketing commercially successful products and technologies, which may cause its revenues and profitability to decline.

        To remain competitive, AbbVie must continue to launch new products and new indications and/or brand extensions for existing products, and such launches must generate revenue sufficient both to cover its substantial research and development costs and to replace sales of profitable products that are lost to or displaced by competing products or therapies. Failure to do so would have a material adverse effect on AbbVie's revenue and profitability. Accordingly, AbbVie commits substantial effort, funds, and other resources to research and development and must make ongoing substantial expenditures without any assurance that its efforts will be commercially successful. A high rate of failure in the biopharmaceutical industry is inherent in the research and development of new products, and failure can occur at any point in the research and development process, including after significant funds have been invested. Products that appear promising in development may fail to reach the market for numerous reasons, including failure to demonstrate effectiveness, safety concerns, superior safety or efficacy of competing therapies, failure to achieve positive clinical or pre-clinical outcomes beyond the current standards of care, inability to obtain necessary regulatory approvals or delays in the approval of new products and new indications, limited scope of approved uses, excessive costs to manufacture, the failure to obtain or maintain intellectual property rights, or infringement of the intellectual property rights of others.

        Decisions about research studies made early in the development process of a pharmaceutical product candidate can affect the marketing strategy once such candidate receives approval. More detailed studies may demonstrate additional benefits that can help in the marketing, but they also consume time and resources and may delay submitting the pharmaceutical product candidate for approval. AbbVie cannot guarantee that a proper balance of speed and testing will be made with respect to each pharmaceutical product candidate or that decisions in this area would not adversely affect AbbVie's future results of operations.

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

        AbbVie depends on alliances with pharmaceuticals and biotechnology companies for a portion of the products in its near-term pharmaceutical pipeline. For example, AbbVie is collaborating with Biogen Idec to develop a treatment for the relapsing remitting form of multiple sclerosis. It is also collaborating with

Roche Holding AG to discover, develop, and commercialize a next-generation Bcl-2 inhibitor, ABT-199, for patients with relapsed/refractory chronic lymphocytic leukemia.

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

        AbbVie competes with other research-based pharmaceuticals and biotechnology companies that discover, manufacture, market, and sell proprietary pharmaceutical products and biologics. For example, HUMIRA competes with a number of anti-TNF products that are approved for a number of disease states and AbbVie's virology products compete with protease inhibitors and other anti-HIV treatments. These competitors may introduce new products or develop technological advances that compete with AbbVie's products in therapeutic areas such as immunology, virology/liver disease, renal disease, dyslipidemia, and neuroscience. AbbVie cannot predict with certainty the timing or impact of the introduction by competitors of new products or technological advances. Such competing products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than AbbVie's products, and this could negatively impact AbbVie's business and results of operations.

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

        Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety or efficacy issues are reported or if new scientific information becomes available (including results of post-marketing Phase 4 trials), or if governments change standards regarding safety, efficacy or labeling, AbbVie may be required to amend the conditions of use for a product. For example, AbbVie may voluntarily provide or be required to provide updated information on a product's label or narrow its approved indication, either of which could reduce the product's market acceptance. If safety or efficacy issues with an AbbVie product arise, sales of the product could be halted by AbbVie or by regulatory authorities. Safety or efficacy issues affecting suppliers' or competitors' products also may reduce the market acceptance of AbbVie's products.

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

        In the ordinary course of business, AbbVie is the subject of product liability claims and lawsuits alleging that AbbVie's products or the products of other companies that it promotes have resulted or could result in an unsafe condition for or injury to patients. Product liability claims and lawsuits and safety alerts or product recalls, regardless of their ultimate outcome, may have a material adverse effect on AbbVie's business and reputation and on its ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the product in question, lower income and exposure to other claims. Product liability losses are self-insured. Product liability claims could have a material adverse effect on AbbVie's business and results of operations.

AbbVie is subject to cost-containment efforts and pricing pressures that could cause a reduction in future revenues and operating earnings, and changes in the terms of rebate and chargeback programs, which are common in the pharmaceuticals industry, could have a material adverse effect on AbbVie's operations.

        Cost-containment efforts by governments and private organizations are described in greater detail in Item 1, "Business—Regulation—Commercialization, Distribution, and Manufacturing." To the extent these cost containment efforts are not offset by greater demand, increased patient access to health care, or other factors, AbbVie's future revenues and operating earnings will be reduced. In the United States, the European Union and other countries, AbbVie's business has experienced downward pressure on product pricing, and this pressure could increase in the future.

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

        In numerous major markets worldwide, the government plays a significant role in funding health care services and determining the pricing and reimbursement of pharmaceutical products. Consequently, in those markets, AbbVie is subject to government decision-making and budgetary actions with respect to its products. In particular, many European countries have ongoing government-mandated price reductions for many pharmaceutical products, and AbbVie anticipates continuing pricing pressures in Europe. Differences between countries in pricing regulations could lead to third-party cross-border trading in AbbVie's products that results in a reduction in future revenues and operating earnings.

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

        On May 7, 2012, Abbott settled United States federal and 49 state investigations into its sales and marketing activities for Depakote by pleading guilty to a misdemeanor violation of the Food, Drug, and Cosmetic Act and agreeing to pay approximately $700 million in criminal fines and forfeitures and approximately $900 million to resolve civil claims. Under the plea agreement, Abbott submitted to a term of probation that was initially set at 5 years, but was shortened to 3 years upon the separation of Abbott and AbbVie. The obligations of the plea agreement have transferred to and become fully binding on AbbVie. The conditions of probation include certain reporting requirements, maintenance of certain compliance measures, certifications of AbbVie's CEO and board of directors, and other conditions. If AbbVie violates the terms of its probation, it may face additional monetary sanctions and other such remedies as the court deems appropriate. On October 2, 2012, the court accepted the guilty plea and imposed the agreed-upon sentence.

        In addition, Abbott entered into a five-year CIA with the Office of Inspector General for the United States Department of Health and Human Services (OIG). The effective date of the CIA is October 11, 2012. The obligations of the CIA have transferred to and become fully binding on AbbVie. The CIA requires enhancements to AbbVie's compliance program, fulfillment of reporting and monitoring obligations, management certifications, and resolutions from AbbVie's board of directors, among other requirements. Compliance with the requirements of the settlement will impose additional costs and burdens on AbbVie, including in the form of employee training, third party reviews, compliance monitoring, reporting obligations, and management attention. If AbbVie fails to comply with the CIA, the OIG may impose monetary penalties or exclude AbbVie from federal health care programs, including Medicare and Medicaid. AbbVie and Abbott may be subject to third party claims and shareholder lawsuits in connection with the settlement, and AbbVie may be required to indemnify all or a portion of Abbott's costs.

The international nature of AbbVie's business subjects it to additional business risks that may cause its revenue and profitability to decline.

        AbbVie's business is subject to risks associated with doing business internationally, including in emerging markets. Sales outside of the United States make up approximately 46 percent of AbbVie's total net sales in 2014. The risks associated with AbbVie's operations outside the United States include:

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

  •
  potential deterioration in the economic position and credit quality of certain non-U.S. countries, including in Europe and Latin America; and

  •
  potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery and other similar laws and regulations, including the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act.

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

        In 2014, three wholesale distributors—AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation—accounted for substantially all of AbbVie's sales in the United States. If one of its significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with AbbVie, and AbbVie may be unable to collect all the amounts that the distributor owes it on a timely basis or at all, which could negatively impact AbbVie's business and results of operations.

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

AbbVie may need additional financing in the future to meet its capital needs or to make opportunistic acquisitions, and such financing may not be available on favorable terms, if at all.

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

  •
  differences between the fair value measurement of assets and liabilities and their actual value, particularly for pension and post-employment benefits, stock-based compensation, intangibles, and goodwill; and for contingent liabilities such as litigation, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount;

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

Risks Related to AbbVie's Separation from Abbott

AbbVie's historical financial information for fiscal year 2012 and prior periods is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.

        The historical information about AbbVie in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and for the periods ending prior to December 31, 2012 refers to AbbVie's business as operated by and integrated with Abbott. AbbVie's historical financial information for these periods was derived from the consolidated financial statements and accounting records of Abbott. Accordingly, the financial information for these periods does not necessarily reflect the financial condition, results of operations or cash flows that AbbVie would have achieved as a separate, publicly traded company during the periods presented or those that AbbVie will achieve in the future.

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

        AbbVie is installing and implementing information technology infrastructure to support its critical business functions, including accounting and reporting, manufacturing process control, customer service, inventory control and distribution. AbbVie may incur temporary interruptions in business operations if it cannot transition effectively from Abbott's existing transactional and operational systems, data centers and the transition services that support these functions as AbbVie replaces these systems. AbbVie may not be successful in implementing its new systems and transitioning its data, and it may incur substantially higher costs for implementation than currently anticipated. AbbVie's failure to avoid operational interruptions as it implements the new systems and replaces Abbott's information technology services, or its failure to implement the new systems and replace Abbott's services successfully, could disrupt its business, adversely affect its ability to collect receivables from customers, and have a material adverse effect on its profitability. In addition, if AbbVie is unable to replicate or transition certain systems, its ability to comply with regulatory requirements could be impaired.

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

        AbbVie is developing and implementing its own back office functions, administrative systems, personnel, and processes for markets outside the United States where Abbott will initially provide such functions. There can be no assurance that AbbVie will be able to fully implement such functions effectively and without disrupting its business in those markets.

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

        Although AbbVie expects to pay regular cash dividends, the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of AbbVie's board of directors. The board's decisions regarding the payment of dividends will depend on many factors, such as AbbVie's financial condition, earnings, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints, and other factors that the board deems relevant. For more information, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities." AbbVie's ability to pay dividends will depend on its ongoing ability to generate cash from operations and access capital markets. AbbVie cannot guarantee that it will continue to pay a dividend in the future.

An AbbVie stockholder's percentage of ownership in AbbVie may be diluted in the future.

        In the future, a stockholder's percentage ownership in AbbVie may be diluted because of equity issuances for capital market transactions, equity awards that AbbVie will be granting to AbbVie's directors, officers and employees, acquisitions, or other purposes. AbbVie's employees have options to purchase shares of its common stock as a result of conversion of their Abbott stock options (in whole or in part) to AbbVie stock options. AbbVie anticipates its compensation committee will grant additional stock options or other stock-based awards to its employees. Such awards will have a dilutive effect on AbbVie's earnings per share, which could adversely affect the market price of AbbVie's common stock. From time to time, AbbVie will issue additional options or other stock-based awards to its employees under AbbVie's employee benefits plans.

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

ITEM 3.    LEGAL PROCEEDINGS

        Information pertaining to legal proceedings is provided in Note 14 entitled "Legal Proceedings and Contingencies" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table lists AbbVie's executive officers, each of whom was first appointed as an AbbVie corporate officer in December 2012, except as otherwise indicated.

Name	Age	Position

Richard A. Gonzalez	61	Chairman of the Board and Chief Executive Officer
Laura J. Schumacher	51	Executive Vice President, Business Development, External Affairs and General Counsel
William J. Chase	47	Executive Vice President, Chief Financial Officer
Carlos Alban	52	Executive Vice President, Commercial Operations
Michael Severino, M.D.*	49	Executive Vice President, Research and Development, Chief Scientific Officer
Timothy J. Richmond	48	Senior Vice President, Human Resources
Azita Saleki-Gerhardt, Ph.D.	51	Senior Vice President, Operations
Thomas A. Hurwich	54	Vice President, Controller

*
First appointed as a corporate officer in June 2014.

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

        Ms. Schumacher is AbbVie's Executive Vice President, Business Development, External Affairs and General Counsel. She served as Abbott's Executive Vice President, General Counsel, and Corporate Secretary from 2007 to 2012, and as Senior Vice President, Corporate Secretary, and General Counsel from 2005 to 2007. Ms. Schumacher was also responsible for Abbott's licensing and acquisitions function and its Office of Ethics and Compliance. Ms. Schumacher joined Abbott in 1990. She currently serves as a director of General Dynamics Corporation.

        Mr. Chase is AbbVie's Executive Vice President, Chief Financial Officer. He served as Abbott's Vice President, Licensing and Acquisitions from 2010 to 2012, as Vice President, Treasurer from 2007 to 2010, and as Divisional Vice President, Controller of Abbott International from 2004 to 2007. Mr. Chase joined Abbott in 1989.

        Mr. Alban is AbbVie's Executive Vice President, Commercial Operations. He served as Abbott's Senior Vice President, Proprietary Pharmaceutical Products, Global Commercial Operations from 2011 to 2012, as Senior Vice President, International Pharmaceuticals from 2009 to 2011, as Vice President, Western Europe and Canada from 2007 to 2009, and as Vice President, European Operations from 2006 to 2007. Mr. Alban joined Abbott in 1986.

        Dr. Severino is AbbVie's Executive Vice President, Research and Development, Chief Scientific Officer. Dr. Severino served at Amgen Inc. as Senior Vice President, Global Development and Corporate Chief Medical Officer from 2012 to 2014, as Vice President, Global Development from 2010 to 2012 and as Vice President, Therapeutic Area Head, General Medicine and Inflammation Global Clinical Development from 2007 to 2012. He joined AbbVie in 2014.

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

	Market Price Per Share
	2014		2013
	high	low	high	low

First Quarter	$54.73	$46.42	$40.80	$33.33
Second Quarter	56.90	45.50	48.00	39.96
Third Quarter	60.02	51.37	48.42	41.07
Fourth Quarter	70.76	52.06	54.78	44.32

Stockholders

        There were 56,161 stockholders of record of AbbVie common stock as of January 31, 2015.

Dividends

        Four quarterly dividends were paid on common stock in 2014. The first quarter cash dividend of $0.40 per share was payable February 14, 2014 and the second, third and fourth quarter dividends of $0.42 per share were payable May 15, 2014, August 15, 2014 and November 17, 2014, respectively. On October 20, 2014, AbbVie's board of directors declared an increase in the quarterly cash dividend from $0.42 per share to $0.49 per share, payable on February 13, 2015 to stockholders of record as of January 15, 2015. A quarterly dividend of $0.40 per share was paid on common stock in 2013. The timing, declaration, amount of, and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors. Moreover, if AbbVie determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.

        AbbVie Inc. is an Illinois High Impact Business (HIB) and is located in a federal Foreign Trade Sub-Zone (Sub-Zone 22S). Dividends may be eligible for a subtraction from base income for Illinois income tax purposes. If you have questions, please contact your tax advisor.

Performance Graph

        The following graph compares the cumulative total returns of AbbVie, the S&P 500 Index and the NYSE Arca Pharmaceuticals Index. This graph covers the period from January 2, 2013 (the first day AbbVie's common stock began "regular-way" trading on the NYSE) through December 31, 2014. This graph assumes $100 was invested in the stock or the index on January 2, 2013 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

 COMPARISON OF CUMULATIVE TOTAL RETURN

        This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2014 - October 31, 2014	9,410	(1)	$39.55	—	$5,000,000,000	(2)
November 1, 2014 - November 30, 2014	34,295	(1)	$51.43	—	$5,000,000,000	(2)
December 1, 2014 - December 31, 2014	4,513,139	(1)	$67.03	4,475,247	$4,699,938,463	(2)

Total	4,556,844	(1)	$66.86	4,475,247	$4,699,938,463	(2)

(1)
These shares represent:

(i)
the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options—9,410 in October; 34,295 in November; and 15,871 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan—0 in October; 0 in November; and 22,021 in December.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock or restricted stock units. This authorization supersedes the previously-disclosed $1.5 billion stock repurchase program.

(2)
On October 20, 2014, AbbVie announced that its board of directors authorized the purchase of up to $5.0 billion of its common stock, from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth AbbVie's selected financial information derived from its (i) audited consolidated financial statements as of and for the years ended December 31, 2014 and 2013; and (ii) audited combined financial statements as of and for the years ended December 31, 2012, 2011 and 2010. The historical financial statements for periods prior to January 1, 2013 were prepared on a stand-alone basis and were derived from Abbott's consolidated financial statements and accounting records as if the former research-based pharmaceutical business of Abbott had been part of AbbVie for all periods presented. Accordingly, AbbVie's financial statements for periods prior to January 1, 2013 are presented on a combined basis and reflect AbbVie's financial position, results of operations and cash flows as its business was operated as part of Abbott prior to the separation, in conformity with generally accepted accounting principles (GAAP) in the United States. The historical financial statements for periods prior to January 1, 2013 also reflected an allocation of expenses related to certain Abbott corporate functions, including senior management, legal, human resources, finance, information technology and quality assurance. These expenses were allocated to AbbVie based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. AbbVie considers the expense allocation methodology and results to be reasonable. However, the allocations may not be indicative of the actual expenses that would have been incurred had AbbVie operated as an independent, stand-alone, publicly-traded company for the periods presented. Accordingly, the historical financial information presented for periods prior to January 1, 2013 may not be indicative of the results of operations or financial position that would have been achieved if AbbVie had been an independent, stand-alone, publicly-traded company during the periods shown or of AbbVie's performance for periods subsequent to December 31, 2012. Refer to "Separation from Abbott Laboratories and Basis of Historical Presentation" and "Transition from Abbott and Cost to Operate as an Independent Company" included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

        The selected financial information should be read in conjunction with the financial statements and accompanying notes included under Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

as of and for the years ended December 31 (in millions, except per share data)	2014	2013		2012	2011	2010

Statement of earnings data
Net sales	$19,960	$18,790		$18,380	$17,444	$15,638
Net earnings(a)	$1,774	$4,128		$5,275	$3,433	$4,178
Basic earnings per share(a)	$1.11	$2.58		$3.35	$2.18	$2.65
Diluted earnings per share(a)	$1.10	$2.56		$3.35	$2.18	$2.65
Cash dividends declared per share	$1.75	$2.00	(b)	n/a	n/a	n/a
Weighted-average basic shares outstanding(c)	1,595	1,589		1,577	1,577	1,577
Weighted-average diluted shares outstanding(c)	1,610	1,604		1,577	1,577	1,577
Balance sheet data
Total assets	$27,547	$29,198		$27,008	$19,521	$21,135
Long-term debt and lease obligations(d)	$14,586	$14,310		$14,652	$48	$52

(a)
Results for the years ended December 31, 2014 and 2013 included higher expenses associated with operating as an independent, stand-alone publicly traded company than the historically derived financial statements. The increases include the impact of interest expense on debt issued in November 2012, a higher tax rate and other full year incremental costs of operating as an independent company. In addition, results for the year ended December 31, 2014 include after-tax transaction and financing-related costs totaling $1.8 billion, or $1.12 per share, incurred in connection with the terminated proposed combination with Shire plc (Shire), a $750 million after-tax charge related to a research and development collaboration agreement with Calico Life Sciences LLC (Calico), and a $173 million after-tax charge as a result of entering into a global collaboration with Infinity Pharmaceuticals, Inc. (Infinity). Refer to Notes 4 and 6 to the audited consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" for further information relating to the termination of the proposed combination with Shire and the collaborations with Calico and Infinity, respectively.

(b)
AbbVie declared regular quarterly cash dividends in 2013 aggregating $1.60 per share of common stock. In addition, a cash dividend of $0.40 per share of common stock was declared from pre-separation earnings on January 4, 2013 and was recorded as a reduction of additional paid-in capital. Refer to Note 12 to the audited consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" for additional information regarding cash dividends declared in 2013.

(c)
On January 1, 2013, Abbott distributed 1,577 million shares of AbbVie common stock. For periods prior to the separation, the weighted-average basic and diluted shares outstanding was based on the number of shares of AbbVie common stock outstanding on the distribution date. Refer to Note 5 to the audited consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" for information regarding the calculation of basic and diluted earnings per common share for the years ended December 31, 2014 and 2013.

(d)
Also includes current portion of long-term debt and lease obligations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) and results of operations as of and for each of the three years in the period ended December 31, 2014. This commentary should be read in conjunction with the consolidated financial statements and accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data."

EXECUTIVE OVERVIEW

Company Overview

AbbVie is a global, research-based biopharmaceutical company. AbbVie develops and markets advanced therapies that address some of the world's most complex and serious diseases. AbbVie products are used to treat chronic autoimmune diseases, including rheumatoid arthritis, psoriasis, and Crohn's disease; hepatitis C (HCV); human immunodeficiency virus (HIV); endometriosis; thyroid disease; Parkinson's disease; complications associated with chronic kidney disease (CKD) and cystic fibrosis; and other health conditions such as low testosterone. AbbVie also has a pipeline of promising new medicines, including more than 30 compounds or indications in Phase 2 or Phase 3 development across such important medical specialties as immunology, virology/liver disease, oncology, renal disease, neurological diseases and women's health.

AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from AbbVie-owned distribution centers and public warehouses. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie has approximately 26,000 employees and its products are sold in over 170 countries. AbbVie operates in one business segment—pharmaceutical products.

Financial Results

Since becoming an independent company, AbbVie's strategy has focused on delivering strong financial results and returns for shareholders while ensuring a strong sustainable growth business over the longer term. In 2014, AbbVie grew worldwide net sales by 6 percent to $20.0 billion, driven primarily by the continued strength of HUMIRA and double-digit sales growth from other key products including Creon, Duodopa and Synthroid. Sales growth in 2014 continued to reflect the impact of the loss of exclusivity in the company's lipid franchise, which resulted in the loss of $748 million of revenue in 2014 over the prior year. Generic competition began in November 2012 for TriCor, July 2013 for Trilipix and September 2013 for Niaspan.

The company's financial performance in 2014 included delivering fully diluted earnings per share of $1.10, including after-tax transaction and financing-related costs totaling $1.8 billion incurred in connection with the terminated proposed combination with Shire plc (Shire), a $750 million after-tax charge related to a research and development collaboration agreement with Calico Life Sciences LLC (Calico) and a $173 million after-tax charge as a result of entering into a global collaboration with Infinity Pharmaceuticals, Inc. (Infinity). Refer to Note 4 for further information regarding the termination of the company's proposed combination with Shire and Note 6 for further information regarding the company's collaborations with Calico and Infinity. AbbVie's financial performance in 2014 also reflected an improvement in gross margin primarily due to favorable product mix across the product portfolio and operational efficiencies, as well as increased funding in support of AbbVie's emerging mid-and late-stage pipeline assets and additional HUMIRA indications.

In 2014, the company generated cash flows from operations of $3.5 billion, net of the after-tax transaction and financing-related costs incurred in connection with the terminated proposed combination with Shire. These strong cash flows enabled the company to continue to enhance its pipeline through licensing and collaboration activities, pay cash dividends to shareholders of $2.7 billion and repurchase approximately 9 million shares for $550 million. In addition, the board of directors declared an increase in the company's quarterly cash dividend from $0.42 per share to $0.49 per share of common stock payable in February 2015, as well as authorized a new $5.0 billion stock repurchase program that is expected to be executed over the next several years.

In addition to these financial results, AbbVie continued to advance its pipeline during 2014, including securing regulatory approval in the United States for AbbVie's interferon-free HCV treatment, VIEKIRA PAK, as well as submitting its regulatory application in the European Union, which was subsequently approved in January 2015. AbbVie also continued to advance its previously submitted regulatory applications in the United States for Duopa, which were subsequently approved in January 2015, and completed several late-stage clinical trials, including ZINBRYTA (daclizumab) for the treatment of the relapsing/remitting form of multiple sclerosis (MS) and registrational programs for an expanded use of HUMIRA for hidradenitis suppurativa. AbbVie also augmented its pipeline through strategic licensing and partnering activities including in-licensing duvelisib, a dual acting PI3 kinase inhibitor currently under investigation for use in a variety of hematological malignancies, from Infinity and entering into a novel collaboration with Calico to discover, develop, and commercialize new therapies for patients with age-related diseases.

2015 Strategic Objectives

In 2015, AbbVie expects sales performance to be driven by continued strong growth from HUMIRA, the launch of VIEKIRA PAK, and sales growth in certain key products including Creon and Duodopa, partially offset by a decline in several products due to generic competition, including AndroGel 1% and the remainder of the lipid franchise. In addition, AbbVie expects to achieve operating margin improvements while continuing to invest in its pipeline in support of opportunities in oncology, HCV, and immunology, as well as continued investment in key products. AbbVie expects to grow operating cash flows in 2015, which will enable the company to continue to augment its pipeline through concerted focus on strategic licensing, acquisition and partnering activity and returning cash to shareholders via dividends and share repurchases.

AbbVie expects to continue to drive strong HUMIRA sales growth in several ways. AbbVie seeks to expand the HUMIRA patient base by applying for regulatory approval of new indications for HUMIRA, treating conditions such as uveitis and hidradenitis suppurativa. AbbVie will also seek to drive HUMIRA sales growth by expanding its market share and its presence in underserved markets. AbbVie plans to continue making investments in key emerging markets, including Brazil, China, and Russia.

Another key driver of AbbVie's performance in 2015 will be VIEKIRA PAK, which is now approved in the United States, the European Union and a number of other countries around the world. AbbVie expects to support the successful launch of VIEKIRA in the United States by securing payor positions and patient access and focusing commercial efforts on penetration in AbbVie-exclusive and parity accounts. The company has launched VIEKIRAX in several European countries, including Germany, the United Kingdom and Canada, and continues to work with various governments around the world to gain reimbursements approvals.

AbbVie will continue its investment in products with historically stable sales levels, while making adjustments as necessary to increase the value of its product portfolio. AbbVie plans to achieve this objective in a variety of ways depending on product and circumstances by, for example, identifying supply chain efficiencies, pursuing additional indications, and optimizing residual value as products reach the end of exclusivity. AbbVie believes that its approach will allow the company to maintain a strong operating margin.

R&D efforts will continue to focus a significant portion of expenditures on compounds for immunology, virology/liver disease, oncology, renal disease, neurological diseases and women's health. AbbVie's scientists work to advance a pipeline of specialty molecules that demonstrate strong clinical performance for patients and economic value for patients and their healthcare systems. Current R&D projects are described in the "Research and Development" section below. Abbvie will also continue to augment its pipeline through concerted focus on strategic licensing, acquisition and partnering activity in 2015.

Research and Development

Research and innovation continues to be a key strategic priority for AbbVie. AbbVie's long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development at other biotechnology or pharmaceutical companies.

AbbVie's pipeline includes more than 40 compounds or indications in clinical development individually or under collaboration or license agreements. Of these programs, approximately 13 are in Phase 3 development or in registration. AbbVie expects multiple Phase 2 programs to transition into Phase 3 programs during 2015. R&D is focused on therapeutic areas that include immunology, virology/liver disease, oncology, renal disease, neurological diseases, and women's health, among others.

Immunology

HUMIRA is approved to treat the following autoimmune diseases in the United States, Canada, and Mexico (collectively, North America), and in the European Union:

Condition	Principal Markets

Rheumatoid arthritis (moderate to severe)	North America, European Union
Psoriatic arthritis	North America, European Union
Ankylosing spondylitis	North America, European Union
Crohn's disease (moderate to severe)	North America, European Union
Plaque psoriasis (moderate to severe)	North America, European Union
Juvenile idiopathic arthritis	North America, European Union
Ulcerative colitis (moderate to severe)	United States, European Union
Axial spondyloarthropathy	United States, European Union
Pediatric Crohn's disease (severe)	United States, European Union
Pediatric enthesitis-related arthritis	European Union

AbbVie continues to dedicate R&D efforts to expanding indications for HUMIRA, including in the fields of gastroenterology, dermatology and ophthalmology. Phase 3 trials are ongoing in preparation for regulatory applications of HUMIRA for uveitis in the United States and the European Union. A regulatory application for hidradenitis suppurativa has been filed in the United States and the European Union.

AbbVie also has a number of next-generation programs underway to address immune-mediated conditions, including the following:

  •
  AbbVie's studies of dual variable domain immunoglobulin (DVD-Ig) technology, which represents an approach that can target multiple disease-causing antigens with a single biologic agent, continue to progress. This proprietary technology could lead to next-generation biologic treatments for complex conditions such as cancer or rheumatoid arthritis, where multiple pathways are involved in the disease. ABT-122, a DVD directed against IL-17 and TNF, is currently in Phase 2 investigation in RA, and ABT-981, a DVD targeting IL-1 alpha and beta, is being studied in osteoarthritis in an ongoing Phase 2 program.

  •
  AbbVie is collaborating with Biotest AG on an anti-CD4 biologic known as tregalizumab. The compound is currently in Phase 2b clinical trials for rheumatoid arthritis and psoriasis.

  •
  Filgotinib (GLPG0634), a next-generation, oral Janus Kinase 1 (JAK1) inhibitor, is being developed with Galapagos NV (Galapagos) in a collaboration entered into during the first quarter of 2012. Filgotinib is currently in Phase 2b development to treat rheumatoid arthritis and may be able to address other autoimmune diseases. In January 2014, a Phase 2 study to evaluate Filgotinib to treat Crohn's disease was initiated.

  •
  ABT-494, AbbVie's JAK-1 selective inhibitor, is currently in Phase 2b.

  •
  In September 2013, AbbVie entered into a global collaboration with Ablynx NV (Ablynx) to develop and commercialize the anti-IL-6R Nanobody, ALX-0061, to treat inflammatory diseases including rheumatoid arthritis and systemic lupus erythematosus. ALX-0061 is currently in Phase 2 development for rheumatoid arthritis.

  •
  In May 2013, AbbVie entered into a global collaboration with Alvine Pharmaceuticals, Inc. (Alvine) to develop ALV003, a novel oral treatment for patients with celiac disease. ALV003 is currently in Phase 2b development.

Virology/Liver Disease

On December 19, 2014, the U.S. Food and Drug Administration (FDA) approved AbbVie's VIEKIRA PAK, an all-oral interferon-free treatment, with or without ribavirin (RBV), for the treatment of patients with chronic genotype 1 HCV infection, including those with compensated cirrhosis. On January 16, 2015, AbbVie announced that the European Commission granted marketing authorizations for its all-oral, short-course, interferon-free treatment VIEKIRAX (ombitasvir/paritaprevir/ritonavir tablets) + EXVIERA (dasabuvir tablets). The treatment has been approved with or without RBV for patients with genotype 1 chronic HCV infection, including those with compensated liver cirrhosis, HIV-1 co-infection, patients on opioid substitution therapy and liver transplant recipients. Additionally, VIEKIRAX has been approved for use with RBV in genotype 4 chronic HCV patients. AbbVie's HCV combination is also in Phase 3 development in Japan. AbbVie submitted its regulatory application in Japan in 2015.

AbbVie is also currently conducting Phase 2 studies of its next-generation HCV program which includes ABT-493, a potent protease inhibitor, and ABT-530, AbbVie's new NS5A inhibitor.

Oncology

AbbVie is focused on the development of targeted treatments that inhibit tumor growth and improve response to common cancer therapies. AbbVie's later-stage oncology pipeline includes the following:

  •
  Elotuzumab is an anti-SLAM7 antibody for the treatment of multiple myeloma under a collaboration with Bristol-Myers Squibb (BMS). Phase 3 development began in June 2011 for multiple myeloma. In 2014, AbbVie and BMS announced that the FDA granted elotuzumab Breakthrough Therapy Designation for use in combination with lenalidomide and dexamethoasone for the treatment of multiple myeloma in patients who have received one or more prior therapies. Two Phase 3 studies are ongoing with results expected in 2015.

  •
  Veliparib (ABT-888), a PARP-inhibitor, is in a Phase 3 study in BRCA-mutated breast cancer being treated with chemotherapy initiated in 2014. Veliparib is also in Phase 2 evaluation for the treatment of a variety of other solid tumors. In 2014, AbbVie announced the initiation of four separate Phase 3 clinical trials evaluating the safety and efficacy of veliparib, in combination with chemotherapy in patients with previously untreated locally advanced or metastatic squamous non-small cell lung cancer (NSCLC) and a separate study in patients with nonsquamous NSCLC, as a neoadjuvant therapy, when added to carboplatin, prior to surgery in women with early-stage, triple negative breast cancer and in patients with human epidermal growth factor receptor 2-(HER2) negative metastatic or locally-advanced breast cancer, containing BRCA1 and/or BRCA2 gene mutations, when added to carboplatin and paclitaxel.

  •
  Venetoclax (ABT-199), a next-generation Bcl-2 inhibitor, is in development for patients with relapsed/refractory chronic lymphocytic leukemia. In 2014, two Phase 3 studies in chronic lymphocytic leukemia (CLL) were initiated in collaboration with AbbVie's development partner, Roche Holding AG. AbbVie also completed enrollment in a single arm study evaluating venetoclax in patients with relapsed/refractory CLL harboring the 17p deletion mutation, a negative prognostic factor. AbbVie anticipates results from this study in 2015. Venetoclax is also being explored for use across a number of different hematologic cancers including non-Hodgkin lymphoma, diffuse large B-cell lymphoma and acute myeloid leukemia.

  •
  Other molecular targets are being explored with Antibody-Drug Conjugate approaches linking anti-target antibodies with potent cytotoxic agents. In 2014, the European Medicines Agency (EMA) and the FDA granted orphan drug designation to AbbVie's investigational compound ABT-414, an anti-epidermal growth factor receptor antibody drug conjugate, which is being evaluated for safety and efficacy in patients with glioblastoma multiforme, the most common and most aggressive type of malignant primary brain tumor.

  •
  In 2014, AbbVie in-licensed duvelisib, a dual acting PI3 kinase inhibitor currently under investigation for use in a variety of hematological malignancies, from Infinity. Duvelisib is also under investigation for use in indolent non-Hodgkins lymphoma and for use in CLL.

Renal Disease

AbbVie's renal care pipeline includes atrasentan, for the prevention of progression of diabetic CKD. In 2013, a Phase 3 study was initiated to assess atrasentan, when added to standard of care, on progression of kidney disease in patients with stage 2 to 4 CKD and type 2 diabetes. This global registrational study is expected to be completed in 2018. Atrasentan will potentially be the first compound launched to treat diabetic nephropathy by specifically targeting albuminuria and slowing the progression of CKD. AbbVie was previously investigating ABT-719, for the treatment of acute kidney injury associated with major cardiac and vascular surgeries. In 2014, AbbVie completed its Phase 2b study and, based on the results of that study, decided not to continue development of ABT-719.

Neurological Diseases

AbbVie has clinical studies underway on multiple compounds that target receptors in the brain that help regulate mood, memory, and other neurological functions and conditions, including the following:

  •
  AbbVie is collaborating with Biogen Idec to develop ZINBRYTA (daclizumab) for the treatment of the relapsing/remitting form of MS, which is the most common form, and affects nearly 85 percent of newly diagnosed MS patients. The Phase 3 study for ZINBRYTA (daclizumab), an anti-CD25 monoclonal antibody, was successfully completed in 2014. AbbVie is in the process of working with Biogen Idec to complete its global regulatory applications for ZINBRYTA (daclizumab) which are expected to be submitted in the first half of 2015.

  •
  On January 12, 2015, AbbVie announced that the FDA approved Duopa, a levodopa-carbidopa intestinal gel for the treatment of Parkinson's disease. Duopa is administered using a small, portable infusion pump that delivers levodopa and carbidopa directly into the small intestine for 16 continuous hours via a procedurally-placed tube. This product is sold under the name Duodopa outside the United States.

  •
  In 2014, AbbVie completed two Phase 2b studies of ABT-126, an a7-NNR modulator, in both Alzheimer's disease and cognitive impairment associated with schizophrenia. Based on the results of these studies, AbbVie does not plan to advance the molecule in either of these indications.

Women's Health

AbbVie is developing a novel oral gonadotropin-releasing hormone (GnRH) antagonist, elagolix, under a collaboration with Neurocrine Biosciences for the treatment of endometriosis-related pain and uterine fibroids. A Phase 3 study in endometriosis began in mid-2012 and a second Phase 3 trial for endometriosis was initiated in 2013. Positive top-line efficacy results from the initial Phase 3 study were recently announced and additional safety and efficacy data is expected in 2015. A Phase 2a study for uterine fibroids was initiated in November 2011 and transitioned to Phase 2b in 2013.

Other

Given the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years. Factors considered included R&D expenses projected to be incurred for the project over the next year relative to AbbVie's total R&D expenses, as well as qualitative factors such as marketplace perceptions and impact of a new product on AbbVie's overall market position. There were no delays in AbbVie's 2014 R&D activities that are expected to have a material impact on operations.

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

Separation from Abbott Laboratories and Basis of Historical Presentation

AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100 percent of the outstanding common stock of AbbVie to Abbott's shareholders.

Prior to the separation, the historical financial statements were prepared on a stand-alone basis and were derived from Abbott's consolidated financial statements and accounting records as if the former research-based pharmaceutical business of Abbott had been part of AbbVie for all periods presented. Accordingly, AbbVie's financial statements for periods prior to January 1, 2013 are presented on a combined basis and reflect AbbVie's financial position, results of operations and cash flows as its business was operated as part of Abbott prior to the separation, in conformity with generally accepted accounting principles (GAAP) in the United States. The combined financial statements principally represent the historical results of operations and assets and liabilities of Abbott's former research-based pharmaceutical business.

For periods prior to January 1, 2013, the historical combined financial statements also reflected an allocation of expenses related to certain Abbott corporate functions, including senior management, legal, human resources, finance, information technology and quality assurance. These expenses were allocated to AbbVie based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. AbbVie considers the expense allocation methodology and results to be reasonable. However, the allocations may not be indicative of the actual expenses that would have been incurred had AbbVie operated as an independent, stand-alone, publicly-traded company for the periods presented. Accordingly, the historical financial information presented for periods prior to January 1, 2013 may not be indicative of the results of operations or financial position that would have been achieved if AbbVie had been an independent, stand-alone, publicly-traded company during the periods shown or of AbbVie's performance for periods subsequent to December 31, 2012.

RESULTS OF OPERATIONS

Net Sales

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

				Percent change
				At actual currency rates		At constant currency rates
for the years ended (in millions)	2014	2013	2012	2014	2013	2014	2013

United States	$10,845	$10,181	$10,435	7%	(2)%	7%	(2)%
International	9,115	8,609	7,945	6%	8%	9%	10%

Net sales	$19,960	$18,790	$18,380	6%	2%	8%	3%

Sales growth in 2014 and 2013 was driven by the continued strength of HUMIRA, both in the United States and internationally, as well as sales growth in key products including Synthroid, Creon and Duodopa. Sales increased in 2014 and 2013 despite the loss of exclusivity for AbbVie's consolidated lipid franchise, as well as the unfavorable impact of foreign exchange rates. Generic competition began in November 2012 for TriCor, in July 2013 for Trilipix and in September 2013 for Niaspan.

The following table details the sales of key products.

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2014	2013	2012	2014	2013	2014	2013

HUMIRA
United States	$6,524	$5,236	$4,377	25%	20%	25%	20%
International	6,019	5,423	4,888	11%	11%	13%	12%

Total	$12,543	$10,659	$9,265	18%	15%	19%	15%

AndroGel
United States	$934	$1,035	$1,152	(10)%	(10)%	(10)%	(10)%

Kaletra
United States	$213	$244	$279	(13)%	(13)%	(13)%	(13)%
International	657	718	734	(9)%	(2)%	(5)%	(1)%

Total	$870	$962	$1,013	(10)%	(5)%	(7)%	(4)%

Synagis
International	$835	$827	$825	1%	—	9%	9%

Lupron
United States	$580	$566	$569	3%	(1)%	3%	(1)%
International	198	219	231	(10)%	(5)%	(5)%	(3)%

Total	$778	$785	$800	(1)%	(2)%	—%	(1)%

Synthroid
United States	$709	$622	$551	14%	13%	14%	13%

Sevoflurane
United States	$83	$77	$82	7%	(5)%	7%	(5)%
International	467	491	520	(5)%	(6)%	(1)%	(4)%

Total	$550	$568	$602	(3)%	(6)%	—%	(4)%

Creon
United States	$516	$412	$353	25%	17%	25%	17%

Dyslipidemia products
United States	$328	$1,076	$2,145	(70)%	(50)%	(70)%	(50)%

Duodopa
International	$220	$178	$149	24%	20%	25%	16%

VIEKIRA PAK
United States	$48	—	—	100%	—	100%	—

Other	$1,629	$1,666	$1,525	(2)%	9%	(1)%	10%

Total	$19,960	$18,790	$18,380	6%	2%	8%	3%

On a constant currency basis, global HUMIRA sales increased 19 percent in 2014 and 15 percent in 2013, primarily as a result of market growth across therapeutic categories and geographies, approval of new indications, higher market share, and favorable pricing in certain geographies. AbbVie is pursuing several new indications to help further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.

AndroGel sales decreased 10 percent in both 2014 and 2013 primarily due to a decline in the overall U.S. testosterone replacement market. The company expects this trend will continue. AndroGel sales for 2013 were impacted by rebates implemented during the second half of 2012, certain account losses in early

2013, and the moderation of market growth experienced in 2012. AndroGel 1% sales are expected to be impacted by generic competition in early 2015.

Global sales of Kaletra declined in 2014 and 2013 primarily due to lower market share resulting from the impact of increasing competition in the HIV marketplace.

Sales for Synagis increased 9 percent in both 2014 and 2013 primarily due to increased product uptake in 2014 and 2013 compared to 2013 and 2012, respectively.

Synthroid sales increased 14 percent and 13 percent in 2014 and 2013, respectively, due to strong brand loyalty and market leadership, and favorable pricing.

Sales of Sevoflurane, which were relatively flat in 2014 and declined 4 percent in 2013, continued to be impacted by generic competition.

Sales of Creon in 2014 and 2013 grew by 25 percent and 17 percent, respectively, primarily driven by market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market.

Sales for AbbVie's consolidated lipid franchise, which includes TriCor, Trilipix, Niaspan, Simcor and Advicor, declined 70 percent in 2014 and 50 percent in 2013 due to the introduction of generic versions of these products in the U.S. market. Generic competition began in November 2012 for TriCor, July 2013 for Trilipix, and September 2013 for Niaspan.

Sales of Duodopa, AbbVie's therapy for advanced Parkinson's disease approved in Europe and other international markets, increased 25 percent in 2014 and 16 percent in 2013. Duopa's regulatory submission in the United States was approved by the FDA in January 2015.

AbbVie launched its HCV regimen, VIEKIRA PAK, in the United States following FDA approval in mid-December. Sales of VIEKIRA PAK reflect the shipment of launch quantities into the market to support full commercial launch in January 2015. The European Commission granted marketing authorizations for AbbVie's HCV regimen, VIEKIRAX (ombitasvir/paritaprevir/ritonavir tablets) + Exviera (dasabuvir tablets), in January 2015. AbbVie expects its HCV regimen to be a significant contributor to sales growth in 2015.

Gross Margin

				Percent change
years ended December 31 (in millions)	2014	2013	2012	2014	2013

Gross margin	$15,534	$14,209	$13,872	9%	2%
as a % of net sales	78%	76%	75%

The gross margin for 2014, 2013 and 2012 reflected the favorable impact of product mix across the product portfolio, including HUMIRA, operational efficiencies, price increases, and lower amortization expense for intangible assets, partially offset by the effect of unfavorable foreign exchange rates and, in 2014 and 2013, the loss of exclusivity for the lipid franchise. Gross margin in 2014 also includes royalty income of $81 million relating to prior periods as a result of the settlement of a licensing arrangement, partially offset by a $37 million impairment charge for an intangible asset.

Selling, General and Administrative

				Percent change
years ended December 31 (in millions)	2014	2013	2012	2014	2013

Selling, general and administrative	$7,724	$5,352	$4,989	44%	7%
as a % of net sales	39%	28%	27%

SG&A expenses in 2014 included transaction-related costs totaling $1.7 billion incurred in connection with the terminated proposed combination with Shire. Refer to Note 4 of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" for further information regarding the termination of the company's proposed combination with Shire.

Excluding the Shire break fee and transaction-related costs, the increase in SG&A expenses in 2014 and 2013 was due primarily to increased selling and marketing support for new products, including preparations for the expected launch of VIEKIRA PAK, as well as spending relating to new indications and geographic expansion for HUMIRA. These increases were partially offset by the impact of favorable foreign exchange rates in 2014 and 2013. SG&A expenses in 2014, 2013 and 2012 include $422 million, $228 million and $213 million, respectively, of costs associated with the separation of AbbVie from Abbott.

SG&A expenses in 2014 also included a $129 million charge due to additional expenses related to the Branded Prescription Drug Fee. On July 28, 2014, the Internal Revenue Service issued final rules and regulations for the Branded Prescription Drug Fee, an annual non-tax-deductible fee payable to the federal government under the Affordable Care Act based on an allocation of a company's market share for branded prescription drugs sold to certain government programs in the prior year. The final rules accelerated the expense recognition criteria for the fee obligation from the year in which the fee is paid, to the year in which the market share used to allocate the fee is determined. This change required AbbVie and other industry participants to recognize an additional year of expense in 2014. As a result, an additional expense of $129 million was recognized in 2014. The final rules and regulations did not change the amount or timing of annual fees to be paid.

SG&A expenses in 2013 included restructuring charges aggregating $39 million, which principally related to the restructuring of certain commercial operations in conjunction with the loss and expected loss of exclusivity of certain products and, in 2012, included litigation charges of $100 million related to an investigation of the sales and marketing activities for Depakote which was resolved in May 2012.

Research and Development and Acquired In-Process Research and Development

				Percent change
years ended December 31 (in millions)	2014	2013	2012	2014	2013

Research and development	$3,297	$2,855	$2,778	15%	3%
as a % of net sales	17%	15%	15%
Acquired in-process research and development	$352	$338	$288	4%	17%

R&D expense in 2014 and 2013 reflected funding to support the company's emerging mid- and late-stage pipeline assets and the continued pursuit of additional HUMIRA indications. These increases were partially offset by the impact of favorable foreign exchange rate fluctuations in 2014 and 2013. R&D expense included regulatory milestone payments of $40 million in 2014 and $50 million in 2012 related to the company's collaboration. R&D expenses also included restructuring charges of $15 million in 2013 and $183 million in 2012.

Acquired in-process research and development (IPR&D) expense in 2014 principally included a charge of $275 million as a result of entering into a global collaboration with Infinity to develop and commercialize duvelisib, a treatment for patients with cancer. Refer to Note 6, "Acquisitions, Collaborations and Other Arrangements," of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," for additional information related to the company's collaborations and other arrangements.

IPR&D expense in 2013 principally included a charge of $175 million as a result of entering into a global license agreement with Ablynx to develop and commercialize ALX-0061, a charge of $70 million as a result of entering into a global collaboration with Alvine to develop ALV003, a charge of $45 million as a result of entering into a global collaboration with Galapagos for cystic fibrosis therapies, and charges totaling $48 million as a result of entering into several other arrangements.

IPR&D expense in 2012 included a charge of $110 million for the acquisition of ABT-719, a charge of $150 million as a result of entering into a global collaboration to develop and commercialize an oral, next-generation JAK1 inhibitor, and a charge of $28 million as a result of entering into a two-year collaboration agreement to research, develop, and commercialize up to three compounds with Antibody-Drug Conjugate approaches.

Other Expense

Other expense in 2014 consisted of a $750 million charge related to an R&D collaboration agreement with Calico to discover, develop, and commercialize new therapies for patients with age-related diseases.

Interest Expense, Net

Interest expense, net of $391 million in 2014, $278 million in 2013, and $84 million in 2012 was comprised primarily of interest expense on outstanding debt. In November 2012, AbbVie issued $14.7 billion of long-term debt with maturities ranging from three to 30 years and entered into interest rate swaps with various financial institutions, which converted $8.0 billion of its fixed rate interest rate debt to floating interest rate debt. Commercial paper outstanding at December 31, 2014, 2013 and 2012 was $416 million, $400 million and $1.0 billion, respectively.

Interest expense, net in 2014 also included $141 million of financing related fees incurred in connection with the terminated proposed combination with Shire and, in 2012, bridge facility fees related to the separation from Abbott.

Other Income, Net

Other income, net, includes income from the resolution of certain contractual agreements, fair value adjustments to contingent consideration, and impairments of equity securities. Other income, net in 2014 primarily consisted of income of $34 million from the resolution of a contractual agreement.

Income Tax Expense

The effective income tax rate was 25 percent in 2014, 23 percent in 2013, and 8 percent in 2012. The effective tax rate fluctuates from year to year due to the allocation of the company's taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including acquisitions and collaborations. The increase in the effective income tax rate in 2014 was principally driven by state valuation allowances of $129 million and additional expenses of $129 million related to the Branded Prescription Drug Fee, which is non-deductible. The increase in the effective tax rate in 2013 over 2012 is principally due to income tax expense related to certain 2013 earnings outside the United States that are not expected to be indefinitely reinvested, as well as the absence of $195 million of tax benefits recorded in 2012 as a result of the favorable resolution of various tax positions pertaining to a prior year.

Transition from Abbott and Cost to Operate as an Independent Company

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

As of the date of the separation, AbbVie did not have sufficient back office infrastructure to operate in markets outside the United States. As a result, AbbVie entered into transition services agreements with Abbott to provide services outside the United States, including back office services in certain countries, for up to three years after separation. These back office services include information technology, accounts payable, payroll, receivables collection, treasury, and other financial functions, as well as order entry, warehousing, and other administrative services. These transition services agreements have allowed AbbVie to operate its international pharmaceuticals business independently prior to establishing a stand-alone back office infrastructure for all countries. During the transition from Abbott, AbbVie has and will continue to incur non-recurring expenses to expand its international infrastructure. In addition, in certain international markets as of the date of the separation and as of December 31, 2014, certain marketing authorizations to sell AbbVie's products continued to be held by Abbott until such authorizations could be transferred through the applicable regulatory channels.

It is not practicable to estimate the costs that would have been incurred in each of the periods presented in the historical financial statements for the functions described above. Actual costs that would have been incurred if AbbVie operated as a stand-alone company during these periods would have depended on various factors including organizational design, outsourcing, and other strategic decisions related to corporate functions, information technology, and international back office infrastructure. Refer to Note 1 entitled "Background and Basis of Presentation" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" for further description of transactions between AbbVie and Abbott.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2014	2013	2012

Cash flows provided by/(used in):
Operating activities	$3,549	$6,267	$6,345
Investing activities	(926)	879	(2,418)
Financing activities	(3,293)	(3,442)	1,931

Cash flows provided by operations in 2014 was $3.5 billion compared to $6.3 billion in 2013. The decrease was primarily due to after-tax transaction and financing-related and other costs of $1.8 billion incurred in connection with the termination of the proposed combination with Shire, including net foreign exchange losses related to the settlement of undesignated forward contracts used to hedge anticipated foreign currency cash outflows and the exit of certain foreign currency positions. The decrease was also due to the timing of U.S. wholesaler collections and an investment in inventory in preparation for the launch of AbbVie's interferon-free HCV combination in the United States starting in mid-December 2014 and in the European Union in January 2015. The decrease was also due to an increase in AbbVie's voluntary contribution to its main domestic defined benefit pension plan, which was $370 million in 2014 and $145 million in 2013. AbbVie also made a voluntary contribution of $150 million to this plan subsequent to December 31, 2014.

In 2014, cash outflows related to collaborations, acquisitions, and other arrangements totaled $622 million, including $275 million paid to Infinity related to a global collaboration to develop duvelisib (IPI-145), and $250 million to fund a novel R&D collaboration with Calico. AbbVie accrued an additional $500 million payment to Calico in 2014 due to the satisfaction of certain conditions under the R&D collaboration, which was subsequently paid in 2015. In 2013, cash outflows related to collaborations, acquisitions, and other arrangements totaled $405 million, including $175 million related to the global collaboration with Ablynx NV and $70 million related to a global collaboration with Alvine. Cash flows from investing activities in 2014 also reflected capital expenditures, including the purchase of a small molecule active pharmaceutical ingredient manufacturing facility in Singapore, and net sales (purchases) of short-term investments.

In 2014 and 2013, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $416 million and $400 million at December 31, 2014 and 2013, respectively. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.

Cash dividend payments totaled $2.7 billion in 2014 and $2.6 billion in 2013. On October 20, 2014, the board of directors declared a quarterly cash dividend of $0.49 per share for stockholders of record at the close of business on January 15, 2015, payable on February 13, 2015. The timing, declaration, amount of, and payment of any dividends is within the discretion of AbbVie's board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors.

In February 2013, AbbVie's board of directors authorized a $1.5 billion common stock repurchase program, which was effective immediately. In October 2014, AbbVie's board of directors authorized a new $5.0 billion stock repurchase program, which was effective immediately and superseded the prior authorization. Under these programs, the company repurchased approximately 9 million shares for $550 million in the open market in 2014 and approximately 4 million shares for $223 million in the open market in 2013. Purchases of AbbVie shares may be made from time to time at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie's remaining share repurchase authorization was $4.7 billion as of December 31, 2014.

Cash and equivalents in 2014 was also impacted by net unfavorable exchange rate changes totaling $577 million principally due to the impact of the substantial weakening of the Euro in 2014 on the translation of the company's Euro-denominated assets, and the weakening of foreign currencies in combination with an increased concentration of cash denominated in foreign currencies accumulated in anticipation of the terminated proposed combination with Shire. While a significant portion of cash and equivalents at December 31, 2014 are considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at December 31, 2014 has been reinvested indefinitely.

Substantially all of AbbVie's trade receivables in Greece, Portugal, Italy, and Spain are with governmental health systems. AbbVie continues to monitor the economic health of the economy in Southern Europe, as heightened economic concerns still exist. Outstanding net governmental receivables in these countries at December 31, 2014 and 2013 were as follows:

	Net receivables		Net receivables over one year past due
(in millions)	2014	2013	2014	2013

Greece	$30	$37	$—	$—
Portugal	27	59	7	3
Italy	176	245	16	22
Spain	213	440	10	135

Total	$446	$781	$33	$160

AbbVie monitors economic conditions, the creditworthiness of customers, and government regulations and funding, both domestically and abroad. AbbVie regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. AbbVie establishes an allowance against accounts receivable when it is probable they will not be collected. AbbVie also monitors the potential for and periodically has utilized factoring arrangements to mitigate credit risk although the receivables included in such arrangements have historically not been a material amount of total outstanding receivables. Currently, AbbVie does not believe the economic conditions in Southern Europe will have a material impact on the company's liquidity, cash flow, or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of December 31, 2014.

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

Prior to October 2014, AbbVie was party to a $2.0 billion unsecured five-year revolving credit facility from a syndicate of lenders, which also supported commercial paper borrowings. The credit facility enabled the company to borrow funds at floating interest rates. In October 2014, AbbVie replaced its existing revolving credit facility with a new $3.0 billion five-year revolving credit facility. The new revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants.

At December 31, 2014, the company was in compliance with its credit facility covenants. Commitment fees under the credit facility were not material. There were no amounts outstanding under the credit facility as of December 31, 2014 and 2013.

Access to Capital

The company intends to fund short-term and long-term financial obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt. The company's ability to generate cash flows from operations, issue debt, or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for the company's products or in the solvency of its customers or suppliers, deterioration in the company's key financial ratios or credit ratings, or other material unfavorable changes in business conditions. At the current time, the company believes it has sufficient financial flexibility to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms to support the company's growth objectives.

Credit Ratings

On July 18, 2014, following the announcement of the proposed combination with Shire, Moody's Investor Service affirmed its Baa1 senior unsecured long-term rating and Prime-2 short-term rating and revised its ratings outlook to "stable" from "positive". In addition, Standard & Poor's Ratings Services (S&P) placed its "A" corporate credit rating and senior unsecured debt rating on AbbVie on CreditWatch with negative implications. On October 21, 2014, S&P affirmed AbbVie's "A" corporate credit rating and senior unsecured debt rating and removed the negative credit watch. S&P affirmed its "A-1" commercial paper rating and did not place it on CreditWatch. There were no other changes in the company's credit ratings in 2014.

Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company's ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company's outstanding debt.

Contractual Obligations

The following table summarizes AbbVie's estimated contractual obligations as of December 31, 2014.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years

Short-term borrowings	$425	$425	$—	$—	$—
Research and development collaborations(a)	500	500	—	—	—
Long-term debt and capital lease obligations, including current portion	14,815	4,021	4,037	1,020	5,737
Interest on long-term debt(b)	4,604	303	685	517	3,099
Future minimum non-cancelable operating lease commitments	562	114	195	155	98
Purchase obligations and other(c)	863	818	38	5	2
Other long-term liabilities(d)	930	174	193	154	409

Total	$22,699	$6,355	$5,148	$1,851	$9,345

(a)
Accounts payable and accrued liabilities includes a $500 million accrual for a payment to Calico due to the satisfaction of certain conditions under the R&D collaboration, which was paid in the first quarter of 2015.

(b)
Includes estimated future interest payments on long-term debt securities and capital lease obligations. Interest payments on debt are calculated for future periods using interest rates in effect at the end of 2014. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2014. Refer to Notes 9 and 10 for further discussion regarding the company's debt instruments and related interest rate agreements outstanding at December 31, 2014. Annual interest on capital lease obligations is not material.

(c)
Includes the company's significant unconditional purchase obligations. These commitments do not exceed the company's projected requirements and are made in the normal course of business.

(d)
Amounts less than one year includes a voluntary contribution of $150 million AbbVie made to its main domestic defined benefit plan subsequent to December 31, 2014. Amounts otherwise exclude pension and other post-employment benefits and related deferred compensation cash outflows. Timing of funding is uncertain and dependent on future movements in interest rates and investment returns, changes in laws and regulations, and other variables. Also included in this amount are components of other long-term liabilities including restructuring. Refer to Notes 8 and 11 for further information.

AbbVie enters into R&D collaboration arrangements with third parties that may require future milestone payments to third parties contingent upon the achievement of certain development, regulatory, or commercial milestones. Individually, these arrangements are not material in any one annual reporting period. However, if milestones for multiple products covered by these arrangements would happen to be reached in the same reporting period, the aggregate charge to expense could be material to the results of operations in that period. From a business perspective, the payments are viewed as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from product sales. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement. As a result, these potential payments are not included in the table of contractual obligations. Refer to Note 6 to the consolidated financial statements for further discussion of these collaboration arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. A summary of the company's significant accounting policies is included in Note 2 to the consolidated financial statements. Certain of these policies are considered critical as these most significantly impact the company's financial condition and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates.

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

Rebate and chargeback accruals are recorded in the same period as the related sales, and are reflected as a reduction of sales. Rebates and chargebacks in 2014, 2013 and 2012 totaled $5.9 billion, $4.9 billion, and $4.3 billion, respectively, or 29 percent, 30 percent, and 28 percent, respectively, of the gross sales subject to rebate. A one-percentage point increase in the percentage of rebates to related annual gross sales would decrease net sales by $201 million in 2014. AbbVie considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances for cash discounts and returns charged against gross sales were $610 million, $748 million, and $667 million in 2014, 2013 and 2012, respectively.

Management analyzes the adequacy of ending rebate accrual balances each quarter. In the United States, the most significant charges against gross sales are for Medicaid and Medicare rebates, managed care rebates, and wholesaler chargebacks. Medicaid rebates relate to the Federal Medicaid program, which is administered by state agencies, whereby rebates are provided to participating state and local government entities under various laws and regulations and in some cases supplemental rebates are also provided to the states under contractual agreements. Medicare rebates are negotiated with managed care organizations that manage prescription drug plans covering the Medicare Part D drug benefit. Pharmacy benefit manager rebates arise from contractual agreements with private health care plans that seek to reduce costs by negotiating discounts with pharmaceuticals manufacturers. Under wholesaler chargeback programs, the wholesaler charges AbbVie back for the difference between the price paid by the wholesaler to AbbVie and the price paid by the end customer to the wholesaler under contractual discount agreements negotiated between AbbVie and the end customer. In order to evaluate the adequacy of the ending accrual balances, for each type of rebate, management uses both internal and external data to estimate the level of inventory in the distribution channel and the rebate claims processing lag time for that rebate. External data sources used to estimate the inventory in the distribution channel include inventory levels periodically reported by wholesalers. Management estimates the processing lag time based on periodic sampling of claims data. To estimate the rebate percentage or net price, systems and calculations are used to track sales by product and by customer or payer and to estimate the contractual or statutory rebate or net price. AbbVie believes its systems and calculations are reliable.

The following table is an analysis of the three largest rebate accruals and chargeback allowances, which comprise approximately 82 percent of the total consolidated rebate provisions charged against revenues in 2014. Remaining rebate provisions charged against gross sales are not significant in the determination of operating earnings.

(in millions)	Medicaid and Medicare Rebates	Managed Care Rebates	Wholesaler Chargebacks

Balance at December 31, 2011	$720	$506	$171
Provisions	1,077	830	1,645
Payments	(990)	(840)	(1,592)

Balance at December 31, 2012	807	496	224
Provisions	1,028	846	2,362
Payments	(1,168)	(883)	(2,374)

Balance at December 31, 2013	667	459	212
Provisions	1,015	970	2,825
Payments	(970)	(953)	(2,784)

Balance at December 31, 2014	$712	$476	$253

Historically, adjustments to prior years' rebate accruals have not been material to net income. AbbVie employs various techniques to verify the accuracy of claims submitted to it, and where possible, works with the organizations submitting claims to gain insight into changes that might affect the rebate amounts. For Medicaid, Medicare, and other government agency programs, the calculation of a rebate involves interpretations of relevant regulations, which are subject to challenge or change in interpretation.

Cash Discounts and Returns

Cash discounts can be reliably estimated. Product returns can be reliably estimated because AbbVie's historical returns are low, and because sales return terms and other sales terms have remained relatively unchanged for several periods.

Pension and Post-Employment Benefits

AbbVie engages outside actuaries to assist in the determination of the obligations and costs under the plans that are direct obligations of AbbVie. The valuation of the funded status and the net periodic benefit cost for these plans are calculated using actuarial assumptions. The significant assumptions, which are reviewed annually, include the discount rate, the expected long-term rate of return on plan assets, and the health care cost trend rates. The significant assumptions used in determining these calculations are disclosed in Note 11 to the consolidated financial statements.

The discount rate is selected based on current market rates on high-quality, fixed-income investments at December 31 each year. AbbVie employs a yield-curve approach for countries where a robust bond market exists. The yield curve is developed using high-quality bonds. The discount rate is the single rate that equates the discounted cash flows to the rates utilizing the yield curve. As a result, the yield-curve approach reflects the specific cash flows for plans (i.e. duration) in calculating the discount rate. For other countries, AbbVie reviews various indices such as corporate bond and government bond benchmarks to estimate the discount rate. AbbVie's assumed discount rate has a significant effect on the amounts reported for defined benefit pension and post-employment plans as of December 31, 2014, and will be used in the calculation of net periodic benefit cost in 2015. A 50 basis point change in the assumed discount rate would have had the following effects on AbbVie's calculation of net periodic benefit costs in 2015 and projected benefit obligations as of December 31, 2014:

	50 basis point
(in millions)	Increase	Decrease

Defined benefit plans
Service cost and interest cost	$(53)	$59
Projected benefit obligation	(466)	540
Other post-employment plans
Service cost and interest cost	$(6)	$7
Projected benefit obligation	(50)	58

The expected long-term rate of return is based on the asset allocation, historical performance, and the current view of expected future returns. AbbVie considers these inputs with a long-term focus to avoid short-term market influences. The current long-term rate of return on plan assets is supported by the historical performance of the trust's actual and target asset allocation. AbbVie's assumed expected long-term rate of return has a significant effect on the amounts reported for defined benefit pension plans as of December 31, 2014 and will be used in the calculation of net periodic benefit cost in 2015. As of December 31, 2014, a 1 percentage point change in assumed expected long-term rate of return on plan assets would have increased or decreased the net period benefit cost of these plans in 2015 by $42 million.

The health care cost trend rate is selected by reviewing historical trends and current views on projected future health care cost increases. The current health care cost trend rate is supported by the historical trend experience of the plan. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans as of December 31, 2014 and will be used in the calculation of net periodic benefit cost in 2015. A 1 percentage point change in assumed health care cost trend rates would have the following effects on AbbVie's calculation of net periodic benefit costs in 2015 and projected benefit obligation as of December 31, 2014:

	One percentage point
(in millions)	Increase	Decrease

Service cost and interest cost	$21	$(16)
Projected benefit obligation	121	(92)

Income Taxes

AbbVie accounts for income taxes under the asset and liability method. Provisions for federal, state, and foreign income taxes are calculated on reported pretax earnings based on current tax laws. Deferred taxes are provided using enacted tax rates on the future tax consequences of temporary differences, which are the differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and the tax benefits of carryforwards. A valuation allowance is established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Litigation

The company is subject to contingencies, such as legal proceedings and claims, that arise in the normal course of business. Refer to Note 14 for further information. Loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. Accordingly, AbbVie is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. There were no significant litigation reserves at December 31, 2014.

Valuation of Goodwill and Intangible Assets

AbbVie has acquired and may continue to acquire significant intangible assets in connection with business combinations that AbbVie records at fair value. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the pharmaceuticals industry, and valuations are usually based on a discounted cash flow analysis incorporating the stage of completion. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values, and market participants. Each of these factors can significantly affect the value of the intangible asset. IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset until regulatory approval is obtained, at which time, it is accounted for as a definite-lived asset and amortized over its estimated useful life. IPR&D acquired in transactions that are not business combinations is expensed immediately, unless deemed to have an alternative future use. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life.

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

Annually, the company tests its goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. Some of the factors considered in the assessment include general macro-economic conditions, conditions specific to the industry and market, cost factors, which could have a significant effect on earnings or cash flows, the overall financial performance, and whether there have been sustained declines in the company's share price. If the company concludes it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative impairment test is performed. AbbVie tests indefinite-lived intangible assets using a quantitative impairment test.

For its quantitative impairment tests, the company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings, and other assumptions and estimates. The estimates and assumptions used are consistent with the company's business plans and a market participant's views of a company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets, and potentially result in different impacts to the company's results of operations. Actual results may differ from the company's estimates.

At December 31, 2014 and 2013, goodwill and intangible assets, net of amortization totaled $7.4 billion and $8.2 billion, respectively, and amortization expense for intangible assets was $403 million, $509 million, and $625 million in 2014, 2013 and 2012, respectively. There were no impairments of goodwill in 2014, 2013 or

2012. In 2014, AbbVie recorded an impairment charge of $37 million related to certain on-market product rights in Japan due to increased generic competition. The charge was included in cost of products sold. In 2012, AbbVie recorded impairment charges of $13 million for certain projects under development. These charges were included in R&D expense. There were no impairment charges recorded in 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to risk that its earnings, cash flows, and equity could be adversely impacted by changes in foreign exchange rates and interest rates. Certain derivative instruments are used when available on a cost-effective basis to hedge the company's underlying economic exposures. Refer to Note 10 entitled "Financial Instruments and Fair Value Measures" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" for further information regarding the company's financial instruments and hedging strategies.

Foreign Currency Risk

AbbVie's primary net foreign currency exposures are the Euro, British pound, and Japanese yen. Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated transactions denominated in a currency other than the functional currency of the local entity. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates, and are marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive loss in AbbVie's consolidated balance sheets. Deferred gains or losses on these contracts are included in cost of products sold at the time the products are sold to a third party, generally not exceeding twelve months. At December 31, 2014 and 2013, AbbVie held $1.4 billion and $1.5 billion, respectively, in notional amounts of such contracts.

AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts, which are not designated as hedges, are marked-to-market, and resulting gains or losses are reflected in net foreign exchange on AbbVie's consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2014 and 2013, AbbVie held notional amounts of $6.8 billion and $5.3 billion, respectively, of such foreign currency forward exchange contracts.

The following table reflects the total foreign currency forward contracts outstanding at December 31, 2014 and 2013.

	2014			2013
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/ (payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/ (payable)

Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$6,342	1.263	$114	$4,650	1.359	$(56)
British pound	563	1.618	21	492	1.638	(3)
Japanese yen	333	116.9	6	401	103.2	7
All other currencies	930	N/A	7	1,308	N/A	(4)

Total	$8,168		$148	$6,851		$(56)

The company estimates that a 10 percent appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $790 million at December 31, 2014. If realized, this appreciation would negatively affect earnings over the remaining life of the contacts. A 10 percent appreciation is believed to be a reasonably possible near-term change in foreign currencies. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders' equity volatility relating to foreign exchange.

The company estimates that a 10 percent depreciation of AbbVie's most significant foreign currency positions against the U.S. dollar would cause a foreign exchange loss on cash and short-term investments of $611 million at December 31, 2014. A 10 percent depreciation is believed to be a reasonably possible near-term change in these currencies.

The company's Venezuelan operations continue to report with the U.S. dollar as the functional currency due to the hyperinflationary status of the Venezuelan economy. Currency restrictions enacted in Venezuela require AbbVie to obtain approval from the Venezuelan government to exchange Venezuelan bolivars for U.S. dollars and require such exchange to be made at the official exchange rate established by the government. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a loss of $11 million in 2013 that was recorded in net foreign exchange loss on the consolidated statement of earnings.

In the first quarter of 2014, the Venezuelan government expanded the number of exchange mechanisms to three rates of exchange. As of December 31, 2014, these were the CENCOEX rate of 6.3 (the official rate); the SICAD I rate at approximately 12; and the SICAD II rate at approximately 50. In February 2015, the Venezuelan government confirmed the official exchange rate of 6.3 Venezuelan bolivars per U.S. dollar will be used for settlement of food and medicine purchases. The company continues to use the official rate of 6.3 Venezuelan bolivars per U.S. dollar to report its Venezuela financial position, results of operations and cash flows, since the company believes that the nature of AbbVie's business operations qualify for the official rate as permitted by law. The company cannot predict whether there will be further devaluations of the Venezuelan currency or whether the use of the official rate of 6.3 will continue to be supported by evolving facts and circumstances. If circumstances change such that the company concludes it would be appropriate to use a different rate, or if a devaluation of the official rate occurs, it could result in a significant change to AbbVie's results of operations. At December 31, 2014, AbbVie had approximately $240 million of net monetary assets denominated in the Venezuelan bolivar (converted at a rate of 6.3 VEF/USD) in its Venezuelan entity, which had net sales of $240 million in 2014. If AbbVie's net monetary assets denominated in the Venezuelan bolivar had been converted at a rate of 12 VEF/USD at December 31, 2014, it would have resulted in a devaluation loss of $114 million in 2014.

Interest Rate Risk

Interest rate swaps are used to manage the company's exposure of changes in interest rates on the fair value of fixed-rate debt. The effect of these hedges is to change the fixed interest rate to a variable rate. AbbVie does not use derivative instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for investment securities. At both December 31, 2014 and 2013, AbbVie had interest rate hedge contracts totaling $8.0 billion. The company estimates that an increase in the interest rates of 100-basis points would decrease the fair value of our interest rate swap contracts by approximately $348 million at December 31, 2014. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100-basis points in long-term interest rates would decrease the fair value of long-term debt by $758 million at December 31, 2014. A 100-basis point change is believed to be a reasonably possible near-term change in interest rates.

Market Price Sensitive Investments

AbbVie holds equity securities from strategic technology acquisitions that are traded on public stock exchanges. The fair value of these investments was approximately $82 million and $49 million as of December 31, 2014 and 2013, respectively. AbbVie monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs. A hypothetical 20 percent decrease in the share prices of these investments would have had an immaterial decrease to their fair value at December 31, 2014. A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.

Non-Publicly Traded Equity Securities

AbbVie holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $63 million and $58 million as of December 31, 2014 and 2013, respectively. AbbVie monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries

Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2014	2013		2012

Net sales	$19,960	$18,790		$18,380
Cost of products sold	4,426	4,581		4,508
Selling, general and administrative	7,724	5,352		4,989
Research and development	3,297	2,855		2,778
Acquired in-process research and development	352	338		288
Other expense	750	—		—

Total operating costs and expenses	16,549	13,126		12,563

Operating earnings	3,411	5,664		5,817
Interest expense, net	391	278		84
Net foreign exchange loss	678	55		17
Other income, net	(27)	(1)		(9)

Earnings before income tax expense	2,369	5,332		5,725
Income tax expense	595	1,204		450

Net earnings	$1,774	$4,128		$5,275

Per share data

Basic earnings per share	$1.11	$2.58		$3.35
Diluted earnings per share	$1.10	$2.56		$3.35
Cash dividends declared per common share	$1.75	$2.00	(a)	n/a

Weighted-average basic shares outstanding	1,595	1,589		1,577	(b)
Weighted-average diluted shares outstanding	1,610	1,604		1,577	(b)

(a)
On January 4, 2013, a cash dividend of $0.40 per share of common stock was declared from pre-separation earnings and was recorded as a reduction of additional paid-in capital. Refer to Note 12 for additional information regarding cash dividends declared in 2013.

(b)
On January 1, 2013, Abbott Laboratories distributed 1,577 million shares of AbbVie common stock. For periods prior to the separation, the weighted-average basic and diluted shares outstanding was based on the number of shares of AbbVie common stock outstanding on the distribution date. Refer to Note 5 for information regarding the calculation of basic and diluted earnings per common share for the years ended December 31, 2014 and 2013.

The accompanying notes are an integral part of these consolidated financial statements.

AbbVie Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

years ended December 31 (in millions)	2014	2013	2012

Net earnings	$1,774	$4,128	$5,275
Foreign currency translation adjustments, net of tax (benefit) expense of $(158) in 2014 and $71 in 2013	(1,073)	48	173
Pension and post-employment benefits, net of tax (benefit) expense of $(351) in 2014, $309 in 2013, and $(24) in 2012	(781)	598	(150)
Unrealized (losses) gains on marketable equity securities, net of tax expense (benefit) of $1 in 2014, $— in 2013, and $(15) in 2012	1	1	(25)
Hedging activities, net of tax expense (benefit) of $8 in 2014, $— in 2013, and $(8) in 2012	264	(77)	(27)

Other comprehensive (loss) income	(1,589)	570	(29)

Comprehensive income	$185	$4,698	$5,246

The accompanying notes are an integral part of these consolidated financial statements.

AbbVie Inc. and Subsidiaries

Consolidated Balance Sheets

as of December 31 (in millions, except share data)	2014	2013

Assets
Current assets
Cash and equivalents	$8,348	$9,595
Short-term investments	26	300
Accounts and other receivables, net	3,735	3,854
Inventories, net	1,124	1,150
Income tax receivable	556	949
Deferred income taxes	896	766
Prepaid expenses and other	1,403	1,234

Total current assets	16,088	17,848

Investments	92	118
Property and equipment, net	2,485	2,298
Intangible assets, net of amortization	1,513	1,890
Goodwill	5,862	6,277
Other assets	1,507	767

Total assets	$27,547	$29,198

Liabilities and Equity
Current liabilities
Short-term borrowings	$425	$413
Current portion of long-term debt and lease obligations	4,021	18
Accounts payable and accrued liabilities	6,954	6,448

Total current liabilities	11,400	6,879

Long-term liabilities	3,840	3,535
Long-term debt and lease obligations	10,565	14,292
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, authorized 4,000,000,000 shares, issued 1,609,519,046 and 1,594,260,996 shares as of December 31, 2014 and 2013, respectively	16	16
Common stock held in treasury, at cost, 18,129,715 and 6,900,434 shares as of December 31, 2014 and 2013, respectively	(972)	(320)
Additional paid-in-capital	4,194	3,671
Retained earnings	535	1,567
Accumulated other comprehensive loss	(2,031)	(442)

Total stockholders' equity	1,742	4,492

Total liabilities and equity	$27,547	$29,198

The accompanying notes are an integral part of these consolidated financial statements.

AbbVie Inc. and Subsidiaries

Consolidated Statements of Equity

years ended December 31 (in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Net parent company investment	Total

Balance at December 31, 2011	—	$—	$—	$—	$(25)	$—	$11,957	$11,932
Net earnings	—	—	—	—	—	—	5,275	5,275
Net transactions with Abbott Laboratories	—	—	—	—	—	—	(13,519)	(13,519)
Assumption of accumulated unrealized losses on pension and other post-employment benefits, net of tax benefit of $36	—	—	—	—	(296)	—	—	(296)
Other comprehensive loss, net of tax	—	—	—	—	(29)	—	—	(29)

Balance at December 31, 2012	—	—	—	—	(350)	—	3,713	3,363
Separation-related adjustments	—	—	—	(1,316)	(662)	—	707	(1,271)
Reclassification of parent company net investment in connection with separation	—	—	—	4,420	—	—	(4,420)	—
Issuance of common stock at separation	1,577	16	—	(16)	—	—	—	—
Net earnings	—	—	—	—	—	4,128	—	4,128
Other comprehensive income, net of tax	—	—	—	—	570	—	—	570
Dividends declared	—	—	—	—	—	(2,561)	—	(2,561)
Share repurchases	(4)	—	(223)	—	—	—	—	(223)
Stock-based compensation plans and other	14	—	(97)	583	—	—	—	486

Balance at December 31, 2013	1,587	16	(320)	3,671	(442)	1,567	—	4,492
Net earnings	—	—	—	—	—	1,774	—	1,774
Other comprehensive loss, net of tax	—	—	—	—	(1,589)	—	—	(1,589)
Dividends declared	—	—	—	—	—	(2,806)	—	(2,806)
Share repurchases	(9)	—	(550)	—	—	—	—	(550)
Stock-based compensation plans and other	13	—	(102)	523	—	—	—	421

Balance at December 31, 2014	1,591	$16	$(972)	$4,194	$(2,031)	$535	$—	$1,742

The accompanying notes are an integral part of these consolidated financial statements.

AbbVie Inc. and Subsidiaries

Consolidated Statements of Cash Flows

years ended December 31 (in millions) (brackets denote cash outflows)	2014	2013	2012

Cash flows from operating activities
Net earnings	$1,774	$4,128	$5,275
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	383	388	525
Amortization of intangible assets	403	509	625
Stock-based compensation	241	212	187
Upfront costs related to collaborations and acquired in-process research and development	1,102	338	288
Other, net	434	34	66
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	(172)	681	223
Inventories	(203)	(56)	(203)
Prepaid expenses and other assets	(220)	459	90
Accounts payable and other liabilities	(193)	(426)	(731)

Cash flows from operating activities	3,549 (a)	6,267	6,345
Cash flows from investing activities
Acquisitions and investments, net of cash acquired	(622)	(405)	(688)
Acquisitions of property and equipment	(612)	(491)	(333)
Purchases of investment securities	(1,169)	(930)	(2,550)
Sales and maturities of investment securities	1,477	2,705	1,153

Cash flows from investing activities	(926)	879	(2,418)
Cash flows from financing activities
Net change in short-term borrowings	12	(601)	1,000
Dividends paid	(2,661)	(2,555)	—
Purchases of treasury stock	(652)	(320)	—
Proceeds from the exercise of stock options	225	347	—
Proceeds from issuance of long-term debt	—	—	14,586
Net transactions with Abbott Laboratories, excluding noncash items	—	(247)	(13,504)
Other, net	(217)	(66)	(151)

Cash flows from financing activities	(3,293)	(3,442)	1,931
Effect of exchange rate changes on cash and equivalents	(577)	(10)	16

Net (decrease) increase in cash and equivalents	(1,247)	3,694	5,874
Cash and equivalents, beginning of year	9,595	5,901	27

Cash and equivalents, end of year	$8,348	$9,595	$5,901

Other supplemental information
Interest paid, net of portion capitalized	$419	$283	$61
Income taxes paid	$498	$1,305	$—

(a)
Cash flows from operating activities included the impact of transaction and financing-related and other costs incurred in connection with the terminated proposed combination with Shire. Refer to Note 4 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

AbbVie Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1  Background and Basis of Presentation

Background

The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacture and sale of a broad line of pharmaceutical products. AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from AbbVie-owned distribution centers and public warehouses. Substantially all of AbbVie's sales in the United States are to three wholesalers. Outside the United States, products are sold primarily to customers or through distributors, depending on the market served.

AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100 percent of the outstanding common stock of AbbVie to Abbott's shareholders (the separation). On January 1, 2013, Abbott's shareholders of record as of the close of business on December 12, 2012, received one share of AbbVie common stock for every one share of Abbott common stock held as of the record date. AbbVie's common stock began trading "regular-way" under the ticker symbol "ABBV" on the New York Stock Exchange on January 2, 2013.

During the year ended 2013, separation-related adjustments totaling $1.3 billion were recorded in stockholders' equity. Separation-related adjustments to additional paid-in capital principally reflected dividends to AbbVie shareholders that were declared from pre-separation earnings during the first quarter of 2013 and the transfer of certain pension plan liabilities and assets from Abbott to AbbVie upon the legal split of those plans in 2013. In addition, because the historical financial statements were derived from Abbott's records, separation-related adjustments also included an adjustment to accumulated other comprehensive loss to reflect the appropriate opening balances associated with currency translation adjustments related to AbbVie's legal entities at the separation date. Refer to Note 11 for further information regarding the separation of the pension plans.

In connection with the separation, AbbVie and Abbott entered into transition services agreements covering certain corporate support and back office services that AbbVie historically received from Abbott. Such services include information technology, accounts payable, payroll, receivables collection, treasury and other financial functions, as well as order entry, warehousing, engineering support, quality assurance support and other administrative services. These agreements facilitate the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office functions across its organization. Transition services may be provided for up to 24 months, with an option for a one-year extension. The majority of these transaction service agreements expired without extension at December 31, 2014.

During the years ended December 31, 2014, 2013 and 2012, AbbVie incurred $445 million, $254 million, and $288 million, respectively, of separation-related expenses including legal, information technology and regulatory fees, which were principally classified in selling, general and administrative expenses (SG&A) in the consolidated statements of earnings.

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

As a result, the related assets and liabilities and results of operations have been reported in AbbVie's consolidated financial statements as of and for the years ended December 31, 2014 and 2013. Net sales related to these operations for the years ended December 31, 2014 and 2013 totaled approximately $282 million and $738 million, respectively. At December 31, 2014, the assets and liabilities consisted primarily of accounts receivable of $27 million, inventories of $16 million, other assets of $33 million and accounts payable and other accrued liabilities of $50 million. At December 31, 2013, the assets and liabilities consisted primarily of accounts receivable of $62 million, inventories of $190 million, other assets of $93 million and accounts payable and other accrued liabilities of $212 million. The majority of these operations are expected to be transferred to AbbVie by the end of 2015.

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

The historical combined financial statements included the allocation of certain assets and liabilities that were historically held at the Abbott corporate level but which were specifically identifiable or allocable to AbbVie. Prior to 2012, cash and equivalents, short-term investments and restricted funds held by Abbott were not allocated to AbbVie unless those assets were held by an entity that was transferred to AbbVie. As of December 31, 2012, AbbVie's combined balance sheet reflected the direct holdings of AbbVie legal entities. Prior to November 2012, long-term debt and short-term borrowings were not allocated to AbbVie as none of the debt recorded by Abbott was directly attributable to or guaranteed by AbbVie. In November 2012, AbbVie issued $14.7 billion of long-term debt with maturities ranging from three to 30 years and $1.0 billion of commercial paper, which was reflected on AbbVie's combined balance sheet as of December 31, 2012. All AbbVie intracompany transactions and accounts were eliminated. Prior to 2012, all intercompany transactions between AbbVie and Abbott were considered to be effectively settled in the historical combined financial statements at the time the transactions were recorded. As a result, the total net effect of the settlement of these intercompany transactions was reflected in the combined statement of cash flows for the year ended December 31, 2012 as a financing activity and in the combined balance sheet as of December 31, 2012 as net parent company investment in AbbVie. As of December 31, 2012, outstanding transactions between AbbVie and Abbott were reflected in the combined balance sheet outside of net parent company investment in AbbVie Inc. As of December 31, 2014 and 2013, the aggregate amount due from Abbott totaled $526 million and $738 million, respectively, and was primarily classified in accounts and other receivables, net in AbbVie's consolidated balance sheets. The aggregate amount due to Abbott totaled $536 million and $876 million as of December 31, 2014 and 2013, respectively, and was classified in accounts payable and accrued liabilities in AbbVie's consolidated balance sheets.

Prior to the separation on January 1, 2013, Abbott provided AbbVie certain services, which included administration of treasury, payroll, employee compensation and benefits, travel and meeting services, public and investor relations, real estate services, internal audit, telecommunications, information technology, corporate income tax and selected legal services. Some of these services continue to be provided to AbbVie on a temporary basis after the separation pursuant to certain transition services agreements. AbbVie's historical combined financial statements for periods prior to January 1, 2013 reflect an allocation of expenses related to these services. These expenses were allocated to AbbVie based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. AbbVie considers the expense allocation methodology and results to be reasonable. However, the allocations may not be indicative of the actual expenses that would have been incurred had AbbVie operated as an independent, publicly-traded company for the periods prior to January 1, 2013. These allocations totaled $838 million for the year ended December 31, 2012.

Prior to the separation on January 1, 2013, AbbVie employees participated in various benefits and stock-based compensation programs maintained by Abbott. A portion of the cost of those programs was included in AbbVie's historical combined financial statements. See Note 11 and Note 12 for a further description of the accounting for post-employment benefits and stock-based compensation, respectively.

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

Basis of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2014 and 2013 include the accounts of AbbVie and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, where AbbVie is determined to be the primary beneficiary. Investments in companies over which AbbVie has a significant influence but not a controlling interest are accounted for using the equity method with AbbVie's share of earnings or losses reported in other income, net. All other investments are generally accounted for using the cost method. Intercompany balances and transactions are eliminated.

Certain reclassifications have been made to conform the prior period consolidated financial statements to the current period presentation.

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

Collaborations and Other Arrangements

The company enters into collaborative agreements with third parties to develop and commercialize drug candidates. Collaborative activities may include joint research and development and commercialization of new products. AbbVie generally receives certain licensing rights under these arrangements. These collaborations often require upfront payments and may include additional milestone, research and development cost sharing, royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development and commercialization. Upfront payments associated with collaborative arrangements during the development stage are expensed to acquired in-process research and development (IPR&D). Subsequent payments made to the partner for the achievement of milestones during the development stage are expensed to R&D when the milestone is achieved. Milestone payments made to the partner subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the estimated useful life of the related asset. Royalties are expensed as cost of products sold when incurred.

Advertising

Costs associated with advertising are expensed as incurred and are included in SG&A in AbbVie's consolidated statements of earnings. Advertising expenses were $665 million, $626 million, and $506 million in 2014, 2013 and 2012, respectively.

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

Prior to separation, AbbVie employees participated in certain defined benefit pension and other post-employment plans sponsored by Abbott, which included participants of Abbott's other businesses. Such plans were accounted for as multiemployer plans in AbbVie's historical combined financial statements as of and for the year ended December 31, 2012. As a result, no asset or liability was recorded by AbbVie in the historical combined balance sheets to recognize the funded status of these plans. In 2013, subsequent to the separation from Abbott, AbbVie's portion of the defined benefit pension plans was separated from the Abbott defined benefit pension plans using a December 31, 2012 measurement date. As a result, the funded status for each plan is reflected in AbbVie's consolidated balance sheets as of December 31, 2014 and 2013. AbbVie is the sole sponsor for certain defined benefit pension and other post-employment plans. The funded status of these plans was recorded in AbbVie's combined balance sheet at December 31, 2012 and the consolidated balance sheets at December 31, 2014 and 2013.

Refer to Note 11 for information regarding AbbVie's pension and post-employment plans.

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

Cash and Equivalents

Cash and equivalents include time deposits, money market funds, and treasury securities with original maturities at the time of purchase of three months or less.

Investments

Short-term investments consist primarily of time deposits and held-to-maturity debt. Investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in accumulated other comprehensive loss in AbbVie's consolidated balance sheets. Investments in equity securities that are not traded on public stock exchanges and held-to-maturity debt securities are recorded at cost.

AbbVie reviews the carrying value of investments each quarter to determine whether an other than temporary decline in fair value exists. AbbVie considers factors affecting the investee, factors affecting the industry the investee operates in and general equity market trends. The company considers the length of time an investment's fair value has been below cost and the near-term prospects for recovery. When AbbVie determines that an other than temporary decline has occurred, the cost basis investment is written down with a charge to other income, net and the available-for-sale securities' unrealized loss is recognized as a charge to income and removed from accumulated other comprehensive loss (AOCI).

Accounts Receivable

Accounts receivable are stated at their net realizable value. The allowance against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Accounts receivable are written off after all reasonable means to collect the full amount (including litigation, where appropriate) have been exhausted. The allowance was $74 million at December 31, 2014 and $88 million at December 31, 2013.

Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Inventories, net, consist of the following:

as of December 31 (in millions)	2014	2013

Finished goods	$341	$485
Work-in-process	629	404
Materials	154	261

Inventories, net	$1,124	$1,150

Property and Equipment

as of December 31 (in millions)	2014	2013

Land	$48	$50
Buildings	1,228	1,263
Equipment	5,324	5,214
Construction in progress	505	382

Property and equipment, gross	7,105	6,909
Less accumulated depreciation	(4,620)	(4,611)

Property and equipment, net	$2,485	$2,298

Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful life for buildings ranges from 10 to 50 years and five to 20 years for equipment. Leasehold improvements are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $383 million, $388 million and $525 million, respectively. Equipment includes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use and is amortized over three to 10 years. Assets under capital leases included in property and equipment in the consolidated balance sheets are not material.

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

Business Combinations

Results of operations of acquired companies are included in AbbVie's results of operations beginning on the respective acquisition dates. Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the fair value consideration transferred over the estimated fair values of the net assets acquired is recognized as goodwill. Contingent consideration is recognized at the estimated fair value on the acquisition date, which is determined by utilizing a probability weighted discounted cash flow model. Subsequent changes to the fair value of contingent payments are recognized in other income, net in the consolidated statements of earnings. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

Goodwill and Intangible Assets

Intangible assets acquired in a business combination are recorded at fair value using a discounted cash flow model. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, and terminal values of market participants. Definite-lived intangibles are amortized over their estimated useful lives. AbbVie reviews the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. AbbVie first compares the projected undiscounted cash flows to be generated by the asset to its carrying value. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount, and a loss is recorded equal to the excess of the asset's net carrying value over its fair value. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest level for which cash flows are largely independent of the cash flows of other assets and liabilities.

Goodwill and indefinite-lived assets are not amortized but are subject to an impairment review annually and more frequently when indicators of impairment exist. An impairment of goodwill would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. Indefinite-lived intangible assets, which consist of capitalized IPR&D, would occur if the fair value of the IPR&D intangible asset is less than the carrying amount.

The company tests its goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the company concludes it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative impairment test is performed. AbbVie tests indefinite-lived intangible assets using a quantitative impairment test. For its quantitative impairment tests, the company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are consistent with the company's business plans and a market participant's views of a company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets, and potentially result in different impacts to the company's results of operations. Actual results may differ from the company's estimates.

Based upon the company's most recent annual impairment test performed in the third quarter of 2014, the company concluded goodwill was not impaired. In 2014, AbbVie recorded an impairment charge of $37 million related to certain on-market product rights in Japan due to increased generic competition. The charge was included in cost of products sold. In 2012, AbbVie recorded impairment charges of $13 million for certain projects under development. These charges were included in R&D expense. There were no impairment charges recorded in 2013.

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

Foreign Currency Translation

Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using period end exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in other comprehensive (loss) income. The net assets of subsidiaries in highly inflationary economies are remeasured as if the functional currency were the reporting currency. The remeasurement is recognized in earnings and is immaterial for all years presented.

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

For derivatives formally designated as hedges, the company assesses at inception and quarterly thereafter, whether the hedging derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. The changes in fair value of a derivative designated as a fair value hedge and of the hedged item attributable to the hedge risk are recognized in earnings immediately. Fair value hedges are used to hedge the interest rate risk associated with certain of the company's fixed-rate debt. The effective portions of changes in the fair value of a derivative designated as a cash flow hedge are reported in accumulated other comprehensive loss and are subsequently recognized in earnings consistent with the underlying hedged item. Cash flow hedges are used to manage exposures from changes in foreign currency exchange rates.

The derivatives that are not designated and do not qualify as hedges are adjusted to fair value through current earnings. If it is determined that a derivative is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. Gains or losses are immediately reclassified from accumulated other comprehensive loss to earnings relating to hedged forecasted transactions that are no longer probable of occurring. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the income or loss recognition of the underlying hedged items. Terminations of a fair value hedges result in fair value adjustments to the hedged items until the date of termination with the new bases being accreted to par value on the date of maturity.

Derivatives, including those that are not designated as a hedge, are principally classified in the operating section of the consolidated statements of cash flows, consistent with the underlying hedged item.

Refer to Note 10 for information regarding AbbVie's derivative and hedging activities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. AbbVie is currently assessing the impact of adopting this guidance to its consolidated financial statements.

Note 3  Supplemental Financial Information

Interest Expense, Net

years ended December 31 (in millions)	2014	2013	2012

Interest expense	$429	$299	$104
Interest and dividend income	(38)	(21)	(20)

Interest expense, net	$391	$278	$84

Interest expense, net in 2014 included $141 million of financing related fees incurred in connection with the terminated proposed combination with Shire.

Other Income, Net

Other income, net, includes income from the resolution of certain contractual agreements, fair value adjustments to contingent consideration, and impairments of equity securities. Other income, net in 2014 primarily consisted of income of $34 million from the resolution of a contractual agreement.

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2014	2013

Sales rebates	$1,384	$1,401
Accounts payable	881	933
Due to Abbott Laboratories	536	876
Dividends payable	791	643
Salaries, wages and commissions	623	621
Royalty license arrangements	821	443
Other	1,918	1,531

Accounts payable and accrued liabilities	$6,954	$6,448

Long-Term Liabilities

as of December 31 (in millions)	2014	2013

Deferred income taxes	$630	$570
Pension and other post-employment benefits	2,220	1,628
Other	990	1,337

Long-term liabilities	$3,840	$3,535

Note 4  Termination of Proposed Combination with Shire

On October 15, 2014, AbbVie's board of directors withdrew its previous recommendation to AbbVie stockholders in favor of a proposed combination with Shire plc, a company incorporated in Jersey (Shire), and recommended stockholders vote against the proposed combination. On October 20, 2014, AbbVie and Shire mutually agreed to terminate the proposed combination. During the year-ended December 31, 2014, the company incurred transaction and financing-related costs totaling $1.8 billion, of which $1.7 billion was recorded in SG&A expense and $141 million was recorded in interest expense. Included in SG&A expense was a break fee of $1.6 billion, which is tax deductible, paid by AbbVie to Shire in October 2014 as a result of the termination of the proposed combination. In addition, the company recorded $666 million of net foreign exchange losses primarily due to undesignated forward contracts that were entered into to hedge anticipated foreign currency cash outflows associated with the terminated proposed combination with Shire and the exit of certain foreign currency positions. The forward contracts were settled in 2014. AbbVie expects to record additional foreign exchange losses of $170 million in the first quarter of 2015 to reflect the completed liquidation of its remaining foreign currency positions. Refer to Note 10 for further information regarding these forward contracts and to Note 9 for further information regarding certain credit facilities entered into in anticipation of the proposed combination with Shire.

Note 5  Earnings Per Share

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

The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method. For the years ended December 31, 2014 and 2013, the two-class method was more dilutive. As such, the dilutive effect of outstanding RSUs and RSAs for the years ended December 31, 2014 and 2013 of approximately 4 million and 5 million, respectively, was excluded from the denominator for the calculation of diluted EPS. These awards otherwise would have been included in the calculation of EPS under the treasury stock method. Additionally, all earnings (distributed and undistributed) allocable to participating securities, including performance-based awards not otherwise included in the calculation of EPS under the treasury-stock method, were excluded from the numerator for the calculation of basic and diluted earnings per share under the two-class method. Earnings allocable to participating securities for the years ended December 31, 2014 and 2013 were approximately $9 million and $26 million, respectively.

For the years ended December 31, 2014 and 2013, approximately 0.4 million and 1 million common shares issuable under stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

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

Note 6  Acquisitions, Collaborations and Other Arrangements

In 2014, 2013 and 2012, cash outflows related to collaborations, the acquisition of product rights and other arrangements totaled $622 million, $405 million and $688 million, respectively. AbbVie recorded IPR&D charges of $352 million, $338 million and $288 million in 2014, 2013 and 2012, respectively. In 2014, AbbVie also recorded other expenses of $750 million related to a collaboration. Significant arrangements impacting 2014, 2013 and 2012, some of which require contingent milestone payments, are summarized below. In addition to the significant arrangements described below, AbbVie entered several other arrangements resulting in charges to IPR&D of $77 million in 2014 and $48 million in 2013 and upon the achievement of certain development, regulatory and commercial milestones, could make additional payments of up to $966 million and $894 million related to arrangements entered into in 2014 and 2013, respectively. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement.

Significant arrangements impacting 2014, 2013 and 2012, some of which require contingent milestone payments, include the following:

Calico Life Sciences LLC

In September 2014, AbbVie and Calico Life Sciences LLC (Calico) entered into a novel R&D collaboration agreement to discover, develop and commercialize new therapies for patients with age-related diseases, including neurodegeneration and cancer. In 2014, AbbVie recorded $750 million in other expense in the consolidated statement of operations related to its commitments under the agreement of which $250 million was paid in 2014 and $500 million was paid in early 2015. Calico will be responsible for research and early development during the first five years and continue to advance collaboration projects through Phase 2a for a ten year period. AbbVie will have the option to exclusively license collaboration compounds after completion of Phase 2a. AbbVie will support Calico in its early R&D efforts and, upon option exercise, would be responsible for all late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both companies post option exercise.

Infinity Pharmaceuticals, Inc.

In September 2014, AbbVie entered into a global collaboration agreement with Infinity Pharmaceuticals, Inc. (Infinity) to develop and commercialize duvelisib (IPI-145) for the treatment of patients with cancer. As part of the agreement, AbbVie made an initial upfront payment of $275 million, which was expensed to IPR&D in the third quarter of 2014. Upon the achievement of certain development, regulatory and commercial milestones, AbbVie could make additional payments of up to $530 million. In the United States, the companies will jointly commercialize duvelisib and will share equally in any potential profits. Outside the United States, AbbVie will be responsible for the commercialization of duvelisib, and Infinity is eligible to receive tiered double-digit royalties on net product sales.

Ablynx NV

In September 2013, AbbVie entered into a global collaboration agreement with Ablynx NV to develop and commercialize the anti-IL-6R Nanobody, ALX-0061, for the treatment of inflammatory diseases including rheumatoid arthritis and systemic lupus erythematosus, resulting in a charge to IPR&D of $175 million. Upon the achievement of certain development, regulatory and commercial milestones, AbbVie could make additional payments of up to $665 million, as well as royalties on net sales.

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

In February 2012, AbbVie recorded a charge to IPR&D of $150 million as a result of entering into a global collaboration with Galapagos to develop and commercialize a next-generation, oral Janus Kinase 1 (JAK1) inhibitor in Phase 2 development with the potential to treat multiple autoimmune diseases. Additional payments of approximately $1.3 billion could be required for the achievement of certain development, regulatory and commercial milestones under this agreement.

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

Note 7  Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill was $5.9 billion and $6.3 billion at December 31, 2014 and 2013, respectively. Changes in the goodwill balance in 2014 were primarily due to foreign currency translation. Changes in the goodwill balance in 2013 were attributable to foreign currency translation and goodwill additions of $25 million related to product rights acquired during the second quarter. As of December 31, 2014, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Intangible Assets, Net

The following table summarizes AbbVie's intangible assets:

	December 31, 2014			December 31, 2013
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Definite-lived intangible assets
Developed product rights	$4,546	$(3,706)	$840	$4,744	$(3,503)	$1,241
License agreements	1,097	(869)	228	994	(792)	202

Total definite-lived intangible assets	5,643	(4,575)	1,068	5,738	(4,295)	1,443
Indefinite-lived research and development	445	—	445	447	—	447

Total intangible assets	$6,088	$(4,575)	$1,513	$6,185	$(4,295)	$1,890

Intangible assets with finite useful lives are amortized over their estimated useful lives, which range between 3 to 16 years with an average of 13 years and 10 years for developed product rights and license agreements, respectively. Additions in 2014 are primarily related to the acquisition of $80 million of amortizable intangible assets under license agreements for on-market product rights in the United States with an average amortization period of 10 years.

Amortization expense for 2014, 2013 and 2012 was $403 million, $509 million and $625 million, respectively, and is included in cost of products sold in the consolidated statements of earnings. At December 31, 2014, the anticipated annual amortization expense for intangible assets recorded as of December 31, 2014 was $247 million in 2015, $164 million in 2016, $152 million in 2017, $145 million in 2018 and $107 million in 2019. In the third quarter of 2014, an impairment charge of $37 million was recorded related to certain on-market product rights in Japan due to increased generic competition. The charge was based on a discounted cash flow analysis and is included in cost of products sold.

The indefinite-lived intangible assets as of December 31, 2013 relate to IPR&D acquired in a business combination. In 2012, AbbVie recorded an impairment charge of $13 million for certain projects under development. The charge was based on a discounted cash flow analysis and was included in R&D expense. In 2014, no material impairment charges were recorded related to indefinite-lived intangible assets.

Note 8  Restructuring Plans

In 2014 and prior years, AbbVie management approved plans to realign its worldwide manufacturing operations and selected domestic and international commercial and R&D operations in order to reduce costs in conjunction with the loss and expected loss of exclusivity of certain products. Restructuring charges recorded in 2014 were $23 million and were primarily recorded in cost of products sold in the consolidated statements of earnings with the remainder recorded in SG&A. Included in the charges were cash costs of $16 million which primarily related to employee severance and contractual obligations.

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

The following summarizes the cash activity in the restructuring reserve for the years ended December 31, 2014 and 2013:

(in millions)

Accrued balance at December 31, 2011	$149
2012 restructuring charges	191
Payments and other adjustments	(107)

Accrued balance at December 31, 2012	233
2013 restructuring charges	76
Payments and other adjustments	(118)

Accrued balance at December 31, 2013	191
2014 restructuring charges	16
Payments and other adjustments	(85)

Accrued balance at December 31, 2014	$122

Payments and other adjustments for 2013 included a $23 million reversal of a previously recorded restructuring reserve due to the company's re-evaluation of a prior year decision to exit a manufacturing facility. In 2012, AbbVie recorded additional restructuring charges of $69 million, primarily for accelerated depreciation.

Note 9  Debt, Credit Facilities, and Commitments and Contingencies

The following is a summary of long-term debt as of December 31, 2014 and 2013:

(in millions)	Effective interest rate in 2014(a)	2014	Effective interest rate in 2013(a)	2013

Floating rate notes due 2015	1.09%	$500	1.14%	$500
1.2% notes due 2015	1.31%	3,500	1.31%	3,500
1.75% notes due 2017	1.86%	4,000	1.86%	4,000
2.0% notes due 2018	2.15%	1,000	2.15%	1,000
2.9% notes due 2022	2.97%	3,100	2.97%	3,100
4.4% notes due 2042	4.46%	2,600	4.46%	2,600
Other	—	115	—	98
Fair value hedges	—	(180)	—	(432)
Unamortized bond discounts	—	(49)	—	(56)

Total long-term debt and lease obligations		14,586		14,310
Current portion		4,021		18

Noncurrent portion		$10,565		$14,292

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

AbbVie may redeem all of the senior notes of each series, other than the floating notes due in 2015, at any time, and some of the senior notes of each series, other than the floating notes due in 2015, from time to time, at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium. AbbVie may not redeem the floating notes due in 2015 prior to maturity. At December 31, 2014, the company was in compliance with its senior note covenants.

Short-Term Borrowings

At December 31, 2014 and 2013, short-term borrowings included $416 million and $400 million, respectively, of commercial paper borrowings. The weighted-average interest rate on short-term borrowings was 0.2% and 0.2% for 2014 and 2013, respectively.

Prior to October 2014, AbbVie had a $2.0 billion unsecured five-year revolving credit facility agreement. In October 2014, AbbVie replaced its existing revolving credit facility with the $3.0 billion five-year revolving credit facility which also supports commercial paper borrowings. At December 31, 2014, AbbVie was in compliance with the financial covenants. No borrowings were outstanding under these facilities at December 31, 2014 and December 31, 2013.

Maturities of Long-Term Debt and Capital Lease Obligations

The following table summarizes AbbVie's future minimum lease payments under non-cancelable operating leases, debt maturities and future minimum lease payments for capital lease obligations as of December 31, 2014:

as of and for the years ended December 31 (in millions)	Operating leases	Debt maturities and capital leases

2015	$114	$4,021
2016	103	19
2017	92	4,018
2018	81	1,014
2019	74	6
Thereafter	98	5,737

Total obligations and commitments	562	14,815
Fair value hedges and unamortized bond discounts	n/a	(229)

Total debt and lease obligations	$562	$14,586

Lease expense was $115 million in 2014 and $107 million in 2013 and was not material for 2012. As part of the separation, AbbVie entered into agreements to lease certain facilities, including office, laboratory, and factory and warehouse space, under principally non-cancelable operating leases with Abbott. AbbVie's operating leases generally include renewal options and provide for the company to pay taxes, maintenance, insurance and other operating costs of the leased property. Capital lease obligations relate to automobiles and certain facilities. As of December 31, 2014, annual future minimum lease payments for capital lease obligations are not material.

Debt maturities and capital leases in 2015 include the $500 million floating notes due in 2015 and maturities of $3.5 billion of 1.2% senior notes.

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

Note 10  Financial Instruments and Fair Value Measures

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

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.4 billion and $1.5 billion at December 31, 2014 and December 31, 2013, respectively, are designated as cash flow hedges and are recorded at fair value. Accumulated gains and losses as of December 31, 2014 will be included in cost of products sold at the time the products are sold, generally not exceeding twelve months.

The company enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2014 and December 31, 2013, AbbVie held notional amounts of $6.8 billion and $5.3 billion, respectively, of such foreign currency forward exchange contracts.

In 2014, the company entered into undesignated forward contracts with a total notional amount of $16.9 billion to hedge anticipated foreign currency cash outflows associated with the terminated proposed combination with Shire. A large portion of these contracts original maturity is in the first quarter of 2015 but were net settled in the fourth quarter of 2014. In 2014, the company realized $490 million in net foreign exchange loss associated with the Shire-related forward contracts.

AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, totaling $8.0 billion at both December 31, 2014 and December 31, 2013. The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of AbbVie's derivative instruments as of December 31.

	Fair value—Derivatives in asset position			Fair value—Derivatives in liability position
(in millions)	2014	2013	Balance sheet caption	2014	2013	Balance sheet caption

Interest rate swaps designated as fair value hedges	$—	$—	n/a	$180	$432	Long-term liabilities
Foreign currency forward exchange contracts—
Hedging instruments	141	—	Prepaid expenses and other	—	61	Accounts payable and accrued liabilities
Others not designated as hedges	70	17	Prepaid expenses and other	63	12	Accounts payable and accrued liabilities

Total	$211	$17		$243	$505

While certain derivatives are subject to netting arrangements with the company's counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheets.

The following table summarizes the activity for derivative instruments and the amounts and location of income (expense) and gain (loss) reclassified into net earnings for the years ended December 31, 2014,

2013 and 2012, respectively. The amount of hedge ineffectiveness was not significant for the years ended December 31, 2014, 2013 and 2012.

	Gain (loss) recognized in other comprehensive (loss) income			(Expense) income and (loss) gain reclassified into income
(in millions)	2014	2013	2012	2014	2013	2012	Income statement caption

Foreign currency forward exchange contracts—
Designated as cash flow hedges	$193	$(77)	$(11)	$(79)	$—	$24	Cost of products sold
Not designated as hedges	n/a	n/a	n/a	(523)	81	(23)	Net foreign exchange (loss) gain
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	252	(351)	(81)	Interest expense (income), net

The gain/(loss) related to fair value hedges is recognized in net interest expense and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to net interest expense for years ended December 31, 2014 and 2013.

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

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2014:

		Basis of fair value measurement
(in millions)	Balance at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)

Assets
Cash and equivalents	$8,348	$1,214	$7,134	$—
Time deposits	9	—	9	—
Equity securities	13	13	—	—
Foreign currency contracts	211	—	211	—

Total assets	$8,581	$1,227	$7,354	$—

Liabilities
Interest rate hedges	$180	$—	$180	$—
Foreign currency contracts	63	—	63	—

Total liabilities	$243	$—	$243	$—

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2013:

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

The fair values for time deposits included in cash and equivalents and short-term investments are determined based on a discounted cash flow analysis reflecting quoted market rates for the same or similar instruments. The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. Available-for-sale equity securities consists of investments for which the fair value is determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company are valued using publicized spot curves for interest rate hedges and publicized forward curves for foreign currency contracts. The contingent consideration is valued using a discounted cash flow technique that reflects management's expectations about probability of payment.

Cumulative net unrealized holding gains on available-for-sale equity securities totaled $3 million and $2 million at December 31, 2014 and December 31, 2013, respectively.

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments:

(in millions)

Fair value as of December 31, 2012	$251
Payments	(131)
Additions	28
Change in fair value recognized in earnings	17

Fair value as of December 31, 2013	165
Payments	(164)
Other	—
Change in fair value recognized in earnings	(1)

Fair value as of December 31, 2014	$—

The contingent payments were primarily in connection with the acquisition of Solvay's U.S. pharmaceuticals business in 2010. The achievement of a certain sales milestone resulted in a payment of approximately

$137 million in 2014 and $131 million in 2013 for which a liability was previously established. Additions of $28 million related to the acquisition of product rights in 2013. The change in fair value recognized in earnings was recognized in net foreign exchange loss and other income, net in the consolidated statements of earnings.

In addition to the financial instruments that the company is required to recognize at fair value on the consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. The carrying values and fair values of certain financial instruments as of December 31, 2014 and 2013 are shown in the table below:

	Book values		Approximate fair values
(in millions)	2014	2013	2014	2013

Assets
Investments	$95	$108	$145	$129
Liabilities
Short-term borrowings	425	413	425	413
Current portion of long-term debt and lease obligations	4,021	18	4,033	18
Long-term debt and lease obligations, excluding fair value hedges	10,745	14,724	10,830	14,493

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2014.

		Basis of fair value measurement
(in millions)	Fair value at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments	$145	$68	$13	$64

Total assets	$145	$68	$13	$64

Liabilities
Short-term borrowings	$425	$—	$425	$—
Current portion of long-term debt and lease obligations	4,033	4,012	21	—
Long-term debt and lease obligations, excluding fair value hedges	10,830	10,737	93	—

Total liabilities	$15,288	$14,749	$539	$—

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2013.

		Basis of fair value measurement
(in millions)	Fair value at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments	$129	$39	$30	$60

Total assets	$129	$39	$30	$60

Liabilities
Short-term borrowings	$413	$—	$413	$—
Current portion of long-term debt and lease obligations	18	—	18	—
Long-term debt and lease obligations, excluding fair value hedges	14,493	14,413	80	—

Total liabilities	$14,924	$14,413	$511	$—

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

At December 31, 2014, AbbVie had approximately $240 million of net monetary assets denominated in the Venezuelan bolivar (converted at a rate of 6.3 VEF/USD) in its Venezuelan entity, which had net sales of $240 million in 2014. If AbbVie's net monetary assets denominated in the Venezuelan bolivar had been converted at a rate of 12 VEF/USD at December 31, 2014, it would have resulted in a devaluation loss of $114 million in 2014. The company cannot predict whether there will be further devaluations of the Venezuelan currency or whether the use of the official rate of 6.3 will continue to be supported by evolving facts and circumstances. If circumstances change such that the company concludes it would be appropriate to use a different rate, or if a devaluation of the official rate occurs, it could result in a significant change to AbbVie's results of operations.

Three U.S. wholesalers accounted for 49 percent and 38 percent of total net accounts receivable as of December 31, 2014 and December 31, 2013, respectively, and substantially all of AbbVie's sales in the

United States are to these three wholesalers. In addition, net governmental receivables outstanding in Greece, Portugal, Italy and Spain totaled $446 million at December 31, 2014 and $781 million at December 31, 2013.

HUMIRA is AbbVie's single largest product and accounted for approximately 63 percent, 57 percent and 50 percent of AbbVie's total net sales in 2014, 2013 and 2012, respectively.

Note 11  Post-Employment Benefits

AbbVie sponsors various pension and other post-employment benefit plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. In addition, AbbVie provides medical benefits, primarily to eligible U.S. retirees, through other post-retirement benefit plans. Net obligations for these plans have been reflected in the consolidated balance sheets as of December 31, 2014 and 2013.

Abbott Sponsored Plans

Prior to separation, AbbVie employees participated in certain U.S. and international defined benefit pension and other post-employment benefit (OPEB) plans sponsored by Abbott. These plans included participants of Abbott's other businesses and were accounted for as multiemployer benefit plans in AbbVie's combined financial statements as of and for the year ended December 31, 2012. As a result, no asset or liability was recorded by AbbVie in the historical combined balance sheets through December 31, 2012 to recognize the funded status of these plans. Effective January 1, 2013, in connection with the separation of AbbVie from Abbott, these plans were separated and AbbVie assumed net benefit plan obligations that were previously provided by Abbott. For Abbott-sponsored defined benefit and post-employment benefit plans, AbbVie recorded expenses of $200 million in 2012. Abbott made voluntary contributions to its defined benefit pension plans that AbbVie accounted for as multiemployer benefit plans totaling $310 million in 2012.

AbbVie Sponsored Plans

Prior to the separation, AbbVie employees participated in the Abbott Laboratories Annuity Retirement Plan, which was Abbott's principal domestic defined benefit pension plan. In connection with the separation, AbbVie established the AbbVie Pension Plan, which is AbbVie's principal domestic defined benefit pension plan, with substantially the same terms as the Abbott Laboratories Annuity Retirement Plan. AbbVie employees who were eligible to participate in the Abbott Laboratories Annuity Retirement Plan on December 31, 2012 automatically became eligible for the AbbVie Pension Plan. During the first quarter of 2013, the AbbVie Pension Plan assumed the obligations and related assets for its employees from the Abbott Laboratories Annuity Retirement Plan. AbbVie made voluntary contributions of $370 million and $145 million in 2014 and 2013, respectively, to this plan. AbbVie also made a voluntary contribution of $150 million to this plan subsequent to December 31, 2014.

The benefit plan information in the table below pertains to the global AbbVie-sponsored defined benefit pension and other post-employment plans.

	Defined benefit plans		Other post-employment plans
as of and for the years ended December 31 (in millions)	2014	2013	2014	2013

Projected benefit obligations
Beginning of period	$4,484	$1,669	$403	$231
Service cost	173	184	22	23
Interest cost	217	196	22	19
Employee contributions	1	1	—	—
Plan amendments	1	(1)	(13)	—
Assumption of plan liabilities	—	3,009	—	209
Removal of plans	—	—	—	(12)
Actuarial (gain) loss	1,108	(455)	111	(55)
Benefits paid	(163)	(146)	(8)	(12)
Other, primarily foreign currency translation loss	(140)	27	1	—

End of period	$5,681	$4,484	$538	$403

Fair value of plan assets
Beginning of period	$3,666	$898	$—	$—
Actual return on plan assets	282	491	—	—
Company contributions	430	198	8	12
Employee contributions	1	1	—	—
Assumption of plan assets	—	2,221	—	—
Benefits paid	(163)	(146)	(8)	(12)
Other, primarily foreign currency translation gain	(43)	3	—	—

End of period	$4,173	$3,666	$—	$—

Funded status at December 31	$(1,508)	$(818)	$(538)	$(403)

Amounts recognized in consolidated balance sheets
Other assets	$210	$442	$—	$—
Current liabilities	(26)	(27)	(10)	(8)
Long-term liabilities	(1,692)	(1,233)	(528)	(395)

Net liability at December 31	$(1,508)	$(818)	$(538)	$(403)

Actuarial losses, net	$2,216	$1,194	$181	$74
Prior service cost	19	22	(53)	(47)

AOCI at December 31	$2,235	$1,216	$128	$27

The projected benefit obligations (PBO) in the table above included $1.4 billion and $1.2 billion at December 31, 2014 and 2013, respectively, related to international defined benefit pension plans, a number of which generally are not funded in accordance with local regulations. Benefit payments under those plans are funded from company assets. The funded status at December 31, 2014 reflects that AbbVie considered the release of the new mortality tables and projection scales by the Society of Actuaries as an improvement of the estimate of future mortality and opted to change to the new tables in 2014.

For plans reflected in the table above, the accumulated benefit obligations (ABO) were $5.0 billion and $3.9 billion at December 31, 2014 and 2013, respectively. For those plans reflected in the table above in which the ABO exceeded plan assets at December 31, 2014, the ABO, PBO and aggregate plan assets were $2.9 billion, $3.5 billion and $1.8 billion, respectively.

Amounts Recognized in AOCI and OCI

The defined benefit pension and other post-employment plans' actuarial gains or losses and prior service costs or credits not yet recognized in net periodic benefit cost are recognized on a net-of-tax basis in AOCI and will be amortized to net periodic benefit cost in the future. The following is a summary of the pretax gains and losses included in OCI.

years ended December 31 (in millions)	2014	2013	2012

Defined benefit plans
Actuarial (gain) loss	$1,127	$(715)	$98
Prior service cost	1	15	9
Amortization of actuarial losses and prior service costs	(68)	(114)	(7)
Foreign exchange loss	(41)	2	5

Total pretax (gain) loss recognized in OCI	$1,019	$(812)	$105

Other post-employment plans
Actuarial (gain) loss	$111	$(42)	$69
Prior service cost	(13)	(53)	—
Amortization of actuarial losses and prior service costs	3	—	—

Total pretax (gain) loss recognized in OCI	$101	$(95)	$69

The pretax amount of actuarial (gain) loss and prior service cost included in AOCI at December 31, 2014 that is expected to be recognized in the net periodic benefit cost in 2015 is $114 million for defined benefit plans and $2 million for other post-employment plans.

Net Periodic Benefit Cost

years ended December 31 (in millions)	2014	2013	2012

Defined benefit plans
Service cost	$173	$184	$21
Interest cost	217	196	38
Expected return on plan assets	(302)	(259)	(29)
Amortization of actuarial losses and prior service costs	68	114	7

Net periodic pension benefit cost	$156	$235	$37

Other post-employment plans
Service cost	$22	$23	$—
Interest cost	22	19	—
Amortization of actuarial gain and prior service costs	(2)	(1)	—

Net periodic OPEB cost	$42	$41	$—

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	2014	2013

Defined benefit plans
Discount rate	3.9%	4.9%
Rate of compensation increases	4.4%	5.0%
Other post-employment plans
Discount rate	4.5%	5.3%
Rate of compensation increases	—	6.0%

The assumptions above, which were used in calculating the December 31, 2014 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2015.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	2014	2013	2012

Defined benefit plans
Discount rate	4.9%	4.3%	5.1%
Expected long-term rate of return on plan assets	7.9%	8.2%	8.5%
Expected rate of change in compensation	5.0%	5.0%	4.2%
Other post-employment plans
Discount rate	5.3%	4.5%	N/A

For 2014, for purposes of measuring post-retirement health care obligations as of the measurement date, the company assumed a 7.5% pre-65 (7.3% post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% in 2064 and remain at that level thereafter. For purposes of measuring post-retirement health care costs, the company assumed a 7.9% pre-65 (7.6% post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5% for 2051 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2014, a 1 percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage point
year ended December 31, 2014 (in millions)	Increase	Decrease

Service cost and interest cost	$9	$(7)
Projected benefit obligation	121	(92)

Defined Benefit Pension Plan Assets

		Basis of fair value measurement
(in millions)	Balance at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Equities
U.S. large cap(a)	$1,314	$588	$726	$—
U.S. mid cap(b)	267	67	200	—
International(c)	608	137	471	—
Fixed income securities
U.S. government securities(d)	216	—	216	—
Corporate debt instruments(e)	326	101	225	—
Government Securities International	425	201	224	—
Other	37	29	8	—
Absolute return funds(f)	848	3	371	474
Real assets	53	7	46	—
Other(g)	79	79	—	—

Fair value of plan assets	$4,173	$1,212	$2,487	$474

		Basis of fair value measurement
(in millions)	Balance at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Equities
U.S. large cap(a)	$1,197	$576	$621	$—
U.S. mid cap(b)	244	62	182	—
International(c)	614	225	389	—
Fixed income securities
U.S. government securities(d)	292	35	257	—
Corporate debt instruments(e)	212	57	155	—
Government Securities International	216	159	57	—
Other	52	45	7	—
Absolute return funds(f)	704	3	290	411
Real assets	70	8	62	—
Other(g)	65	62	3	—

Fair value of plan assets	$3,666	$1,232	$2,023	$411

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

(d)
Securities held by actively managed accounts, pooled index funds, and mutual funds.

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

The following table summarizes the change in the value of plan assets that are measured using significant unobservable inputs (Level 3):

(in millions)	2014	2013

Balance as of January 1	$411	$33
Actual return on plan assets on hand at year end	21	4
Assumption of level 3 assets	—	372
Purchases, sales and settlements, net	42	2

Balance as of December 31	$474	$411

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

Expected Pension and Other Post-Employment Payments

(in millions)	Defined benefit plans	Other post-employment plans

2015	$161	$10
2016	170	12
2017	180	14
2018	192	15
2019	204	17
2020 to 2024	1,239	115

The above table reflects total benefit payments expected to be paid to participants, which includes payments funded from company assets as well as paid from the plans.

Other

Prior to the separation, AbbVie employees also participated in the Abbott Laboratories Stock Retirement Plan, which was Abbott's principal defined contribution plan. AbbVie recorded expense of $67 million in 2012 related to this plan. In connection with the separation, AbbVie established the AbbVie Savings Plan, which is AbbVie's principal defined contribution plan, with substantially the same terms as the Abbott Laboratories Stock Retirement Plan. AbbVie employees who were eligible to participate in the Abbott Laboratories Stock Retirement Plan on December 31, 2012 automatically became eligible for the AbbVie Savings Plan. AbbVie recorded expense of $67 million in 2014 and $62 million in 2013 related to this plan.

AbbVie provides certain other post-employment benefits, primarily salary continuation plans, to qualifying employees and accrues for the related cost over the service lives of the employees.

Note 12  Equity

Stock-Based Compensation

Stock-based compensation expense was $241 million, $212 million and $187 million in 2014, 2013 and 2012, respectively, and is principally classified in SG&A for all periods presented with the remainder classified in R&D and cost of products sold. The related tax benefit recognized was $73 million, $68 million and $56 million in 2014, 2013 and 2012, respectively. Stock-based compensation expense for 2012 was allocated to AbbVie based on the portion of Abbott's incentive stock program in which AbbVie employees participated.

Compensation expense for stock-based awards is measured based on the fair value of the awards, as of the date the stock-based awards are granted and adjusted to the estimated number of awards that are expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Compensation cost for stock-based awards is amortized over their service period, which could be shorter than the vesting period if an employee is retirement eligible, with a charge to compensation expense. For stock-based awards granted to retirement-eligible employees, compensation expense is recognized immediately at the grant date because the employee is able to retain the award without continuing to provide service.

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

In connection with the separation, outstanding Abbott employee stock options, RSAs and RSUs previously issued under Abbott's incentive stock program were adjusted and converted into new Abbott and AbbVie stock-based awards using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the separation. Upon the separation on January 1, 2013, holders of Abbott stock options, RSAs and RSUs generally received one AbbVie stock-based award for each Abbott stock-based award outstanding. These adjusted awards retained the vesting schedule and expiration date of the original awards. No AbbVie awards have been granted to Abbott employees other than in connection with the separation.

In 2014 and 2013, realized excess tax benefits associated with stock-based compensation totaled $56 million and $38 million, respectively, and were presented in the consolidated statements of cash flows as an outflow within the operating section and an inflow within the financing section.

Stock Options

The exercise price for options granted is at least equal to 100 percent of the market value on the date of grant. Stock options typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period.

The fair value of stock options is determined using the Black-Scholes model. The weighted-average grant-date fair values of the stock options granted were $9.83, $6.87, and $6.80 for 2014, 2013 and 2012, respectively. Stock-based compensation expense attributable to options during each of the years presented was not material.

The following table summarizes AbbVie stock option activity for both AbbVie and Abbott employees for the year ended December 31, 2014:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- Average remaining life (in years)	Aggregate intrinsic value

Outstanding at December 31, 2013	35,994	$27.48	3.6	$912
Granted	1,134	51.53
Exercised	(8,765)	27.18
Lapsed	(83)	25.97

Outstanding at December 31, 2014	28,280	$28.53	3.3	$1,044

Exercisable at December 31, 2014	25,497	$27.20	2.8	$975

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company's closing stock price on the last day of trading for the year ended December 31, 2014. The total intrinsic value of options exercised in 2014 and 2013 was $253 million and $229 million, respectively. For options issued under Abbott's incentive stock programs to AbbVie employees prior to the separation, the total intrinsic value of options exercises in 2012 was $170 million. The total fair value of options vested during 2014 was $8 million.

The excess tax benefit realized from option exercises totaled $46 million for 2014. As of December 31, 2014, $4 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs & RSUs

RSAs generally vest over three or five years. For RSAs that vest over five years, no more than one-third of the award vests in any one year. RSUs vest over three years and, upon vesting, the recipient receives one share of common stock for each vested RSU. In addition, AbbVie grants selected executives and other key employees performance-based RSAs and RSUs with vesting contingent upon meeting various company-wide performance goals, including AbbVie achieving a minimum return on equity. The fair value of RSAs and RSUs (including performance-based awards) is determined based on the number of shares granted and the quoted price of the common stock on the date of grant. AbbVie assumes that the performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

The following table summarizes AbbVie RSA and RSU activity (including performance-based awards) for both AbbVie and Abbott employees for the year ended December 31, 2014:

(share units in thousands)	Share units	Weighted-average grant date fair value

Outstanding at December 31, 2013	14,910	$32.07
Granted	5,112	51.55
Vested	(6,638)	29.43
Lapsed	(569)	38.48

Outstanding at December 31, 2014	12,815	$40.98

The fair market value of RSAs and RSUs vested in 2014 and 2013 was $338 million and $285 million, respectively. For RSAs and RSUs issued under Abbott's incentive stock programs prior to the separation, the fair market value of RSAs and RSUs vested in 2012 was $123 million. The weighted-average grant-date fair value per share of RSAs and RSUs granted in 2012 was $56.07. Such amounts have not been adjusted to reflect the separation from Abbott.

As of December 31, 2014, $192 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

Cash Dividends

On December 12, 2013, the board of directors declared a quarterly cash dividend of $0.40 per share of common stock for stockholders of record on January 15, 2014, which was paid on February 14, 2014. Additionally, the quarterly cash dividend declared by the board of directors on February 20, 2014 of $0.42 per share, which represented an increase of 5 percent over the previous quarterly rate of $0.40 per share was paid on May 15. On June 18 and September 19, 2014, the board of directors declared quarterly cash dividends of $0.42 per share which were paid on August 15 and November 17, 2014, respectively. Additionally, on October 20, 2014, the board of directors declared an increase in the company's quarterly cash dividend from $0.42 per share to $0.49 per share of common stock, for stockholders of record on January 15, 2015, which was paid on February 13, 2015.

Stock Repurchase Program

On February 15, 2013, AbbVie's board of directors authorized a $1.5 billion stock repurchase program. On October 20, 2014, AbbVie's board of directors authorized a new $5.0 billion stock repurchase program, which was effective immediately and supersedes the previous authorization, and is expected to be executed over the next several years. The stock repurchase authorization permits purchases of AbbVie shares from time to time in open market or private transactions at management's discretion depending on the company's cash flows, net debt level and market conditions. The plan has no time limit and can be discontinued at any time.

During 2014 and 2013, AbbVie repurchased approximately 9 million shares and 4 million shares for $550 million and $223 million, respectively, in the open market. Shares repurchased under this program are recorded at acquisition cost, including related expenses, and are available for general corporate purposes. AbbVie's remaining share repurchase authorization was $4.7 billion as of December 31, 2014.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in balances of each component of AOCI, net of tax for the years ended December 31, 2013 and 2014:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains (losses) on marketable equity securities	Hedging activities	Total

Balance as of December 31, 2011	$8	$(65)	$26	$6	$(25)
Other comprehensive income before reclassifications	173	(157)	(25)	(9)	$(18)
Amounts reclassified from accumulated other comprehensive income	—	7	—	(18)	$(11)

Net current-period other comprehensive income	173	(150)	(25)	(27)	$(29)

Separation-related adjustments	—	(296)	—	—	$(296)

Balance as of December 31, 2012	$181	$(511)	$1	$(21)	$(350)

Other comprehensive income before reclassifications	48	519	1	(77)	$491
Amounts reclassified from accumulated other comprehensive income	—	79	—	—	$79

Net current-period other comprehensive income	48	598	1	(77)	$570

Separation-related adjustments	241	(914)	—	11	$(662)

Balance as of December 31, 2013	$470	$(827)	$2	$(87)	$(442)

Other comprehensive income before reclassifications	(1,073)	(827)	1	187	$(1,712)
Amounts reclassified from accumulated other comprehensive income	—	46	—	77	$123

Net current-period other comprehensive (loss) income	(1,073)	(781)	1	264	$(1,589)

Balance as of December 31, 2014	$(603)	$(1,608)	$3	$177	$(2,031)

Other comprehensive loss in 2014 includes foreign currency translation adjustments totaling a loss of $1.1 billion, which was principally driven by (i) the impact of the substantial weakening of the Euro in 2014 on the translation of the company's Euro-denominated assets, and (ii) the weakening of foreign currencies in combination with an increased concentration of cash denominated in the foreign currencies accumulated in anticipation of the terminated proposed combination with Shire plc.

The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2014 and 2013:

years ended December 31 (in millions)	2014	2013

Pension and post-employee benefits
Amortization of actuarial losses and other	$66	$114
Less tax expense	(20)	(35)

Total reclassification, net of tax	$46	$79

Hedging activities
Gains (losses) on designated cash flow hedges	$(79)	$—
Less tax expense	2	—

Total reclassification, net of tax	$(77)	$—

Other

In addition to common stock, AbbVie's authorized capital includes 200 million shares of preferred stock, par value $0.01. As of December 31, 2014, no shares of preferred stock were issued or outstanding.

Note 13  Income Taxes

Earnings Before Income Taxes

years ended December 31 (in millions)	2014	2013	2012

Domestic	$(3,245)	$(581)	$625
Foreign	5,614	5,913	5,100

Total earnings before income taxes	$2,369	$5,332	$5,725

The increase in the domestic loss before income taxes for the year ended December 31, 2014 was driven by transaction and financing-related costs associated with the terminated proposed combination with Shire. Refer to Note 4 for further information.

Income Taxes

years ended December 31 (in millions)	2014	2013	2012

Current
Domestic	$634	$226	$94
Foreign	341	354	252

Total current taxes	$975	$580	$346

Deferred
Domestic	$(301)	$678	$89
Foreign	(79)	(54)	15

Total deferred taxes	(380)	624	104

Total income taxes	$595	$1,204	$450

Effective Tax Rate Reconciliation

years ended December 31	2014	2013	2012

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	—	0.3	0.1
Effect of foreign operations	(11.3)	(11.5)	(23.5)
U.S. tax credits	(8.9)	(2.7)	(1.5)
Branded prescription drug fee	3.7	0.4	0.3
Valuation allowances	3.6	0.1	—
Resolution of uncertain tax positions	—	—	(3.4)
Non-deductible litigation loss	—	—	0.6
All other, net	3.0	1.0	0.3

Effective tax rate	25.1%	22.6%	7.9%

The effective tax rate fluctuates year to year due to the allocation of the company's taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including acquisitions and collaborations. The effective tax rate in 2014, 2013 and 2012 differs from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, and business development activities together with the cost of repatriation decisions. The effective tax rate for these periods also reflects the benefit from U.S. tax credits principally related to research and development credits, the orphan drug tax credit and Puerto Rico excise tax credits. The research and development credit for 2014 was due to legislation enacted in the fourth quarter that extended the credit to December 31, 2014.

The increase in the effective tax rate in 2014 was principally driven by additional expenses of $129 million related to the Branded Prescription Drug Fee, which is non-deductible, and state tax valuation allowances of $129 million as further discussed in the "Deferred Tax Assets and Liabilities" section following. On July 28, 2014, the Internal Revenue Service issued final rules and regulations for the Branded Prescription Drug Fee, an annual non-tax-deductible fee payable to the federal government under the Affordable Care Act based on an allocation of a company's market share for branded prescription drugs sold to certain government programs in the prior year. The final rules accelerated the expense recognition criteria for the fee obligation from the year in which the fee is paid, to the year in which the market share used to allocate the fee is determined. This change required AbbVie and other industry participants to recognize an additional year of expense in 2014.

The effective income tax rate in 2014 and 2013 reflects income tax expenses relating to current earnings outside the United States that are not deemed indefinitely reinvested. In 2012, the effective income tax rate includes the recognition of tax benefits totaling approximately $195 million as a result of favorable resolutions of various tax positions pertaining to prior years.

Puerto Rico enacted legislation that assesses an excise tax beginning in 2011 on certain products manufactured in Puerto Rico. The tax is levied on gross inventory purchases from entities in Puerto Rico and is included in cost of products sold in the consolidated statements of earnings. The majority of the tax is creditable for U.S. income tax purposes.

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2014	2013

Deferred tax assets
Compensation and employee benefits	$627	$279
Accruals and reserves	376	252
Chargebacks and rebates	297	333
Deferred revenue	382	348
Depreciation	53	64
State income taxes	62	67
Other	230	122
Net operating losses and other credit carryforwards	125	115

Total deferred tax assets	2,152	1,580
Valuation allowances	(172)	(43)

Total net deferred tax assets	$1,980	$1,537

Deferred tax liabilities
Excess of book basis over tax basis of intangible assets	$(331)	$(508)
Repatriation of foreign earnings	(326)	(606)

Total deferred tax liabilities	$(657)	$(1,114)

Net deferred tax asset	$1,323	$423

Gross federal net operating loss carryforwards as of December 31, 2014 were $19 million and are available for use through 2030. Gross state net operating loss and tax credit carryforwards as of December 31, 2014 were $1.1 billion and $91 million, respectively. The state tax carryforwards expire in periods between 2017 and 2034. As of December 31, 2014, foreign net operating loss carryforwards were $113 million. The majority of the foreign loss carryforwards do not have an expiration period.

As of December 31, 2014 and 2013, the company had valuation allowances of $172 million and $43 million, respectively, principally related to state net operating losses and credit carryforwards that are not expected to be realized.

Deferred income taxes have not been provided on approximately $23 billion of the undistributed earnings of foreign subsidiaries as these earnings have been indefinitely reinvested for continued use in foreign operations. Due to the complexities in tax laws and assumptions that would have to be made, it is not practicable to estimate the amount of income taxes that would be due if these earnings were distributed.

Unrecognized Tax Benefits

years ended December 31 (in millions)	2014	2013	2012

Balance as of January 1	$247	$1,140	$1,039
Increase due to current year tax positions	115	195	370
Increase due to prior year tax positions	67	—	1
Decrease due to prior year tax positions	(6)	—	(220)
Settlements	—	—	(50)
Lapse of statutes of limitations	(2)	—	—
Separation-related adjustments	—	(1,088)	—

Balance as of December 31	$421	$247	$1,140

AbbVie and Abbott entered into a tax sharing agreement, effective on the date of separation, which provides that Abbott is liable for and has indemnified AbbVie against all income tax liabilities for periods prior to the separation.

The table above reflects the 2013 reduction of $1.1 billion relating to tax periods prior to the separation for which Abbott is the primary obligor. However, under U.S. Treasury Regulations, each member of a consolidated group is severally liable for the U.S. federal income tax liability of each other member of the consolidated group. Accordingly, with respect to periods in which AbbVie was included in Abbott's consolidated group, AbbVie could be liable to the U.S. government for any U.S. federal income tax liability incurred by the consolidated group, to the extent not discharged by any other member. However, if any such liability were imposed, AbbVie would be entitled to be indemnified by Abbott pursuant to the tax sharing agreement.

AbbVie will be responsible for unrecognized tax benefits and related interest and penalties for periods after separation or in instances where an existing entity was transferred to AbbVie upon separation. As a result, AbbVie has continued to account for these tax uncertainties. To the extent that these obligations relate to periods prior to the separation, a reimbursement receivable of approximately $41 million has been recorded within other assets at December 31, 2014.

If recognized, the net amount of potential tax benefits that would impact the company's effective tax rate is $389 million and $218 million in 2014 and 2013, respectively. The company is routinely audited by the tax authorities in significant jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitation, the company's gross unrecognized tax benefits balance may change within the next twelve months up to $31 million. All significant federal, state, local, and international matters have been concluded for years through 2005. The company believes adequate provision has been made for all income tax uncertainties.

AbbVie recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The amounts expensed and the liabilities accrued are immaterial as of and for the years ended December 31, 2014, 2013, and 2012. Uncertain tax positions are generally included as a long-term liability on the consolidated balance sheets.

Note 14  Legal Proceedings and Contingencies

Subject to certain exceptions specified in the separation agreement, AbbVie assumed the liability for, and control of, all pending and threatened legal matters related to its business, including liabilities for any claims or legal proceedings related to products that had been part of its business but were discontinued prior to the distribution, as well as assumed or retained liabilities, and will indemnify Abbott for any liability arising out of or resulting from such assumed legal matters. AbbVie is involved in various claims, legal proceedings and investigations, including those described below. The recorded accrual balance for litigation at December 31, 2014 was not significant. Within the next year, other legal proceedings may occur that may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all other proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie's consolidated financial position, cash flows, or results of operations.

Several pending lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others were consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi-District Litigation Rules as In re AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission (FTC), generally allege Solvay's 2006 patent litigation involving AndroGel was sham litigation and the patent litigation settlement agreement and related agreements with three generic companies violate federal and state antitrust laws and state consumer protection and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. MDL 2084 includes: (a) three individual plaintiff lawsuits; (b) seven purported class actions; and (c) Federal Trade Commission v. Watson Pharmaceuticals, Inc. et al., filed in May 2009 in the United States District Court for the Northern District of Georgia. Following the district court's dismissal of all plaintiffs' claims, appellate proceedings led to the reinstatement of the claims regarding the patent litigation settlement, which are proceeding in discovery in the district court.

In September 2014, the Federal Trade Commission (FTC) filed suit in the United States District Court for the Eastern District of Pennsylvania against AbbVie and others, alleging that 2011 patent litigation with two generic companies regarding AndroGel was sham litigation and the patent litigation settlement with one of those generic companies violates federal antitrust laws. The FTC's complaint seeks monetary damages and injunctive relief.

In August 2013, a putative class action lawsuit, Sidney Hillman Health Center of Rochester, et al. v. AbbVie Inc., et al., was filed against AbbVie in the United States District Court for the Northern District of Illinois by three healthcare benefit providers alleging violations of federal RICO statutes and state deceptive business practice and unjust enrichment laws in connection with reimbursements for certain uses of Depakote from 1998 to 2012. Plaintiffs seek monetary damages and/or equitable relief and attorneys' fees. On August 14, 2014, the district court dismissed all of the plaintiffs' claims with prejudice. Plaintiffs have appealed the district court's decision to the United States Court of Appeals for the Seventh Circuit, where the matter is currently pending.

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

AbbVie is seeking to enforce its patent rights relating to testosterone gel (a drug AbbVie sells under the trademark AndroGel® 1.62%). In a case filed in the United States District Court for the District of Delaware in February 2013, AbbVie alleges that Perrigo Company's and Perrigo Israel Pharmaceutical Ltd.'s proposed generic product infringes AbbVie patents and seeks declaratory and injunctive relief. In a second case filed in the United States District Court for the District of Delaware in March 2013, AbbVie alleges that Watson Laboratories Inc.'s and Actavis Inc.'s proposed generic product infringes AbbVie's patents and seeks declaratory and injunctive relief. In November 2014, AbbVie, Watson and Actavis entered into a confidential settlement and license agreement. The litigation was dismissed by stipulation of the parties.

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

AbbVie is seeking to enforce its patent rights relating to ritonavir tablets (a drug AbbVie sells under the trademark Norvir®). In a case pending in the United States District Court for the Southern District of Ohio since April 2012, AbbVie alleges that Roxane Laboratories, Inc.'s (Roxane) proposed generic product infringes AbbVie's patents and seeks declaratory and injunctive relief. In another case filed in the United States District Court for the Southern District of Ohio in July 2013, AbbVie alleges that Roxane's proposed generic ritonavir product infringes additional AbbVie patents and seeks declaratory and injunctive relief on these additional patents. In September 2014, AbbVie and Roxane entered into a settlement and license agreement, the date of which license is confidential. The parties entered into a stipulation to dismiss the Ohio litigation. In a separate case filed in the United States District Court for the District of Delaware in May 2013, AbbVie alleges that Hetero USA Inc.'s and Hetero Labs Limited's proposed generic ritonavir tablets product infringes AbbVie's patents and seeks declaratory and injunctive relief. In November 2014, AbbVie and Hetero entered into a confidential settlement and license agreement and the litigation was dismissed by stipulation of the parties. In a separate case filed in the United States District Court for the District of Delaware in July 2014, AbbVie alleges that Aurobindo Pharma Limited and Aurobindo Pharma USA Inc.'s proposed generic ritonavir tablets product infringes AbbVie's patents and seeks declaratory and injunctive relief. In December 2014, AbbVie and Aurobindo entered into a confidential settlement and license agreement and the litigation was dismissed by stipulation of the parties. In a separate case filed in the United States District Court for the District of Delaware in October 2014, AbbVie alleges that Mylan Pharmaceutical Inc.'s proposed generic ritonavir tablets product infringes AbbVie's patents and seeks declaratory and injunctive relief.

AbbVie is seeking to enforce certain patent rights that cover the use of fully human anti-TNF alpha antibodies with methotrexate to treat rheumatoid arthritis. In a case filed in the United States District Court for the District of Massachusetts in May 2009, AbbVie alleges Centocor Ortho Biotech, Inc.'s (now Janssen Biotech, Inc.'s) product Simponi® infringes AbbVie's patents and seeks damages and injunctive relief. In December 2014, the parties entered into a settlement and license agreement, the terms of which are confidential. The litigation was dismissed with prejudice.

In November 2014, five individuals filed a putative class action lawsuit on behalf of purchasers and sellers of certain Shire plc securities between June 20 and October 14, 2014, against AbbVie and its chief executive officer in the United States District Court for the Northern District of Illinois alleging that the defendants made and/or are responsible for material misstatements in violation of federal securities laws in connection with AbbVie's proposed transaction with Shire. The complaint seeks unspecified monetary damages and injunctive relief.

In November 2014, a putative class action lawsuit, Medical Mutual of Ohio v. AbbVie Inc., et al., was filed against several manufacturers of testosterone replacement therapies ("TRTs"), including AbbVie, in the United States District Court for the Northern District of Illinois on behalf of all insurance companies, health benefit providers, and other third-party payors who paid for TRTs, including AndroGel. The claims asserted include violations of the federal Racketeer Influenced and Corrupt Organizations Act and state consumer fraud and deceptive trade practices laws. The complaint seeks unspecified monetary and injunctive relief.

In December 2014, a shareholder derivative lawsuit, Plumbers & Steamfitters Local 60 Pension Plans v. J.P. Morgan Securities LLC, et al., was filed in Delaware Chancery Court, alleging that AbbVie's directors breached their fiduciary duties in connection with the Shire transaction approval and termination. The lawsuit seeks unspecified compensatory damages for AbbVie, among other relief.

Note 15  Segment and Geographic Area Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie's U.S. sales are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. Worldwide net sales of key products were as follows:

years ended December 31 (in millions)	2014	2013	2012

HUMIRA	$12,543	$10,659	$9,265
AndroGel	934	1,035	1,152
Kaletra	870	962	1,013
Synagis	835	827	825
Lupron	778	785	800
Synthroid	709	622	551
Sevoflurane	550	568	602
Creon	516	412	353
Dyslipidemia products	328	1,076	2,145
Duodopa	220	178	149
VIEKIRA	48	—	—
All other	1,629	1,666	1,525

Net sales	$19,960	$18,790	$18,380

Net sales to external customers, based on the country that sold the product, were as follows:

years ended December 31 (in millions)	2014	2013	2012

United States	$10,845	$10,181	$10,435
Germany	1,035	911	756
The Netherlands	969	858	776
United Kingdom	722	606	552
France	584	540	500
Japan	581	625	718
Canada	551	538	500
Spain	534	543	525
Brazil	435	439	434
Italy	432	404	408
All other countries	3,272	3,145	2,776

Net sales	$19,960	$18,790	$18,380

Long-lived assets include net property and equipment of $2.5 billion and $2.3 billion as of December 31, 2014 and 2013, of which $1.8 billion and $1.6 billion, respectively, was located in the United States and Puerto Rico and $551 million and $591 million, respectively, was located in Europe.

Note 16  Quarterly Financial Data (unaudited)

(in millions except per share data)		2014	2013

First Quarter
Net sales		$4,563	$4,329
Gross margin		3,463	3,176
Net earnings		980	968
Basic earnings per share		0.61	0.61
Diluted earnings per share		0.61	0.60
Cash dividends declared per common share		0.42	0.80	(a)
Second Quarter
Net sales		$4,926	$4,692
Gross margin		3,813	3,638
Net earnings		1,098	1,068
Basic earnings per share		0.69	0.67
Diluted earnings per share		0.68	0.66
Cash dividends declared per common share		0.42	0.40
Third Quarter
Net sales		$5,019	$4,658
Gross margin		3,925	3,566
Net earnings		506	964
Basic earnings per share		0.32	0.60
Diluted earnings per share		0.31	0.60
Cash dividends declared per common share		0.42	0.40
Fourth Quarter
Net sales		$5,452	$5,111
Gross margin		4,333	3,829
Net (loss) earnings	(b)	(810)	1,128
Basic (loss) earnings per share	(c)	(0.51)	0.70
Diluted (loss) earnings per share	(c)	(0.51)	0.70
Cash dividends declared per common share		0.49	0.40

(a)
On January 4, 2013, a cash dividend of $0.40 per share of common stock was declared from pre-separation earnings and was recorded as a reduction of additional paid-in capital. Refer to Note 12 for additional information regarding cash dividends declared in 2013.

(b)
Results for the fourth quarter of 2014 include transaction and financing-related and other costs incurred in connection with the terminated proposed combination with Shire, a $750 million after-tax charge related to a research and development collaboration agreement with Calico, and a $173 million after-tax charge as a result of entering into a global collaboration with Infinity. Refer to Notes 4 and 6 for further information relating to the termination of the proposed combination with Shire and the collaborations with Calico and Infinity, respectively.

(c)
Basic loss per share for the fourth quarter of 2014 was calculated under the treasury-stock method as it was more dilutive. Approximately 36 million common shares were excluded from the computation of diluted (loss) per share assuming dilution because the effect would have been anti-dilutive.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AbbVie Inc.

        We have audited the accompanying consolidated balance sheet of AbbVie Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AbbVie Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 20, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AbbVie Inc.:

        We have audited the accompanying combined statements of earnings, comprehensive income, equity and cash flows of AbbVie Inc. and subsidiaries (the "Company") for the year ended December 31, 2012. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, such combined financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting.    Management's report on internal control over financial reporting is included on page 103 hereof. The report of AbbVie's independent registered public accounting firm related to its assessment of the effectiveness of internal control over financial reporting is included on page 104 hereof.

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

        There were no other changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended December 31, 2014.

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

        Management assessed the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management concluded that AbbVie maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        The effectiveness of AbbVie's internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 104 hereof, which expresses an unqualified opinion on the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2014.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AbbVie Inc.

        We have audited AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AbbVie Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, AbbVie Inc. and subsidiaries' maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for the years then ended, and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 20, 2015

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Information Concerning Director Nominees," "The Board of Directors and its Committees—Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2015 AbbVie Inc. Proxy Statement. The 2015 Proxy Statement will be filed on or about March 20, 2015. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 27 and 28 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2015 Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2015 Proxy Statement will be filed on or about March 20, 2015.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Equity Compensation Plan Information.

        The following table presents information as of December 31, 2014 about AbbVie's equity compensation plans under which AbbVie common stock has been authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	39,352,086	$28.53	91,010,677
Equity compensation plans not approved by security holders	—	—	—

Total	39,352,086	$28.53	91,010,677

(1)
Includes 28,203,371 shares issuable under AbbVie's Incentive Stock Program pursuant to awards granted by Abbott and adjusted into AbbVie awards in connection with AbbVie's separation from Abbott.

(2)
The weighted-average exercise price does not include outstanding restricted stock units and restricted stock awards that have no exercise price.
(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Securities Ownership—Securities Ownership of Executive Officers and Directors" in the 2015 Proxy Statement. The 2015 Proxy Statement will be filed on or about March 20, 2015.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2015 Proxy Statement under the headings "The Board of Directors and its Committees," "Corporate Governance Materials," and "Procedures for Approval of Related Person Transactions" is incorporated herein by reference. The 2015 Proxy Statement will be filed on or about March 20, 2015.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The material to be included in the 2015 Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" is incorporated herein by reference. The 2015 Proxy Statement will be filed on or about March 20, 2015.

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

(3)
Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 109 through 111 of this Form 10-K.

(b)
Exhibits filed (see Exhibit Index on pages 109 through 111).

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
Date: February 20, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbbVie Inc. on February 20, 2015 in the capacities indicated below.

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

 EXHIBIT INDEX
ABBVIE INC.
ANNUAL REPORT
FORM 10-K
2014

        Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed" under the Securities Exchange Act of 1934.

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
10.29
*Form of AbbVie Inc. Non-Qualified Replacement Stock Option Agreement (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.30
*Revolving Credit Agreement, dated as of August 18, 2014, among AbbVie, New AbbVie, Foreign HoldCo, JPMorgan Chase Bank, N.A. and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 21, 2014).
12	Ratio of Earnings to Fixed Charges
21	Subsidiaries of AbbVie Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements and notes from the AbbVie Inc. Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 20, 2015, formatted in XBRL: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.
The AbbVie Inc. 2015 Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 20, 2015.

*
Incorporated herein by reference. Commission file number 001-35565.

**
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

        AbbVie will furnish copies of any of the above exhibits to a stockholder upon written request to the Secretary, AbbVie Inc., 1 North Waukegan Road, North Chicago, Illinois 60064.