Form 10-Q
period 2015-03-31
AbbVie Inc.
filed 2015-05-08
CIK 1551152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015, AbbVie Inc. had 1,593,076,097 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I.              FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2015	2014
Net sales	$5,040	$4,563

Cost of products sold	942	1,100
Selling, general and administrative	1,473	1,340
Research and development	811	772
Acquired in-process research and development	127	—
Total operating costs and expenses	3,353	3,212
Operating earnings	1,687	1,351

Interest expense, net	126	65
Net foreign exchange loss	164	3
Other expense (income), net	1	(3)
Earnings before income tax expense	1,396	1,286
Income tax expense	374	306
Net earnings	$1,022	$980

Per share data
Basic earnings per share	$0.64	$0.61
Diluted earnings per share	$0.63	$0.61
Cash dividends declared per common share	$0.51	$0.42

Weighted-average basic shares outstanding	1,595	1,595
Weighted-average diluted shares outstanding	1,608	1,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2015	2014
Net earnings	$1,022	$980

Foreign currency translation adjustments, net of tax benefit of $(129) and $(3) for the three months ended March 31, 2015 and 2014, respectively	(549)	(29)

Pension and post-employment benefits, net of tax expense of $10 and $4 for the three months ended March 31, 2015 and 2014, respectively	55	12

Unrealized gains on marketable equity securities, net of tax expense of $— for the three months ended March 31, 2015	1	—

Hedging activities, net of tax expense of $2 for both the three months ended March 31, 2015 and 2014	57	33
Other comprehensive (loss) income	(436)	16
Comprehensive income	$586	$996

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and equivalents	$7,906	$8,348
Short-term investments	18	26
Accounts and other receivables, net	4,214	3,735
Inventories, net	1,022	1,124
Income tax receivable	142	556
Deferred income taxes	1,056	896
Prepaid expenses and other	1,050	1,403
Total current assets	15,408	16,088

Investments	93	92
Property and equipment, net	2,431	2,485
Intangible assets, net of amortization	1,478	1,513
Goodwill	5,534	5,862
Other assets	1,755	1,507
Total assets	$26,699	$27,547

Liabilities and Equity
Current liabilities
Short-term borrowings	$569	$425
Current portion of long-term debt and lease obligations	4,021	4,021
Accounts payable and accrued liabilities	6,460	6,954
Total current liabilities	11,050	11,400

Long-term liabilities	3,589	3,840
Long-term debt and lease obligations	10,683	10,565

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, authorized 4,000,000,000 shares, issued 1,617,065,448 and 1,609,519,046 shares as of March 31, 2015 and December 31, 2014, respectively	16	16
Common stock held in treasury, at cost, 23,989,351 and 18,129,715 shares as of March 31, 2015 and December 31, 2014, respectively	(1,314)	(972)
Additional paid-in-capital	4,403	4,194
Retained earnings	739	535
Accumulated other comprehensive loss	(2,467)	(2,031)
Total stockholders’ equity	1,377	1,742

Total liabilities and equity	$26,699	$27,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2015	2014
Cash flows from operating activities
Net earnings	$1,022	$980
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	90	89
Amortization of intangible assets	68	110
Stock-based compensation	119	106
Upfront costs related to collaborations	127	—
Other, net	249	(47)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	(544)	167
Inventories	(75)	50
Prepaid expenses and other assets	341	(219)
Accounts payable and other liabilities	188	(612)
Cash flows from operating activities	1,585	624

Cash flows from investing activities
Acquisitions and investments, net of cash acquired	(736)	—
Acquisitions of property and equipment	(145)	(137)
Purchases of investment securities	—	(660)
Sales and maturities of investment securities	8	—
Cash flows from investing activities	(873)	(797)

Cash flows from financing activities
Net change in short-term borrowings	144	(410)
Dividends paid	(786)	(641)
Debt issuance cost	(59)	—
Purchases of treasury stock	(342)	(329)
Proceeds from the exercise of stock options	47	85
Other, net	66	18
Cash flows from financing activities	(930)	(1,277)

Effect of exchange rate changes on cash and equivalents	(224)	(5)

Net decrease in cash and equivalents	(442)	(1,455)
Cash and equivalents, beginning of period	8,348	9,595

Cash and equivalents, end of period	$7,906	$8,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1    Background and Basis of Presentation

Background

The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacture, and sale of a broad line of pharmaceutical products. AbbVie’s products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from AbbVie-owned distribution centers and public warehouses. Substantially all of AbbVie’s sales in the United States are to three wholesalers. Outside the United States, products are sold primarily to customers or through distributors, depending on the market served.

AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100 percent of the outstanding common stock of AbbVie to Abbott’s shareholders (the separation). In connection with the separation, AbbVie and Abbott entered into transition services agreements covering certain corporate support and back office services that AbbVie historically received from Abbott. Such services include information technology, accounts payable, payroll, receivables collection, treasury and other financial functions, as well as order entry, warehousing, engineering support, quality assurance support and other administrative services. These agreements facilitated the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office functions across its organization. The majority of these transition service agreements expired without extension at December 31, 2014; however, some of these services continue to be provided to AbbVie on a temporary basis. The remaining transition services agreements are expected to terminate during 2015.

During the three months ended March 31, 2015 and 2014, AbbVie incurred $104 million and $80 million, respectively, of separation-related expenses, which were principally classified in selling, general and administrative (SG&A) expenses in the condensed consolidated statements of earnings.

Basis of Historical Presentation

The unaudited interim condensed consolidated financial statements of AbbVie have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the company’s financial position and operating results. Net sales and net earnings for any interim period are not necessarily indicative of future or annual results.

For a certain portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and satisfy other regulatory requirements in certain countries. Under the terms of the separation agreement with Abbott, AbbVie is responsible for the business activities conducted by Abbott on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in AbbVie’s condensed consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014. Net sales related to these operations for the three months ended March 31, 2015 totaled approximately $49 million. The majority of these operations are expected to be transferred to AbbVie by the end of 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs–Contracts with Customers (Subtopic 340-40). The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements and the implementation approach to be used. In April 2015, the FASB voted for a one-year deferral of the effective date of ASU 2014-09. If approved, the new guidance will be effective for annual and interim periods beginning on or after December 15, 2017.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015.

Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended March 31,
(in millions)	2015	2014
Interest expense	$132	$70
Interest income	(6)	(5)
Interest expense, net	$126	$65

Interest expense, net for the three months ended March 31, 2015 included $59 million of financing-related costs incurred in connection with the proposed acquisition of Pharmacyclics, Inc. (Pharmacyclics).

Inventories

(in millions)	March 31, 2015	December 31, 2014
Finished goods	$291	$341
Work-in-process	568	629
Raw materials	163	154
Inventories, net	$1,022	$1,124

Property and Equipment

(in millions)	March 31, 2015	December 31, 2014
Property and equipment, gross	$6,988	$7,105
Less accumulated depreciation	(4,557)	(4,620)
Property and equipment, net	$2,431	$2,485

Depreciation expense for the three months ended March 31, 2015 and 2014 was $90 million and $89 million, respectively.

Note 3    Earnings Per Share

AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For both the three months ended March 31, 2015 and 2014, the two-class method was more dilutive. As such, the dilutive effect of outstanding restricted stock units (RSUs) and restricted stock awards (RSAs) for the three months ended March 31, 2015 and 2014 of approximately 3 million and 4 million, respectively, was excluded from the denominator for the calculation of diluted EPS. These awards otherwise would have been included in the calculation of EPS under the treasury stock method. Additionally, all earnings (distributed and undistributed) allocable to participating securities, including performance-based awards not otherwise included in the calculation of EPS under the treasury stock method, were excluded from the numerator for the calculation of basic and diluted earnings per share under the two-class method. Earnings allocable to participating securities for the three months ended March 31, 2015 and 2014 were $5 million and $4 million, respectively.

For the three months ended March 31, 2015 and 2014, approximately 0.5 million and 1 million, respectively, of common shares issuable under stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Note 4    Acquisitions, Collaborations and Other Arrangements

For the three months ended March 31, 2015, the company recorded acquired in-process research and development (IPR&D) charges of $127 million. Cash outflows related to collaborations, the acquisition of product rights and other arrangements totaled $736 million for the three months ended March 31, 2015, and included a $500 million payment to Calico Life Sciences LLC (Calico) as a result of the satisfaction of certain conditions under the research and development (R&D) collaboration with Calico for which a charge to IPR&D was recorded in 2014.

In March 2015, AbbVie entered into an exclusive worldwide license agreement with C2N Diagnostics to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders. As part of the agreement, AbbVie made an initial upfront payment of $100 million, which was expensed to IPR&D in the three months ended March 31, 2015. Upon the achievement of certain development, regulatory and commercial milestones, AbbVie could make additional payments of up to $685 million, as well as royalties on net sales.

No material transactions or cash flows related to significant arrangements were recognized during the three months ended March 31, 2014.

Proposed Acquisition of Pharmacyclics, Inc.

On March 4, 2015, AbbVie announced it had entered into a definitive agreement to acquire all of the outstanding shares of Pharmacyclics. Pharmacyclics is a biopharmaceutical company that develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve medical needs for people impacted by cancer and immune-mediated diseases. Pharmacyclics markets IMBRUVICA® (ibrutinib) and has several other product candidates in clinical development and preclinical molecules in lead optimization.

Under the terms of the agreement, AbbVie will acquire all of the outstanding shares of common stock of Pharmacyclics through a tender offer, followed by a second-step merger. In the tender offer, AbbVie has offered to acquire all of the outstanding shares of Pharmacyclics common stock for $261.25 per share, consisting of cash and AbbVie common stock. Pharmacyclics stockholders will be permitted to elect to exchange each outstanding Pharmacyclics share for (i) $152.25 in cash and $109.00 in fair market value of shares of AbbVie common stock, (ii) $261.25 in cash, or (iii) $261.25 in fair market value of shares of AbbVie common stock, subject to election and proration procedures. The aggregate consideration will consist of approximately 58 percent cash and 42 percent AbbVie common stock. The aggregate purchase price to acquire Pharmacyclics is expected to be approximately $21 billion and was approved by the boards of directors of both companies. AbbVie expects to close the transaction in the second quarter of 2015.

The obligation of AbbVie to accept for exchange, and to exchange, Pharmacyclics shares for cash and shares of AbbVie common stock in the offer is subject to a number of conditions, including that a majority of the outstanding Pharmacyclics shares have been validly tendered (and not properly withdrawn) in the offer and the receipt of the required regulatory approvals.

On March 27, 2015, in connection with the proposed acquisition of Pharmacyclics, AbbVie entered into an $18 billion, 364-Day Bridge Term Loan Credit Agreement (the bridge loan). No amounts have been drawn under the bridge loan. AbbVie intends to issue approximately $17 billion aggregate principal amount of senior notes to fund the proposed acquisition of Pharmacyclics. Upon this issuance, AbbVie intends to terminate in whole the unused commitments of the lenders under the bridge loan.

During the three months ended March 31, 2015, the company incurred financing-related costs totaling $59 million, which was recorded in interest expense.

Note 5            Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill was $5.5 billion and $5.9 billion at March 31, 2015 and December 31, 2014, respectively. Changes in the goodwill balance for the three months ended March 31, 2015 were due to foreign currency translation. As of March 31, 2015, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Intangible Assets, Net

The following table summarizes AbbVie’s intangible assets:

	March 31, 2015			December 31, 2014
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$4,526	$(3,742)	$784	$4,546	$(3,706)	$840
License agreements	1,176	(889)	287	1,097	(869)	228
Total definite-lived intangible assets	5,702	(4,631)	1,071	5,643	(4,575)	1,068
Indefinite-lived research and development	407	—	407	445	—	445
Total intangible assets, net	$6,109	$(4,631)	$1,478	$6,088	$(4,575)	$1,513

Intangible assets with finite useful lives are amortized over their estimated useful lives. Amortization expense was $68 million and $110 million for the three months ended March 31, 2015 and 2014, respectively, and is included in cost of products sold in the condensed consolidated statements of earnings.

The indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The latest impairment assessment of intangible assets not subject to amortization was completed in the third quarter of 2014. No impairment charges were recorded in the three months ended March 31, 2015 and 2014. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Note 6            Restructuring Plans

In 2014 and prior years, AbbVie management approved plans to realign its worldwide manufacturing operations, selected domestic and international commercial, and R&D operations in order to reduce costs in conjunction with the loss and expected loss of exclusivity of certain products. Restructuring charges recorded for the three months ended March 31, 2015 were $9 million and were recorded in cost of products sold in the condensed consolidated statements of earnings. These charges were cash costs and primarily related to employee severance.

The following summarizes the cash activity in the restructuring reserve for the three months ended March 31, 2015:

(in millions)
Accrued balance at December 31, 2014	$122
2015 restructuring charges	9
Payments and other adjustments	(12)
Accrued balance at March 31, 2015	$119

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

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $915 million and $1.4 billion at March 31, 2015 and December 31, 2014, respectively, are designated as cash flow hedges and are recorded at fair value. Accumulated gains and losses as of March 31, 2015 will be included in cost of products sold at the time the products are sold, generally not exceeding twelve months.

The company enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At March 31, 2015 and December 31, 2014, AbbVie held notional amounts of $5.0 billion and $6.8 billion, respectively, of such foreign currency forward exchange contracts.

AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, totaling $8.0 billion at both March 31, 2015 and December 31, 2014. The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of March 31, 2015:

	Fair value – Derivatives in asset position		Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	Amount	Balance sheet caption	Amount
Foreign currency forward exchange contracts —
Hedging instruments	Prepaid expenses and other	$149	Accounts payable and accrued liabilities	$—
Others not designated as hedges	Prepaid expenses and other	50	Accounts payable and accrued liabilities	34
Interest rate swaps designated as fair value hedges	n/a	—	Long-term liabilities	59
Total derivatives		$199		$93

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of December 31, 2014:

	Fair value — Derivatives in asset position		Fair value — Derivatives in liability position
(in millions)	Balance sheet caption	Amount	Balance sheet caption	Amount
Foreign currency forward exchange contracts —
Hedging instruments	Prepaid expenses and other	$141	Accounts payable and accrued liabilities	$—
Others not designated as hedges	Prepaid expenses and other	70	Accounts payable and accrued liabilities	63
Interest rate swaps designated as fair value hedges	n/a	—	Long-term liabilities	180
Total derivatives		$211		$243

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The unrealized gains for the effective portions of the derivative instruments designated as cash flow hedges recognized in other comprehensive income were $87 million and $21 million for the three months ended March 31, 2015 and 2014, respectively. The amount of hedge ineffectiveness was not significant for the three months ended March 31, 2015 and 2014.

The following table summarizes the location in the condensed consolidated statements of earnings and the amount of gain/(loss) recognized into net earnings for derivative instruments, including the effective portions of the gain/(loss) reclassified out of accumulated other comprehensive loss into net earnings:

		Three months ended March 31,
(in millions)	Income statement caption	2015	2014
Foreign currency forward exchange contracts —
Designated as cash flow hedges	Cost of products sold	$31	$(12)
Not designated as hedges	Net foreign exchange loss	(169)	(1)
Interest rate swaps designated as fair value hedges	Interest expense, net	121	86
Total		$(17)	$73

The gain/(loss) related to fair value hedges is recognized in interest expense, net and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to interest expense, net for the three months ended March 31, 2015 and 2014.

Fair Value Measures

The fair value hierarchy under the accounting standard for fair value measurements consists of the following three levels:

•            Level 1– Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

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

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheet as of March 31, 2015:

		Basis of fair value measurement
(in millions)	Balance at March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$7,906	$992	$6,914	$—
Equity securities	15	15	—	—
Foreign currency contracts	199	—	199	—
Total assets	$8,120	$1,007	$7,113	$—
Liabilities
Interest rate hedges	$59	$—	$59	$—
Foreign currency contracts	34	—	34	—
Total liabilities	$93	$—	$93	$—

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheet as of December 31, 2014:

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

The fair values for time deposits included in cash and equivalents and short-term investments are determined based on a discounted cash flow analysis reflecting quoted market rates for the same or similar instruments. The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. Available-for-sale equity securities consists of investments for which the fair values are determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company are valued using publicized spot curves for interest rate hedges and publicized forward curves for foreign currency contracts.

Cumulative net unrealized holding gains on available-for-sale equity securities totaled $4 million and $3 million at March 31, 2015 and December 31, 2014, respectively.

There have been no transfers of assets or liabilities between the fair value measurement levels.

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. The carrying values and fair values of certain financial instruments as of March 31, 2015 and December 31, 2014 are shown in the table below:

	Book values		Approximate fair values
(in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Assets
Investments	$96	$95	$129	$145
Liabilities
Short-term borrowings	569	425	569	425
Current portion of long-term debt and lease obligations	4,021	4,021	4,029	4,033
Long-term debt and lease obligations, excluding fair value hedges	10,742	10,745	10,893	10,830

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of March 31, 2015:

		Basis of fair value measurement
(in millions)	Fair value at March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$129	$47	$16	$66
Total assets	$129	$47	$16	$66
Liabilities
Short-term borrowings	$569	$—	$569	$—
Current portion of long-term debt and lease obligations	4,029	4,007	22	—
Long-term debt and lease obligations, excluding fair value hedges	10,893	10,803	90	—
Total liabilities	$15,491	$14,810	$681	$—

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2014:

		Basis of fair value measurement
(in millions)	Fair value at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$145	$68	$13	$64
Total assets	$145	$68	$13	$64
Liabilities
Short-term borrowings	$425	$—	$425	$—
Current portion of long-term debt and lease obligations	4,033	4,012	21	—
Long-term debt and lease obligations, excluding fair value hedges	10,830	10,737	93	—
Total liabilities	$15,288	$14,749	$539	$—

Investments consist of cost method investments and held-to-maturity debt securities. Cost method investments include certain investments for which the fair value is determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. To determine the fair value of other cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee, which represents a Level 3 basis of fair value measurement. The fair values of held-to-maturity debt securities were estimated based upon the quoted market prices for the same or similar debt instruments. The fair values of short-term and current borrowings approximate the carrying values due to the short maturities of these instruments.

The fair values of long-term debt, excluding fair value hedges, were determined by using the published market price for the debt instruments, without consideration of transaction costs, which represents a Level 1 basis of fair value measurement. The counterparties to financial instruments consist of select major international financial institutions.

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

At March 31, 2015, AbbVie had approximately $265 million of net monetary assets denominated in the Venezuelan bolivar (converted at a rate of 6.3 VEF/USD) in its Venezuelan entity, which had net sales of $46 million for the three months ended March 31, 2015. If AbbVie’s net monetary assets denominated in the Venezuelan bolivar had been converted at a rate of 12 VEF/USD at March 31, 2015, it would have resulted in a devaluation loss of $126 million for the three months ended March 31, 2015. The company cannot predict whether there will be further devaluations of the Venezuelan currency or whether the use of the official rate of 6.3 will continue to be supported by evolving facts and circumstances. If circumstances change such that the company concludes it would be appropriate to use a different rate, or if a devaluation of the official rate occurs, it could result in a significant change to AbbVie’s results of operations.

Three U.S. wholesalers accounted for 48 percent and 49 percent of total net accounts receivable as of March 31, 2015 and December 31, 2014, respectively, and substantially all of AbbVie’s sales in the United States are to these three wholesalers. In addition, net governmental receivables outstanding in Greece, Portugal, Italy and Spain totaled $479 million at March 31, 2015 and $446 million at December 31, 2014.

HUMIRA® (adalimumab) is AbbVie’s single largest product and accounted for approximately 62 percent and 58 percent of AbbVie’s total net sales in the three months ended March 31, 2015 and 2014, respectively.

Debt and Credit Facilities

Short-term borrowings include commercial paper borrowings of $569 million and $416 million as of March 31, 2015 and December 31, 2014, respectively. The weighted-average interest rate on outstanding commercial paper borrowings for the three months ended March 31, 2015 and 2014 was 0.3 percent and 0.2 percent, respectively.

At March 31, 2015, AbbVie was in compliance with the financial covenants of its $3.0 billion unsecured credit facility. No amounts were outstanding under this facility as of March 31, 2015 and December 31, 2014.

On March 27, 2015, in connection with the proposed acquisition of Pharmacyclics, AbbVie entered into the bridge loan. See Note 4 for additional information.

Note 8    Post-Employment Benefits

The following is the summary of net periodic benefit costs relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans		Other post- employment plans
For the three months ended March 31 (in millions)	2015	2014	2015	2014
Service cost	$58	$43	$6	$5
Interest cost	56	55	6	6
Expected return on plan assets	(81)	(75)	—	—
Amortization of actuarial losses (gains) and prior service costs	34	17	1	(1)
Net periodic benefit cost	$67	$40	$13	$10

AbbVie made voluntary contributions of $150 million in the three months ended March 31, 2015 and $370 million in the three months ended March 31, 2014 to its main domestic defined benefit pension plan.

Note 9    Equity

Stock-Based Compensation

Stock-based compensation expense was $119 million and $106 million for the three months ended March 31, 2015 and 2014, respectively, and is principally classified in SG&A expense with the remainder classified in R&D expense and cost of products sold.

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

In connection with the separation, outstanding Abbott employee stock options, RSAs and RSUs previously issued under Abbott’s incentive stock program, were adjusted and converted into new Abbott and AbbVie stock-based awards using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the separation. Upon the separation on January 1, 2013, holders of Abbott stock options, RSAs and RSUs, generally received one AbbVie stock-based award for each Abbott stock-based award outstanding. These adjusted awards retained the vesting schedule and expiration date of the original awards. No awards have been granted to Abbott employees other than in connection with the separation.

Stock Options

The exercise price for options granted is equal to at least 100 percent of the market value on the date of grant. Stock options typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period.

The fair value of stock options is determined using the Black-Scholes model. The weighted-average grant-date fair values of the stock options granted during the three months ended March 31, 2015 and 2014 were $9.96 and $9.83, respectively. Stock-based compensation expense attributable to options during each of the periods presented was not material.

The following table summarizes AbbVie stock option activity for both AbbVie and Abbott employees for the three months ended March 31, 2015:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2014	28,280	$28.53	3.3	$1,044
Granted	1,205	58.88
Exercised	(2,356)	25.03
Lapsed	(34)	25.92
Outstanding at March 31, 2015	27,095	30.19	3.6	$768
Exercisable at March 31, 2015	24,579	$27.99	3.0	$751

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last day of trading for the three months ended March 31, 2015. The total intrinsic value of options exercised was $83 million and $72 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, $8 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs & RSUs

The following table summarizes AbbVie RSA and RSU activity (including performance-based awards) for both AbbVie and Abbott employees for the three months ended March 31, 2015:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2014	12,815	$40.98
Granted	4,336	58.89
Vested	(5,293)	36.99
Lapsed	(155)	44.42
Outstanding at March 31, 2015	11,703	$49.37

The weighted-average grant date fair value per share of RSAs and RSUs (including performance-based awards) is determined based on the number of shares granted and the quoted price of the company’s common stock on the date of the grant. The fair market value of RSAs and RSUs vested was $310 million and $314 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, $303 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

Cash Dividends

On February 19, 2015, the board of directors declared a quarterly cash dividend of $0.51 per share, which represents an increase of approximately 4 percent over the previous quarterly rate of $0.49 per share. The dividend is payable May 15, 2015 to stockholders of record at the close of business on April 15, 2015. Additionally, the quarterly cash dividend declared by the board of directors on October 20, 2014 of $0.49 per share of common stock, which represented an increase of nearly 17 percent over the previous quarterly rate of $0.42 per share, for stockholders of record on January 15, 2015 was paid on February 13, 2015.

On February 14 and May 15, 2014, AbbVie paid quarterly cash dividends of $0.40 and $0.42 per share of common stock, respectively, which were declared by the board of directors on December 12, 2013 and February 20, 2014, respectively.

Stock Repurchase Program

On February 15, 2013, AbbVie’s board of directors authorized a $1.5 billion stock repurchase program. On October 20, 2014, AbbVie’s board of directors authorized a new $5.0 billion stock repurchase program, which was effective immediately and superseded the previous authorization. This program is expected to be executed over the next several years. The stock repurchase authorization permits purchases of AbbVie shares from time to time in open market or private transactions at management’s direction depending on the company’s cash flows, net debt level and market conditions. The program has no time limit and can be discontinued at any time. In March 2015, the board of directors authorized a $5.0 billion increase to the existing stock repurchase program. This increase will support AbbVie’s intention to execute an accelerated share repurchase program to repurchase at least half of the equity issued in connection with the proposed acquisition of Pharmacyclics.

Under these programs, AbbVie repurchased approximately 4 million shares for $250 million in the open market during the three months ended March 31, 2015 and approximately 5 million shares for $250 million in the open market during the three months ended March 31, 2014. Shares repurchased under this program are recorded at acquisition cost, including related expenses, and are available for general corporate purposes. AbbVie’s remaining stock repurchase authorization was $9.4 billion as of March 31, 2015.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax for the three months ended March 31, 2015:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains on marketable equity securities	Hedging activities	Total
Balance as of December 31, 2014	$(603)	$(1,608)	$3	$177	$(2,031)
Other comprehensive (loss) income before reclassifications	(549)	30	1	87	(431)
Amounts reclassified from accumulated other comprehensive loss	—	25	—	(30)	(5)
Net current-period other comprehensive (loss) income	(549)	55	1	57	(436)
Balance as of March 31, 2015	$(1,152)	$(1,553)	$4	$234	$(2,467)

Other comprehensive loss for the three months ended March 31, 2015 includes foreign currency translation adjustments totaling a loss of $549 million, which was principally driven by the impact of the continued weakening of the Euro in the three months ended March 31, 2015 on the translation of the company’s Euro-denominated assets.

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax for the three months ended March 31, 2014:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains on marketable equity securities	Hedging activities	Total
Balance as of December 31, 2013	$470	$(827)	$2	$(87)	$(442)
Other comprehensive (loss) income before reclassifications	(29)	—	—	21	(8)
Amounts reclassified from accumulated other comprehensive loss	—	12	—	12	24
Net current-period other comprehensive (loss) income	(29)	12	—	33	16
Balance as of March 31, 2014	$441	$(815)	$2	$(54)	$(426)

The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,

(in millions) (brackets denote losses)	2015	2014

Pension and post-employment benefits

Amortization of actuarial losses and other (a)	$35	$16

Less tax benefit	(10)	(4)

Total reclassification, net of tax	$25	$12

Hedging activities

(Gains) losses on designated cash flow hedges (b)	$(31)	$12

Less tax expense	1	—

Total reclassification, net of tax	$(30)	$12

(a) Amounts are included in the computation of net periodic benefit cost (see Note 8).

(b) Amounts are included in cost of products sold (see Note 7).

Note 10  Income Taxes

The effective tax rate was 27 percent and 24 percent for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate in each period differs from the statutory tax rate of 35 percent primarily due to the benefit from foreign operations which reflects the impact of lower statutory tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, and business development activities together with the cost of repatriation decisions. The increase in the effective tax rate for the three months ended March 31, 2015 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including acquisitions and collaborations.

Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months up to $21 million. AbbVie and Abbott entered into a tax sharing agreement effective on the date of separation, which provides that Abbott is liable for and has indemnified AbbVie against all income tax liabilities for periods prior to the separation. Accordingly, Abbott will indemnify and hold AbbVie harmless if the tax positions are settled for amounts in excess of recorded liabilities, and AbbVie will not benefit if prior tax positions are resolved more favorably than recorded amounts.

Note 11  Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation at March 31, 2015 and December 31, 2014 was not significant. Within the next year, initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

Subject to certain exceptions specified in the separation agreement by and between Abbott and AbbVie, AbbVie assumed the liability for, and control of, all pending and threatened legal matters related to its business, including liabilities for any claims or legal proceedings related to products that had been part of its business but were discontinued prior to the distribution, as well as assumed or retained liabilities, and will indemnify Abbott for any liability arising out of or resulting from such assumed legal matters.

Several pending lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others were consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi-District Litigation Rules as In re AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission (FTC), generally allege Solvay’s 2006 patent litigation involving AndroGel was sham litigation and the patent litigation settlement agreement and related agreements with three generic companies violate federal and state antitrust laws and state consumer protection and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. MDL 2084 includes: (a) three individual plaintiff lawsuits; (b) seven purported class actions; and (c) Federal Trade Commission v. Watson Pharmaceuticals, Inc. et al., filed in May 2009 in the United States District Court for the Northern District of Georgia. The Attorney General of the State of Alaska also has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in these lawsuits. Following the district court’s dismissal of all plaintiffs’ claims, appellate proceedings led to the reinstatement of the claims regarding the patent litigation settlement, which are proceeding in discovery in the district court.

In November 2007, GlaxoSmithKline plc filed a lawsuit against Abbott Laboratories in the United States District Court for the Northern District of California alleging that Abbott violated antitrust laws in connection with the 2003 Norvir re-pricing. In March 2011, a jury found that Abbott did not violate antitrust laws, but breached its license agreement with the plaintiff. In January 2014, a 3-judge panel of the United States Court of Appeals for the Ninth Circuit reversed this verdict and remanded the case for a new trial due to the alleged improper exclusion of a potential juror. The case has been returned to the trial court for further proceedings. AbbVie assumed the liability for and control of this proceeding in connection with its separation from Abbott.

In August 2013, a putative class action lawsuit, Sidney Hillman Health Center of Rochester, et al. v. AbbVie Inc., et al., was filed against AbbVie in the United States District Court for the Northern District of Illinois by three healthcare benefit providers alleging violations of federal Racketeer Influenced and Corrupt Organizations (RICO) statutes and state deceptive business practice and unjust enrichment laws in connection with reimbursements for certain uses of Depakote from 1998 to 2012. Plaintiffs seek monetary damages and/or equitable relief and attorneys’ fees. In April 2015, the United States Court of Appeals for the Seventh Circuit reversed the district court’s decision to dismiss all of the plaintiffs’ claims with prejudice on statute of limitations grounds. The case will return to the district court for further proceedings.

Lawsuits have been filed against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan® entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott Laboratories in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. In September 2013, all of these pending putative class action lawsuits were centralized for consolidated or coordinated pre-trial proceedings in the United States District Court for the Eastern District of Pennsylvania under the Multi-District Litigation Rules as In re Niaspan Antitrust Litigation, MDL No. 2460. The office of the Attorney General of the State of Alaska also has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit.

In September 2014, the FTC filed suit in the United States District Court for the Eastern District of Pennsylvania against AbbVie and others, alleging that 2011 patent litigation with two generic companies regarding AndroGel® was sham litigation and the patent litigation settlement with one of those generic companies violates federal antitrust laws. The FTC’s complaint seeks monetary damages and injunctive relief. The office of the Attorney General of the State of Alaska also has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit.

In November 2014, five individuals filed a putative class action lawsuit on behalf of purchasers and sellers of certain Shire plc securities between June 20 and October 14, 2014, against AbbVie and its chief executive officer in the United States District Court for the Northern District of Illinois alleging that the defendants made and/or are responsible for material misstatements in violation of federal securities laws in connection with AbbVie’s proposed transaction with Shire. The complaint seeks unspecified monetary damages and injunctive relief.

In November 2014, a putative class action lawsuit, Medical Mutual of Ohio v. AbbVie Inc., et al., was filed against several manufacturers of testosterone replacement therapies (TRTs), including AbbVie, in the United States District Court for the Northern District of Illinois on behalf of all insurance companies, health benefit providers, and other third-party payors who paid for TRTs, including AndroGel. The claims asserted include violations of the federal RICO Act and state consumer fraud and deceptive trade practices laws. The complaint seeks unspecified monetary and injunctive relief.

In December 2014, a shareholder derivative lawsuit, Plumbers & Steamfitters Local 60 Pension Plans v. J.P. Morgan Securities LLC, et al., was filed in Delaware Chancery Court, alleging that AbbVie’s directors breached their fiduciary duties in connection with the Shire transaction approval and termination. The lawsuit seeks unspecified compensatory damages for AbbVie, among other relief.

In March 2015, the State of Louisiana filed a lawsuit, State of Louisiana v. Fournier Industrie et Sante, et al., against AbbVie, Abbott Laboratories and affiliated Abbott entities in Louisiana state court. Plaintiff alleges that patent applications and patent litigation filed and other alleged conduct from the early 2000’s and before related to the drug TriCor violated Louisiana state antitrust and unfair trade practices laws. The lawsuit seeks unspecified monetary relief and attorneys’ fees.

AbbVie is seeking to enforce its patent rights relating to testosterone gel (a drug AbbVie sells under the trademark AndroGel® 1.62%). In a case filed in the United States District Court for the District of Delaware in February 2013, AbbVie alleges that Perrigo Company’s and Perrigo Israel Pharmaceutical Ltd.’s proposed generic product infringes AbbVie’s patents and seeks declaratory and injunctive relief.

AbbVie is seeking to enforce its patent rights relating to ritonavir/lopinavir tablets (a drug AbbVie sells under the trademark Kaletra®). In a case filed in the United States District Court for the Northern District of Illinois in March 2009, AbbVie alleges that Matrix Laboratories, Inc.’s, Matrix Laboratories, Ltd.’s, and Mylan, Inc.’s proposed generic products infringe AbbVie’s patents and seeks declaratory and injunctive relief. Upon Matrix’s motion in November 2009, the court granted a five-year stay of the litigation unless good cause to lift the stay is shown. On July 1, 2014, the stay was lifted pursuant to the original terms of the court order entered in 2009. In February 2015, in a related case filed in the United States District Court for the Northern District of Illinois, AbbVie alleges that Mylan Pharmaceuticals Inc.’s, Mylan Laboratories, Ltd.’s and Mylan Laboratories, Inc.’s proposed generic lopinavir/ritonavir products infringe additional AbbVie patents and seeks declaratory and injunctive relief.

AbbVie is seeking to enforce its patent rights relating to ritonavir tablets (a drug AbbVie sells under the trademark Norvir®). In a case filed in the United States District Court for the District of Delaware in October 2014, AbbVie alleges that Mylan Pharmaceutical Inc.’s proposed generic ritonavir tablets product infringes AbbVie’s patents and seeks declaratory and injunctive relief.

Note 12  Segment Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie’s sales in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. Worldwide net sales of key products were as follows:

	Three months ended March 31,
(in millions)	2015	2014
HUMIRA	$3,111	$2,637
Synagis	335	354
VIEKIRA	231	—
Lupron	192	189
Synthroid	186	157
Kaletra	180	195
AndroGel	153	254
Creon	127	107
Sevoflurane	126	142
Duodopa	53	52
Dyslipidemia products	43	96
All other	303	380
Net sales	$5,040	$4,563

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of March 31, 2015 and December 31, 2014 and the results of operations for the three months ended March 31, 2015 and 2014. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in “Item 1. Financial Statements and Supplementary Data.”

EXECUTIVE OVERVIEW

Company Overview

AbbVie is a global, research-based biopharmaceutical company. AbbVie develops and markets advanced therapies that address some of the world’s most complex and serious diseases. AbbVie products are used to treat chronic autoimmune diseases, including rheumatoid arthritis, psoriasis, and Crohn’s disease; hepatitis C (HCV); human immunodeficiency virus (HIV); endometriosis; thyroid disease; Parkinson’s disease; complications associated with chronic kidney disease (CKD) and cystic fibrosis; and other health conditions such as low testosterone. AbbVie also has a pipeline of promising new medicines across such important medical specialties as immunology, virology/liver disease, oncology, renal disease, neurological diseases and women’s health.

AbbVie’s products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from AbbVie-owned distribution centers and public warehouses. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie has approximately 26,000 employees and its products are sold in over 170 countries. AbbVie operates in one business segment—pharmaceutical products.

AbbVie owns or has license rights to a substantial number of patents and patent applications, which in aggregate are believed to be of material importance in the operation of AbbVie’s business. In addition to the intellectual property protection disclosed in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2014, AbbVie has non-composition of matter patents, such as manufacturing patents, formulation patents, patents covering HUMIRA’s approved indications, and other patents, covering HUMIRA. The earliest of these patents expires in 2022.

In 2015, AbbVie expects sales performance to be driven by continued strong growth from HUMIRA, the global launch of AbbVie’s interferon-free HCV treatment, and sales growth in certain key products including Creon and Duodopa, partially offset by a decline in several products due to generic competition, including AndroGel 1% and the remainder of the lipid franchise. In addition, AbbVie expects to achieve operating margin improvements while continuing to invest in its pipeline in support of opportunities in oncology, HCV, and immunology, as well as continued investment in key products. AbbVie expects to grow operating cash flows in 2015, which will enable the company to continue to augment its pipeline through concerted focus on strategic licensing, acquisition and partnering activity and returning cash to shareholders via dividends and share repurchases.

Research and development (R&D) efforts will continue to focus a significant portion of expenditures on compounds for immunology, virology/liver disease, oncology, renal disease, neurological diseases and women’s health. AbbVie’s scientists work to advance a pipeline of specialty molecules that demonstrate strong clinical performance for patients and economic value for patients and their healthcare systems. Additional information about AbbVie’s pipeline is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2014. See the “Research and Development” section below for significant updates to AbbVie’s pipeline.

Financial Results

The company’s financial performance for the three months ended March 31, 2015 included delivering worldwide net sales of $5.04 billion, improved gross margin and fully diluted earnings per share of $0.63. For the three months ended March 31, 2015, AbbVie’s worldwide net sales grew by 18 percent on a constant currency basis, driven primarily by the continued strength of HUMIRA, the global launch of AbbVie’s interferon-free HCV treatment and sales growth from other key products including Synthroid, Synagis, Creon and Duodopa. AbbVie’s financial performance for the three months ended March 31, 2015 also reflected an improvement in gross margin to 81 percent of sales primarily due to favorable product mix across the product portfolio, operational efficiencies and the impact of foreign exchange rates. Financial results for the three months ended March 31, 2015 also reflected continued funding in support of AbbVie’s emerging mid-and late-stage pipeline assets, continued investment in AbbVie’s growth brands and the recent global launch of AbbVie’s interferon-free HCV treatment. AbbVie also recorded acquired in-process research and development (IPR&D) charges of $127 million for the three months ended March 31, 2015.

For the three months ended March 31, 2015, the company generated cash flows from operations of $1.6 billion. These strong cash flows enabled the company to continue to enhance its pipeline through licensing and collaboration activities, pay cash dividends to shareholders of $786 million and repurchase approximately 4 million shares for $250 million. In addition, the board of directors declared an increase in the company’s quarterly cash dividend from $0.49 per share to $0.51 per share of common stock payable in May 2015.

In addition to these financial results, AbbVie continued to advance and augment its pipeline in the three months ended March 31, 2015 as further described below under the heading “Research and Development.”

Research and Development

Research and innovation continues to be a key strategic priority for AbbVie. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.

AbbVie’s pipeline currently includes more than 40 compounds or indications in clinical development individually or under collaboration or license agreements across such important medical specialties as immunology, virology/liver disease, oncology, renal disease, neurological diseases and women’s health. Of these programs, 25 are in mid- and late-stage development. AbbVie expects multiple Phase 2 programs to transition into Phase 3 programs during 2015.

Transitions of significant programs from Phase 2 development to Phase 3 development or recent developments in significant programs in Phase 3 or registration included the following:

•                  In January 2015, AbbVie announced that the European Commission (EC) granted marketing authorizations for its all-oral, short-course, interferon-free treatment VIEKIRAX (ombitasvir/paritaprevir/ritonavir tablets) + EXVIERA (dasabuvir tablets). The treatment was approved with or without ribavirin (RBV) for patients with genotype 1 (GT1) chronic HCV infection, including those with compensated liver cirrhosis, HIV-1 co-infection, patients on opioid substitution therapy and liver transplant recipients. Additionally, VIEKIRAX was approved for use with RBV in genotype 4 chronic HCV patients.

•                  AbbVie also announced in January 2015 that the U.S. Food and Drug Administration (FDA) approved Duopa, a levodopa-carbidopa intestinal gel for the treatment of motor fluctuations for people with advanced Parkinson’s disease. Duopa is administered using a small, portable infusion pump that delivers levodopa and carbidopa directly into the small intestine for 16 continuous hours via a procedurally-placed tube. This product is sold under the name Duodopa outside the United States.

•                  In February 2015, AbbVie announced that it submitted its regulatory application in Japan seeking approval for the company’s investigational, all-oral, RBV and interferon-free, 12-week, two direct-acting antiviral treatment of ombitasvir/paritaprevir/ritonavir (OBV/PTV/r), dosed once daily. The submission, which has been granted priority review, is for the treatment of patients with GT1 chronic HCV infection.

•                  In February 2015, the FDA filed the supplemental BLA for the HUMIRA high concentration formulation in the 40mg prefilled syringe, which was submitted in December 2014.

•                  In February 2015, the registration submission for ZINBRYTA® (daclizumab) was made in the United States followed by the European Union (EU) submission in March 2015. In March, AbbVie and Biogen Idec (Biogen) announced that the European Medicines Agency (EMA) had validated the companies’ marketing authorization application for ZINBRYTA® (daclizumab) for the treatment of relapsing forms of multiple sclerosis in the EU. Validation confirms that the submission is complete and signifies the initiation of the review process by the EMA’s Committee for Medicinal Products for Human Use. In April 2015, AbbVie and Biogen announced that the FDA accepted for review the registration submission in the United States.

•                  In April 2015, AbbVie announced that the EC granted marketing authorization for HUMIRA for the treatment of severe chronic plaque psoriasis in children and adolescence from four years of age who have had an inadequate response to or are inappropriate candidates for topical therapy and phototherapies. With the EC decision, HUMIRA now has approval for use in this indication in all member states of the EU, representing the twelfth indication for HUMIRA in major geographies around the world.

•                  The FDA accepted AbbVie’s regulatory application and granted priority review for the company’s two direct-acting antiviral treatment of OBV/PTV/r with RBV for the treatment of adults with chronic genotype 4 (GT4) HCV infection. AbbVie’s regimen is the first all-oral, interferon-free therapy being evaluated by the FDA for patients with chronic GT4 HCV infection.

•                  AbbVie recently received a decision by the EC regarding compliance with its pediatric investigation plan for HUMIRA, which ensures that necessary data are obtained through studies in children. As a result of this positive decision, the company will now seek an extension from each EU member state where a supplementary protection certificate is held. Once approved, this will extend the HUMIRA composition of matter patent in the EU by six months from April 2018 to October 2018.

AbbVie and Pharmacyclics, Inc. (Pharmacyclics) also announced a definitive agreement under which AbbVie will acquire Pharmacyclics and its flagship asset IMBRUVICA® (ibrutinib), a highly effective treatment for hematologic malignancies. The acquisition, if successfully closed, will accelerate AbbVie’s clinical and commercial presence in oncology, strengthening its pipeline and establishing a leadership position in hematological oncology. AbbVie also augmented its pipeline through strategic licensing and partnering activities including in-licensing anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders from C2N Diagnostics (C2N), a privately held protein diagnostic and therapeutic discovery company.

For a more comprehensive discussion of AbbVie’s products and pipeline, refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2014. See also Note 4 entitled “Acquisitions, Collaborations and Other Arrangements” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” for further information relating to the pending acquisition of Pharmacyclics and the license agreement with C2N.

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

			Percent change
	Three months ended March 31,		At actual currency rates	At constant currency rates
(in millions)	2015	2014	2015	2015
United States	$2,650	$2,226	19%	19%
International	2,390	2,337	2%	17%
Net sales	$5,040	$4,563	10%	18%

On a constant currency basis, sales growth in the three months ended March 31, 2015 was driven primarily by the continued strength of HUMIRA, both in the United States and internationally, the global launch of AbbVie’s interferon-free HCV treatment and sales growth in other key products including Synthroid, Synagis, Creon and Duodopa. These increases were partially offset by a decline in net sales of AndroGel, principally due to continued market declines and the entry of generic competition for the AndroGel 1% formulation, the continued decline of the company’s lipid franchise and the unfavorable impact of foreign exchange rates.

The following table details the sales of key products:

			Percent change
	Three months ended March 31,		At actual currency rates	At constant currency rates
(in millions)	2015	2014	2015	2015
HUMIRA
United States	$1,664	$1,192	40%	40%
International	1,447	1,445	0%	15%
Total	$3,111	$2,637	18%	26%
Synagis
International	$335	$354	(6)%	8%
VIEKIRA
United States	$138	—	n/m	n/m
International	93	—	n/m	n/m
Total	$231	—	n/m	n/m
Lupron
United States	$150	$140	7%	7%
International	42	49	(14)%	(5)%
Total	$192	$189	2%	4%
Synthroid
United States	$186	$157	19%	19%
Kaletra
United States	$41	$54	(24)%	(24)%
International	139	141	(2)%	13%
Total	$180	$195	(8)%	3%
AndroGel
United States	$153	$254	(40)%	(40)%
Creon
United States	$127	$107	19%	19%
Sevoflurane
United States	$18	$19	(3)%	(3)%
International	108	123	(12)%	(1)%
Total	$126	$142	(11)%	(1)%
Duodopa
United States	n/m	—	n/m	n/m
International	$53	$52	1%	19%
Total	$53	$52	2%	19%
Dyslipidemia products
United States	$43	$96	(54)%	(54)%
Other	$303	$380	(20)%	(14)%
Total	$5,040	$4,563	10%	18%

n/m – Not meaningful.

Global HUMIRA sales increased 26 percent on a constant currency basis during the three months ended March 31, 2015, primarily as a result of market growth across therapeutic categories and geographies, higher market share, and favorable pricing in certain geographies. AbbVie continues to pursue several new indications to help further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.

Sales for Synagis increased 8 percent on a constant currency basis for the three months ended March 31, 2015 primarily due to increased product uptake in select markets. Synagis is a seasonal product with the majority of sales occurring in the first and fourth quarters.

AbbVie launched VIEKIRA PAK in the United States following FDA approval in mid-December 2014 and launched VIEKIRAX in the EU in January 2015. AbbVie continues to expect its HCV regimen to be a significant contributor to sales growth in 2015.

Synthroid sales increased 19 percent for the three months ended March 31, 2015, due to strong brand loyalty and market leadership, and favorable pricing.

AndroGel sales for the three months ended March 31, 2015 declined 40 percent, primarily due to a continued decline in the overall U.S. testosterone replacement market and the entry of generic competition for the AndroGel 1% formulation in January 2015. The company expects the U.S. testosterone replacement market will continue to decline in 2015.

Sales of Creon increased 19 percent for the three months ended March 31, 2015 driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market and continues to capture the vast majority of new prescription starts.

Sales of Duodopa, AbbVie’s therapy for advanced Parkinson’s disease approved in Europe and other international markets, increased 19 percent on a constant currency basis for the three months ended March 31, 2015. Duopa’s regulatory submission in the United States was approved by the FDA in January 2015. AbbVie expects sales of Duopa in the United States will gradually increase starting in the second quarter of 2015 as physicians grow familiar with the product.

Gross Margin

	Three months ended March 31,		Percent change
(in millions)	2015	2014	2015
Gross margin	$4,098	$3,463	18%
as a % of net sales	81%	76%

Gross margin as a percentage of sales increased to 81 percent for the three months ended March 31, 2015 from 76 percent for the three months ended March 31, 2014. This improvement was driven by the impact of foreign exchange rates, product mix across the product portfolio, operational efficiencies, and lower amortization expense for intangible assets.

Selling, General and Administrative

	Three months ended March 31,		Percent change
(in millions)	2015	2014	2015
Selling, general and administrative	$1,473	$1,340	10%
as a % of net sales	29%	29%

The increase in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2015 was due primarily to increased selling and marketing support for new products, including the global launch of VIEKIRA, as well as spending relating to new indications and geographic expansion for HUMIRA and other growth brands. These increases were partially offset by the impact of favorable foreign exchange rates in the three months ended March 31, 2015. SG&A expenses for the three months ended March 31, 2015 and 2014 included $101 million and $77 million, respectively, of costs associated with the separation of AbbVie from Abbott Laboratories (Abbott).

Research and Development and Acquired In-Process Research and Development

	Three months ended March 31,		Percent change
(in millions)	2015	2014	2015
Research and development	$811	$772	5%
as a % of net sales	16%	17%
Acquired in-process research and development	$127	—	n/m

n/m – Not meaningful.

R&D expense for the three months ended March 31, 2015 reflects added funding to support the company’s emerging mid- and late-stage pipeline assets and the continued pursuit of additional HUMIRA indications. These increases were partially offset by the impact of favorable foreign exchange rate fluctuations.

IPR&D expense for the three months ended March 31, 2015 included a charge of $100 million as a result of entering into an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders. See also Note 4 entitled “Acquisitions, Collaborations and Other Arrangements” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” for further information relating to the license agreement with C2N.

Other Expense

Interest expense, net of $126 million for the three months ended March 31, 2015 included $59 million of financing related fees incurred in connection with the proposed acquisition of Pharmacyclics, with the remainder consisting primarily of interest expense on outstanding debt, partially offset by interest income. Interest expense, net was $65 million for the three months ended March 31, 2014.

Net foreign exchange loss for the three months ended March 31, 2015 included foreign exchange losses totaling $170 million to reflect the completed liquidation of the company’s remaining foreign currency positions related to the terminated proposed combination with Shire plc.

Income Tax Expense

The effective tax rate was 27 percent and 24 percent for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate in each period differs from the statutory tax rate of 35 percent primarily due to the benefit from foreign operations which reflects the impact of lower statutory tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, and business development activities together with the cost of repatriation decisions. The increase in the effective tax rate for the three months ended March 31, 2015 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including acquisitions and collaborations.

Transition from Abbott and Cost to Operate as an Independent Company

In connection with AbbVie’s separation from Abbott, AbbVie and Abbott entered into transition services agreements covering certain corporate support and back office services that AbbVie historically received from Abbott. Such services include information technology, accounts payable, payroll, receivables collection, treasury and other financial functions, as well as order entry, warehousing, engineering support, quality assurance support and other administrative services. These agreements facilitated the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office functions across its organization. The majority of these transition service agreements expired without extension at December 31, 2014, however, some of these services continue to be provided to AbbVie on a temporary basis. As a result, AbbVie has and will continue to incur additional ongoing operating expenses to operate as an independent company. During the three months ended March 31, 2015 and 2014, AbbVie incurred $104 million and $80 million, respectively, of separation-related expenses, which were principally classified in SG&A expenses.

In the United States, AbbVie’s remaining transition services agreements with Abbott principally relate to information technology services. The related transition services agreements are expected to terminate during 2015 as the number of sites and users dependent upon Abbott for information technology support declines. Outside of the United States, AbbVie’s remaining transition services agreements with Abbott principally relate certain back office services that allow AbbVie to operate in certain markets. These back office services include information technology, accounts payable, payroll, receivables collection, treasury, and other financial functions, as well as order entry, warehousing, and other administrative services. The related transition services agreements are expected to terminate during 2015 as AbbVie’s back office infrastructure is implemented in the remaining markets.

In certain international markets as of the date of the separation and as of March 31, 2015, certain marketing authorizations to sell AbbVie’s products continued to be held by Abbott until such authorizations could be transferred through the applicable regulatory channels. See also Note 1 entitled “Background and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” for further information.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,

(in millions)	2015	2014
Cash flows provided by/(used in):
Operating activities	$1,585	$ 624
Investing activities	(873)	(797)
Financing activities	(930)	(1,277)

Cash flows provided by operations for the three months ended March 31, 2015 were $1.6 billion compared to $624 million for the three months ended March 31, 2014. The increase was primarily due to improved results of operations. Cash provided by operating activities also reflected the favorable impact of a reduction in AbbVie’s voluntary contribution to its main domestic defined benefit plan, which was $150 million and $370 million for the three months ended March 31, 2015 and 2014, respectively. Realized excess tax benefits associated with stock-based compensation totaled $39 million for both the three months ended March 31, 2015 and 2014 and were presented in the condensed consolidated statements of cash flows as an outflow within the operating section and an inflow within the financing section.

For the three months ended March 31, 2015, cash outflows related to collaborations, acquisitions, and other arrangements totaled $736 million, including $100 million related to an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders and $500 million paid to Calico Life Sciences LLC due to the satisfaction of certain conditions under the R&D collaboration. Cash flows from investing activities for the three months ended March 31, 2015 and 2014 also reflected capital expenditures and, for the three months ended March 31, 2015, net sales of short-term investments.

Cash dividend payments totaled $786 million and $641 million for the three months ended March 31, 2015 and 2014, respectively. On February 19, 2015, the board of directors declared a quarterly cash dividend of $0.51 per share for stockholders of record at the close of business on April 15, 2015, payable on May 15, 2015. The timing, declaration, amount of, and payment of any dividends is within the discretion of AbbVie’s board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors.

During the three months ended March 31, 2015 and 2014, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $569 million and $416 million at March 31, 2015 and December 31, 2014, respectively. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed. On March 27, 2015, in connection with the proposed acquisition of Pharmacyclics, AbbVie entered into an $18 billion, 364-Day Bridge Term Loan Credit Agreement (the bridge loan). AbbVie intends to issue approximately $17 billion aggregate principal amount of senior notes to fund the proposed acquisition of Pharmacyclics. Upon this issuance, AbbVie intends to terminate in whole the unused commitments of the lenders under the bridge loan. During the three months ended March 31, 2015, the company paid $59 million of costs relating to the bridge loan.

In February 2013, AbbVie’s board of directors authorized a $1.5 billion common stock repurchase program, which was effective immediately. In October 2014, AbbVie’s board of directors authorized a new $5.0 billion stock repurchase program, which was effective immediately and superseded the prior authorization. Under these programs, the company repurchased approximately 4 million shares for $250 million in the open market during the three months ended March 31, 2015 and approximately 5 million shares for $250 million in the open market during the three months ended March 31, 2014. Purchases of AbbVie shares may be made from time to time at management’s discretion. The program has no time limit and can be discontinued at any time. In March 2015, the board of directors authorized a $5.0 billion increase to the existing stock repurchase program. This increase will support AbbVie’s intention to execute an accelerated share repurchase program to repurchase at least half of the equity issued in connection with the proposed acquisition of Pharmacyclics. AbbVie’s remaining stock repurchase authorization was $9.4 billion as of March 31, 2015.

Cash and equivalents for the three months ended March 31, 2015 were also negatively impacted by net unfavorable exchange rate changes totaling $224 million, principally due to the continued weakening of the Euro and other foreign currencies on the translation of the company’s Euro-denominated assets and cash denominated in foreign currencies. While a significant portion of cash and equivalents at March 31, 2015 are considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at March 31, 2015 have been reinvested indefinitely.

Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with governmental health systems. AbbVie continues to monitor the economic health of the economy in Southern Europe, as heightened economic concerns still exist. Outstanding net governmental receivables in these countries at March 31, 2015 and December, 31 2014 were as follows:

	Net receivables		Net receivables over one year past due
(in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Greece	$35	$30	$—	$—
Portugal	30	27	3	7
Italy	175	176	8	16
Spain	239	213	18	10
Total	$479	$446	$29	$33

AbbVie monitors economic conditions, the creditworthiness of customers, and government regulations and funding, both domestically and abroad. AbbVie regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. AbbVie establishes an allowance against accounts receivable when it is probable they will not be collected. AbbVie also monitors the potential for and periodically has utilized factoring arrangements to mitigate credit risk although the receivables included in such arrangements have historically not been a material amount of total outstanding receivables. Currently, AbbVie does not believe the economic conditions in Southern Europe will have a material impact on the company’s liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of March 31, 2015.

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At March 31, 2015, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were not material. There were no amounts outstanding under the credit facility as of March 31, 2015 and December 31, 2014.

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

Credit Ratings

On April 7, 2015, following the announcement of the proposed combination with Pharmacyclics, Moody’s Investor Service confirmed its Baa1 senior unsecured long-term rating and Prime-2 short-term rating and revised its ratings outlook to “negative” from “stable”. On March 5, 2015, Standard & Poor’s Rating Services (S&P) affirmed AbbVie’s “A” corporate credit rating and senior unsecured debt rating and its “A-1” commercial paper rating and revised its ratings outlook to “negative” from “stable”.  There were no additional changes in the company’s credit ratings in the three months ended March 31, 2015.

Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact the company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of the company’s significant accounting policies is included in Note 2 entitled “Summary of Significant Accounting Policies” to the company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the company’s application of its critical accounting policies during the three months ended March 31, 2015.

FORWARD-LOOKING STATEMENTS

Some statements in this quarterly report on Form 10-Q may be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project” and similar expressions, among others, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, and changes to laws and regulations applicable to our industry. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2014, and in the “Risk Factors” section of AbbVie’s Registration Statement on Form S-4, dated March 23, 2015, as amended, which have been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

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

FOREIGN CURRENCY RISK

AbbVie’s primary net foreign currency exposures are the British pound, Euro, and Japanese yen. Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated transactions denominated in a currency other than the functional currency of the local entity. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive loss in AbbVie’s condensed consolidated balance sheets. Deferred gains or losses on these contracts are included in cost of products sold at the time the products are sold to a third party, generally not exceeding twelve months. At March 31, 2015 and December 31, 2014, AbbVie held $915 million and $1.4 billion, respectively, in notional amounts of such contracts.

AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts, which are not designated as hedges, are marked-to-market, and resulting gains or losses are reflected in net foreign exchange on AbbVie’s condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. At March 31, 2015 and December 31, 2014, AbbVie held notional amounts of $5.0 billion and $6.8 billion, respectively, of such foreign currency forward exchange contracts.

The following table reflects the total foreign currency forward contracts outstanding at March 31, 2015 and December, 31 2014:

	March 31, 2015			December 31, 2014
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$4,077	1.106	$129	$6,342	1.263	$114
British pound	454	1.573	27	563	1.618	21
Japanese yen	355	120.9	(3)	333	116.9	6
All other currencies	1,029	N/A	12	930	N/A	7
Total	$5,915		$165	$8,168		$148

The company estimates that a 10 percent appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $579 million at March 31, 2015. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. A 10 percent appreciation is believed to be a reasonably possible near-term change in foreign currencies. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange.

The company’s Venezuela operations continue to report with the U.S. dollar as the functional currency due to the hyperinflationary status of the Venezuelan economy. Currency restrictions enacted in Venezuela require AbbVie to obtain approval from the Venezuelan government to exchange Venezuelan bolivars for U.S. dollars and require such exchange to be made at the official exchange rate established by the government. In the first quarter of 2014, the Venezuelan government expanded the number of exchange mechanisms to three rates of exchange. As of March 31, 2015, these were the official rate of 6.3; the SICAD rate at approximately 12; and, the SIMADI rate at approximately 193. The company continues to use the official rate of 6.3 Venezuelan bolivars per U.S. dollar to report its Venezuela financial position, results of operations and cash flows, since the company believes that the nature of AbbVie’s business operations qualify for the official rate as permitted by law. The company cannot predict whether there will be further devaluations of the Venezuelan currency or whether the use of the official rate of 6.3 will continue to be supported by evolving facts and circumstances. If circumstances change such that the company concludes it would be appropriate to use a different rate, or if a devaluation of the official rate occurs, it could result in a significant change to AbbVie’s results of operations. At March 31, 2015, AbbVie had approximately $265 million of net monetary assets denominated in the Venezuelan bolivar (converted at a rate of 6.3 VEF/USD) in its Venezuelan entity, which had net sales of $46 million for the three months ended March 31, 2015. If AbbVie’s net monetary assets denominated in the Venezuelan bolivar had been converted at a rate of 12 VEF/USD at March 31, 2015, it would have resulted in a devaluation loss of $126 million for the three months ended March 31, 2015.

INTEREST RATE RISK

Interest rate swaps are used to manage the company’s exposure of changes in interest rates on the fair value of fixed-rate debt. The effect of these hedges is to change the fixed interest rate to a variable rate. AbbVie does not use derivative instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for investment securities. At both March 31, 2015 and December 31, 2014, AbbVie had interest rate hedge contracts totaling $8.0 billion. The company estimates that an increase in the interest rates of 100-basis points would decrease the fair value of our interest rate swap contracts by approximately $336 million at March 31, 2015. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100-basis points in long-term interest rates would decrease the fair value of long-term debt by $732 million at March 31, 2015. A 100-basis point change is believed to be a reasonably possible near-term change in interest rates.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. As part of its separation from Abbott, AbbVie began in 2014 a phased global implementation of a new enterprise resource planning system, related technology infrastructure and transaction processing services to replace the information technology infrastructure and transactional services provided to AbbVie by Abbott under various transition services agreements. These initiatives, which are expected to be completed in 2015, will include modifications to the design and operation of controls over financial reporting. AbbVie reviews these controls for design effectiveness prior to the implementation of each phase.

There were no other changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended March 31, 2015.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 – January 31, 2015	60,512(1)	$51.78	—	$4,699,938,463(2)
February 1, 2015 – February 28, 2015	4,470,774(1)	$57.06	4,363,837	$4,449,940,645(2)
March 1, 2015 – March 31, 2015	1,775(1)	$42.70	—	$9,449,940,645(2)

Total	4,533,061(1)	$56.99	4,363,837	$9,449,940,645(2)

1.              These shares represent:

(i)             the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options—60,512 in January; 106,937 in February; and 1,775 in March; and

(ii)          there were no shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan for the three months ended March 31, 2015.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.              On October 20, 2014, AbbVie announced that its board of directors authorized the purchase of up to $5.0 billion of its common stock, from time to time. In March 2015, the board of directors authorized a $5.0 billion increase to this repurchase program.

ITEM 6.            EXHIBITS

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ William J. Chase
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: May 8, 2015

EXHIBIT INDEX

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

2.1

*Agreement and Plan of Reorganization by and among AbbVie Inc., Oxford Amherst Corporation, Oxford Amherst LLC and Pharmacyclics, Inc. dated as of March 4, 2015 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on March 6, 2015).

2.2

*Amendment No. 1 to Agreement and Plan of Reorganization by and among AbbVie Inc., Oxford Amherst Corporation, Oxford Amherst LLC and Pharmacyclics, Inc. dated as of March 22, 2015 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on March 23, 2015).

4.1

*Support Agreement by and among AbbVie Inc., Oxford Amherst Corporation and Robert W. Duggan dated as of March 4, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 6, 2015).

10.1

*Amendment No. 1 to Revolving Credit Agreement, dated as of March 16, 2015, by and among AbbVie Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 20, 2015).

10.2

*364-Day Bridge Term Loan Credit Agreement, dated as of March 27, 2015, among the Company, as borrower, the various financial institutions party thereto, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 30, 2015).

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

101

The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*  Incorporated herein by reference. Commission file number 001-35565.