Form 10-Q
period 2015-06-30
AbbVie Inc.
filed 2015-08-07
CIK 1551152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, AbbVie Inc. had 1,655,276,338 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I.              FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Net revenues	$5,475	$4,926	$10,515	$9,489

Cost of products sold	916	1,113	1,858	2,213
Selling, general and administrative	1,703	1,448	3,176	2,788
Research and development	981	834	1,792	1,606
Acquired in-process research and development	23	16	150	16
Total operating costs and expenses	3,623	3,411	6,976	6,623
Operating earnings	1,852	1,515	3,539	2,866

Interest expense, net	164	69	290	134
Net foreign exchange loss	14	5	178	8
Other (income) expense, net	(4)	8	(3)	5
Earnings before income tax expense	1,678	1,433	3,074	2,719
Income tax expense	312	335	686	641
Net earnings	$1,366	$1,098	$2,388	$2,078

Per share data
Basic earnings per share	$0.84	$0.69	$1.48	$1.30
Diluted earnings per share	$0.83	$0.68	$1.47	$1.29
Cash dividends declared per common share	$0.51	$0.42	$1.02	$0.84

Weighted-average basic shares outstanding	1,620	1,594	1,608	1,594
Weighted-average diluted shares outstanding	1,633	1,608	1,621	1,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Net earnings	$1,366	$1,098	$2,388	$2,078

Foreign currency translation adjustments, net of tax expense (benefit) of $21 and $(10) for the three months ended June 30, 2015 and 2014, respectively, and $(108) and $(13) for the six months ended June 30, 2015 and 2014, respectively	133	(38)	(416)	(67)

Pension and post-employment benefits, net of tax expense of $8 and $5 for the three months ended June 30, 2015 and 2014, respectively, and $18 and $9 for the six months ended June 30, 2015 and 2014, respectively	13	11	68	23

Unrealized gains on marketable equity securities, net of tax expense of $1 and $1 for the three and six months ended June 30, 2015, respectively	8	—	9	—

Hedging activities, net of tax (benefit) expense of $(1) and $— for the three months ended June 30, 2015 and 2014, respectively, and $(2) and $2 for the six months ended June 30, 2015 and 2014, respectively	(61)	33	(4)	66
Other comprehensive income (loss)	93	6	(343)	22
Comprehensive income	$1,459	$1,104	$2,045	$2,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and equivalents	$7,400	$8,348
Short-term investments	879	26
Accounts and other receivables, net	4,367	3,735
Inventories, net	1,623	1,124
Deferred income taxes	1,227	896
Prepaid expenses and other	1,381	1,952
Total current assets	16,877	16,081

Investments	134	92
Property and equipment, net	2,517	2,485
Intangible assets, net of amortization	19,937	1,513
Goodwill	13,209	5,862
Other assets	1,181	1,480
Total assets	$53,855	$27,513

Liabilities and Equity
Current liabilities
Short-term borrowings	$—	$425
Current portion of long-term debt and lease obligations	4,007	4,014
Accounts payable and accrued liabilities	7,251	6,954
Total current liabilities	11,258	11,393

Long-term debt and lease obligations	27,116	10,538
Deferred income taxes	6,059	159
Other long-term liabilities	3,918	3,681

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.01 par value, authorized 4,000,000,000 shares, issued 1,747,418,869 and 1,609,519,046 shares as of June 30, 2015 and December 31, 2014, respectively	17	16
Common stock held in treasury, at cost, 92,142,531 and 18,129,715 shares as of June 30, 2015 and December 31, 2014, respectively	(5,816)	(972)
Additional paid-in capital	12,421	4,194
Retained earnings	1,256	535
Accumulated other comprehensive loss	(2,374)	(2,031)
Total stockholders’ equity	5,504	1,742

Total liabilities and equity	$53,855	$27,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2015	2014
Cash flows from operating activities
Net earnings	$2,388	$2,078
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	194	192
Amortization of intangible assets	154	209
Stock-based compensation	174	154
Upfront costs related to collaborations	150	16
Other, net	395	(60)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	(588)	120
Inventories	(160)	97
Prepaid expenses and other assets	301	(248)
Accounts payable and other liabilities	409	(217)
Cash flows from operating activities	3,417	2,341

Cash flows from investing activities
Acquisition of Pharmacyclics, Inc., net of cash acquired	(11,488)	—
Other acquisitions and investments	(794)	(17)
Acquisitions of property and equipment	(260)	(279)
Purchases of investment securities	(851)	(1,160)
Sales and maturities of investment securities	9	300
Cash flows from investing activities	(13,384)	(1,156)

Cash flows from financing activities
Net change in short-term borrowings	(425)	(162)
Proceeds from issuance of long-term debt	16,655	—
Debt issuance cost	(179)	—
Dividends paid	(1,604)	(1,314)
Purchases of treasury stock	(5,344)	(353)
Proceeds from the exercise of stock options	101	127
Net transactions with Abbott Laboratories, excluding noncash items	—	53
Other, net	35	(43)
Cash flows from financing activities	9,239	(1,692)

Effect of exchange rate changes on cash and equivalents	(220)	(2)

Net decrease in cash and equivalents	(948)	(509)
Cash and equivalents, beginning of period	8,348	9,595

Cash and equivalents, end of period	$7,400	$9,086

Supplemental Schedule of Non-Cash Investing and Financing Activities
Issuance of common stock associated with the acquisition of Pharmacyclics, Inc.	$8,405	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1    Background and Basis of Presentation

Background

The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacture, and sale of a broad line of pharmaceutical products. AbbVie’s products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from AbbVie-owned distribution centers and public warehouses. Substantially all of AbbVie’s net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to customers or through distributors, depending on the market served.

AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100 percent of the outstanding common stock of AbbVie to Abbott’s shareholders (the separation). In connection with the separation, AbbVie and Abbott entered into transition services agreements covering certain corporate support and back office services that AbbVie historically received from Abbott. Such services include information technology, accounts payable, payroll, receivables collection, treasury, and other financial functions, as well as order entry, warehousing, engineering support, quality assurance support, and other administrative services. These agreements facilitated the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office functions across its organization. The majority of these transition service agreements expired without extension at December 31, 2014; however, some of these services continue to be provided to AbbVie on a temporary basis. The remaining transition services agreements are expected to terminate during 2015.

During the three and six months ended June 30, 2015 and 2014, AbbVie incurred certain separation-related expenses, which were principally classified in selling, general and administrative (SG&A) expenses in the condensed consolidated statements of earnings. Separation-related expenses for the three months ended June 30, 2015 and 2014 were $95 million and $110 million, respectively, and were $199 million and $190 million for the six months ended June 30, 2015 and 2014, respectively.

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

It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the company’s financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results.

For a certain portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and satisfy other regulatory requirements in certain countries. Under the terms of the separation agreement with Abbott, AbbVie is responsible for the business activities conducted by Abbott on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in AbbVie’s condensed consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014. Substantially all of these operations have been transferred to AbbVie as of June 30, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As currently issued, this guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Once this new effective date is codified, AbbVie may adopt the new guidance for annual and interim periods beginning on or after December 15, 2016 or 2017. AbbVie is currently assessing the timing of its adoption and the impact of adopting this guidance on its consolidated financial statements and the implementation approach to be used.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted on a retrospective basis.

AbbVie elected to adopt ASU 2015-03 early, effective in the quarter ended June 30, 2015. As a result, AbbVie reclassified approximately $7 million and $27 million of net deferred financing costs from prepaid expenses and other current assets and other long-term assets, respectively, to a reduction in the carrying amount of its long-term debt as of December 31, 2014. Total debt issuance costs classified as a reduction to long-term debt and lease obligations (current and non-current) were $122 million as of June 30, 2015.

Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Interest expense	$172	$73	$304	$143
Interest income	(8)	(4)	(14)	(9)
Interest expense, net	$164	$69	$290	$134

Interest expense, net for the three and six months ended June 30, 2015 included $27 million and $86 million, respectively, of financing-related costs incurred in connection with the acquisition of Pharmacyclics, Inc. (Pharmacyclics). Refer to Note 4 for additional information.

Inventories

(in millions)	June 30, 2015	December 31, 2014
Finished goods	$478	$341
Work-in-process	1,019	629
Raw materials	126	154
Inventories, net	$1,623	$1,124

Inventories, net as of June 30, 2015 included $490 million acquired through the acquisition of Pharmacyclics. Refer to Note 4 for additional information.

Property and Equipment

(in millions)	June 30, 2015	December 31, 2014
Property and equipment, gross	$7,172	$7,105
Less accumulated depreciation	(4,655)	(4,620)
Property and equipment, net	$2,517	$2,485

Depreciation expense for the three months ended June 30, 2015 and 2014 was $104 million and $103 million, respectively, and was $194 million and $192 million for the six months ended June 30, 2015 and 2014, respectively.

Note 3    Earnings Per Share

AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For both the three and six months ended June 30, 2015, the two-class method was more dilutive. As such, the dilutive effect of outstanding restricted stock units (RSUs) and restricted stock awards (RSAs) for both the three and six months ended June 30, 2015 of approximately 3 million shares and 3 million shares, respectively, were excluded from the denominator for the calculation of diluted EPS. These awards otherwise would have been included in the calculation of EPS under the treasury stock method. Additionally, all earnings (distributed and undistributed) allocable to participating securities, including performance-based awards not otherwise included in the calculation of EPS under the treasury stock method, were excluded from the numerator for the calculation of basic and diluted earnings per share under the two-class method. Earnings allocable to participating securities for the three and six months ended June 30, 2015 were $7 million and $11 million, respectively.

As further described in Note 10, AbbVie entered into and executed a $5.0 billion accelerated share repurchase agreement (ASR) with Morgan Stanley & Co. LLC (Morgan Stanley) on May 26, 2015, pursuant to which AbbVie paid $5.0 billion for an initial delivery of 68 million shares of AbbVie’s common stock. The initial delivery of shares represented approximately 90% of the total shares expected to be delivered under the ASR, with final settlement expected to occur before the end of the fourth quarter of 2015. For purposes of calculating EPS, AbbVie reflected the ASR as a repurchase of AbbVie common stock and as a forward contract indexed to its own common stock. See Note 10 for additional information.

The number of common shares issuable under stock-based compensation plans and the ASR that were excluded from the computation of earnings per common share because the effect would have been antidilutive were not material for both the three and six months ended June 30, 2015.

For both the three and six months ended June 30, 2014, AbbVie determined the two-class method was more dilutive. As a result, the dilutive effect of outstanding RSUs and RSAs of approximately 3 million shares and 4 million shares, respectively, were excluded from the denominator for the calculation of diluted EPS for the three and six months ended June 30, 2014. Additionally, earnings allocable to participating securities for the three and six months ended June 30, 2014 was $7 million and $11 million, respectively. For both the three and six months ended June 30, 2014, the number of common shares issuable under stock-based compensation plans that were excluded from the computation of earnings per common share because the effect would have been antidilutive were not material.

Note 4    Licensing, Acquisitions and Other Arrangements

Acquisition of Pharmacyclics

On May 26, 2015, AbbVie acquired Pharmacyclics through a tender offer for approximately $20.8 billion, including cash consideration of $12.4 billion and equity consideration of $8.4 billion. Pharmacyclics is a biopharmaceutical company that develops and commercializes novel therapies for people impacted by cancer. Pharmacyclics markets IMBRUVICA® (ibrutinib), a Bruton’s tyrosine kinase (BTK) inhibitor, targeting B-cell malignancies. Each outstanding Pharmacyclics share was exchanged for (i) $152.25 in cash and $109.00 in fair market value of AbbVie common stock, (ii) $261.25 in cash, or (iii) $261.25 in fair market value of AbbVie common stock, at the election of each holder, subject to the election and proration of the consideration at 58 percent cash and 42 percent AbbVie common stock.

The total consideration for the acquisition of Pharmacyclics was approximately $20.8 billion, consisting of cash and approximately 128 million shares of AbbVie common stock, and is summarized as follows:

(in millions)
Fair value of AbbVie common stock issued to Pharmacyclics stockholders	$8,405
Cash consideration paid to Pharmacyclics stockholders	11,749
Cash consideration paid to Pharmacyclics equity award holders	616
Total consideration	$20,770

The acquisition of Pharmacyclics has been accounted for as a business combination using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed in the acquisition has not yet been finalized as of June 30, 2015. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. The completion of the valuation will occur no later than one year from the acquisition date and may result in significant changes to the recognized assets and liabilities.

The following table summarizes preliminary fair values of assets acquired and liabilities assumed as of the May 26, 2015 acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and equivalents	$877
Short-term investments	11
Accounts and other receivables	106
Inventories	509
Other assets	212
Intangible assets
Definite-lived developed product rights	4,590
Definite-lived license agreements	6,780
Indefinite-lived research and development	7,170
Accounts payable and accrued liabilities	(381)
Deferred income taxes	(6,452)
Other long-term liabilities	(254)
Total identifiable net assets	13,168
Goodwill	7,602
Total assets acquired and liabilities assumed	$20,770

The fair market value step-up adjustment to inventories of $462 million will be amortized to cost of products sold when the inventory is sold to customers, which is expected to be a period of approximately 18 months.

Intangible assets relate to the IMBRUVICA developed product rights, acquired in-process research and development (IPR&D) in the United States related to additional indications for IMBRUVICA, and the contractual rights to IMBRUVICA profits and losses outside the United States as a result of the collaboration agreement with Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson. Refer to Note 5 for additional information regarding the collaboration with Janssen. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of 13 years using the estimated pattern of economic benefit. The estimated fair value of the IPR&D and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recognized from the acquisition of Pharmacyclics includes expected synergies, including the ability to leverage the respective strengths of each business, expanding the combined company’s product portfolio, acceleration of clinical and commercial presence in oncology and establishment of a strong leadership position in hematological oncology. The goodwill is not deductible for tax purposes.

From the acquisition date through June 30, 2015, AbbVie’s condensed consolidated statements of earnings included net revenues of $107 million and an operating loss of $337 million associated with the acquisition. The operating loss included $226 million of acquisition-related compensation expense, $39 million of inventory step-up and intangible asset amortization, and $89 million of transaction and integration costs. Of these costs, $222 million was recorded within SG&A expense, $93 million within research and development (R&D) expense, and $39 million within cost of products sold.

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of AbbVie and Pharmacyclics for the three and six months ended June 30, 2015 and 2014 as if the acquisition of Pharmacyclics had occurred on January 1, 2014:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share information)	2015	2014	2015	2014
Net revenues	$5,625	$5,039	$10,871	$9,721
Net earnings	$1,567	$858	$2,448	$1,355
Basic earnings per share	$0.92	$0.50	$1.43	$0.79
Diluted earnings per share	$0.91	$0.49	$1.42	$0.78

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Pharmacyclics. In order to reflect the occurrence of the acquisition on January 1, 2014 as required, the unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with of acquisition-date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of acquisition, integration and financing-related costs incurred during the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2014. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

Other Licensing & Acquisitions Activity

For the three and six months ended June 30, 2015, the company recorded IPR&D charges of $23 million and $150 million, respectively. Excluding the acquisition of Pharmacyclics, cash outflows related to other acquisitions and investments totaled $794 million for the six months ended June 30, 2015, and included a $500 million payment to Calico Life Sciences LLC (Calico) as a result of the satisfaction of certain conditions under the R&D collaboration with Calico for which a charge to IPR&D was recorded in 2014.

In March 2015, AbbVie entered into an exclusive worldwide license agreement with C2N Diagnostics to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders. As part of the agreement, AbbVie made an initial upfront payment of $100 million, which was expensed to IPR&D in the six months ended June 30, 2015. Upon the achievement of certain development, regulatory, and commercial milestones, AbbVie could make additional payments of up to $685 million, as well as royalties on net sales.

No material transactions or cash flows related to significant acquisitions and investments were recognized during the six months ended June 30, 2014.

Note 5    Collaboration with Janssen Biotech, Inc.

In December 2011, Pharmacyclics entered into a worldwide collaboration and license agreement with Janssen for the joint development and commercialization of IMBRUVICA, a novel, orally active, selective covalent inhibitor of BTK, and certain compounds structurally related to IMBRUVICA, for oncology and other indications, excluding all immune and inflammatory mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the United States and outside the United States.

The collaboration provides Janssen with an exclusive license to commercialize IMBRUVICA outside of the United States and co-exclusively with AbbVie in the United States. Both parties are responsible for the development, manufacturing and marketing of any products generated as a result of the collaboration. The collaboration has no set duration or specific expiration date and provides for potential future development, regulatory and approval milestone payments of up to $220 million to AbbVie.

The collaboration includes a cost sharing arrangement for associated collaboration activities. Except in certain cases, in general, Janssen is responsible for approximately 60% of collaboration development costs and AbbVie is responsible for the remaining 40% of collaboration development costs. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of products. Janssen is responsible for and has exclusive rights to commercialize IMBRUVICA outside the United States. While both parties have co-exclusive rights to commercialize the products in the United States, AbbVie is the principal in the end-customer product sales. Operating expenses for costs incurred under the collaboration are reported in their respective expense line items, net of any payments due or reimbursements due from Janssen. Revenues and profit share costs related to sales of IMBRUVICA in the United States are included in net revenues and cost of products sold, respectively. Amounts payable to AbbVie by Janssen for IMBRUVICA sales outside the United States are included in collaboration revenues.

Janssen’s share of the pre-tax U.S. profits under the collaboration was $45 million for the second quarter of 2015 and was recorded within cost of products sold in the condensed consolidated statements of earnings. AbbVie’s share of IMBRUVICA sales outside the United States and cost sharing expenses were not material for both the three and six months ended June 30, 2015. At June 30, 2015, AbbVie’s receivable from Janssen was $25 million and AbbVie’s payable to Janssen was $98 million, which were classified in accounts receivable and other and accounts payable and accrued liabilities, respectively, in AbbVie’s condensed consolidated balance sheet.

Note 6    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of AbbVie’s goodwill:

(in millions)
Balance as of December 31, 2014	$5,862
Additions	7,602
Foreign currency translation and other adjustments	(255)
Balance as of June 30, 2015	$13,209

Goodwill additions related to the acquisition of Pharmacyclics in the second quarter of 2015. Refer to Note 4 for additional information regarding this acquisition. As of June 30, 2015, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Intangible Assets, Net

The following table summarizes AbbVie’s intangible assets:

	June 30, 2015			December 31, 2014
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$9,107	$(3,788)	$5,319	$4,546	$(3,706)	$840
License agreements	7,953	(914)	7,039	1,097	(869)	228
Total definite-lived intangible assets	17,060	(4,702)	12,358	5,643	(4,575)	1,068
Indefinite-lived research and development	7,579	—	7,579	445	—	445
Total intangible assets, net	$24,639	$(4,702)	$19,937	$6,088	$(4,575)	$1,513

Intangible assets with finite useful lives are amortized over their estimated useful lives. Amortization expense was $86 million and $99 million for the three months ended June 30, 2015 and 2014, respectively, and $154 million and $209 million for the six months ended June 30, 2015 and 2014, respectively, and is included in cost of products sold in the condensed consolidated statements of earnings. The anticipated annual amortization expense for intangible assets recorded as of June 30, 2015 is $387 million in 2015, $675 million in 2016, $950 million in 2017, $1.2 billion in 2018, and $1.4 billion in 2019.

The indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The latest impairment assessment of intangible assets not subject to amortization was completed in the third quarter of 2014. No impairment charges were recorded in the six months ended June 30, 2015 and 2014. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if indicators of impairment exist.

The increase in intangible assets during 2015 was primarily due to the acquisition of Pharmacyclics in the second quarter of 2015. These intangible assets will be amortized using the estimated pattern of economic benefit. Refer to Note 4 for additional information regarding this acquisition.

Note 7    Restructuring Plans

Restructuring charges recorded for the three and six months ended June 30, 2015 were $19 million and $28 million, respectively, and were primarily recorded in R&D expense and cost of products sold in the condensed consolidated statements of earnings. For both the three and six months ended June 30, 2015, restructuring charges included asset impairments of $11 million. The remaining charges primarily related to employee severance.

Restructuring charges for the three and six months ended June 30, 2014 were $5 million and $9 million, respectively. These charges were primarily recorded in cost of products sold in the condensed consolidated statements of earnings and primarily related to employee severance.

The following summarizes the cash activity in the restructuring reserve for the six months ended June 30, 2015:

(in millions)
Accrued balance at December 31, 2014	$122
2015 restructuring charges	17
Payments and other adjustments	(30)
Accrued balance at June 30, 2015	$109

The restructuring reserve balance as of June 30, 2015 primarily related to restructuring plans approved in years prior to 2013 to realign AbbVie’s worldwide manufacturing operations and selected commercial and R&D operations in the United States and internationally in order to reduce costs.

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

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $427 million and $1.4 billion at June 30, 2015 and December 31, 2014, respectively, are designated as cash flow hedges and are recorded at fair value. Accumulated gains and losses as of June 30, 2015 will be included in cost of products sold at the time the products are sold, generally not exceeding twelve months.

The company enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At June 30, 2015 and December 31, 2014, AbbVie held notional amounts of $5.5 billion and $6.8 billion, respectively, of such foreign currency forward exchange contracts.

AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, totaling $11.0 billion and $8.0 billion at June 30, 2015 and December 31, 2014, respectively. The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of June 30, 2015:

	Fair value – Derivatives in asset position		Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	Amount	Balance sheet caption	Amount
Foreign currency forward exchange contracts —
Hedging instruments	Prepaid expenses and other	$37	Accounts payable and accrued liabilities	$—
Others not designated as hedges	Prepaid expenses and other	24	Accounts payable and accrued liabilities	29
Interest rate swaps designated as fair value hedges	n/a	—	Other long-term liabilities	179
Total derivatives		$61		$208

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of December 31, 2014:

	Fair value – Derivatives in asset position		Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	Amount	Balance sheet caption	Amount
Foreign currency forward exchange contracts —
Hedging instruments	Prepaid expenses and other	$141	Accounts payable and accrued liabilities	$—
Others not designated as hedges	Prepaid expenses and other	70	Accounts payable and accrued liabilities	63
Interest rate swaps designated as fair value hedges	n/a	—	Other long-term liabilities	180
Total derivatives		$211		$243

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The unrealized gains/(losses) for the effective portions of the derivative instruments designated as cash flow hedges recognized in other comprehensive income were $(11) million and $9 million for the three months ended June 30, 2015 and 2014, respectively, and $76 million and $30 million, respectively, for the six months ended June 30, 2015 and 2014. The amount of hedge ineffectiveness was not significant for the three and six months ended June 30, 2015 or 2014.

The following table summarizes the location in the condensed consolidated statements of earnings and the amount of gain/(loss) recognized into net earnings for derivative instruments, including the effective portions of the gain/(loss) reclassified out of accumulated other comprehensive loss into net earnings:

		Three months ended June 30,		Six months ended June 30,
(in millions)	Income statement caption	2015	2014	2015	2014
Foreign currency forward exchange contracts —
Designated as cash flow hedges	Cost of products sold	$51	$(24)	$82	$(36)
Not designated as hedges	Net foreign exchange loss	4	(18)	(165)	(19)
Interest rate swaps designated as fair value hedges	Interest expense, net	(121)	86	—	172
Total		$(66)	$44	$(83)	$117

The gain/(loss) related to fair value hedges is recognized in interest expense, net and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to interest expense, net for the three and six months ended June 30, 2015 and 2014.

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

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheet as of June 30, 2015:

		Basis of fair value measurement
(in millions)	Balance at June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$7,400	$1,136	$6,264	$—
Time deposits	861	—	861	—
Equity securities	52	52	—	—
Foreign currency contracts	61	—	61	—
Total assets	$8,374	$1,188	$7,186	$—
Liabilities
Interest rate hedges	$179	$—	$179	$—
Foreign currency contracts	29	—	29	—
Total liabilities	$208	$—	$208	$—

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

Cumulative net unrealized holding gains on available-for-sale equity securities totaled $12 million and $3 million at June 30, 2015 and December 31, 2014, respectively.

There have been no transfers of assets or liabilities between the fair value measurement levels.

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. The carrying values and fair values of certain financial instruments as of June 30, 2015 and December 31, 2014 are shown in the table below:

	Book values		Approximate fair values
(in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Assets
Investments	$100	$95	$151	$145
Liabilities
Short-term borrowings	—	425	—	425
Current portion of long-term debt and lease obligations	4,007	4,014	4,010	4,026
Long-term debt and lease obligations, excluding fair value hedges	27,295	10,718	27,017	10,803

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of June 30, 2015:

		Basis of fair value measurement
(in millions)	Fair Value at June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$151	$64	$18	$69
Total assets	$151	$64	$18	$69
Liabilities
Short-term borrowings	$—	$—	$—	$—
Current portion of long-term debt and lease obligations	4,010	3,987	23	—
Long-term debt and lease obligations, excluding fair value hedges	27,017	26,924	93	—
Total liabilities	$31,027	$30,911	$116	$—

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2014:

		Basis of fair value measurement
(in millions)	Fair Value at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$145	$68	$13	$64
Total assets	$145	$68	$13	$64
Liabilities
Short-term borrowings	$425	$—	$425	$—
Current portion of long-term debt and lease obligations	4,026	4,005	21	—
Long-term debt and lease obligations, excluding fair value hedges	10,803	10,710	93	—
Total liabilities	$15,254	$14,715	$539	$—

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

Concentrations of Risk

The company invests excess cash in time deposits, money market funds, and U.S. Treasury securities and diversifies the concentration of cash among different financial institutions. The company monitors concentrations of credit risk associated with deposits with financial institutions. Credit exposure limits have been established to limit a concentration with any single issuer or institution.

At June 30, 2015, AbbVie had approximately $260 million of net monetary assets denominated in the Venezuelan bolivar (converted at a rate of 6.3 VEF/USD) in its Venezuelan entity, which had net revenues of $51 million and $97 million for the three and six months ended June 30, 2015, respectively. If AbbVie’s net monetary assets denominated in the Venezuelan bolivar had been converted at a rate of 12.8 VEF/USD at June 30, 2015, it would have resulted in a devaluation loss of $132 million for both the three and six months ended June 30, 2015, respectively. The company cannot predict whether there will be further devaluations of the Venezuelan currency or whether the use of the official rate of 6.3 will continue to be supported by evolving facts and circumstances. If circumstances change such that the company concludes it would be appropriate to use a different rate, or if a devaluation of the official rate occurs, it could result in a significant change to AbbVie’s results of operations.

Three U.S. wholesalers accounted for 47 percent and 49 percent of total net accounts receivable as of June 30, 2015 and December 31, 2014, respectively, and substantially all of AbbVie’s sales in the United States are to these three wholesalers. In addition, net governmental receivables outstanding in Greece, Portugal, Italy, and Spain totaled $514 million at June 30, 2015 and $446 million at December 31, 2014.

HUMIRA® (adalimumab) is AbbVie’s single largest product and accounted for approximately 63 percent and 62 percent of AbbVie’s total net revenues in the six months ended June 30, 2015 and 2014, respectively.

Debt and Credit Facilities

In May 2015, the company issued $16.7 billion aggregate principal amount of unsecured senior notes, consisting of $3.0 billion aggregate principal amount of its 1.8% senior notes due 2018, $3.75 billion aggregate principal amount of its 2.5% senior notes due 2020, $1.0 billion aggregate principal amount of its 3.2% senior notes due 2022, $3.75 billion aggregate principal amount of its 3.6% senior notes due 2025, $2.5 billion aggregate principal amount of its 4.5% senior notes due 2035 and $2.7 billion aggregate principal amount of its 4.7% senior notes due 2045. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium. Debt issuance costs incurred in connection with the offering totaled $93 million and are being amortized over the respective terms of the notes to interest expense, net in the condensed consolidated statements of earnings. The senior notes contain customary covenants, all of which the company remains in compliance with as of June 30, 2015.

Approximately $11.5 billion of the net proceeds were used to finance the acquisition of Pharmacyclics and approximately $5.0 billion of the net proceeds were used to finance the accelerated share repurchase agreement with Morgan Stanley. Refer to Notes 4 and 10 for additional information related to the acquisition of Pharmacyclics and the ASR, respectively.

In March 2015, AbbVie entered into an $18 billion, 364-Day Bridge Term Loan Credit Agreement (the bridge loan) in support of the planned acquisition of Pharmacyclics. No amounts were drawn under the bridge loan, which was terminated in the second quarter of 2015 as a result of the company’s May 2015 issuance of the senior notes. Interest expense, net for the three and six months ended June 30, 2015 included $27 million and $86 million, respectively, of costs related to the bridge loan.

Short-term borrowings include commercial paper borrowings of $416 million as of December 31, 2014. There were no short-term borrowings outstanding as of June 30, 2015. The weighted-average interest rate on outstanding commercial paper borrowings for the six months ended June 30, 2015 and 2014 was 0.3 percent and 0.2 percent, respectively.

As of June 30, 2015, AbbVie was in compliance with the financial covenants of its $3.0 billion unsecured credit facility. No amounts were outstanding under this facility as of June 30, 2015 and December 31, 2014.

Note 9            Post-Employment Benefits

The following is a summary of net periodic benefit costs relating to the company’s defined benefit and other post-employment plans for the three months ended June 30, 2015 and 2014:

	Defined benefit plans		Other post- employment plans
(in millions)	2015	2014	2015	2014
Service cost	$56	$44	$6	$5
Interest cost	54	54	6	5
Expected return on plan assets	(82)	(76)	—	—
Amortization of actuarial losses (gains) and prior service costs	30	17	—	(1)
Net periodic benefit cost	$58	$39	$12	$9

The following is a summary of net periodic benefit costs relating to the company’s defined benefit and other post-employment plans for the six months ended June 30, 2015 and 2014:

	Defined benefit plans		Other post- employment plans
(in millions)	2015	2014	2015	2014
Service cost	$114	$87	$12	$10
Interest cost	110	109	12	11
Expected return on plan assets	(163)	(151)	—	—
Amortization of actuarial losses (gains) and prior service costs	64	34	1	(2)
Net periodic benefit cost	$125	$79	$25	$19

AbbVie made voluntary contributions of $150 million and $370 million in the six months ended June 30, 2015 and 2014 to its main domestic defined benefit pension plan.

Note 10     Equity

Stock-Based Compensation

Stock-based compensation expense was $55 million and $49 million for the three months ended June 30, 2015 and 2014, respectively, and $174 million and $154 million for the six months ended June 30, 2015 and 2014, respectively, and is principally classified in SG&A expenses with the remainder classified in R&D expense and cost of products sold.

Prior to separation, AbbVie employees participated in Abbott’s incentive stock program. The AbbVie 2013 Incentive Stock Program, adopted at the time of separation, facilitated the assumption of certain awards granted under Abbott’s incentive stock program and authorizes the post-separation grant of several different forms of benefits, including nonqualified stock options, RSAs, RSUs, and performance-based RSAs and RSUs.

In connection with the separation, outstanding Abbott employee stock options, RSAs, and RSUs previously issued under Abbott’s incentive stock program, were adjusted and converted into new Abbott and AbbVie stock-based awards using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the separation. Upon the separation on January 1, 2013, holders of Abbott stock options, RSAs, and RSUs, generally received one AbbVie stock-based award for each Abbott stock-based award outstanding. These adjusted awards retained the vesting schedule and expiration date of the original awards. No awards have been granted to Abbott employees other than in connection with the separation.

Stock Options

The exercise price for options granted is equal to at least 100 percent of the market value on the date of grant. Stock options typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period.

The fair value of stock options is determined using the Black-Scholes model. The weighted-average grant-date fair values of the stock options granted during the six months ended June 30, 2015 and 2014 were $9.96 and $9.83, respectively. Stock-based compensation expense attributable to options during each of the periods presented was not material.

The following table summarizes AbbVie stock option activity for both AbbVie and Abbott employees for the six months ended June 30, 2015:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2014	28,280	$28.53	3.3	$1,044
Granted	1,205	58.88
Exercised	(4,000)	26.77
Lapsed	(42)	27.44
Outstanding at June 30, 2015	25,443	30.25	3.4	$940
Exercisable at June 30, 2015	22,965	$27.92	2.8	$902

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last day of trading for the six months ended June 30, 2015. The total intrinsic value of options exercised was $59 million and $39 million for the three months ended June 30, 2015 and 2014, respectively, and $143 million and $111 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, $7 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs & RSUs

The following table summarizes AbbVie RSA and RSU activity (including performance-based awards) for both AbbVie and Abbott employees for the six months ended June 30, 2015:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2014	12,815	$40.98
Granted	4,493	58.89
Vested	(5,522)	37.25
Lapsed	(297)	47.63
Outstanding at June 30, 2015	11,489	$49.60

The weighted-average grant date fair value per share of RSAs and RSUs (including performance-based awards) is determined based on the number of shares granted and the quoted price of the company’s common stock on the date of the grant. The fair market value of RSAs and RSUs vested was $14 million and $11 million for the three months ended June 30, 2015 and 2014, respectively, and $324 million and $325 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, $264 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

Cash Dividends

On June 18, 2015, the board of directors declared a quarterly cash dividend of $0.51 per share. The dividend is payable August 14, 2015 to stockholders of record at the close of business on July 15, 2015. Additionally, on February 13 and May 15, 2015, AbbVie paid quarterly cash dividends of $0.49 and $0.51 per share of common stock, respectively, which were declared by the board of directors on October 20, 2014 and February 19, 2015, respectively. The dividends declared on October 20, 2014 and February 19, 2015, represented an increase of nearly 17 percent and approximately 4 percent, respectively, over the previous quarterly rate of $0.42 per share and $0.49 per share, respectively.

On February 14, May 15, and August 15, 2014, AbbVie paid quarterly cash dividends of $0.40, $0.42, and $0.42 per share of common stock, respectively, which were declared by the board of directors on December 12, 2013, February 20, 2014, and June 19, 2014 respectively.

Stock Repurchase Program

On February 15, 2013, AbbVie’s board of directors authorized a $1.5 billion common stock repurchase program. On October 20, 2014, AbbVie’s board of directors authorized a new $5.0 billion stock repurchase program, which was effective immediately and superseded the previous authorization. This program is expected to be executed over the next several years. The stock repurchase authorization permits purchases of AbbVie shares from time to time in open market or private transactions at management’s direction depending on the company’s cash flows, net debt level, and market conditions. The program has no time limit and can be discontinued at any time.

In March 2015, the board of directors authorized a $5.0 billion increase to the existing stock repurchase program in anticipation of executing an accelerated share repurchase agreement in connection with the acquisition of Pharmacyclics. On May 26, 2015, AbbVie entered into and executed the $5.0 billion ASR with Morgan Stanley. Pursuant to the terms of ASR, Morgan Stanley made an initial delivery of approximately 68 million shares of AbbVie’s common stock on May 27, 2015, which represented approximately 90% of the total shares expected to be delivered under the ASR. AbbVie recorded the aggregate $5.0 billion purchase price as a reduction to stockholders’ equity, consisting of a $4.5 billion increase in common stock held in treasury and a $500 million reduction in additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2015. At settlement of the ASR, Morgan Stanley may be required to deliver additional shares of AbbVie’s common stock to AbbVie, or AbbVie may be required to deliver shares of its common stock or may elect to make a cash payment to Morgan Stanley. The number of shares to be delivered or the amount of such payment shall be based on the difference between the daily volume-weighted average price of AbbVie’s common stock during the term of the ASR and the initial $5.0 billion paid. The final settlement of the ASR is expected to occur before the end of the fourth quarter of 2015 and may be accelerated at the option of Morgan Stanley.

In addition, AbbVie repurchased approximately 4 million shares for $250 million in the open market during the six months ended June 30, 2015 and approximately 5 million shares for $250 million in the open market during the six months ended June 30, 2014. Shares repurchased under these programs are recorded at acquisition cost, including related expenses, and are available for general corporate purposes. AbbVie’s remaining stock repurchase authorization was $4.4 billion as of June 30, 2015.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax for the six months ended June 30, 2015:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains on marketable equity securities	Hedging activities	Total
Balance as of December 31, 2014	$(603)	$(1,608)	$3	$177	$(2,031)
Other comprehensive (loss) income before reclassifications	(416)	21	9	76	(310)
Amounts reclassified from accumulated other comprehensive loss	—	47	—	(80)	(33)
Net current-period other comprehensive (loss) income	(416)	68	9	(4)	(343)
Balance as of June 30, 2015	$(1,019)	$(1,540)	$12	$173	$(2,374)

Other comprehensive loss for the six months ended June 30, 2015 includes foreign currency translation adjustments totaling a loss of $416 million, which was principally driven by the impact of the continued weakening of the Euro in the six months ended June 30, 2015 on the translation of the company’s Euro-denominated assets.

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax for the six months ended June 30, 2014:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains on marketable equity securities	Hedging activities	Total
Balance as of December 31, 2013	$470	$(827)	$2	$(87)	$(442)
Other comprehensive (loss) income before reclassifications	(67)	—	—	30	(37)
Amounts reclassified from accumulated other comprehensive loss	—	23	—	36	59
Net current-period other comprehensive (loss) income	(67)	23	—	66	22
Balance as of June 30, 2014	$403	$(804)	$2	$(21)	$(420)

The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(in millions) (brackets denote losses)	2015	2014	2015	2014
Pension and post-employment benefits
Amortization of actuarial losses and other (a)	$30	$16	$65	$32
Less tax benefit	(8)	(5)	(18)	(9)
Total reclassification, net of tax	$22	$11	$47	$23
Hedging activities
(Gains) losses on designated cash flow hedges (b)	$(51)	$24	$(82)	$36
Less tax expense	1	—	2	—
Total reclassification, net of tax	$(50)	$24	$(80)	$36

(a) Amounts are included in the computation of net periodic benefit cost (see Note 9).

(b) Amounts are included in cost of products sold (see Note 8).

Note 11     Income Taxes

The effective tax rate was 19 percent and 22 percent for the three and six months ended June 30, 2015, respectively, and 23 percent and 24 percent for the three and six months ended June 30, 2014, respectively. The effective tax rate in each period differs from the statutory tax rate of 35 percent primarily due to the benefit from foreign operations, which reflects the impact of lower statutory tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, and business development activities together with the cost of repatriation decisions. The decrease in the effective tax rate for the three and six months ended June 30, 2015 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including the reversal of previously recognized state valuation allowances of $103 million recorded in connection with the acquisition of Pharmacyclics.

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

Note 12     Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation at June 30, 2015 and December 31, 2014 was not significant. Within the next year, initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

Subject to certain exceptions specified in the separation agreement by and between Abbott Laboratories (Abbott) and AbbVie, AbbVie assumed the liability for, and control of, all pending and threatened legal matters related to its business, including liabilities for any claims or legal proceedings related to products that had been part of its business but were discontinued prior to the distribution, as well as assumed or retained liabilities, and will indemnify Abbott for any liability arising out of or resulting from such assumed legal matters.

Several pending lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others are consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi-District Litigation (MDL) Rules as In re: AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission (FTC), generally allege Solvay’s 2006 patent litigation involving AndroGel® was sham litigation and the patent litigation settlement agreement and related agreements with three generic companies violate federal and state antitrust laws and state consumer protection and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. MDL No. 2084 includes: (a) four individual plaintiff lawsuits; (b) six purported class actions; and (c) Federal Trade Commission v. Watson Pharmaceuticals, Inc. et al. Following the district court’s dismissal of all plaintiffs’ claims, appellate proceedings led to the reinstatement of the claims regarding the patent litigation settlement, which are proceeding in discovery in the district court. The Attorney General of the State of Alaska has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in these lawsuits.

In November 2007, GlaxoSmithKline plc (GSK) filed a lawsuit against Abbott in the United States District Court for the Northern District of California alleging that Abbott violated federal antitrust and various state laws in connection with the 2003 Norvir® re-pricing. In March 2011, a jury found that Abbott did not violate antitrust laws, but breached its license agreement with GSK. In January 2014, the United States Court of Appeals for the Ninth Circuit reversed this verdict and remanded the case for a new trial due to the alleged improper exclusion of a potential juror. The case was returned to the district court in California, but after GSK dismissed its federal antitrust claims, the case was transferred in April 2015 to the United States District Court for the Middle District of North Carolina, where pre-trial proceedings are pending. AbbVie assumed the liability for and control of this proceeding in connection with its separation from Abbott.

Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan® entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. Two individual plaintiff lawsuits and 17 purported class actions are consolidated for pre-trial proceedings in the United States District Court for the Eastern District of Pennsylvania under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. The office of the Attorney General of the State of Alaska has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit.

In September 2014, the FTC filed suit in the United States District Court for the Eastern District of Pennsylvania against AbbVie and others, alleging that the 2011 patent litigation with two generic companies regarding AndroGel® was sham litigation and the patent litigation settlement with one of those generic companies violates federal antitrust laws. The FTC’s complaint seeks monetary damages and injunctive relief. In May 2015, the court dismissed the FTC’s claim regarding the patent litigation settlement and the FTC is seeking reconsideration of that dismissal. The office of the Attorney General of the State of Alaska has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit.

In March 2015, the State of Louisiana filed a lawsuit, State of Louisiana v. Fournier Industrie et Sante, et al., against AbbVie, Abbott and affiliated Abbott entities in Louisiana state court. Plaintiff alleges that patent applications and patent litigation filed and other alleged conduct from the early 2000’s and before related to the drug TriCor® violated Louisiana state antitrust and unfair trade practices laws. The lawsuit seeks monetary damages and attorneys’ fees.

In August 2013, a putative class action lawsuit, Sidney Hillman Health Center of Rochester, et al. v. AbbVie Inc., et al., was filed against AbbVie in the United States District Court for the Northern District of Illinois by three healthcare benefit providers alleging violations of Federal Racketeer Influenced and Corrupt Organizations (RICO) statutes and state deceptive business practice and unjust enrichment laws in connection with reimbursements for certain uses of Depakote® from 1998 to 2012. Plaintiffs seek monetary damages and/or equitable relief and attorneys’ fees. In April 2015, the United States Court of Appeals for the Seventh Circuit reversed the district court’s decision to dismiss all of the plaintiffs’ claims with prejudice on statute of limitations grounds. The case has been returned to the district court for further proceedings.

In November 2014, a putative class action lawsuit, Medical Mutual of Ohio v. AbbVie Inc., et al., was filed against several manufacturers of testosterone replacement therapies (TRTs), including AbbVie, in the United States District Court for the Northern District of Illinois on behalf of all insurance companies, health benefit providers, and other third-party payors who paid for TRTs, including AndroGel®. The claims asserted include violations of the federal RICO Act and state consumer fraud and deceptive trade practices laws. The complaint seeks monetary damages and injunctive relief.

Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 1250 cases are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the Multi-District Litigation Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 50 cases are pending in various state courts. Plaintiffs seek compensatory and punitive damages.

Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote®. Over ninety percent of the approximately 700 claims are pending in the United States District Court for the Southern District of Illinois, and the rest are pending in various other federal and state courts. Plaintiffs seek compensatory and punitive damages.

In November 2014, five individuals filed a putative class action lawsuit on behalf of purchasers and sellers of certain Shire plc securities between June 20 and October 14, 2014, against AbbVie and its chief executive officer in the United States District Court for the Northern District of Illinois alleging that the defendants made and/or are responsible for material misstatements in violation of federal securities laws in connection with AbbVie’s proposed transaction with Shire. The complaint seeks monetary damages and injunctive relief.

In December 2014, a shareholder derivative lawsuit, Plumbers & Steamfitters Local 60 Pension Plans v. J.P. Morgan Securities LLC, et al., was filed in Delaware Chancery Court, alleging that AbbVie’s directors breached their fiduciary duties in connection with the Shire transaction approval and termination. The lawsuit seeks monetary damages for AbbVie, among other relief.

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

As previously disclosed, AbbVie sought to enforce its patent rights relating to testosterone gel (a drug AbbVie sells under the trademark AndroGel® 1.62%). In a case filed in the United States District Court for the District of Delaware in February 2013, AbbVie alleged that Perrigo Company’s and Perrigo Israel Pharmaceutical Ltd.’s proposed generic product infringed AbbVie’s patents and sought declaratory and injunctive relief. On April 28, 2015, AbbVie and Perrigo entered into a settlement and license agreement, the terms of which are confidential. The litigation was dismissed by stipulation of the parties.

Note 13     Segment Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie’s net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. The following table details AbbVie’s worldwide net revenues:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
HUMIRA	$3,537	$3,288	$6,648	$5,925
IMBRUVICA	107	—	107	—
VIEKIRA	385	—	616	—
Creon	159	110	286	217
Synagis	46	74	381	428
Lupron	198	186	390	375
Synthroid	187	166	373	323
Kaletra	167	216	347	411
AndroGel	170	218	323	472
Sevoflurane	118	154	244	296
Duodopa	55	56	108	108
Dyslipidemia products	38	65	81	161
All other	308	393	611	773
Total net revenues	$5,475	$4,926	$10,515	$9,489

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of June 30, 2015 and December 31, 2014 and the results of operations for the three and six months ended June 30, 2015 and 2014. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in “Item 1. Financial Statements and Supplementary Data.”

EXECUTIVE OVERVIEW

Company Overview

AbbVie is a global, research-based biopharmaceutical company formed in 2013 following separation from Abbott Laboratories (Abbott). AbbVie’s mission is to use its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases. AbbVie products are used to treat chronic autoimmune diseases, including rheumatoid arthritis, psoriasis, and Crohn’s disease; hepatitis C (HCV); human immunodeficiency virus (HIV); oncology; endometriosis; thyroid disease; Parkinson’s disease; complications associated with chronic kidney disease (CKD) and cystic fibrosis; and other health conditions such as low testosterone. AbbVie also has a pipeline of promising new medicines across such important medical specialties as immunology, virology/liver disease, oncology, renal disease, neurological diseases, cystic fibrosis, and women’s health.

AbbVie’s products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from AbbVie-owned distribution centers and public warehouses. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie employs more than 28,000 people worldwide and markets medicines in more than 170 countries. AbbVie operates in one business segment—pharmaceutical products.

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

For the remainder of 2015, AbbVie expects revenue performance to be driven by continued strong growth from HUMIRA, the global launch of AbbVie’s interferon-free HCV treatment, and revenue growth in certain key products including Creon and Duodopa, partially offset by a decline in several products due to generic competition, including AndroGel 1% and the remainder of the lipid franchise. IMBRUVICA, acquired through the acquisition of Pharmacyclics, Inc. (Pharmacyclics) in May 2015 as further discussed below, will also be a significant contributor to revenue growth in 2015. In addition, AbbVie expects to achieve operating margin improvements while continuing to invest in its pipeline in support of opportunities in oncology, HCV, and immunology, as well as continued investment in key products. AbbVie expects to grow operating cash flows in 2015, which will enable the company to continue to augment its pipeline through concerted focus on strategic licensing, acquisition and partnering activity and returning cash to shareholders via dividends and share repurchases.

On May 26, 2015, AbbVie completed its acquisition of Pharmacyclics, a biopharmaceutical company that develops and commercializes novel therapies for people impacted by cancer, and its flagship asset IMBRUVICA® (ibrutinib), a highly effective treatment for hematologic malignancies. The acquisition will accelerate AbbVie’s clinical and commercial presence in oncology, strengthening its pipeline, and establishing a leadership position in hematological oncology. In addition, the acquisition will also accelerate AbbVie’s revenue and earnings growth and further diversify its revenue base. AbbVie expects the acquisition to be accretive to earnings beginning in 2017. Refer to Note 4 entitled “Licensing, Acquisitions and Other Arrangements” and Note 10 entitled “Equity” of the Notes to Condensed Consolidated Financial Statements included under Part 1, Item 1, “Financial Statements and Supplementary Data” for further information regarding the acquisition of Pharmacyclics and the accelerated repurchase program, respectively.

Research and development (R&D) efforts for the remainder of 2015 will continue to focus a significant portion of expenditures on compounds for immunology, virology/liver disease, oncology, renal disease, neurological diseases, cystic fibrosis, and women’s health. AbbVie’s scientists work to advance a pipeline of specialty molecules that demonstrate strong clinical performance for patients and economic value for patients and their healthcare systems. Additional information about AbbVie’s pipeline is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2014. See the “Research and Development” section below for significant updates to AbbVie’s pipeline.

Financial Results

The company’s financial performance for the six months ended June 30, 2015 included delivering worldwide net revenues of $10.5 billion, improved gross margin, and fully diluted earnings per share of $1.47. For the six months ended June 30, 2015, AbbVie’s worldwide net revenues grew by 19 percent on a constant currency basis, driven primarily by the continued strength of HUMIRA, the global launch of AbbVie’s interferon-free HCV treatment, revenue growth from other key products including Synthroid, Creon, and Duodopa, and post-acquisition revenues related to IMBRUVICA. AbbVie’s financial performance for the six months ended June 30, 2015 also reflected an improvement in gross margin to 82 percent of net revenues, primarily due to favorable product mix across the product portfolio, operational efficiencies, and the impact of foreign exchange rates. Financial results for the six months ended June 30, 2015 also reflected continued funding in support of AbbVie’s emerging mid-and late-stage pipeline assets, continued investment in AbbVie’s growth brands, and the global launch of AbbVie’s interferon-free HCV treatment. AbbVie also recorded acquired in-process research and development (IPR&D) charges of $150 million for the six months ended June 30, 2015.

For the six months ended June 30, 2015, the company generated cash flows from operations of $3.4 billion. These strong cash flows enabled the company to continue to enhance its pipeline through licensing and collaboration activities, pay cash dividends to shareholders of $1.6 billion, and repurchase approximately 4 million shares of common stock for $250 million in the open market (excluding the shares repurchased under an accelerated share repurchase agreement). In addition, the board of directors declared a quarterly cash dividend of $0.51 per share of common stock payable in August 2015.

In addition to these financial results, AbbVie continued to advance and augment its pipeline in the six months ended June 30, 2015 as further described below under the heading “Research and Development.”

Research and Development

Research and innovation continues to be a key strategic priority for AbbVie. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.

AbbVie’s pipeline currently includes more than 40 compounds or indications in clinical development individually or under collaboration or license agreements across such important medical specialties as immunology, virology/liver disease, oncology, renal disease, neurological diseases, cystic fibrosis, and women’s health. Of these programs, more than 30 are in mid- and late-stage development. AbbVie continues to expect multiple Phase 2 programs to transition into Phase 3 programs during 2015.

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

•                  AbbVie also announced in January 2015 that the U.S. Food and Drug Administration (FDA) approved Duopa, (carbidopa and levodopa) enteral suspension for the treatment of motor fluctuations for people with advanced Parkinson’s disease. Duopa is administered using a small, portable infusion pump that delivers levodopa and carbidopa directly into the small intestine for 16 continuous hours via a procedurally-placed tube. This product is sold under the name Duodopa outside the United States.

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

•                  In February 2015, the FDA filed the supplemental Biologic License Application (BLA) for a new formulation of HUMIRA, which was submitted in December 2014. AbbVie recently received approval from the European Medicines Agency (EMA) for this new HUMIRA formulation specifically designed to reduce injection pain and reduce injection volume. This new formulation is currently under review by the FDA.

•                  In February 2015, the registration submission for ZINBRYTA® (daclizumab) was made in the United States followed by the European Union (EU) submission in March 2015. In March, AbbVie and Biogen Idec (Biogen) announced that the EMA had validated the companies’ marketing authorization application for ZINBRYTA® (daclizumab) for the treatment of relapsing forms of multiple sclerosis in the EU. Validation confirms that the submission is complete and signifies the initiation of the review process by the EMA’s Committee for Medicinal Products for Human Use (CHMP). In April 2015, AbbVie and Biogen announced that the FDA accepted for review the registration submission in the United States.

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

•                  The FDA approved AbbVie’s regulatory application for TECHNIVIE (OBV/PTV/r tablets) in combination with RBV for the treatment of adults with genotype 4 (GT4) chronic HCV infection who do not have cirrhosis. TECHNIVIE is the first and only all-oral, interferon-free, direct-acting antiviral treatment approved in the United States for adult patients with GT4 chronic HCV infection.

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

•                  In May 2015, AbbVie announced its investigational medicine venetoclax, an inhibitor of the B-cell lymphoma-2 (BCL-2) protein that is being developed in partnership with Genentech and Roche, has been granted Breakthrough Therapy Designation by the FDA for the treatment of chronic lymphocytic leukemia (CLL) in previously treated (relapsed/refractory) patients with the 17p deletion mutation. AbbVie expects to submit regulatory applications in the United States and EU for this indication by the end of 2015.

•                  In May 2015, AbbVie announced that the FDA granted HUMIRA orphan drug designation for the treatment of moderate-to-severe hidradenitis suppurativa (HS), a painful, chronic inflammatory skin disease. AbbVie’s BLA is currently under review with the FDA. In July 2015, AbbVie announced that its marketing authorization for HUMIRA for the treatment of active moderate-to-severe HS was approved in the EU.

•                  Registration submissions were submitted to the FDA and the EC for elotuzumab, an investigational Signaling Lymphocyte Activation Molecule (SLAMF7)-directed immunostimulatory antibody (proposed tradename Empliciti) which is being developed in partnership with Bristol Myers Squibb for front line and relapsed/refractory multiple myeloma. In July 2015, the EMA validated for review the Marketing Authorization Application for elotuzumab for the treatment of multiple myeloma as combination therapy in adult patients who have received one or more prior therapies. The application was granted accelerated assessment by the CHMP.

In addition to the above, on May 26, 2015, AbbVie completed its acquisition of Pharmacyclics, Inc. and its flagship asset IMBRUVICA, a novel, orally active, selective covalent inhibitor of Bruton’s Tyrosine Kinase (BTK). As part of a worldwide collaboration and license agreement with Janssen Biotech, Inc., one of the Janssen Pharmaceutical companies of Johnson & Johnson (Janssen), IMBRUVICA currently is approved for use in the United States, Canada, and the EU as well as other countries worldwide. Effective May 26, 2015, AbbVie assumed Pharmacyclics’ obligations under the collaboration. AbbVie will market IMBRUVICA in the United States for four FDA-approved indications: (i) for patients with mantle cell lymphoma (MCL) who have received at least one prior therapy; (ii) for the treatment of patients with chronic lymphocytic leukemia (CLL) who have received at least one prior therapy; (iii) for the treatment of CLL patients with deletion of the short arm chromosome 17 (del 17p CLL); and (iv) for the treatment of patients with Waldenstrom’s macroglobulinemia (WM).

IMBRUVICA is in mid- and late-stage development for additional hematological oncology indications, with more than 60 clinical trials underway, including 13 in Phase 3 development. IMBRUVICA is also in early-stage development for solid tumors. Significant developments subsequent to the acquisition date included:

•                  In July 2015, AbbVie announced that the EC granted marketing authorization for IMBRUVICA as the first treatment option specifically approved for treatment of adult patients with WM, a rare, slow growing blood cancer. Pharmacyclics received FDA approval for IMBRUVICA in January 2015. The EC approval triggers a $20 million milestone payment from Janssen.

For the first six months ended June 30, 2015, AbbVie also augmented its pipeline through strategic licensing and partnering activities including in-licensing anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders from C2N Diagnostics (C2N), a privately held protein diagnostic and therapeutic discovery company.

For a more comprehensive discussion of AbbVie’s products and pipeline, refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2014. See also Note 4 entitled “Licensing, Acquisitions and Other Arrangements” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” for further information relating to the acquisition of Pharmacyclics and the license agreement with C2N. Refer also to Note 5 entitled “Collaboration with Janssen Biotech, Inc.” of the Notes to Condensed Consolidated Financial Statements for further information regarding the collaboration with Janssen.

RESULTS OF OPERATIONS

Net Revenues

The comparisons presented at constant currency rates reflect comparative local currency net revenues at the prior year’s foreign exchange rates. This measure provides information on the change in net revenues assuming that foreign currency exchange rates had not changed between the prior and the current period. AbbVie believes that the non-GAAP measure of change in net revenues at constant currency rates, when used in conjunction with the GAAP measure of change in net revenues at actual currency rates, may provide a more complete understanding of the company’s operations and can facilitate analysis of the company’s results of operations, particularly in evaluating performance from one period to another.

			Percent change				Percent change
	Three months ended June 30,		At actual currency rates	At constant currency rates	Six months ended June 30,		At actual currency rates	At constant currency rates
(in millions)	2015	2014	2015	2015	2015	2014	2015	2015
United States	$3,370	$2,646	27%	27%	$6,020	$4,872	24%	24%
International	2,105	2,280	(8)%	10%	4,495	4,617	(3)%	13%
Net revenues	$5,475	$4,926	11%	19%	$10,515	$9,489	11%	19%

On a constant currency basis, revenue growth in the three and six months ended June 30, 2015 was driven primarily by the continued strength of HUMIRA, both in the United States and internationally, the global launch of AbbVie’s interferon-free HCV treatment, and revenue growth in other key products including Synthroid, Creon, and Duodopa. Net revenues for both the three and six months ended June 30, 2015 also reflect $107 million of net revenues recorded subsequent to the acquisition of Pharmacyclics on May 26, 2015 which related to IMBRUVICA. These increases were partially offset by a decline in net revenues of AndroGel, principally due to continued market declines and the entry of generic competition for the AndroGel 1% formulation, the continued decline of the company’s lipid franchise, and the unfavorable impact of foreign exchange rates.

The following table details AbbVie’s worldwide net revenues:

			Percent change				Percent change
	Three months ended June 30,		At actual currency rates	At constant currency rates	Six months ended June 30,		At actual currency rates	At constant currency rates
(in millions)	2015	2014	2015	2015	2015	2014	2015	2015
HUMIRA
United States	$2,141	$1,661	29%	29%	$3,805	$2,853	33%	33%
International	1,396	1,627	(14)%	4%	2,843	3,072	(7)%	9%
Total	$3,537	$3,288	8%	16%	$6,648	$5,925	12%	21%
IMBRUVICA
United States	$97	—	n/m	n/m	$97	—	n/m	n/m
Collaboration revenues	10	—	n/m	n/m	10	—	n/m	n/m
Total	$107	—	n/m	n/m	$107	—	n/m	n/m
VIEKIRA
United States	$227	—	n/m	n/m	$365	—	n/m	n/m
International	158	—	n/m	n/m	251	—	n/m	n/m
Total	$385	—	n/m	n/m	$616	—	n/m	n/m
Creon
United States	$159	$110	45%	45%	$286	$217	32%	32%
Synagis
International	$46	$74	(37)%	(26)%	$381	$428	(11)%	2%
Lupron
United States	$156	$133	17%	17%	$306	$273	12%	12%
International	42	53	(20)%	(9)%	84	102	(17)%	(7)%
Total	$198	$186	6%	10%	$390	$375	4%	7%
Synthroid
United States	$187	$166	12%	12%	$373	$323	15%	15%
Kaletra
United States	$43	$56	(22)%	(22)%	$84	$110	(23)%	(23)%
International	124	160	(23)%	(14)%	263	301	(13)%	(1)%
Total	$167	$216	(23)%	(16)%	$347	$411	(16)%	(7)%
AndroGel
United States	$170	$218	(22)%	(22)%	$323	$472	(32)%	(32)%
Sevoflurane
United States	$20	$22	(13)%	(13)%	$38	$41	(8)%	(8)%
International	98	132	(25)%	(13)%	206	255	(19)%	(8)%
Total	$118	$154	(24)%	(13)%	$244	$296	(17)%	(8)%
Duodopa
United States	$3	$—	n/m	n/m	$3	$—	n/m	n/m
International	52	56	(6)%	17%	105	108	(2)%	18%
Total	$55	$56	(2)%	21%	$108	$108	(0)%	20%
Dyslipidemia products
United States	$38	$65	(44)%	(44)%	$81	$161	(50)%	(50)%
Other	$308	$393	(21)%	(7)%	$611	$773	(21)%	(10)%
Total net revenues	$5,475	$4,926	11%	19%	$10,515	$9,489	11%	19%

n/m – Not meaningful.

Global HUMIRA net revenues increased 16 percent and 21 percent on a constant currency basis during the three and six months ended June 30, 2015, respectively, primarily as a result of market growth across therapeutic categories and geographies, higher market share, and favorable pricing in certain geographies. In the United States, HUMIRA revenues increased 29 percent and 33 percent during the three and six months ended June 30, 2015, driven by prescription volume, favorable pricing, and market growth particularly in gastroenterology, rheumatology, and dermatology categories. Internationally, HUMIRA revenues for the three months ended June 30, 2015 were unfavorably impacted by the timing of shipments in select markets that occurred in the three months ended March 31, 2015. On a constant currency basis, HUMIRA international revenues increased 9 percent for the six months ended June 30, 2015. AbbVie continues to pursue several new indications to help further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.

Net revenues for IMBRUVICA represent product revenues in the United States as well as collaboration revenues related to AbbVie’s 50 percent share of IMBRUVICA profit outside of the United States following the completion of the acquisition of Pharmacyclics on May 26, 2015. AbbVie expects IMBRUVICA will be a significant contributor to revenue growth in 2015 and 2016.

AbbVie launched VIEKIRA PAK in the United States following FDA approval in mid-December 2014 and launched VIEKIRAX/EXVIERA in the EU in January 2015. Internationally, revenues continue to increase as the product is approved in additional geographies. AbbVie continues to expect its HCV regimen to be a significant contributor to revenue growth in 2015 and 2016.

Net revenues for Creon increased 45 percent and 32 percent for the three and six months ended June 30, 2015, respectively, driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market and continues to capture the vast majority of new prescription starts.

Synagis is a seasonal product with the majority of sales occurring in the first and fourth quarters. For the six months ended June 30, 2015, Synagis revenues increased 2 percent.

Synthroid net revenues increased 12 percent and 15 percent for the three and six months ended June 30, 2015, respectively, due to strong brand loyalty and market leadership, and favorable pricing.

AndroGel net revenues for the three and six months ended June 30, 2015 declined 22 percent and 32 percent, respectively, primarily due to a continued decline in the overall U.S. testosterone replacement market and the entry of generic competition for the AndroGel 1% formulation in January 2015. The company expects the U.S. testosterone replacement market will continue to decline in 2015.

Net revenues for Duodopa, AbbVie’s therapy for advanced Parkinson’s disease approved in Europe and other international markets, increased 21 percent and 20 percent on a constant currency basis for the three and six months ended June 30, 2015, respectively. AbbVie’s regulatory submission for Duopa in the United States was approved by the FDA in January 2015. AbbVie expects net revenues for Duopa in the United States will continue to gradually increase during the second half of 2015 as physicians grow familiar with the product.

Gross Margin

	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
(in millions)	2015	2014	2015	2015	2014	2015
Gross margin	$4,559	$3,813	20%	$8,657	$7,276	19%
as a % of net revenues	83%	77%		82%	77%

Gross margin as a percentage of net revenues increased to 82 percent for the six months ended June 30, 2015 from 77 percent for the six months ended June 30, 2014. This improvement was driven by product mix across the product portfolio, operating efficiencies, and the impact of foreign exchange rates.

Selling, General and Administrative

	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
(in millions)	2015	2014	2015	2015	2014	2015
Selling, general and administrative	$1,703	$1,448	18%	$3,176	$2,788	14%
as a % of net revenues	31%	29%		30%	29%

Selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2015 included $93 million and $194 million, respectively, of costs associated with the separation of AbbVie from Abbott. Separation-related costs were $105 million and $182 million for the three and six months ended June 30, 2014, respectively. Additionally, SG&A expenses included Pharmacyclics acquisition and integration costs of $220 million and $222 million for the three and six months ended June 30, 2015, respectively.

The remaining increase in SG&A expenses for the three and six months ended June 30, 2015 was due primarily to increased selling and marketing support for new products, including the global launch of VIEKIRA, as well as spending relating to new indications and geographic expansion for HUMIRA and other growth brands. These increases were partially offset by the impact of favorable foreign exchange rates in the three and six months ended June 30, 2015.

Research and Development and Acquired In-Process Research and Development

	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
(in millions)	2015	2014	2015	2015	2014	2015
Research and development	$981	$834	18%	$1,792	$1,606	12%
as a % of net revenues	18%	17%		17%	17%
Acquired in-process research and development	$23	$16	48%	$150	$16	n/m

n/m – Not meaningful.

R&D expense for the three and six months ended June 30, 2015 reflects added funding to support the company’s emerging mid- and late-stage pipeline assets and the continued pursuit of additional HUMIRA indications and the impact of the post-acquisition R&D expense of Pharmacyclics. Additionally, R&D expense included Pharmacyclics acquisition and integration costs of $93 million for both the three and six months ended June 30, 2015, respectively.

IPR&D expense for the six months ended June 30, 2015 included a charge of $100 million as a result of entering into an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders. See also Note 4 entitled “Licensing, Acquisitions and Other Arrangements” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” for further information relating to the license agreement with C2N.

Other Expense

Interest expense, net for the three and six months ended June 30, 2015 was $164 million and $290 million, respectively, and was comprised primarily of interest expense on outstanding debt. Interest expense, net for the three and six months ended June 30, 2015 increased due to the issuance of $16.7 billion aggregate principal amount of senior notes in May 2015, which was issued primarily to finance the acquisition of Pharmacyclics and an accelerated share repurchase program. Interest expense, net for the three and six months ended June 30, 2015 included $27 million and $86 million, respectively, of financing related fees incurred in connection with the acquisition of Pharmacyclics. Interest expense, net was $69 million and $134 million for the three and six months ended June 30, 2014, respectively.

Net foreign exchange loss for the six months ended June 30, 2015 included foreign exchange losses totaling $170 million to reflect the completed liquidation of the company’s remaining foreign currency positions related to the terminated proposed combination with Shire plc.

Income Tax Expense

The effective tax rate was 19 percent and 22 percent for the three and six months ended June 30, 2015, respectively, and 23 percent and 24 percent for the three and six months ended June 30, 2014, respectively. The effective tax rate in each period differs from the statutory tax rate of 35 percent primarily due to the benefit from foreign operations which reflects the impact of lower statutory tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, and business development activities together with the cost of repatriation decisions. The decrease in the effective tax rate for the three and six months ended June 30, 2015 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including the reversal of previously recognized state valuation allowances of $103 million recorded in connection with the acquisition of Pharmacyclics.

Transition from Abbott and Cost to Operate as an Independent Company

In connection with AbbVie’s separation from Abbott, AbbVie and Abbott entered into transition services agreements covering certain corporate support and back office services that AbbVie historically received from Abbott. Such services include information technology, accounts payable, payroll, receivables collection, treasury, and other financial functions, as well as order entry, warehousing, engineering support, quality assurance support, and other administrative services. These agreements facilitated the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office functions across its organization. The majority of these transition service agreements expired without extension at December 31, 2014, however, some of these services continue to be provided to AbbVie on a temporary basis. As a result, AbbVie has and will continue to incur additional ongoing operating expenses to operate as an independent company. Separation-related expenses, which were principally classified in SG&A expenses, were $95 million and $110 million for the three months ended June 30, 2015 and 2014, respectively, and were $199 million and $190 million for the six months ended June 30, 2015 and 2014, respectively.

In the United States, AbbVie’s remaining transition services agreements with Abbott principally relate to information technology services. The related transition services agreements are expected to terminate during 2015 as the number of sites and users dependent upon Abbott for information technology support declines. Outside of the United States, AbbVie’s remaining transition services agreements with Abbott principally relate to certain back office services that allow AbbVie to operate in certain markets. These back office services include information technology, accounts payable, payroll, receivables collection, treasury, and other financial functions, as well as order entry, warehousing, and other administrative services. The related transition services agreements are expected to terminate during 2015 as AbbVie’s back office infrastructure is implemented in the remaining markets.

In certain international markets as of the date of the separation and as of June 30, 2015, certain marketing authorizations to sell AbbVie’s products continued to be held by Abbott until such authorizations could be transferred through the applicable regulatory channels. See also Note 1 entitled “Background and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” for further information.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
(in millions)	2015	2014
Cash flows provided by/(used in):
Operating activities	$3,417	$2,341
Investing activities	(13,384)	(1,156)
Financing activities	9,239	(1,692)

Cash flows provided by operations for the six months ended June 30, 2015 were $3.4 billion compared to $2.3 billion for the six months ended June 30, 2014. The increase was primarily due to improved results of operations, partially offset by the unfavorable impact of movements in working capital. Cash provided by operating activities also reflected the favorable impact of a reduction in AbbVie’s voluntary contribution to its main domestic defined benefit plan, which was $150 million and $370 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2014, AbbVie paid $40 million to a collaboration partner for regulatory milestones related to the company’s HCV program. Realized excess tax benefits associated with stock-based compensation totaled $49 million and $44 million for the six months ended June 30, 2015 and 2014, respectively, and were presented in the condensed consolidated statements of cash flows as an outflow within the operating section and an inflow within the financing section.

Investing activities for the six months ended June 30, 2015, primarily included the $11.5 billion cash consideration paid to acquire Pharmacyclics in May 2015 (net of cash acquired of $877 million and excluding the $8.4 billion fair value of AbbVie common stock issued to Pharmacyclics stockholders). Investing activities for the six months ended June 30, 2015 also included cash outflows related to other acquisitions and investments of $794 million, including $100 million related to an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders, and $500 million paid to Calico Life Sciences LLC due to the satisfaction of certain conditions under the R&D collaboration. Cash flows from investing activities for the six months ended June 30, 2015 and 2014 also reflected capital expenditures and net sales (purchases) of short-term investments.

During the six months ended June 30, 2015 and 2014, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $416 million at December 31, 2014. There were no short-term borrowings outstanding as of June 30, 2015. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed. In May 2015, the company issued $16.7 billion aggregate principal amount of senior notes with various maturities between 2018 and 2045. Approximately $11.5 billion of the net proceeds were used to finance the acquisition of Pharmacyclics and $5.0 billion of the net proceeds were used to finance an accelerated share repurchase program described below. During the six months ended June 30, 2015, the company paid $86 million of costs relating to an $18 billion, 364-Day Bridge Term Loan Credit Agreement (the bridge loan) as well as $93 million of costs relating to the issuance of senior notes.

Cash dividend payments totaled $1.6 billion and $1.3 billion for the six months ended June 30, 2015 and 2014, respectively. On June 18, 2015, the board of directors declared a quarterly cash dividend of $0.51 per share for stockholders of record at the close of business on July 15, 2015, payable on August 14, 2015. The timing, declaration, amount of, and payment of any dividends is within the discretion of AbbVie’s board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors.

In February 2013, AbbVie’s board of directors authorized a $1.5 billion common stock repurchase program, which was effective immediately. In October 2014, AbbVie’s board of directors authorized a new $5.0 billion stock repurchase program, which was effective immediately and superseded the prior authorization. In March 2015, the board of directors authorized a $5.0 billion increase to the existing stock repurchase program in anticipation of executing an accelerated share repurchase agreement with a financial institution in connection with the acquisition of Pharmacyclics. On May 26, 2015, AbbVie entered into and executed a $5.0 billion accelerated share repurchase agreement (ASR) with Morgan Stanley & Co. LLC (Morgan Stanley). Pursuant to the terms of the ASR, Morgan Stanley made an initial delivery of approximately 68 million shares of AbbVie’s common stock on May 27, 2015, which represented approximately 90% of the total shares expected to be delivered under the ASR. AbbVie recorded the aggregate $5.0 billion purchase price as a reduction to stockholders’ equity. The final settlement of the ASR is expected to occur before the end of the fourth quarter of 2015 and may be accelerated at the option of Morgan Stanley. At settlement of the ASR, Morgan Stanley may be required to deliver additional shares of AbbVie’s common stock to AbbVie, or AbbVie may be required to deliver shares of its common stock or may elect to make a cash payment to Morgan Stanley. In addition to the ASR, the company repurchased approximately 4 million shares for $250 million in the open market during the six months ended June 30, 2015 and approximately 5 million shares for $250 million in the open market during the six months ended June 30, 2014. Purchases of AbbVie shares may be made from time to time at management’s discretion, however, AbbVie is precluded from making additional purchases of AbbVie’s shares without the consent of Morgan Stanley until the ASR is settled. AbbVie’s remaining stock repurchase authorization was $4.4 billion as of June 30, 2015 and has no time limit and can be discontinued at any time. Refer to Note 10 for additional information related to the ASR.

Cash and equivalents for the six months ended June 30, 2015 were also negatively impacted by net unfavorable exchange rate changes totaling $220 million, principally due to the continued weakening of the Euro and other foreign currencies on the translation of the company’s Euro-denominated assets and cash denominated in foreign currencies. While a significant portion of cash and equivalents at June 30, 2015 are considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at June 30, 2015 have been reinvested indefinitely.

Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy, and Spain are with governmental health systems. AbbVie continues to monitor the economic health of the economy in Southern Europe, as heightened economic concerns still exist. Outstanding net governmental receivables in these countries at June 30, 2015 and December 31, 2014 were as follows:

	Net receivables		Net receivables over one year past due
(in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Greece	$52	$30	$2	$—
Portugal	34	27	5	7
Italy	168	176	8	16
Spain	260	213	2	10
Total	$514	$446	$17	$33

AbbVie monitors economic conditions, the creditworthiness of customers, and government regulations and funding, both domestically and abroad. AbbVie regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. AbbVie establishes an allowance against accounts receivable when it is probable they will not be collected. AbbVie also monitors the potential for and periodically has utilized factoring arrangements to mitigate credit risk although the receivables included in such arrangements have historically not been a material amount of total outstanding receivables. Currently, AbbVie does not believe the economic conditions in Southern Europe will have a material impact on the company’s liquidity, cash flow, or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of June 30, 2015.

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At June 30, 2015, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were not material. There were no amounts outstanding under the credit facility as of June 30, 2015 and December 31, 2014.

Access to Capital

The company intends to fund short-term and long-term financial obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt. In May 2015, the company issued $16.7 billion aggregate principal amount of senior notes with various maturities between 2018 and 2045. The net proceeds were used to finance the acquisition of Pharmacyclics and the ASR. Refer to Notes 4 and 10 for additional information related to the acquisition of Pharmacyclics and the ASR, respectively.

The company’s ability to generate cash flows from operations, issue debt, or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for the company’s products or in the solvency of its customers or suppliers, deterioration in the company’s key financial ratios or credit ratings or other material unfavorable changes in business conditions. At the current time, the company believes it has sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support the company’s growth objectives.

Credit Ratings

On April 7, 2015, following the announcement of the then proposed combination with Pharmacyclics, Moody’s Investor Service confirmed its Baa1 senior unsecured long-term rating and Prime-2 short-term rating and revised its ratings outlook to “negative” from “stable”. On March 5, 2015, Standard & Poor’s Rating Services (S&P) affirmed AbbVie’s “A” corporate credit rating and senior unsecured debt rating and its “A-1” commercial paper rating and revised its ratings outlook to “negative” from “stable”. There were no additional changes in the company’s credit ratings in the six months ended June 30, 2015.

Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact the company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of the company’s significant accounting policies is included in Note 2 entitled “Summary of Significant Accounting Policies” to the company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the company’s application of its critical accounting policies during the three or six months ended June 30, 2015.

FORWARD-LOOKING STATEMENTS

Some statements in this quarterly report on Form 10-Q may be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, and changes to laws and regulations applicable to our industry. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2014, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

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

FOREIGN CURRENCY RISK

AbbVie’s primary net foreign currency exposures are the British pound, Euro, and Japanese yen. Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated transactions denominated in a currency other than the functional currency of the local entity. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive loss in AbbVie’s condensed consolidated balance sheets. Deferred gains or losses on these contracts are included in cost of products sold at the time the products are sold to a third party, generally not exceeding twelve months. At June 30, 2015 and December 31, 2014, AbbVie held $427 million and $1.4 billion, respectively, in notional amounts of such contracts.

AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts, which are not designated as hedges, are marked-to-market, and resulting gains or losses are reflected in net foreign exchange on AbbVie’s condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. At June 30, 2015 and December 31, 2014, AbbVie held notional amounts of $5.5 billion and $6.8 billion, respectively, of such foreign currency forward exchange contracts.

The following table reflects the total foreign currency forward contracts outstanding at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$4,147	1.131	$21	$6,342	1.263	$114
British pound	357	1.598	7	563	1.618	21
Japanese yen	285	123.3	(1)	333	116.9	6
All other currencies	1,150	N/A	5	930	N/A	7
Total	$5,939		$32	$8,168		$148

The company estimates that a 10 percent appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $584 million at June 30, 2015. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. A 10 percent appreciation is believed to be a reasonably possible near-term change in foreign currencies. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange.

The company’s Venezuela operations continue to report with the U.S. dollar as the functional currency due to the hyperinflationary status of the Venezuelan economy. Currency restrictions enacted in Venezuela require AbbVie to obtain approval from the Venezuelan government to exchange Venezuelan bolivars for U.S. dollars and require such exchange to be made at the official exchange rate established by the government. In the first quarter of 2014, the Venezuelan government expanded the number of exchange mechanisms to three rates of exchange. As of June 30, 2015, these were the official rate of 6.3; the SICAD rate at approximately 12.8; and, the SIMADI rate at approximately 197. The company continues to use the official rate of 6.3 Venezuelan bolivars per U.S. dollar to report its Venezuela financial position, results of operations, and cash flows, since the company believes that the nature of AbbVie’s business operations qualify for the official rate as permitted by law. The company cannot predict whether there will be further devaluations of the Venezuelan currency or whether the use of the official rate of 6.3 will continue to be supported by evolving facts and circumstances. If circumstances change such that the company concludes it would be appropriate to use a different rate, or if a devaluation of the official rate occurs, it could result in a significant change to AbbVie’s results of operations. At June 30, 2015, AbbVie had approximately $260 million of net monetary assets denominated in the Venezuelan bolivar (converted at a rate of 6.3 VEF/USD) in its Venezuelan entity, which had net revenues of $97 million for the six months ended June 30, 2015. If AbbVie’s net monetary assets denominated in the Venezuelan bolivar had been converted at a rate of 12.8 VEF/USD at June 30, 2015, it would have resulted in a devaluation loss of $132 million for the six months ended June 30, 2015.

INTEREST RATE RISK

Interest rate swaps are used to manage the company’s exposure of changes in interest rates on the fair value of fixed-rate debt. The effect of these hedges is to change the fixed interest rate to a variable rate. AbbVie does not use derivative instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for investment securities. At June 30, 2015 and December 31, 2014, AbbVie had interest rate hedge contracts totaling $11.0 billion and $8.0 billion, respectively. The company estimates that an increase in the interest rates of 100-basis points would decrease the fair value of our interest rate swap contracts by approximately $507 million at June 30, 2015. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100-basis points in long-term interest rates would decrease the fair value of long-term debt by $2 billion at June 30, 2015. A 100-basis point change is believed to be a reasonably possible near-term change in interest rates.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. As part of its separation from Abbott, AbbVie began in 2014 a phased global implementation of a new enterprise resource planning system, related technology infrastructure, and transaction processing services to replace the information technology infrastructure and transactional services provided to AbbVie by Abbott under various transition services agreements. These initiatives, which are expected to be completed in 2015, will include modifications to the design and operation of controls over financial reporting. AbbVie reviews these controls for design effectiveness prior to the implementation of each phase.

There were no other changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended June 30, 2015.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors disclosed in AbbVie’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except for the following:

AbbVie’s ability to realize the anticipated benefits of its merger with Pharmacyclics will depend on its ability to effectively and profitably commercialize IMBRUVICA® (ibrutinib).

The anticipated benefits of AbbVie’s merger with Pharmacyclics will depend on AbbVie’s ability to: effectively and profitably commercialize IMBRUVICA® (ibrutinib), including AbbVie’s ability to create and meet continued market demand, achieve market acceptance and generate product sales; ensure that the active pharmaceutical ingredient for IMBRUVICA® (ibrutinib) and the finished product are manufactured in sufficient quantities and in compliance with requirements of the FDA and similar foreign regulatory agencies and with acceptable quality and pricing to meet commercial demand; and ensure that the entire supply chain efficiently and consistently delivers IMBRUVICA® (ibrutinib) to AbbVie’s customers. The commercialization of IMBRUVICA® (ibrutinib) may not be successful due to, among other things, unexpected challenges from competitors, new safety issues or concerns being reported that may impact or narrow the approved indications, the relative price of IMBRUVICA® (ibrutinib) as compared to alternative treatment options, and changes to the label for IMBRUVICA® (ibrutinib) that further restrict its marketing. If the commercialization of IMBRUVICA® (ibrutinib) is unsuccessful, AbbVie’s ability to generate revenue from product sales and realize the anticipated benefits of the merger will be adversely affected.

AbbVie has debt obligations that could adversely affect its business and its ability to meet its obligations.

The amount of debt that AbbVie has incurred and intends to incur could have important consequences to AbbVie and its investors. These consequences include, among other things, requiring a portion of AbbVie’s cash flow from operations to make interest payments on this debt and reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow AbbVie’s business. AbbVie recently incurred additional debt in connection with the merger with Pharmacyclics, which could further increase the above risks and may cause AbbVie’s credit rating to be downgraded. In addition, AbbVie’s cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and AbbVie may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance its debt.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015	10,771	(1)	$46.96	—		$9,449,940,645	(2)
May 1, 2015 – May 31, 2015	68,081,526	(1)/(3)	$66.10	68,078,669	(3)	$4,449,940,645	(2)
June 1, 2015 –June 30, 2015	11,817	(1)	$43.94	—		$4,449,940,645	(2)
Total	68,104,114	(1)/(3)	$66.09	68,078,669	(3)	$4,449,940,645	(2)

1.              These shares represent:

(i)             the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options— 10,771 in April; 2,857 in May; and 11,817 in June; and

(ii)          there were no shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan for the three months ended June 30, 2015.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.              On October 20, 2014, AbbVie announced that its board of directors authorized the purchase of up to $5.0 billion of its common stock, from time to time. In March 2015, the board of directors authorized a $5.0 billion increase to this repurchase program in anticipation of executing an accelerated share repurchase agreement in connection with the acquisition of Pharmacyclics.

3.              On May 26, 2015, AbbVie entered into and executed a $5.0 billion ASR with Morgan Stanley. Pursuant to the terms of the ASR, Morgan Stanley made an initial delivery of approximately 68 million shares of AbbVie’s common stock on May 27, 2015, which represented approximately 90% of the total shares expected to be delivered under the ASR. At settlement of the ASR, Morgan Stanley may be required to deliver additional shares of AbbVie’s common stock to AbbVie or, under certain circumstances, AbbVie may be required to deliver shares of its common stock or may elect to make a cash payment to Morgan Stanley. The number of shares to be delivered or the amount of such payment shall be based on the difference between the daily volume-weighted average price of AbbVie’s common stock during the term of the ASR and the initial $5.0 billion paid. The final settlement of the ASR is expected to occur before the end of the fourth quarter of 2015 and may be accelerated at the option of Morgan Stanley.

ITEM 6.    EXHIBITS

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ William J. Chase
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: August 7, 2015

EXHIBIT INDEX

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

4.1

*Supplemental Indenture No. 2 dated May 14, 2015, between AbbVie Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2015).

4.2

*Form of 1.800% Notes due 2018 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2015) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2015).

4.3

*Form of 2.500% Notes due 2020 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2015) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2015).

4.4

*Form of 3.200% Notes due 2022 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2015) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2015).

4.5

*Form of 3.600% Notes due 2025 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2015) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2015).

4.6

*Form of 4.500% Notes due 2035 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2015) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2015).

4.7

*Form of 4.700% Notes due 2045 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2015) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2015).

10.1

*Underwriting Agreement, dated as of May 5, 2015, by and among AbbVie Inc., and Morgan Stanley & Co. LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several other underwriters named therein (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 7, 2015).

10.2	*Pharmacyclics, Inc. 2014 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed on May 27, 2015).**

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 7, 2015, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*  Incorporated herein by reference. Commission file number 001-35565.
**  Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.