Form 10-Q
period 2015-09-30
AbbVie Inc.
filed 2015-11-06
CIK 1551152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015, AbbVie Inc. had 1,634,746,917 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I.              FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Net revenues	$5,944	$5,019	$16,459	$14,508

Cost of products sold	1,167	1,094	3,025	3,307
Selling, general and administrative	1,474	1,595	4,650	4,383
Research and development	1,418	812	3,210	2,418
Acquired in-process research and development	—	308	150	324
Other expense	—	250	—	250
Total operating costs and expenses	4,059	4,059	11,035	10,682
Operating earnings	1,885	960	5,424	3,826

Interest expense, net	197	128	487	262
Net foreign exchange loss	13	174	191	182
Other expense (income), net	28	(29)	25	(24)
Earnings before income tax expense	1,647	687	4,721	3,406
Income tax expense	408	181	1,094	822
Net earnings	$1,239	$506	$3,627	$2,584

Per share data
Basic earnings per share	$0.75	$0.32	$2.22	$1.61
Diluted earnings per share	$0.74	$0.31	$2.21	$1.60
Cash dividends declared per common share	$0.51	$0.42	$1.53	$1.26

Weighted-average basic shares outstanding	1,652	1,595	1,623	1,595
Weighted-average diluted shares outstanding	1,664	1,610	1,635	1,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Net earnings	$1,239	$506	$3,627	$2,584

Foreign currency translation adjustments, net of tax expense (benefit) of $10 and $(76) for the three months ended September 30, 2015 and 2014, respectively, and $(98) and $(90) for the nine months ended September 30, 2015 and 2014, respectively	(48)	(647)	(464)	(714)

Pension and post-employment benefits, net of tax expense of $10 and $7 for the three months ended September 30, 2015 and 2014, respectively, and $28 and $16 for the nine months ended September 30, 2015 and 2014, respectively	23	20	91	43

Unrealized losses on marketable equity securities, net of tax benefit of $3 and $2 for the three and nine months ended September 30, 2015, respectively	(13)	(1)	(4)	(1)

Hedging activities, net of tax (benefit) expense of $(5) and $6 for the three months ended September 30, 2015 and 2014, respectively, and $(7) and $4 for the nine months ended September 30, 2015 and 2014, respectively	(87)	135	(91)	201
Other comprehensive loss	(125)	(493)	(468)	(471)
Comprehensive income	$1,114	$13	$3,159	$2,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and equivalents	$9,223	$8,348
Short-term investments	26	26
Accounts and other receivables, net	4,574	3,735
Inventories, net	1,841	1,124
Deferred income taxes	1,100	896
Prepaid expenses and other	1,148	1,952
Total current assets	17,912	16,081

Investments	74	92
Property and equipment, net	2,546	2,485
Intangible assets, net of amortization	19,822	1,513
Goodwill	13,243	5,862
Other assets	1,235	1,480
Total assets	$54,832	$27,513

Liabilities and Equity
Current liabilities
Short-term borrowings	$760	$425
Current portion of long-term debt and lease obligations	8	4,014
Accounts payable and accrued liabilities	8,045	6,954
Total current liabilities	8,813	11,393

Long-term debt and lease obligations	31,359	10,538
Deferred income taxes	5,996	159
Other long-term liabilities	3,801	3,681

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.01 par value, authorized 4,000,000,000 shares, issued 1,748,349,152 and 1,609,519,046 shares as of September 30, 2015 and December 31, 2014, respectively	17	16
Common stock held in treasury, at cost, 113,602,235 and 18,129,715 shares as of September 30, 2015 and December 31, 2014, respectively	(7,314)	(972)
Additional paid-in capital	13,005	4,194
Retained earnings	1,654	535
Accumulated other comprehensive loss	(2,499)	(2,031)
Total stockholders’ equity	4,863	1,742

Total liabilities and equity	$54,832	$27,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in millions) (brackets denote cash outflows)	2015	2014
Cash flows from operating activities
Net earnings	$3,627	$2,584
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	296	286
Amortization of intangible assets	279	307
Stock-based compensation	229	198
Upfront costs and milestones related to collaborations	280	574
Other, net	369	324
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	(842)	95
Inventories	(446)	20
Prepaid expenses and other assets	452	(260)
Accounts payable and other liabilities	1,328	(1)
Cash flows from operating activities	5,572	4,127

Cash flows from investing activities
Acquisition of Pharmacyclics, Inc., net of cash acquired	(11,488)	—
Other acquisitions and investments	(794)	(572)
Acquisitions of property and equipment	(387)	(459)
Transfer to restricted cash	—	(2,700)
Purchases of investment securities	(851)	(1,169)
Sales and maturities of investment securities	862	1,460
Other	19	—
Cash flows from investing activities	(12,639)	(3,440)

Cash flows from financing activities
Net change in short-term borrowings	335	(112)
Proceeds from issuance of long-term debt	16,660	—
Debt issuance cost	(179)	(82)
Dividends paid	(2,454)	(1,987)
Purchases of treasury stock	(6,342)	(352)
Proceeds from the exercise of stock options	123	164
Other, net	40	(42)
Cash flows from financing activities	8,183	(2,411)

Effect of exchange rate changes on cash and equivalents	(241)	(152)

Net increase (decrease) in cash and equivalents	875	(1,876)
Cash and equivalents, beginning of period	8,348	9,595

Cash and equivalents, end of period	$9,223	$7,719

Supplemental Schedule of Non-Cash Investing and Financing Activities
Issuance of common stock associated with the acquisition of Pharmacyclics, Inc.	$8,405	$—

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

AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100 percent of the outstanding common stock of AbbVie to Abbott’s shareholders (the separation). In connection with the separation, AbbVie and Abbott entered into transition services agreements covering certain corporate support and back office services that AbbVie historically received from Abbott. Such services included information technology, accounts payable, payroll, receivables collection, treasury, and other financial functions, as well as order entry, warehousing, engineering support, quality assurance support, and other administrative services. These agreements facilitated the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office functions across its organization. The majority of these transition service agreements expired without extension at December 31, 2014; however, some of these services continue to be provided to AbbVie on a temporary basis. With certain limited exceptions, the remaining transition services agreements will terminate on or prior to December 31, 2015.

During the three and nine months ended September 30, 2015 and 2014, AbbVie incurred certain separation-related expenses, which were principally classified in selling, general and administrative (SG&A) expense in the condensed consolidated statements of earnings. Separation-related expenses for the three months ended September 30, 2015 and 2014 were $45 million and $109 million, respectively, and were $244 million and $299 million for the nine months ended September 30, 2015 and 2014, respectively.

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

For a certain portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and satisfy other regulatory requirements in certain countries. Under the terms of the separation agreement with Abbott, AbbVie is responsible for the business activities conducted by Abbott on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in AbbVie’s condensed consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014. Substantially all of these operations were transferred to AbbVie as of September 30, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs–Contracts with Customers (Subtopic 340-40). The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU No. 2015-4, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities. Accordingly, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. AbbVie is currently assessing the timing of its adoption and the impact of adopting this guidance on its consolidated financial statements and the implementation approach to be used.

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

AbbVie elected to adopt ASU 2015-03 early, effective in the three months ended June 30, 2015. As a result, AbbVie reclassified approximately $7 million and $27 million of net deferred financing costs from prepaid expenses and other current assets and other long-term assets, respectively, to a reduction in the carrying amount of its long-term debt as of December 31, 2014. Total debt issuance costs classified as a reduction to long-term debt and lease obligations (current and non-current) were $118 million as of September 30, 2015.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. AbbVie elected to adopt ASU 2015-16 early, effective in the three months ended September 30, 2015.

Note 2            Supplemental Financial Information

Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Interest expense	$207	$148	$511	$290
Interest income	(10)	(20)	(24)	(28)
Interest expense, net	$197	$128	$487	$262

Interest expense, net included $86 million of financing-related costs incurred in connection with the acquisition of Pharmacyclics, Inc. (Pharmacyclics), which were incurred in the first half of 2015. Refer to Note 4 for additional information.

Inventories

(in millions)	September 30, 2015	December 31, 2014
Finished goods	640	$341
Work-in-process	1,063	629
Raw materials	138	154
Inventories, net	$1,841	$1,124

Inventories, net as of September 30, 2015 included $416 million acquired through the acquisition of Pharmacyclics. Refer to Note 4 for additional information.

Property and Equipment

(in millions)	September 30, 2015	December 31, 2014
Property and equipment, gross	$7,281	$7,105
Less accumulated depreciation	(4,735)	(4,620)
Property and equipment, net	$2,546	$2,485

Depreciation expense for the three months ended September 30, 2015 and 2014 was $102 million and $94 million, respectively, and was $296 million and $286 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 3            Earnings Per Share

AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For both the three and nine months ended September 30, 2015, the two-class method was more dilutive. As such, the dilutive effect of unvested restricted stock units (RSUs) and restricted stock awards (RSAs) of approximately 3 million shares for both the three and nine months ended September 30, 2015 were excluded from the denominator for the calculation of diluted EPS. These awards otherwise would have been included in the calculation of EPS under the treasury stock method. Additionally, all earnings (distributed and undistributed) allocable to participating securities, including performance-based awards not otherwise included in the calculation of EPS under the treasury stock method, were excluded from the numerator for the calculation of basic and diluted earnings per share under the two-class method. Earnings allocable to participating securities for the three and nine months ended September 30, 2015 were $7 million and $18 million, respectively.

As further described in Note 10, AbbVie entered into and executed a $5.0 billion accelerated share repurchase agreement (ASR) with Morgan Stanley & Co. LLC (Morgan Stanley) on May 26, 2015, pursuant to which AbbVie paid $5.0 billion for an initial delivery of 68 million shares of AbbVie’s common stock. The initial delivery of shares represented approximately 90% of the total shares expected to be delivered under the ASR. In the three months ended September 30, 2015, Morgan Stanley delivered an additional 5 million shares of AbbVie’s common stock to AbbVie in final settlement of the ASR. For purposes of calculating EPS, AbbVie reflected the ASR as a repurchase of AbbVie common stock. See Note 10 for additional information.

The number of common shares issuable under stock-based compensation plans that were excluded from the computation of earnings per common share because the effect would have been antidilutive were not material for both the three and nine months ended September 30, 2015.

For both the three and nine months ended September 30, 2014, AbbVie determined the two-class method was more dilutive. As a result, the dilutive effect of unvested RSUs and RSAs of approximately 4 million shares for both the three and nine months ended September 30, 2014 were excluded from the denominator for the calculation of diluted EPS. Additionally, earnings allocable to participating securities for the three and nine months ended September 30, 2014 was $3 million and $14 million, respectively. For both the three and nine months ended September 30, 2014, the number of common shares issuable under stock-based compensation plans that were excluded from the computation of earnings per common share because the effect would have been antidilutive were not material.

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

The acquisition of Pharmacyclics has been accounted for as a business combination using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed in the acquisition has not yet been finalized as of September 30, 2015. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. The company made immaterial measurement period adjustments to certain preliminary estimates of fair value during the three months ended September 30, 2015. The completion of the valuation will occur no later than one year from the acquisition date and may result in significant changes to the recognized assets and liabilities.

The following table summarizes preliminary fair values of assets acquired and liabilities assumed as of the May 26, 2015 acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and equivalents	$877
Short-term investments	11
Accounts and other receivables	106
Inventories	492
Other assets	212
Intangible assets
Definite-lived developed product rights	4,590
Definite-lived license agreements	6,780
Indefinite-lived research and development	7,180
Accounts payable and accrued liabilities	(381)
Deferred income taxes	(6,453)
Other long-term liabilities	(254)
Total identifiable net assets	13,160
Goodwill	7,610
Total assets acquired and liabilities assumed	$20,770

The fair market value step-up adjustment to inventories of $445 million is being amortized to cost of products sold when the inventory is sold to customers, which is expected to be a period of approximately 18 months.

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

From the acquisition date through September 30, 2015, AbbVie’s condensed consolidated statements of earnings included net revenues of $431 million and an operating loss of $422 million associated with the acquisition. The operating loss included $294 million of acquisition-related compensation expense, $144 million of inventory step-up and intangible asset amortization, and $96 million of transaction and integration costs. Of these costs, $279 million was recorded within SG&A expense, $111 million within research and development (R&D) expense, and $144 million within cost of products sold.

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of AbbVie and Pharmacyclics for the three and nine months ended September 30, 2015 and 2014 as if the acquisition of Pharmacyclics had occurred on January 1, 2014:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share information)	2015	2014	2015	2014
Net revenues	$5,944	$5,226	$16,815	$14,947
Net earnings	$1,332	$351	$3,780	$1,706
Basic earnings per share	$0.81	$0.20	$2.23	$0.99
Diluted earnings per share	$0.80	$0.20	$2.22	$0.98

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Pharmacyclics. In order to reflect the occurrence of the acquisition on January 1, 2014 as required, the unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with of acquisition-date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of acquisition, integration and financing-related costs incurred during the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2014. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

Other Licensing & Acquisitions Activity

For the nine months ended September 30, 2015, the company recorded IPR&D charges of $150 million. There were no IPR&D charges incurred in the three months ended September 30, 2015. Excluding the acquisition of Pharmacyclics, cash outflows related to other acquisitions and investments totaled $794 million for the nine months ended September 30, 2015, and included a $500 million payment to Calico Life Sciences LLC (Calico) as a result of the satisfaction of certain conditions under the R&D collaboration with Calico for which a charge to IPR&D was recorded in 2014, as well as milestone payments to collaboration partners.

In the nine months ended September 30, 2014, cash outflows related to other acquisitions and investments totaled $572 million. The company recorded IPR&D charges of $308 million and $324 million for the three and nine months ended September 30, 2014, respectively, which included charges related to the global collaboration with Infinity entered into in September 2014. The company also recorded other operating expense of $250 million for both the three and nine months ended September 30, 2014 related to the collaboration with Calico entered into in September 2014.

C2N Diagnostics

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

Calico Life Sciences LLC

In September 2014, AbbVie and Calico entered into a novel R&D collaboration agreement to discover, develop and commercialize new therapies for patients with age-related diseases, including neurodegeneration and cancer. As part of the agreement, AbbVie made an initial upfront payment of $250 million, which was recorded in other expense in the three months ended September 30, 2014. Calico is responsible for research and early development during the first five years and will continue to advance collaboration projects through Phase 2a for a ten year period. AbbVie will have the option to exclusively license collaboration compounds after completion of Phase 2a. AbbVie will support Calico in its early R&D efforts and, upon option exercise, would be responsible for all late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both companies.

Infinity Pharmaceuticals, Inc.

In September 2014, AbbVie entered into a global collaboration agreement with Infinity Pharmaceuticals, Inc. (Infinity) to develop and commercialize duvelisib (IPI-145) for the treatment of patients with cancer. As part of the agreement, AbbVie made an initial upfront payment of $275 million, which was expensed to IPR&D in the three months ended September 30, 2014. In the three months ended September 30, 2015, AbbVie recorded a charge of $130 million in R&D expense due to the achievement of a development milestone under the collaboration agreement. This amount will be paid in the fourth quarter of 2015. Upon the achievement of certain development, regulatory and commercial milestones, AbbVie could make additional payments of up to $400 million. In the United States, the companies will jointly commercialize duvelisib and will share equally in any potential profits. Outside the United States, AbbVie will be responsible for the commercialization of duvelisib, and Infinity is eligible to receive tiered double-digit royalties on net sales.

Other Activity

United Therapeutics Corporation

In August 2015, AbbVie entered into an agreement to purchase a rare pediatric disease priority review voucher (PRV) from United Therapeutics Corporation. The PRV entitles AbbVie to receive an FDA priority review of a single New Drug Application or Biologics License Application, which reduces the target review time and could lead to an expedited approval. In exchange for the PRV, AbbVie made a payment of $350 million, which was recorded in R&D expense in the condensed consolidated statements of earnings and as an operating cash outflow in the condensed consolidated statement of cash flows for the three months ended September 30, 2015. AbbVie intends to use the PRV for an existing R&D project.

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

The collaboration provides Janssen with an exclusive license to commercialize IMBRUVICA outside of the United States and co-exclusively with AbbVie in the United States. Both parties are responsible for the development, manufacturing and marketing of any products generated as a result of the collaboration. The collaboration has no set duration or specific expiration date and provides for potential future development, regulatory and approval milestone payments of up to $200 million to AbbVie.

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

Janssen’s share of the pre-tax U.S. profits under the collaboration was $124 million and $169 million for the three and nine months ended September 30, 2015, respectively, and was recorded within cost of products sold in the condensed consolidated statements of earnings. AbbVie’s share of pre-tax profits outside the United States under the collaboration were $37 million and $47 million for the three and nine months ended September 30, 2015, respectively. AbbVie’s share of the cost sharing expenses under the collaboration was $65 million and $87 million for the three and nine months ended September 30, 2015, respectively.

At September 30, 2015, AbbVie’s receivable from Janssen was $39 million and AbbVie’s payable to Janssen was $111 million, which were classified in accounts and other receivables, net and accounts payable and accrued liabilities, respectively, in AbbVie’s condensed consolidated balance sheet.

Note 6            Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of AbbVie’s goodwill:

(in millions)
Balance as of December 31, 2014	$5,862
Additions	7,610
Foreign currency translation and other adjustments	(229)
Balance as of September 30, 2015	$13,243

Goodwill additions related to the acquisition of Pharmacyclics in the second quarter of 2015. Refer to Note 4 for additional information regarding this acquisition. The latest impairment assessment of goodwill was completed in the third quarter of 2015. As of September 30, 2015, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Intangible Assets, Net

The following table summarizes AbbVie’s intangible assets:

	September 30, 2015			December 31, 2014
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$9,107	$(3,875)	$5,232	$4,546	$(3,706)	$840
License agreements	7,953	(952)	7,001	1,097	(869)	228
Total definite-lived intangible assets	17,060	(4,827)	12,233	5,643	(4,575)	1,068
Indefinite-lived research and development	7,589	—	7,589	445	—	445
Total intangible assets, net	$24,649	$(4,827)	$19,822	$6,088	$(4,575)	$1,513

Intangible assets with finite useful lives are amortized over their estimated useful lives. Amortization expense was $125 million and $98 million for the three months ended September 30, 2015 and 2014, respectively, and $279 million and $307 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in cost of products sold in the condensed consolidated statements of earnings. The anticipated annual amortization expense for definite-lived intangible assets recorded as of September 30, 2015 is $389 million in 2015, $588 million in 2016, $666 million in 2017, $809 million in 2018, and $934 million in 2019.

The indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The latest impairment assessment of intangible assets not subject to amortization was completed in the third quarter of 2015. No impairment charges were recorded in the nine months ended September 30, 2015 and 2014. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if indicators of impairment exist.

The increase in intangible assets during 2015 was primarily due to the acquisition of Pharmacyclics in the second quarter of 2015. These intangible assets will be amortized using the estimated pattern of economic benefit. Refer to Note 4 for additional information regarding this acquisition.

Note 7            Restructuring Plans

Restructuring charges recorded for the three and nine months ended September 30, 2015 were $22 million and $50 million, respectively, and were primarily recorded in SG&A expense, R&D expense, and cost of products sold in the condensed consolidated statements of earnings. For the nine months ended September 30, 2015, restructuring charges included asset impairments of $11 million. The remaining charges primarily related to employee severance.

Restructuring charges for the three and nine months ended September 30, 2014 were $7 million and $16 million, respectively. These charges were primarily recorded in cost of products sold in the condensed consolidated statements of earnings and primarily related to employee severance.

The following summarizes the cash activity in the restructuring reserve for the nine months ended September 30, 2015:

(in millions)
Accrued balance at December 31, 2014	$122
2015 restructuring charges	39
Payments and other adjustments	(53)
Accrued balance at September 30, 2015	$108

The restructuring reserve balance as of September 30, 2015 primarily related to restructuring plans approved in years prior to 2013 to realign AbbVie’s worldwide manufacturing operations and selected commercial and R&D operations in the United States and internationally in order to reduce costs.

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

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $98 million and $1.4 billion at September 30, 2015 and December 31, 2014, respectively, are designated as cash flow hedges and are recorded at fair value. Accumulated gains and losses as of September 30, 2015 will be included in cost of products sold at the time the products are sold, generally not exceeding twelve months.

The company enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At September 30, 2015 and December 31, 2014, AbbVie held notional amounts of $6.2 billion and $6.8 billion, respectively, of such foreign currency forward exchange contracts.

AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, totaling $11 billion and $8.0 billion at September 30, 2015 and December 31, 2014, respectively. The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of September 30, 2015:

	Fair value – Derivatives in asset position		Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	Amount	Balance sheet caption	Amount
Foreign currency forward exchange contracts —
Hedging instruments	Prepaid expenses and other	$7	Accounts payable and accrued liabilities	$—
Others not designated as hedges	Prepaid expenses and other	23	Accounts payable and accrued liabilities	17
Interest rate swaps designated as fair value hedges	Prepaid expenses and other	62	Other long-term liabilities	6
Total derivatives		$92		$23

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of December 31, 2014:

	Fair value – Derivatives in asset position		Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	Amount	Balance sheet caption	Amount
Foreign currency forward exchange contracts —
Hedging instruments	Prepaid expenses and other	$141	Accounts payable and accrued liabilities	$—
Others not designated as hedges	Prepaid expenses and other	70	Accounts payable and accrued liabilities	63
Interest rate swaps designated as fair value hedges	n/a	—	Other long-term liabilities	180
Total derivatives		$211		$243

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The unrealized gains/(losses) for the effective portions of the derivative instruments designated as cash flow hedges recognized in other comprehensive income were $2 million and $112 million for the three months ended September 30, 2015 and 2014, respectively, and $78 million and $142 million, respectively, for the nine months ended September 30, 2015 and 2014. The amount of hedge ineffectiveness was not significant for the three and nine months ended September 30, 2015 or 2014.

The following table summarizes the location in the condensed consolidated statements of earnings and the amount of gain/(loss) recognized into net earnings for derivative instruments, including the effective portions of the gain/(loss) reclassified out of accumulated other comprehensive loss into net earnings:

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Income statement caption	2015	2014	2015	2014
Foreign currency forward exchange contracts —
Designated as cash flow hedges	Cost of products sold	$89	$(23)	$171	$(59)
Not designated as hedges	Net foreign exchange loss	(5)	(215)	(170)	(233)
Interest rate swaps designated as fair value hedges	Interest expense, net	235	(9)	236	163
Total		$319	$(247)	$237	$(129)

The gain/(loss) related to fair value hedges is recognized in interest expense, net and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to interest expense, net for the three and nine months ended September 30, 2015 and 2014.

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

The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheet as of September 30, 2015:

		Basis of fair value measurement
(in millions)	Balance at September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$9,223	$910	$8,313	$—
Time deposits	8	—	8	—
Equity securities	33	33	—	—
Interest rate hedges	62	—	62	—
Foreign currency contracts	30	—	30	—
Total assets	$9,356	$943	$8,413	$—
Liabilities
Interest rate hedges	$6	$—	$6	$—
Foreign currency contracts	17	—	17	—
Total liabilities	$23	$—	$23	$—

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

Cumulative net unrealized holding (losses) gains on available-for-sale equity securities totaled $(1) million and $3 million at September 30, 2015 and December 31, 2014, respectively.

There have been no transfers of assets or liabilities between the fair value measurement levels.

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. The carrying values and fair values of certain financial instruments as of September 30, 2015 and December 31, 2014 are shown in the table below:

	Book values		Approximate fair values
(in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Assets
Investments	$58	$95	$96	$145
Liabilities
Short-term borrowings	760	425	760	425
Current portion of long-term debt and lease obligations	8	4,014	24	4,026
Long-term debt and lease obligations, excluding fair value hedges	31,303	10,718	31,023	10,803

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of September 30, 2015:

		Basis of fair value measurement
(in millions)	Fair Value at September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$96	$51	$17	$28
Total assets	$96	$51	$17	$28
Liabilities
Short-term borrowings	$760	$—	$760	$—
Current portion of long-term debt and lease obligations	24	—	24	—
Long-term debt and lease obligations, excluding fair value hedges	31,023	30,929	94	—
Total liabilities	$31,807	$30,929	$878	$—

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2014:

		Basis of fair value measurement
(in millions)	Fair Value at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$145	$68	$13	$64
Total assets	$145	$68	$13	$64
Liabilities
Short-term borrowings	$425	$—	$425	$—
Current portion of long-term debt and lease obligations	4,026	4,005	21	—
Long-term debt and lease obligations, excluding fair value hedges	10,803	10,710	93	—
Total liabilities	$15,254	$14,715	$539	$—

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

At September 30, 2015, AbbVie had approximately $306 million of net monetary assets denominated in the Venezuelan bolivar (converted at a rate of 6.3 VEF/USD) in its Venezuelan entity, which had net revenues of $52 million and $149 million for the three and nine months ended September 30, 2015, respectively. If AbbVie’s net monetary assets denominated in the Venezuelan bolivar had been converted at a rate of 13.5 VEF/USD at September 30, 2015, it would have resulted in a devaluation loss of $163 million for both the three and nine months ended September 30, 2015, respectively. The company cannot predict whether there will be devaluations of the Venezuelan currency or whether the use of the official rate of 6.3 will continue to be supported by evolving facts and circumstances. If circumstances change such that the company concludes it would be appropriate to use a different exchange rate, or if a devaluation of the official rate occurs, it could result in a significant change to AbbVie’s results of operations.

Three U.S. wholesalers accounted for 50 percent and 49 percent of total net accounts receivable as of September 30, 2015 and December 31, 2014, respectively, and substantially all of AbbVie’s sales in the United States are to these three wholesalers. In addition, net governmental receivables outstanding in Greece, Portugal, Italy, and Spain totaled $607 million at September 30, 2015 and $446 million at December 31, 2014.

HUMIRA® (adalimumab) is AbbVie’s single largest product and accounted for approximately 63 percent of AbbVie’s total net revenues for both the nine months ended September 30, 2015 and 2014, respectively.

Debt and Credit Facilities

On September 25, 2015, AbbVie entered into a $2 billion three-year term loan credit agreement and a $2 billion 364 - day term loan credit agreement. As of September 30, 2015, AbbVie had not drawn on these facilities. In November 2015, AbbVie drew on these term facilities and used the proceeds to refinance its $4 billion of senior notes maturing in 2015. As a result of this refinancing, the $4 billion of senior notes maturing in 2015 were classified as long-term debt in the condensed consolidated balance sheet as of September 30, 2015. The margin with respect to the borrowings under the term loan facilities will be based on AbbVie’s public debt rating. The term loan facilities contains customary covenants, all of which the company remains in compliance with as of September 30, 2015.

In May 2015, the company issued $16.7 billion aggregate principal amount of unsecured senior notes, consisting of $3.0 billion aggregate principal amount of its 1.8% senior notes due 2018, $3.75 billion aggregate principal amount of its 2.5% senior notes due 2020, $1.0 billion aggregate principal amount of its 3.2% senior notes due 2022, $3.75 billion aggregate principal amount of its 3.6% senior notes due 2025, $2.5 billion aggregate principal amount of its 4.5% senior notes due 2035 and $2.7 billion aggregate principal amount of its 4.7% senior notes due 2045. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium. Debt issuance costs incurred in connection with the offering totaled $93 million and are being amortized over the respective terms of the notes to interest expense, net in the condensed consolidated statements of earnings. The senior notes contain customary covenants, all of which the company remains in compliance with as of September 30, 2015.

Approximately $11.5 billion of the net proceeds were used to finance the acquisition of Pharmacyclics and approximately $5.0 billion of the net proceeds were used to finance the accelerated share repurchase agreement with Morgan Stanley. Refer to Notes 4 and 10 for additional information related to the acquisition of Pharmacyclics and the ASR, respectively.

In March 2015, AbbVie entered into an $18 billion, 364-Day Bridge Term Loan Credit Agreement (the bridge loan) in support of the planned acquisition of Pharmacyclics. No amounts were drawn under the bridge loan, which was terminated in the second quarter of 2015 as a result of the company’s May 2015 issuance of the senior notes. Interest expense, net includes $86 million of costs related to the bridge loan, which were incurred in the first half of 2015.

Short-term borrowings include commercial paper borrowings of $760 million and $416 million as of September 30, 2015 and December 31, 2014, respectively. The weighted-average interest rate on outstanding commercial paper borrowings for the nine months ended September 30, 2015 and 2014 was 0.2 percent and 0.2 percent, respectively.

As of September 30, 2015, AbbVie was in compliance with the financial covenants of its $3 billion unsecured credit facility. No amounts were outstanding under this facility as of September 30, 2015 and December 31, 2014.

Note 9            Post-Employment Benefits

The following is a summary of net periodic benefit costs relating to the company’s defined benefit and other post-employment plans for the three months ended September 30, 2015 and 2014:

	Defined benefit plans		Other post- employment plans
(in millions)	2015	2014	2015	2014
Service cost	$57	$44	$7	$7
Interest cost	54	55	6	6
Expected return on plan assets	(81)	(75)	—	—
Amortization of actuarial losses (gains) and prior service costs	31	16	—	(1)
Net periodic benefit cost	$61	$40	$13	$12

The following is a summary of net periodic benefit costs relating to the company’s defined benefit and other post-employment plans for the nine months ended September 30, 2015 and 2014:

	Defined benefit plans		Other post- employment plans
(in millions)	2015	2014	2015	2014
Service cost	$171	$131	$19	$17
Interest cost	164	164	18	17
Expected return on plan assets	(244)	(226)	—	—
Amortization of actuarial losses (gains) and prior service costs	95	50	1	(3)
Net periodic benefit cost	$186	$119	$38	$31

AbbVie made voluntary contributions of $150 million and $370 million in the nine months ended September 30, 2015 and 2014 to its main domestic defined benefit pension plan.

Note 10  Equity

Stock-Based Compensation

Stock-based compensation expense was $55 million and $44 million for the three months ended September 30, 2015 and 2014, respectively, and $229 million and $198 million for the nine months ended September 30, 2015 and 2014, respectively, and is principally classified in SG&A expense with the remainder classified in R&D expense and cost of products sold.

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

The fair value of stock options is determined using the Black-Scholes model. The weighted-average grant-date fair values of the stock options granted during the nine months ended September 30, 2015 and 2014 were $9.96 and $9.83, respectively. Stock-based compensation expense attributable to options during each of the periods presented was not material.

The following table summarizes AbbVie stock option activity for both AbbVie and Abbott employees for the nine months ended September 30, 2015:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2014	28,280	$28.53	3.3	$1,044
Granted	1,207	58.83
Exercised	(5,002)	26.71
Lapsed	(43)	27.39
Outstanding at September 30, 2015	24,442	30.40	3.2	$592
Exercisable at September 30, 2015	21,964	$27.99	2.6	$580

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last day of trading for the nine months ended September 30, 2015. The total intrinsic value of options exercised was $43 million and $39 million for the three months ended September 30, 2015 and 2014, respectively, and $186 million and $150 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, $6 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs & RSUs

The following table summarizes AbbVie RSA and RSU activity (including performance-based awards) for both AbbVie and Abbott employees for the nine months ended September 30, 2015:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2014	12,815	$40.98
Granted	5,863	61.03
Vested	(5,608)	37.36
Lapsed	(456)	48.77
Outstanding at September 30, 2015	12,614	$51.62

The weighted-average grant date fair value per share of RSAs and RSUs (including performance-based awards) is determined based on the number of shares granted and the quoted price of the company’s common stock on the date of the grant. The fair market value of RSAs and RSUs vested was $6 million and $7 million for the three months ended September 30, 2015 and 2014, respectively, and $330 million and $332 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, $278 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

Cash Dividends

On September 11, 2015, the board of directors declared a quarterly cash dividend of $0.51 per share. The dividend is payable November 16, 2015 to stockholders of record at the close of business on October 15, 2015. Additionally, on February 13, May 15, and August 14, 2015, AbbVie paid quarterly cash dividends of $0.49, $0.51, and $0.51 per share of common stock, respectively, which were declared by the board of directors on October 20, 2014, February 19, and June 18, 2015, respectively. The dividends declared on October 20, 2014 and February 19, 2015, represented an increase of nearly 17 percent and approximately 4 percent, respectively, over the previous quarterly rate of $0.42 per share and $0.49 per share, respectively. On October 30, 2015, the company announced that its board of directors declared an increase in the company’s quarterly cash dividend from $0.51 per share to $0.57 per share beginning with the dividend payable on February 16, 2016 to stockholders of record as of January 15, 2016. This reflects an increase of approximately 12 percent over the previous quarterly rate.

On February 14, May 15, August 15, and November 17, 2014, AbbVie paid quarterly cash dividends of $0.40, $0.42, $0.42 and $0.42 per share of common stock, respectively, which were declared by the board of directors on December 12, 2013, February 20, 2014, June 19, 2014 and September 19, 2014, respectively.

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

In March 2015, the board of directors authorized a $5.0 billion increase to the existing stock repurchase program in anticipation of executing an accelerated share repurchase agreement in connection with the acquisition of Pharmacyclics. On May 26, 2015, AbbVie entered into and executed the $5.0 billion ASR with Morgan Stanley. Pursuant to the terms of ASR, Morgan Stanley made an initial delivery of approximately 68 million shares of AbbVie’s common stock on May 27, 2015, which represented approximately 90% of the total shares expected to be delivered under the ASR. AbbVie recorded the aggregate $5.0 billion purchase price as a reduction to common stock held in treasury in the condensed consolidated balance sheet as of September 30, 2015. In the three months ended September 30, 2015, Morgan Stanley delivered an additional 5 million shares of AbbVie’s common stock to AbbVie in final settlement of the ASR.

In addition, AbbVie repurchased approximately 21 million shares for $1.2 billion in the open market during the nine months ended September 30, 2015 and approximately 5 million shares for $250 million in the open market during the nine months ended September 30, 2014. Shares repurchased under these programs are recorded at acquisition cost, including related expenses, and are available for general corporate purposes. AbbVie’s remaining stock repurchase authorization was $3.5 billion as of September 30, 2015.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax for the nine months ended September 30, 2015:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains on marketable equity securities	Hedging activities	Total
Balance as of December 31, 2014	$(603)	$(1,608)	$3	$177	$(2,031)
Other comprehensive (loss) income before reclassifications	(464)	23	—	78	(363)
Amounts reclassified from accumulated other comprehensive loss	—	68	(4)	(169)	(105)
Net current-period other comprehensive (loss) income	(464)	91	(4)	(91)	(468)
Balance as of September 30, 2015	$(1,067)	$(1,517)	$(1)	$86	$(2,499)

Other comprehensive loss for the nine months ended September 30, 2015 includes foreign currency translation adjustments totaling a loss of $464 million, which was principally driven by the impact of the continued weakening of the Euro in the nine months ended September 30, 2015 on the translation of the company’s Euro-denominated assets.

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax for the nine months ended September 30, 2014:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains on marketable equity securities	Hedging activities	Total
Balance as of December 31, 2013	$470	$(827)	$2	$(87)	$(442)
Other comprehensive (loss) income before reclassifications	(714)	—	(1)	142	(573)
Amounts reclassified from accumulated other comprehensive loss	—	43	—	59	102
Net current-period other comprehensive (loss) income	(714)	43	(1)	201	(471)
Balance as of September 30, 2014	$(244)	$(784)	$1	$114	$(913)

The table below presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(in millions) (brackets denote gains)	2015	2014	2015	2014
Pension and post-employment benefits
Amortization of actuarial losses and other (a)	$31	$27	$96	$59
Less tax benefit	(10)	(7)	(28)	(16)
Total reclassification, net of tax	$21	$20	$68	$43
Hedging activities
(Gains) losses on designated cash flow hedges (b)	$(89)	$23	$(171)	$59
Less tax expense	—	—	2	—
Total reclassification, net of tax	$(89)	$23	$(169)	$59

(a) Amounts are included in the computation of net periodic benefit cost (see Note 9).

(b) Amounts are included in cost of products sold (see Note 8).

Note 11  Income Taxes

The effective tax rate was 25 percent and 23 percent for the three and nine months ended September 30, 2015, respectively, and 26 percent and 24 percent for the three and nine months ended September 30, 2014, respectively. The effective tax rate in each period differs from the statutory tax rate of 35 percent primarily due to the benefit from foreign operations, which reflects the impact of lower statutory tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, and business development activities together with the cost of repatriation decisions. The decrease in the effective tax rate for the three and nine months ended September 30, 2015 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events. Additionally, the nine months ended September 30, 2015 includes the reversal of previously recognized state valuation allowances of $103 million recorded during the second quarter of 2015 in connection with the acquisition of Pharmacyclics.

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

Note 12  Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation at September 30, 2015 and December 31, 2014 was not significant. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

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

Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan® entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. The lawsuits consist of two individual plaintiff lawsuits and two consolidated purported class actions: one brought by three named direct purchasers of Niaspan® and the other brought by ten named end-payor purchasers of Niaspan®. The cases are consolidated for pre-trial proceedings in the United States District Court for the Eastern District of Pennsylvania under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. The office of the Attorney General of the State of Alaska has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit.

In September 2014, the FTC filed suit in the United States District Court for the Eastern District of Pennsylvania against AbbVie and others, alleging that the 2011 patent litigation with two generic companies regarding AndroGel® was sham litigation and the patent litigation settlement with one of those generic companies violates federal antitrust laws. The FTC’s complaint seeks monetary damages and injunctive relief. In May 2015, the court dismissed the FTC’s claim regarding the patent litigation settlement, and in August 2015, the court denied the FTC’s request for reconsideration of the dismissal. The office of the Attorney General of the State of Alaska has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit.

In March 2015, the State of Louisiana filed a lawsuit, State of Louisiana v. Fournier Industrie et Sante, et al., against AbbVie, Abbott and affiliated Abbott entities in Louisiana state court. Plaintiff alleges that patent applications and patent litigation filed and other alleged conduct from the early 2000’s and before related to the drug TriCor® violated Louisiana state antitrust and unfair trade practices laws. The lawsuit seeks monetary damages and attorneys’ fees. In August 2015, the court dismissed the case as time-barred.  The state’s appeal of that dismissal is pending.

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

In November 2014, a putative class action lawsuit, Medical Mutual of Ohio v. AbbVie Inc., et al., was filed against several manufacturers of testosterone replacement therapies (TRTs), including AbbVie, in the United States District Court for the Northern District of Illinois on behalf of all insurance companies, health benefit providers, and other third party payors who paid for TRTs, including AndroGel®. The claims asserted include violations of the federal RICO Act and state consumer fraud and deceptive trade practices laws. The complaint seeks monetary damages and injunctive relief.

Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 1,600 cases are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 70 cases are pending in various state courts. Plaintiffs seek compensatory and punitive damages.

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

In November 2014, five individuals filed a putative class action lawsuit on behalf of purchasers and sellers of certain Shire plc (Shire) securities between June 20 and October 14, 2014, against AbbVie and its chief executive officer in the United States District Court for the Northern District of Illinois alleging that the defendants made and/or are responsible for material misstatements in violation of federal securities laws in connection with AbbVie’s proposed transaction with Shire. The complaint seeks monetary damages and injunctive relief.

In December 2014, a shareholder derivative lawsuit, Plumbers & Steamfitters Local 60 Pension Plans v. J.P. Morgan Securities LLC, et al., was filed in Delaware Chancery Court, alleging that AbbVie’s directors breached their fiduciary duties in connection with the approval and termination of AbbVie’s proposed transaction with Shire. The lawsuit seeks monetary damages for AbbVie, among other relief.

AbbVie is seeking to enforce its patent rights relating to ritonavir/lopinavir tablets (a drug AbbVie sells under the trademark Kaletra®). In a case filed in the United States District Court for the Northern District of Illinois in March 2009, AbbVie alleges that Matrix Laboratories, Inc.’s, Matrix Laboratories, Ltd.’s, and Mylan, Inc.’s proposed generic products infringe AbbVie’s patents and seeks declaratory and injunctive relief. Upon Matrix’s motion in November 2009, the court granted a five-year stay of the litigation unless good cause to lift the stay is shown. On July 1, 2014, the stay was lifted pursuant to the original terms of the court order entered in 2009. In February 2015, in a related case filed in the United States District Court for the Northern District of Illinois, AbbVie alleges that Mylan Pharmaceuticals Inc.’s, Mylan Laboratories, Ltd.’s and Mylan Laboratories, Inc.’s proposed generic lopinavir/ritonavir products infringe additional AbbVie patents and seeks declaratory and injunctive relief. On September 30, 2015, AbbVie and Mylan entered into a confidential settlement and license agreement and the litigation was dismissed by the stipulation of the parties.

AbbVie is seeking to enforce its patent rights relating to ritonavir tablets (a drug AbbVie sells under the trademark Norvir®). In a case filed in the United States District Court for the District of Delaware in October 2014, AbbVie alleges that Mylan Pharmaceutical Inc.’s proposed generic ritonavir tablets product infringes AbbVie’s patents and seeks declaratory and injunctive relief. On September 30, 2015, AbbVie and Mylan entered into a confidential settlement and license agreement and the litigation was dismissed by stipulation of the parties.

Note 13  Segment Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie’s net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. The following table details AbbVie’s worldwide net revenues:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
HUMIRA	$3,647	$3,255	$10,295	$9,180
IMBRUVICA	304	—	411	—
VIEKIRA	469	—	1,085	—
Creon	161	148	447	365
Synagis	93	109	474	537
Lupron	201	196	591	571
Synthroid	188	200	561	523
Kaletra	168	256	515	667
AndroGel	177	232	500	704
Sevoflurane	122	134	366	430
Duodopa	61	56	169	164
Dyslipidemia products	43	63	124	224
All other	310	370	921	1,143
Total net revenues	$5,944	$5,019	$16,459	$14,508

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of September 30, 2015 and December 31, 2014 and the results of operations for the three and nine months ended September 30, 2015 and 2014. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in “Item 1. Financial Statements and Supplementary Data.”

EXECUTIVE OVERVIEW

Company Overview

AbbVie is a global, research-based biopharmaceutical company formed in 2013 following separation from Abbott Laboratories (Abbott). AbbVie’s mission is to use its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases. AbbVie products are used to treat chronic autoimmune diseases, including rheumatoid arthritis, psoriasis, and Crohn’s disease; hepatitis C (HCV); human immunodeficiency virus (HIV); cancer and leukemia; endometriosis; thyroid disease; Parkinson’s disease; complications associated with chronic kidney disease (CKD) and cystic fibrosis; and other health conditions such as low testosterone. AbbVie also has a pipeline of promising new medicines across such important medical specialties as immunology, virology/liver disease, oncology, renal disease, neurological diseases, cystic fibrosis, and women’s health.

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

AbbVie owns or has license rights to a substantial number of patents and patent applications, which in aggregate are believed to be of material importance in the operation of AbbVie’s business. In addition to the intellectual property protection disclosed in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2014, AbbVie has non-composition of matter patents, such as manufacturing patents, formulation patents, patents covering HUMIRA’s approved indications, and other patents covering HUMIRA. The earliest of these patents expires in 2022.

For the remainder of 2015, AbbVie expects revenue performance to be driven by strong growth from HUMIRA, the global launch of AbbVie’s interferon-free HCV treatment, and revenue growth in certain key products including Creon and Duodopa, partially offset by a decline in several products due to generic competition, including AndroGel 1% and the remainder of the lipid franchise. IMBRUVICA, acquired through the acquisition of Pharmacyclics, Inc. (Pharmacyclics) in May 2015 as further discussed below, will also be a significant contributor to revenue growth in 2015. In addition, AbbVie expects to achieve operating margin improvements while continuing to invest in its pipeline in support of opportunities in oncology, HCV, and immunology, as well as investment in key products. AbbVie expects to grow operating cash flows in 2015, which will enable the company to continue to augment its pipeline through concerted focus on strategic licensing, acquisition and partnering activity and returning cash to stockholders via dividends and share repurchases.

On May 26, 2015, AbbVie completed its acquisition of Pharmacyclics, a biopharmaceutical company that develops and commercializes novel therapies for people impacted by cancer, and its flagship asset IMBRUVICA® (ibrutinib), a novel, orally active, selective covalent inhibitor of Bruton’s Tyrosine Kinase (BTK). As part of a worldwide collaboration and license agreement with Janssen Biotech, Inc., one of the Janssen Pharmaceutical companies of Johnson & Johnson (Janssen), IMBRUVICA is approved for use in the United States, Canada, and the EU as well as other countries worldwide. AbbVie will market IMBRUVICA in the United States for four indications approved by the U.S. Food and Drug Administration (FDA): (i) for patients with mantle cell lymphoma (MCL) who have received at least one prior therapy; (ii) for the treatment of patients with chronic lymphocytic leukemia (CLL) who have received at least one prior therapy; (iii) for the treatment of CLL patients with deletion of the short arm chromosome 17 (del 17p CLL); and (iv) for the treatment of patients with Waldenstrom’s macroglobulinemia (WM). The acquisition will accelerate AbbVie’s clinical and commercial presence in oncology, strengthen its pipeline, and establish a leadership position in hematological oncology. The acquisition will also accelerate AbbVie’s revenue and earnings growth and further diversify its revenue base. AbbVie expects the acquisition to be accretive to earnings beginning in 2017. Refer to Note 4 entitled “Licensing, Acquisitions and Other Arrangements” of the Notes to Condensed Consolidated Financial Statements included under Part 1, Item 1, “Financial Statements and Supplementary Data” for further information regarding the acquisition of Pharmacyclics.

Research and development (R&D) efforts for the remainder of 2015 will continue to focus on compounds for immunology, virology/liver disease, oncology, renal disease, neurological diseases, cystic fibrosis, and women’s health. AbbVie’s scientists work to advance a pipeline of specialty molecules that demonstrate strong clinical performance for patients and economic value for patients and their healthcare systems. Additional information about AbbVie’s pipeline is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2014. See the “Research and Development” section below for significant updates to AbbVie’s pipeline.

Financial Results

The company’s financial performance for the nine months ended September 30, 2015 included delivering worldwide net revenues of $16.5 billion, improved gross margin, and fully diluted earnings per share of $2.21. For the nine months ended September 30, 2015, AbbVie’s worldwide net revenues grew by 21 percent on a constant currency basis, driven primarily by the continued strength of HUMIRA, the global launch of AbbVie’s interferon-free HCV treatment, revenue growth from other key products including Creon, and Duodopa, and post-acquisition revenues related to IMBRUVICA. AbbVie’s financial performance for the nine months ended September 30, 2015 also reflected an improvement in gross margin to 82 percent of net revenues, primarily due to favorable product mix across the product portfolio, operating efficiencies, and the impact of foreign exchange rates. Financial results for the nine months ended September 30, 2015 also reflected continued funding in support of AbbVie’s emerging mid-and late-stage pipeline assets, continued investment in AbbVie’s growth brands, and the global launch of AbbVie’s interferon-free HCV treatment. For the nine months ended September 30, 2015, AbbVie also recorded acquired in-process research and development (IPR&D) charges of $150 million, a charge of $350 million related to the purchase of a priority review voucher from a third party, and a charge of $130 million due the achievement of a development milestone under the collaboration with Infinity Pharmaceuticals, Inc. (Infinity).

For the nine months ended September 30, 2015, the company generated cash flows from operations of $5.6 billion. These strong cash flows enabled the company to continue to enhance its pipeline through licensing and collaboration activities, pay cash dividends to stockholders of $2.5 billion, and repurchase approximately 21 million shares of common stock for $1.2 billion in the open market (excluding the shares repurchased under an accelerated share repurchase agreement). AbbVie also executed a $5.0 billion accelerated share repurchase agreement (ASR) pursuant to which AbbVie paid $5.0 billion for an aggregate 73 million shares of AbbVie’s common stock and issued $16.7 billion aggregate principal amount of unsecured senior notes the proceeds of which were used to finance the acquisition of Pharmacyclics and the ASR. The board of directors declared a quarterly cash dividend of $0.51 per share of common stock payable in November 2015. In addition, on October 30, 2015, the company announced that its board of directors declared an increase in the company’s quarterly cash dividend from $0.51 per share to $0.57 per share beginning with the dividend payable on February 16, 2016.

In addition to these financial results, AbbVie continued to advance and augment its pipeline in the nine months ended September 30, 2015 as further described below under the heading “Research and Development.”

Research and Development

Research and innovation continues to be a key strategic priority for AbbVie. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.

AbbVie’s pipeline currently includes more than 40 compounds or indications in clinical development individually or under collaboration or license agreements across such important medical specialties as immunology, virology/liver disease, oncology, renal disease, neurological diseases, cystic fibrosis, and women’s health. Of these programs, more than 30 are in mid- and late-stage development. In addition, IMBRUVICA is in mid- and late-stage development for additional hematological oncology indications, with more than 60 clinical trials underway, including 13 in Phase 3 development. IMBRUVICA is also in early-stage development for solid tumors.

Transitions of significant programs from Phase 2 development to Phase 3 development as well as recent developments in significant Phase 3 and registration programs included the following:

•                  In January 2015, AbbVie announced that the European Commission (EC) granted marketing authorizations for its all-oral, short-course, interferon-free treatment VIEKIRAX (ombitasvir/paritaprevir/ritonavir tablets) + EXVIERA (dasabuvir tablets). The treatment was approved with or without ribavirin (RBV) for patients with genotype 1 (GT1) chronic HCV infection, including those with compensated liver cirrhosis, HIV-1 co-infection, patients on opioid substitution therapy and liver transplant recipients. Additionally, VIEKIRAX/EXVIERA was approved for use with RBV in genotype 4 (GT4) chronic HCV patients. AbbVie recently submitted a regulatory application in the United States for a once-daily formulation of VIEKIRA PAK.

•                  AbbVie also announced in January 2015 that the FDA approved Duopa (carbidopa and levodopa), an enteral suspension for the treatment of motor fluctuations for people with advanced Parkinson’s disease. Duopa is administered using a small, portable infusion pump that delivers carbidopa and levodopa directly into the small intestine for 16 continuous hours via a procedurally-placed tube. This product is sold under the name Duodopa outside the United States.

•                  In February 2015, AbbVie announced that it submitted its regulatory application in Japan seeking approval for the company’s investigational, all-oral, RBV and interferon-free, 12-week, two direct-acting antiviral treatment of ombitasvir/paritaprevir/ritonavir (OBV/PTV/r), dosed once daily. AbbVie’s regulatory application for the treatment of patients with GT1 chronic HCV infection was approved in September 2015. AbbVie anticipates launching in Japan following a 60 day reimbursement review cycle.

•                  In February 2015, the FDA filed the supplemental Biologic License Application (BLA) for a new formulation of HUMIRA, which was submitted by the company in December 2014. AbbVie recently received approval from the European Medicines Agency (EMA) for this new HUMIRA formulation specifically designed to reduce injection pain and reduce injection volume. This new formulation is currently under review by the FDA.

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

•                  In April 2015, AbbVie announced that the EC granted marketing authorization for HUMIRA for the treatment of severe chronic plaque psoriasis in children and adolescence from four years of age who have had an inadequate response to or are inappropriate candidates for topical therapy and phototherapies. With the EC decision, HUMIRA now has approval for use in this indication in all member states of the EU.

•                  The FDA approved AbbVie’s regulatory application for TECHNIVIE (OBV/PTV/r tablets) in combination with RBV for the treatment of adults with GT4 chronic HCV infection who do not have cirrhosis. TECHNIVIE is the first and only all-oral, interferon-free, direct-acting antiviral treatment approved in the United States for adult patients with GT4 chronic HCV infection.

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

•                  In May 2015, AbbVie announced its investigational medicine venetoclax, an inhibitor of the B-cell lymphoma-2 (BCL-2) protein that is being developed in partnership with Genentech and Roche, has been granted Breakthrough Therapy Designation by the FDA for the treatment of CLL in previously treated (relapsed/refractory) patients with the 17p deletion mutation. AbbVie’s regulatory application in the United States has been submitted. AbbVie expects to submit its regulatory application in the EU for this indication by the end of 2015.

•                  In May 2015, AbbVie announced that the FDA granted HUMIRA orphan drug designation for the treatment of moderate-to-severe hidradenitis suppurativa (HS), a painful, chronic inflammatory skin disease. In July 2015, AbbVie announced that its marketing authorization for HUMIRA for the treatment of active moderate-to-severe HS was approved in the EU. AbbVie’s BLA was approved by the FDA in September 2015. Approval for this indication represents the thirteenth indication for HUMIRA in major geographies around the world.

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

•                  In July 2015, AbbVie announced that the EC granted marketing authorization for IMBRUVICA as the first treatment option specifically approved for treatment of adult patients with WM, a rare, slow growing blood cancer. Pharmacyclics received FDA approval for IMBRUVICA in January 2015. The EC approval triggered a $20 million milestone payment from Janssen.

•                  In September 2015, AbbVie announced that it intends to advance a once-daily formulation of ABT-494, its internally developed investigational selective Janus Kinase 1 (JAK1) inhibitor, into Phase 3 studies in rheumatoid arthritis by the end of 2015.

•                  Following a thorough review of available data, AbbVie announced that it will not exercise its right to in-license a JAK1 inhibitor, filgotinib, from Galapagos NV (Galapagos). Pursuant to the terms of the global collaboration agreement with Galapagos, all rights to filgotinib will revert solely to Galapagos.

•                  In September 2015, AbbVie announced that it submitted a supplemental New Drug Application (sNDA) to the FDA for IMBRUVICA for treatment-naïve CLL patients. The sNDA is based on results from the Phase 3 RESONATE™-2 study, which evaluated efficacy and safety of IMBRUVICA versus traditional chemotherapy, chlorambucil, in treatment-naïve CLL patients aged 65 years or older.

•                  In addition, AbbVie announced that it intends to move elagolix for the treatment of patients with uterine fibroids into Phase 3 development in the first quarter 2016. Elagolix is also in Phase 3 development for the treatment of endometriosis.

•                  AbbVie also submitted regulatory applications in the United States and the EU for HUMIRA for the treatment for uveitis.

For the first nine months ended September 30, 2015, AbbVie also augmented its pipeline through strategic licensing and partnering activities including in-licensing an anti-tau antibody (ABBV-8E12) for the treatment of Alzheimer’s disease and other neurological disorders from C2N Diagnostics (C2N), a privately held protein diagnostic and therapeutic discovery company.

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

			Percent change				Percent change
	Three months ended September 30,		At actual currency rates	At constant currency rates	Nine months ended September 30,		At actual currency rates	At constant currency rates
(in millions)	2015	2014	2015	2015	2015	2014	2015	2015
United States	$3,690	$2,809	31%	31%	$9,710	$7,681	26%	26%
International	2,254	2,210	2%	20%	6,749	6,827	(1)%	15%
Net revenues	$5,944	$5,019	18%	26%	$16,459	$14,508	13%	21%

On a constant currency basis, revenue growth in both the three and nine months ended September 30, 2015 was driven primarily by the continued strength of HUMIRA, both in the United States and internationally, the global launch of AbbVie’s interferon-free HCV treatment, and revenue growth in other key products including Creon and Duodopa. Net revenues for the three and nine months ended September 30, 2015 also reflect $304 million and $411 million, respectively, of net revenues related to IMBRUVICA that were recorded subsequent to the acquisition of Pharmacyclics on May 26, 2015. These increases were partially offset by a decline in net revenues of AndroGel, principally due to continued market declines and the entry of generic competition for the AndroGel 1% formulation, the continued decline of the company’s lipid franchise, and the unfavorable impact of foreign exchange rates.

The following table details AbbVie’s worldwide net revenues:

			Percent change				Percent change
	Three months ended September 30,		At actual currency rates	At constant currency rates	Nine months ended September 30,		At actual currency rates	At constant currency rates
(in millions)	2015	2014	2015	2015	2015	2014	2015	2015
HUMIRA
United States	$2,268	$1,739	30%	30%	$6,073	$4,592	32%	32%
International	1,379	1,516	(9)%	7%	4,222	4,588	(8)%	8%
Total	$3,647	$3,255	12%	20%	$10,295	$9,180	12%	20%
IMBRUVICA
United States	$267	—	n/m	n/m	$364	—	n/m	n/m
Collaboration revenues	37	—	n/m	n/m	47	—	n/m	n/m
Total	$304	—	n/m	n/m	$411	—	n/m	n/m
VIEKIRA
United States	$242	—	n/m	n/m	$607	—	n/m	n/m
International	227	—	n/m	n/m	478	—	n/m	n/m
Total	$469	—	n/m	n/m	$1,085	—	n/m	n/m
Creon
United States	$161	$148	8%	8%	$447	$365	22%	22%
Synagis
International	$93	$109	(15)%	(1)%	$474	$537	(12)%	2%
Lupron
United States	$158	$147	8%	8%	$464	$420	11%	11%
International	43	49	(14)%	6%	127	151	(16)%	(3)%
Total	$201	$196	2%	7%	$591	$571	3%	7%
Synthroid
United States	$188	$200	(5)%	(5)%	$561	$523	7%	7%
Kaletra
United States	$39	$53	(27)%	(27)%	$123	$163	(24)%	(24)%
International	129	203	(36)%	(19)%	392	504	(22)%	(8)%
Total	$168	$256	(34)%	(21)%	$515	$667	(23)%	(12)%
AndroGel
United States	$177	$232	(24)%	(24)%	$500	$704	(29)%	(29)%
Sevoflurane
United States	$21	$20	5%	5%	$59	$61	(4)%	(4)%
International	101	114	(11)%	1%	307	369	(17)%	(5)%
Total	$122	$134	(9)%	2%	$366	$430	(15)%	(5)%
Duodopa
United States	$3	$—	n/m	n/m	$6	$—	n/m	n/m
International	58	56	2%	22%	163	164	(1)%	19%
Total	$61	$56	9%	29%	$169	$164	3%	23%
Dyslipidemia products
United States	$43	$63	(31)%	(31)%	$124	$224	(45)%	(45)%
All other	$310	$370	(17)%	(1)%	$921	$1,143	(19)%	(7)%
Total net revenues	$5,944	$5,019	18%	26%	$16,459	$14,508	13%	21%

n/m – Not meaningful.

Global HUMIRA net revenues increased 20 percent on a constant currency basis during both the three and nine months ended September 30, 2015 primarily as a result of market growth across therapeutic categories and geographies, higher market share, and favorable pricing in certain geographies. In the United States, HUMIRA revenues increased 30 percent and 32 percent during the three and nine months ended September 30, 2015, respectively, driven by prescription volume, favorable pricing, and market growth across all indications. Internationally, HUMIRA revenues increased 7 percent and 8 percent for the three and nine months ended September 30, 2015, respectively, driven primarily by growth across indications in certain geographies. AbbVie continues to pursue several new indications to help further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.

Net revenues for IMBRUVICA represent product revenues in the United States as well as collaboration revenues related to AbbVie’s 50 percent share of IMBRUVICA profit outside of the United States following the completion of the acquisition of Pharmacyclics on May 26, 2015. AbbVie expects IMBRUVICA will be a significant contributor to revenue growth in the fourth quarter of 2015 and in 2016.

AbbVie launched VIEKIRA PAK in the United States following FDA approval in mid-December 2014 and launched VIEKIRAX/EXVIERA in the EU in January 2015. Internationally, revenues continue to increase as the product is approved in additional geographies. AbbVie continues to expect its HCV regimen to be a significant contributor to revenue growth in the fourth quarter 2015 and in 2016.

Net revenues for Creon increased 8 percent and 22 percent for the three and nine months ended September 30, 2015, respectively, driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market and continues to capture the vast majority of new prescription starts.

Synagis is a seasonal product with the majority of sales occurring in the first and fourth quarters. For the nine months ended September 30, 2015, Synagis revenues increased 2 percent on a constant currency basis.

Global Lupron net revenues increased 7 percent for both the three and nine months ended September 30, 2015 due primarily to increased demand and favorable pricing in the United States. Lupron continues to hold a leadership position and maintains significant share of the market.

AndroGel net revenues for the three and nine months ended September 30, 2015 declined 24 percent and 29 percent, respectively, primarily due to a continued decline in the overall U.S. testosterone replacement market and the entry of generic competition for the AndroGel 1% formulation in January 2015. The company expects the U.S. testosterone replacement market will continue to decline in the fourth quarter of 2015.

Net revenues for Duodopa, AbbVie’s therapy for advanced Parkinson’s disease approved in Europe and other international markets, increased 29 percent and 23 percent on a constant currency basis for the three and nine months ended September 30, 2015, respectively. AbbVie’s regulatory submission for Duopa in the United States was approved by the FDA in January 2015. AbbVie expects net revenues for Duopa in the United States will continue to gradually increase during the remainder of 2015 as physicians grow familiar with the product.

Gross Margin

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
(in millions)	2015	2014	2015	2015	2014	2015
Gross margin	$4,777	$3,925	22%	$13,434	$11,201	20%
as a % of net revenues	80%	78%		82%	77%

Gross margin as a percentage of net revenues increased to 82 percent for the nine months ended September 30, 2015 from 77 percent for the nine months ended September 30, 2014. This improvement was driven by product mix across the product portfolio, operating efficiencies, and the impact of foreign exchange rates. Gross profit margin for the three and nine months ended September 30, 2014 includes a $37 million impairment charge for an intangible asset.

Selling, General and Administrative

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
(in millions)	2015	2014	2015	2015	2014	2015
Selling, general and administrative	$1,474	$1,595	(8)%	$4,650	$4,383	6%
as a % of net revenues	25%	32%		28%	30%

Selling, general and administrative (SG&A) expense for the three and nine months ended September 30, 2015 reflects increased selling and marketing support for new products, including the global launch of VIEKIRA, as well as spending relating to new indications for HUMIRA and other growth brands and the impact of favorable foreign exchange rates.

In addition, SG&A expense for the three and nine months ended September 30, 2015 included $45 million and $239 million, respectively, of costs associated with the separation of AbbVie from Abbott. Separation-related costs were $104 million and $286 million for the three and nine months ended September 30, 2014, respectively. Additionally, SG&A expense included Pharmacyclics acquisition and integration costs of $57 million and $279 million for the three and nine months ended September 30, 2015, respectively. SG&A expense for the three and nine months ended September 30, 2014 also included a $129 million charge due to additional expenses related to the Branded Prescription Drug Fee, an annual non-tax-deductible fee payable to the federal government under the Affordable Care Act. Final rules and regulations issued by the Internal Revenue Service in July 2014 accelerated the expense recognition criteria for the fee obligation from the year in which the fee is paid, to the year in which the market share used to allocate the fee is determined.

Research and Development and Acquired In-Process Research and Development

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
(in millions)	2015	2014	2015	2015	2014	2015
Research and development	$1,418	$812	75%	$3,210	$2,418	33%
as a % of net revenues	24%	16%		20%	17%
Acquired in-process research and development	$—	$308	(100)%	$150	$324	(54)%

R&D expense for the three and nine months ended September 30, 2015 included Pharmacyclics acquisition and integration costs of $18 million and $111 million, respectively. Additionally, R&D expense for both the three and nine months ended September 30, 2015 included a $350 million charge related to the purchase of a priority review voucher from a third party and a $130 million charge recorded due to the achievement of a development milestone under the collaboration with Infinity.

R&D expense for the three and nine months ended September 30, 2015 reflects added funding to support the company’s emerging mid- and late-stage pipeline assets and the continued pursuit of additional HUMIRA indications and the impact of the post-acquisition R&D expense of Pharmacyclics. These increases were partially offset by the impact of favorable foreign exchange rates in the three and nine months ended September 30, 2015.

IPR&D expense for the nine months ended September 30, 2015 included a charge of $100 million as a result of entering into an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders. IPR&D expense for the three and nine months ended September 30, 2014 included a charge of $275 million as a result of entering into a global collaboration with Infinity to develop and commercialize duvelisib, a treatment of patients with cancer. See also Note 4 entitled “Licensing, Acquisitions and Other Arrangements” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” for further information relating to the license agreement with C2N and the collaboration with Infinity.

Other Operating Expense

Other operating expense for the three and nine months ended September 30, 2014 included a $250 million charge related to an R&D collaboration agreement entered into in September 2014 with Calico Life Sciences LLC (Calico) to discover, develop and commercialize new therapies for patients with age-related diseases.

Other Non-Operating Expenses

Interest expense, net for the three and nine months ended September 30, 2015 was $197 million and $487 million, respectively, and was comprised primarily of interest expense on outstanding debt. Interest expense, net for the three and nine months ended September 30, 2015 increased due to the issuance of $16.7 billion aggregate principal amount of senior notes in May 2015, which was issued primarily to finance the acquisition of Pharmacyclics and an accelerated share repurchase program. Interest expense, net for the nine months ended September 30, 2015 included $86 million of financing related fees incurred in connection with the acquisition of Pharmacyclics. Interest expense, net was $128 million and $262 million for the three and nine months ended September 30, 2014, respectively, and included $75 million of financing related fees incurred in connection with the terminated proposed combination with Shire plc (Shire).

In the three months ended September 30, 2014, AbbVie entered into certain undesignated forward contracts to hedge the then anticipated foreign currency cash outflows associated with the then proposed combination with Shire. Net foreign exchange loss for both the three and nine months ended September 30, 2014 included losses of $165 million associated with the Shire-related forward contracts. Net foreign exchange loss for the nine months ended September 30, 2015 included foreign exchange losses totaling $170 million to reflect the completed liquidation of the company’s remaining foreign currency positions related to the terminated proposed combination with Shire.

Other non-operating expense, net for both the three and nine months ended September 30, 2015 included impairment charges totaling $36 million related to certain of the company’s equity investment securities. Other income, net for both the three and nine months ended September 30, 2014 primarily consisted of income of $34 million from the resolution of a contractual agreement.

Income Tax Expense

The effective tax rate was 25 percent and 23 percent for the three and nine months ended September 30, 2015, respectively, and 26 percent and 24 percent for the three and nine months ended September 30, 2014, respectively. The effective tax rate in each period differs from the statutory tax rate of 35 percent primarily due to the benefit from foreign operations which reflects the impact of lower statutory tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, and business development activities together with the cost of repatriation decisions. The decrease in the effective tax rate for the three and nine months ended September 30, 2015 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events. Additionally, the nine months ended September 30, 2015 includes the reversal of previously recognized state valuation allowances of $103 million recorded during the second quarter of 2015 in connection with the acquisition of Pharmacyclics.

Transition from Abbott and Cost to Operate as an Independent Company

In connection with AbbVie’s separation from Abbott, AbbVie and Abbott entered into transition services agreements covering certain corporate support and back office services that AbbVie historically received from Abbott. Such services include information technology, accounts payable, payroll, receivables collection, treasury, and other financial functions, as well as order entry, warehousing, engineering support, quality assurance support, and other administrative services. These agreements facilitated the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office functions across its organization. The majority of these transition service agreements expired without extension at December 31, 2014, however, some of these services continue to be provided to AbbVie on a temporary basis. As a result, AbbVie has and will continue to incur additional ongoing operating expenses to operate as an independent company for the remainder of 2015. Separation-related expenses, which were principally classified in SG&A expense, were $45 million and $109 million for the three months ended September 30, 2015 and 2014, respectively, and were $244 million and $299 million for the nine months ended September 30, 2015 and 2014, respectively.

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

In certain international markets as of the date of the separation and as of September 30, 2015, certain marketing authorizations to sell AbbVie’s products continued to be held by Abbott until such authorizations could be transferred through the applicable regulatory channels. See also Note 1 entitled “Background and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” for further information.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
(in millions)	2015	2014
Cash flows provided by/(used in):
Operating activities	$5,572	$4,127
Investing activities	(12,639)	(3,440)
Financing activities	8,183	(2,411)

Cash flows provided by operations for the nine months ended September 30, 2015 were $5.6 billion compared to $4.1 billion for the nine months ended September 30, 2014. The increase was primarily due to improved results of operations and the favorable impact of movements in working capital. Cash provided by operating activities also reflected the favorable impact of a reduction in AbbVie’s voluntary contribution to its main domestic defined benefit plan, which was $150 million and $370 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, AbbVie paid $350 million to purchase a priority review voucher from United Therapeutics Corporation. During the nine months ended September 30, 2014, AbbVie paid $40 million to a collaboration partner for regulatory milestones related to the company’s HCV program. Realized excess tax benefits associated with stock-based compensation totaled $58 million and $51 million for the nine months ended September 30, 2015 and 2014, respectively, and were presented in the condensed consolidated statements of cash flows as an outflow within the operating section and an inflow within the financing section.

Investing activities for the nine months ended September 30, 2015, primarily included the $11.5 billion cash consideration paid to acquire Pharmacyclics in May 2015 (net of cash acquired of $877 million and excluding the $8.4 billion fair value of AbbVie common stock issued to Pharmacyclics stockholders). Investing activities for the nine months ended September 30, 2015 also included cash outflows related to other acquisitions and investments of $794 million, including $100 million related to an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders, and $500 million paid to Calico Life Sciences LLC due to the satisfaction of certain conditions under the R&D collaboration. For the nine months ended September 30, 2014, cash outflows related to other acquisitions and investment totaled $572 million, including $275 million paid to Infinity related to a global collaboration to develop duvelisib (IPI-145) and $250 million to fund a novel R&D collaboration with Calico. Cash flows from investing activities for the nine months ended September 30, 2015 and 2014 also reflected capital expenditures and net sales (purchases) of short-term investments.

As part of the terminated proposed combination with Shire, AbbVie was required to maintain cash in escrow. Accordingly, AbbVie transferred $2.7 billion of cash into escrow during the three months ended September 30, 2014, which was presented as a transfer to restricted cash in the condensed consolidated statement of cash flow for the nine months ended September 30, 2014. The funds held in escrow were released in the fourth quarter of 2014 due to the termination of the proposed combination.

During the nine months ended September 30, 2015 and 2014, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $760 million and $416 million at September 30, 2015 and December 31, 2014, respectively. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed. In May 2015, the company issued $16.7 billion aggregate principal amount of senior notes with various maturities between 2018 and 2045. Approximately $11.5 billion of the net proceeds were used to finance the acquisition of Pharmacyclics and $5.0 billion of the net proceeds were used to finance the accelerated share repurchase program described below. In September 2015, AbbVie entered into a three-year $2 billion term loan credit facility and a 364-day $2 billion term loan credit facility. No amounts were advanced from these facilities as of September 30, 2015. In November 2015, AbbVie drew on these term facilities and used the proceeds to refinance its $4 billion of senior notes maturing in 2015. As a result of this refinancing, the $4 billion of senior notes maturing in 2015 were classified as long-term debt in the condensed consolidated balance sheet as of September 30, 2015. During the nine months ended September 30, 2015, the company paid $86 million of costs relating to an $18 billion, 364-Day Bridge Term Loan Credit Agreement (the bridge loan) as well as $93 million of costs relating to the issuance of senior notes.

Cash dividend payments totaled $2.5 billion and $2.0 billion for the nine months ended September 30, 2015 and 2014, respectively. On September 11, 2015, the board of directors declared a quarterly cash dividend of $0.51 per share for stockholders of record at the close of business on October 15, 2015, payable on November 16, 2015. On October 30, 2015, the company announced that its board of directors declared an increase in the company’s quarterly cash dividend from $0.51 per share to $0.57 per share beginning with the dividend payable on February 16, 2016 to stockholders of record as of January 15, 2016. The timing, declaration, amount of, and payment of any dividends is within the discretion of AbbVie’s board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors.

In October 2014, AbbVie’s board of directors authorized a $5.0 billion stock repurchase program, which was effective immediately and superseded the prior $1.5 billion common stock repurchase program authorized in February 2013. In March 2015, the board of directors authorized a $5.0 billion increase to the existing stock repurchase program in anticipation of executing an accelerated share repurchase agreement with a financial institution in connection with the acquisition of Pharmacyclics. On May 26, 2015, AbbVie entered into and executed a $5.0 billion ASR with Morgan Stanley & Co. LLC (Morgan Stanley). Pursuant to the terms of the ASR, Morgan Stanley made an initial delivery of approximately 68 million shares of AbbVie’s common stock on May 27, 2015, which represented approximately 90% of the total shares expected to be delivered under the ASR. AbbVie recorded the aggregate $5.0 billion purchase price as a reduction to stockholders’ equity. In the three months ended September 30, 2015, Morgan Stanley delivered an additional 5 million shares of AbbVie’s common stock to AbbVie in final settlement of the ASR.

In addition to the ASR, the company repurchased approximately 21 million shares for $1.2 billion in the open market during the nine months ended September 30, 2015 and approximately 5 million shares for $250 million in the open market during the nine months ended September 30, 2014. Purchases of AbbVie shares under this program may be made from time to time at management’s discretion. The program has no time limit and can be discontinued at any time. AbbVie’s remaining stock repurchase authorization was $3.5 billion as of September 30, 2015, has no time limit, and can be discontinued at any time. Refer to Note 10 for additional information related to the ASR.

Cash and equivalents for the nine months ended September 30, 2015 were also negatively impacted by net unfavorable exchange rate changes totaling $241 million, principally due to the continued weakening of the Euro and other foreign currencies on the translation of the company’s Euro-denominated assets and cash denominated in foreign currencies. While a significant portion of cash and equivalents at September 30, 2015 are considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at September 30, 2015 have been reinvested indefinitely.

Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy, and Spain are with governmental health systems. AbbVie continues to monitor the economic health of the economy in Southern Europe, as heightened economic concerns still exist. Outstanding net governmental receivables in these countries at September 30, 2015 and December 31, 2014 were as follows:

	Net receivables		Net receivables over one year past due
(in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Greece	$52	$30	$1	$—
Portugal	35	27	7	7
Italy	201	176	4	16
Spain	319	213	1	10
Total	$607	$446	$13	$33

AbbVie monitors economic conditions, the creditworthiness of customers, and government regulations and funding, both domestically and abroad. AbbVie regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. AbbVie establishes an allowance against accounts receivable when it is probable they will not be collected. AbbVie also monitors the potential for and periodically has utilized factoring arrangements to mitigate credit risk although the receivables included in such arrangements have historically not been a material amount of total outstanding receivables. Currently, AbbVie does not believe the economic conditions in Southern Europe will have a material impact on the company’s liquidity, cash flow, or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of September 30, 2015.

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At September 30, 2015, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were not material. There were no amounts outstanding under the credit facility as of September 30, 2015 and December 31, 2014.

In September 2015, AbbVie entered into a three-year $2 billion term loan credit facility and a 364-day $2 billion term loan credit facility. No amounts were advanced from the term loan facilities as of September 30, 2015. In November 2015, AbbVie drew on these term facilities and used the proceeds to refinance its $4 billion of senior notes maturing in 2015.

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

Credit Ratings

On April 7, 2015, following the announcement of the then proposed combination with Pharmacyclics, Moody’s Investor Service confirmed its Baa1 senior unsecured long-term rating and Prime-2 short-term rating and revised its ratings outlook to “negative” from “stable”. On March 5, 2015, Standard & Poor’s Rating Services (S&P) affirmed AbbVie’s “A” corporate credit rating and senior unsecured debt rating and its “A-1” commercial paper rating and revised its ratings outlook to “negative” from “stable”. There were no additional changes in the company’s credit ratings in the nine months ended September 30, 2015.

Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact the company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of the company’s significant accounting policies is included in Note 2 entitled “Summary of Significant Accounting Policies” to the company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the company’s application of its critical accounting policies during the three or nine months ended September 30, 2015.

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

FOREIGN CURRENCY RISK

AbbVie’s primary net foreign currency exposures are the Euro Japanese yen, and British pound. Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated transactions denominated in a currency other than the functional currency of the local entity. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive loss in AbbVie’s condensed consolidated balance sheets. Deferred gains or losses on these contracts are included in cost of products sold at the time the products are sold to a third party, generally not exceeding twelve months. At September 30, 2015 and December 31, 2014, AbbVie held $98 million and $1.4 billion, respectively, in notional amounts of such contracts.

AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts, which are not designated as hedges, are marked-to-market, and resulting gains or losses are reflected in net foreign exchange on AbbVie’s condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. At September 30, 2015 and December 31, 2014, AbbVie held notional amounts of $6.2 billion and $6.8 billion, respectively, of such foreign currency forward exchange contracts.

The following table reflects the total foreign currency forward contracts outstanding at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$4,269	1.129	$—	$6,342	1.263	$114
Japanese yen	613	119.9	(1)	333	116.9	6
British pound	366	1.554	8	563	1.618	21
All other currencies	1,050	N/A	5	930	N/A	7
Total	$6,298		$12	$8,168		$148

The company estimates that a 10 percent appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $626 million at September 30, 2015. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. A 10 percent appreciation is believed to be a reasonably possible near-term change in foreign currencies. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange.

The company’s Venezuela operations continue to report with the U.S. dollar as the functional currency due to the hyperinflationary status of the Venezuelan economy. Currency restrictions enacted in Venezuela require AbbVie to obtain approval from the Venezuelan government to exchange Venezuelan bolivars for U.S. dollars and require such exchange to be made at the official exchange rate established by the government. In the first quarter of 2014, the Venezuelan government expanded the number of exchange mechanisms to three rates of exchange. As of September 30, 2015, these were the official rate of 6.3; the SICAD rate at approximately 13.5; and, the SIMADI rate at approximately 199. The company continues to use the official rate of 6.3 Venezuelan bolivars per U.S. dollar to report its Venezuela financial position, results of operations, and cash flows, since the company believes that the nature of AbbVie’s business operations qualify for the official rate as permitted by law. The company cannot predict whether there will be further devaluations of the Venezuelan currency or whether the use of the official rate of 6.3 will continue to be supported by evolving facts and circumstances. If circumstances change such that the company concludes it would be appropriate to use a different rate, or if a devaluation of the official rate occurs, it could result in a significant change to AbbVie’s results of operations. At September 30, 2015, AbbVie had approximately $306 million of net monetary assets denominated in the Venezuelan bolivar (converted at a rate of 6.3 VEF/USD) in its Venezuelan entity, which had net revenues of $149 million for the nine months ended September 30, 2015. If AbbVie’s net monetary assets denominated in the Venezuelan bolivar had been converted at a rate of 13.5 VEF/USD at September 30, 2015, it would have resulted in a devaluation loss of $163 million for the nine months ended September 30, 2015.

INTEREST RATE RISK

Interest rate swaps are used to manage the company’s exposure of changes in interest rates on the fair value of fixed-rate debt. The effect of these hedges is to change the fixed interest rate to a variable rate. AbbVie does not use derivative instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for investment securities. At September 30, 2015 and December 31, 2014, AbbVie had interest rate hedge contracts totaling $11 billion and $8.0 billion, respectively. The company estimates that an increase in the interest rates of 100-basis points would decrease the fair value of our interest rate swap contracts by approximately $496 million at September 30, 2015. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100-basis points in long-term interest rates would decrease the fair value of long-term debt by $1.9 billion at September 30, 2015.

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

There were no other changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended September 30, 2015.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 – July 31, 2015	33,303	(1)	$58.08		—		$4,449,940,645	(2)
August 1, 2015 – August 31, 2015	5,056,594	(1)/(3)	$61.80	(1)/(3)	5,055,710	(3)	$4,449,940,645	(2)
September 1, 2015 –September 30, 2015	16,446,572	(1)	$60.80		16,443,567		$3,450,133,355	(2)
Total	21,536,469	(1)/(3)	$69.74		21,499,277	(3)	$3,450,133,355	(2)

1.              These shares represent:

(i)                  the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 13,538 in July; 884 in August; and 3,005 in September; and

(ii)               19,765 shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan for the three months ended September 30, 2015.

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

3.              On May 26, 2015, AbbVie entered into and executed a $5.0 billion ASR with Morgan Stanley. Pursuant to the terms of the ASR, Morgan Stanley made an initial delivery of approximately 68 million shares of AbbVie’s common stock on May 27, 2015, which represented approximately 90% of the total shares expected to be delivered under the ASR. In the three months ended September 30, 2015, Morgan Stanley delivered an additional 5 million shares of AbbVie’s common stock to AbbVie in final settlement of the ASR. In total, 73 million shares were delivered under the ASR at an average repurchase price of $68.37 per share.

ITEM 6.            EXHIBITS

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ William J. Chase
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: November 6, 2015

EXHIBIT INDEX

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1

*Three-Year Term Loan Agreement, dated as of September 25, 2015, among AbbVie, Bank of America, N.A. and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 29, 2015).

10.2

*364-Day Term Loan Credit Agreement, dated as of September 25, 2015, among AbbVie, Bank of America, N.A. and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 29, 2015).

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

101

The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 6, 2015, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*  Incorporated herein by reference. Commission file number 001-35565.