Form 10-K
period 2015-12-31
AbbVie Inc.
filed 2016-02-19
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

Commission file number 001-35565

AbbVie Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0375147 (I.R.S. employer identification number)
1 North Waukegan Road North Chicago, Illinois 60064-6400 (Address of principal executive offices) (Zip Code)	(847) 932-7900 (Telephone number)

         Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange Chicago Stock Exchange

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

Yes ☐        No ☒

         The aggregate market value of the 1,637,027,201 shares of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of AbbVie Inc.'s most recently completed second fiscal quarter (June 30, 2015), was $109,991,857,664. AbbVie has no non-voting common equity.

         Number of common shares outstanding as of January 31, 2016: 1,611,238,226

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 2016 AbbVie Inc. Proxy Statement are incorporated by reference into Part III. The Definitive Proxy Statement will be filed on or about March 21, 2016.

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

Overview

        AbbVie is a global, research-based biopharmaceutical company. AbbVie develops and markets advanced therapies that address some of the world's most complex and serious diseases. AbbVie's products are focused on treating conditions such as chronic autoimmune diseases in rheumatology, gastroenterology and dermatology; oncology, including blood cancers; virology, including hepatitis C (HCV) and human immunodeficiency virus (HIV); neurological disorders, such as Parkinson's disease; metabolic diseases, including thyroid disease and complications associated with cystic fibrosis; as well as other serious health conditions. AbbVie also has a pipeline of promising new medicines, including more than 50 compounds or indications in clinical development across such important medical specialties as immunology, virology/liver disease, oncology, neurological diseases and women's health.

        On May 26, 2015, AbbVie completed its acquisition of Pharmacyclics, Inc., a biopharmaceutical company that develops and commercializes novel therapies for people impacted by cancer, and its flagship asset IMBRUVICA, a highly effective treatment for hematologic malignancies, for approximately $20.8 billion, consisting of cash consideration of $12.4 billion and equity consideration of $8.4 billion.

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
2015 Form 10-K | 1

        HUMIRA.    HUMIRA (adalimumab) is a biologic therapy administered as a subcutaneous injection. It is approved to treat the following autoimmune diseases in the United States, Canada, and Mexico (collectively, North America), and in the European Union:

Condition	Principal Markets

Rheumatoid arthritis (moderate to severe)	North America, European Union
Psoriatic arthritis	North America, European Union
Ankylosing spondylitis	North America, European Union
Crohn's disease (moderate to severe)	North America, European Union
Plaque psoriasis (moderate to severe)	North America, European Union
Juvenile idiopathic arthritis	North America, European Union
Ulcerative colitis (moderate to severe)	United States, European Union
Axial spondyloarthropathy	United States, European Union
Pediatric Crohn's disease (severe)	United States, European Union
Hidradenitis Suppurativa	United States, European Union
Pediatric enthesitis-related arthritis	European Union

        HUMIRA is also approved in over 60 other markets, including Japan, China, Brazil, and Australia. HUMIRA was introduced to the market in January 2003. HUMIRA is AbbVie's largest product and accounted for approximately 61 percent of AbbVie's total net revenues in 2015. The United States composition of matter (that is, compound) patent covering adalimumab (which is sold under the trademark HUMIRA) is expected to expire in December 2016, and the equivalent European Union patent is expected to expire in the majority of European Union countries in October 2018. In addition, in the United States, non-composition of matter patents covering adalimumab expire no earlier than 2022.

        AbbVie continues to dedicate substantial research and development efforts to expanding indications for HUMIRA, including in the fields of rheumatology, gastroenterology (pediatric ulcerative colitis), and ophthalmology (uveitis). A regulatory application for uveitis has been filed in the United States. AbbVie continues to work on HUMIRA formulation and delivery enhancements to improve convenience and the overall patient experience.

        IMBRUVICA.    IMBRUVICA (ibrutinib) is a first-in-class, oral, once-daily therapy that inhibits a protein called Bruton's tyrosine kinase (BTK). IMBRUVICA is currently approved for the treatment of patients with chronic lymphocytic leukemia (CLL) who have received at least one prior therapy, CLL patients who have del 17p and patients with Waldenström's macroglobulinemia. IMBRUVICA is also approved for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. Accelerated approval was granted for the MCL indication based on overall response rate. Continued approval for this indication may be contingent upon verification of clinical benefit in confirmatory trials. IMBRUVICA was one of the first medicines to receive a U.S. Food and Drug Administration (FDA) approval after being granted a Breakthrough Therapy Designation and IMBRUVICA is one of the few therapies to receive three separate designations.

        HCV products.    VIEKIRA PAK (ombitsavir, paritaprevir, and ritonavir tablets; dasabuvir tablets) is an all-oral, short-course, interferon-free therapy, with or without ribavirin, for the treatment of adult patients with genotype 1 chronic HCV, including those with compensated cirrhosis. VIEKIRA PAK was approved by the FDA in December 2014. In Europe, AbbVie's HCV treatment is marketed as VIEKIRAX + EXVIERA and is approved for use in patients with genotype 1 and genotype 4 HCV. The European Commission granted marketing authorization for this treatment in January 2015. In July 2015, the FDA approved AbbVie's TECHNIVIE (ombitasvir, paritaprevir and ritonavir) for use in combination with ribavirin for the treatment of adults with genotype 4 HCV infection in the United States.

2 | 2015 Form 10-K

        Additional Virology products.    AbbVie's additional virology products include KALETRA and Norvir for the treatment of HIV infection and Synagis for the prevention of respiratory syncytial virus (RSV) infection in high risk infants.

          KALETRA.     KALETRA (lopinavir/ritonavir), which is also marketed as Aluvia in emerging markets, is a prescription anti-HIV-1 medicine that contains two protease inhibitors: lopinavir and ritonavir. Kaletra is used with other anti-HIV-1 medications as a treatment that maintains viral suppression in people with HIV-1.

          Norvir.     Norvir (ritonavir) is a protease inhibitor that is indicated in combination with other antiretroviral agents for the treatment of HIV-1 infection.

          Synagis.     Synagis (palivizumab) is a product marketed by AbbVie outside of the United States that protects at-risk infants from severe respiratory disease caused by RSV.

        Metabolics/Hormones products.    Metabolic and hormone products target a number of conditions, including testosterone deficiency, exocrine pancreatic insufficiency and hypothyroidism. These products include:

          AndroGel.     AndroGel (testosterone gel) is a testosterone replacement therapy for males diagnosed with symptomatic low testosterone that is available in two strengths: 1 percent and 1.62 percent.

          Creon.    Creon (pancrelipase) is a pancreatic enzyme therapy for exocrine pancreatic insufficiency, a condition that occurs in patients with cystic fibrosis, chronic pancreatitis, and several other conditions.

          Synthroid.     Synthroid (levothyroxine sodium tablets, USP) is used in the treatment of hypothyroidism.

        AbbVie has the rights to sell AndroGel, Creon and Synthroid only in the United States.

        Endocrinology products.    Lupron (levprolide acetate), which is also marketed as Lucrin and Lupron Depot, is a product for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty, and for the preoperative treatment of patients with anemia caused by uterine fibroids. Lupron is approved for daily subcutaneous injection and one-month, three-month, four-month and six-month intramuscular injection.

        Other products.    AbbVie's other products include the following:

          Duopa and Duodopa (carbidopa and levodopa).     AbbVie's levodopa-carbidopa intestinal gel for the treatment of advanced Parkinson's disease is marketed as Duopa in the United States and as Duodopa outside of the United States.

          Anesthesia products.    Sevoflurane (sold under the trademarks Ultane and Sevorane) is an anesthesia product that AbbVie sells worldwide for human use.

          Dyslipidemia products.     AbbVie's dyslipidemia products (TriCor (fenofibrate), Trilipix (fenofibric acid), and Niaspan (niacin extended-release)) address the range of metabolic conditions characterized by high cholesterol and/or high triglycerides.

          Zemplar.    Zemplar (paricalcitol) is a product sold worldwide for the treatment of secondary hyperparathyroidism associated with Stage 3, 4, and 5 chronic kidney disease (CKD).

2015 Form 10-K | 3

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

        AbbVie spent approximately $4.3 billion in 2015, $3.3 billion in 2014, and $2.9 billion in 2013 on research to discover and develop new products, indications and processes and to improve existing products and processes. These expenses consisted primarily of salaries and related expenses for personnel, license fees, consulting payments, contract research, clinical drug supply manufacturing, the costs of laboratory equipment and facilities, clinical trial costs, and collaboration fees and expenses.

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

4 | 2015 Form 10-K

for such compound, plus 100 percent of the time period from NDA submission to regulatory approval. The extension, however, cannot exceed five years and the patent term remaining after regulatory approval cannot exceed 14 years.

        Pharmaceutical products may be entitled to other forms of legal or regulatory exclusivity upon approval. The scope, length, and requirements for each of these exclusivities vary both in the United States and in other jurisdictions. In the United States, if the FDA approves a drug product that contains an active ingredient not previously approved, the product is typically entitled to five years of non-patent regulatory exclusivity. Other products may be entitled to three years of exclusivity if approval was based on the FDA's reliance on new clinical studies essential to approval submitted by the NDA applicant. If the NDA applicant studies the product for use by children, the FDA may grant pediatric exclusivity, which extends by 180 days the longest existing exclusivity (patent or regulatory) related to the product. For products that are either used to treat conditions that afflict a relatively small population or for which there is not a reasonable expectation that the research and development costs will be recovered, the FDA may designate the pharmaceutical as an orphan drug and grant it seven years of market exclusivity.

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

        These patents and applications, including various patents that expire during the period 2016 to the late 2030s, in aggregate are believed to be of material importance in the operation of AbbVie's business. However, AbbVie believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark HUMIRA), are material in relation to the company's business as a whole. The United States composition of matter (that is, compound) patent covering adalimumab is expected to expire in December 2016, and the equivalent

2015 Form 10-K | 5

European Union patent is expected to expire in the majority of European Union countries in October 2018. In the United States, non-composition of matter patents covering adalimumab expire no earlier than 2022.

        In addition, the following patents, licenses, and trademarks are significant: those related to ibrutinib (which is sold under the trademark IMBRUVICA), those related to ombitasvir/paritaprevir/ritonavir and dasabuvir (which are sold under the trademarks VIEKIRA PAK, VIEKIRAX, EXVIERA, and HOLKIRA PAK), and those related to testosterone (which is sold under the trademark AndroGel). The United States composition of matter patent covering ibrutinib is expected to expire in 2027. The United States composition of matter patents covering ombitasvir, paritaprevir and dasabuvir are expected to expire in 2032, 2031 and 2029, respectively.

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

        AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from AbbVie-owned distribution centers and public warehouses. Although AbbVie's business does not have significant seasonality, AbbVie's product revenues may be affected by end customer and retail buying patterns, fluctuations in wholesaler inventory levels, and other factors.

        In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. In 2015, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc., and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's sales in the United States. No individual wholesaler accounted for greater than 43 percent of AbbVie's 2015 gross revenues in the United States. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. These wholesalers purchase product from AbbVie under standard terms and conditions of sale.

        Certain products are co-marketed or co-promoted with other companies. AbbVie has no single customer that, if the customer were lost, would have a material adverse effect on the company's business.

        No material portion of AbbVie's business is subject to renegotiation of profits or termination of contracts at the election of the government.

6 | 2015 Form 10-K

        Orders are generally filled on a current basis, and order backlog is not material to AbbVie's business.

Third Party Agreements

        AbbVie has agreements with third parties for process development, analytical services, and manufacturing of certain products. AbbVie procures certain products and services from a limited number of suppliers and, in some cases, a single supply source. For example, the filling and packaging of HUMIRA syringes to be sold outside of the United States and Puerto Rico is performed by a single supplier at its two different facilities. AbbVie does not currently believe that this agreement is material because AbbVie's business is not substantially at risk without access to these facilities. AbbVie maintains significant inventory of HUMIRA syringes to reduce the risk of any supply disruption and its own syringe-filling and packaging facility in the United States is approved to supply syringes to primary markets outside of the United States and Puerto Rico. In addition, AbbVie has agreements with third parties for active pharmaceutical ingredient and product manufacturing, formulation and development services, fill, finish, and packaging services, transportation, and distribution and logistics services for certain products. AbbVie does not believe that these manufacturing related agreements are material because AbbVie's business is not substantially dependent on any individual agreement. In most cases, AbbVie maintains alternate supply relationships that it can utilize without undue disruption of its manufacturing processes if a third party fails to perform its contractual obligations. AbbVie also maintains sufficient inventory of product to minimize the impact of any supply disruption.

        AbbVie is also party to certain collaborations and other arrangements, as discussed in Note 5, "Licensing, Acquisitions and Other Arrangements—Other Licensing & Acquisitions Activity," of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and has certain agreements with Abbott as discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Transition from Abbott and Cost to Operate as an Independent Company."

Sources and Availability of Raw Materials

        AbbVie purchases, in the ordinary course of business, raw materials and supplies essential to its operations from numerous suppliers around the world. In addition, certain medical devices and components necessary for the manufacture of AbbVie products are provided by unaffiliated third party suppliers. AbbVie has not experienced any recent significant availability problems or supply shortages for forecasted sales.

Environmental Matters

        AbbVie believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. AbbVie's capital and operating expenditures for pollution control in 2015 were approximately $5 million and $23 million, respectively. Capital and operating expenditures for pollution control in 2016 are estimated to be approximately $2 million and $25 million, respectively.

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

2015 Form 10-K | 7

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

        In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and implementing regulations. The enactment of federal health care reform legislation in March 2010 provided a pathway for approval of biosimilars under the Public Health Service Act, but the approval process for, and science behind, biosimilars is more complex than the approval process for, and science behind, generic or other follow-on versions of small molecule products. This added complexity is due to steps needed to ensure that the safety and efficacy of biosimilars is highly similar to that of an original biologic, such as HUMIRA. Ultimate approval by the FDA is dependent upon many factors, including a showing that the biosimilar is "highly similar" to the original product and has no clinically meaningful differences from the original product in terms of safety, purity, potency, and in vitro characterization. The types of data that could ordinarily be required in an application to show similarity may include analytical data and studies to demonstrate chemical similarity, animal studies (including toxicity studies), and clinical studies. The law also requires that the biosimilar must be for a condition of use approved for the original biologic and that the manufacturing facility meets the standards necessary to assure that the biosimilar is safe, pure, and potent.

        Furthermore, the law provides that only a biosimilar product that is determined to be "interchangeable" will be considered substitutable for the original biologic product without the intervention of the health care provider who prescribed the original biologic product. To prove that a biosimilar product is interchangeable, the applicant must demonstrate that the product can be expected to produce the same clinical results as the original biologic product in any given patient, and if the product is administered more than once in a patient, that safety risks and potential for diminished efficacy of alternating or switching between the use of the interchangeable biosimilar biologic product and the original biologic product is no greater than the risk of using the original biologic product without switching. The law is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning will likely be subject to substantial uncertainty for years to come.

8 | 2015 Form 10-K

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

Regulation—Discovery and Clinical Development

        United States.    Securing approval to market a new pharmaceutical product in the United States requires substantial effort and financial resources and takes several years to complete. The applicant must complete preclinical tests and submit protocols to the FDA before commencing clinical trials. Clinical trials are intended to establish the safety and efficacy of the pharmaceutical product and typically are conducted in three sequential phases, although the phases may overlap or be combined. If the required clinical testing is successful, the results are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The FDA reviews an NDA or BLA to determine whether a product is safe and effective for its intended use and whether its manufacturing is compliant with current Good Manufacturing Practices (cGMP).

        Even if an NDA or a BLA receives approval, the applicant must comply with post-approval requirements. For example, holders of an approval must report adverse reactions, provide updated safety and efficacy information, and comply with requirements concerning advertising and promotional materials and activities. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and certain changes to the manufacturing procedures and finished product must be included in the NDA or BLA, and approved by the FDA. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and record keeping requirements. In addition, as a condition of approval, the FDA may require post-marketing testing and surveillance to further assess and monitor the product's safety or efficacy after commercialization, which may require additional clinical trials or patient registries, or additional work on chemistry, manufacturing and controls. Any post-approval regulatory obligations, and the cost of complying with such obligations, could expand in the future.

        Outside the United States.    AbbVie is subject to similar regulatory requirements outside the United States. AbbVie must obtain approval of a clinical trial application or product from the applicable regulatory authorities before it can commence clinical trials or marketing of the product. The approval requirements and process for each country can vary, and the time required to obtain approval may be longer or shorter than that required for FDA approval in the United States. For example, AbbVie may submit marketing authorizations in the European Union under either a centralized or decentralized procedure. The centralized procedure is mandatory for the approval of biotechnology products and many pharmaceutical products and provides for a single marketing authorization that is valid for all European Union member states. Under the centralized procedure, a single marketing authorization application is submitted to the European Medicines Agency. After the agency evaluates the application, it makes a recommendation to the European Commission, which then makes the final determination on whether to approve the application. The decentralized procedure provides for mutual recognition of individual national approval decisions and is available for products that are not subject to the centralized procedure.

        In Japan, applications for approval of a new product are made through the Pharmaceutical and Medical Devices Agency (PMDA). Bridging studies to demonstrate that the non-Japanese clinical data applies to Japanese patients may be required. After completing a comprehensive review, the PMDA reports to the Ministry of Health, Labour and Welfare, which then approves or denies the application.

        The regulatory process in many emerging markets continues to evolve. Many emerging markets, including those in Asia, generally require regulatory approval to have been obtained in a large developed

2015 Form 10-K | 9

market (such as the United States or Europe) before the country will begin or complete its regulatory review process. Some countries also require that local clinical studies be conducted in order to obtain regulatory approval in the country.

        The requirements governing the conduct of clinical trials and product licensing also vary. In addition, post-approval regulatory obligations such as adverse event reporting and cGMP compliance generally apply and may vary by country. For example, after a marketing authorization has been granted in the European Union, periodic safety reports must be submitted and other pharmacovigilance measures may be required (such as Risk Management Plans).

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

10 | 2015 Form 10-K

        United States.    Specifically, U.S. federal laws require pharmaceutical manufacturers to pay certain statutorily-prescribed rebates to state Medicaid programs on prescription drugs reimbursed under state Medicaid plans, and the efforts by states to seek additional rebates affect AbbVie's business. Similarly, the Veterans Health Care Act of 1992, as a prerequisite to participation in Medicaid and other federal health care programs, requires that manufacturers extend additional discounts on pharmaceutical products to various federal agencies, including the United States Department of Veterans Affairs, Department of Defense, and Public Health Service entities and institutions. In addition, recent legislative changes would require similarly discounted prices to be offered to TRICARE program beneficiaries. The Veterans Health Care Act of 1992 also established the 340B drug discount program, which requires pharmaceutical manufacturers to provide products at reduced prices to various designated health care entities and facilities.

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

        AbbVie expects debate to continue during 2016 at all government levels worldwide over the marketing, availability, method of delivery, and payment for health care products and services. AbbVie believes that future legislation and regulation in the markets it serves could affect access to health care products and services, increase rebates, reduce prices or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceuticals industry, or require additional reporting and disclosure. It is not possible to predict the extent to which AbbVie or the health care industry in general might be affected by the matters discussed above.

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

2015 Form 10-K | 11

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

Employees

        AbbVie employed approximately 28,000 persons as of January 31, 2016. Outside the United States, some of AbbVie's employees are represented by unions or works councils. AbbVie believes that it has good relations with its employees.

Internet Information

        Copies of AbbVie's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through AbbVie's investor relations website (www.abbvieinvestor.com) as soon as reasonably practicable after AbbVie electronically files the material with, or furnishes it to, the Securities and Exchange Commission (SEC).

        AbbVie's corporate governance guidelines, outline of directorship qualifications, code of business conduct and the charters of AbbVie's audit committee, compensation committee, nominations and governance committee, and public policy committee are all available on AbbVie's investor relations website (www.abbvieinvestor.com).

12 | 2015 Form 10-K

ITEM 1A. RISK FACTORS

        You should carefully consider the following risks and other information in this Form 10-K in evaluating AbbVie and AbbVie's common stock. Any of the following risks could materially and adversely affect AbbVie's results of operations, financial condition or cash flows. The risk factors generally have been separated into three groups: risks related to AbbVie's business, risks related to AbbVie's separation from Abbott, and risks related to AbbVie's common stock. Based on the information currently known to it, AbbVie believes that the following information identifies the most significant risk factors affecting it in each of these categories of risks. However, the risks and uncertainties AbbVie faces are not limited to those set forth in the risk factors described below and may not be in order of importance or probability of occurrence. Additional risks and uncertainties not presently known to AbbVie or that AbbVie currently believes to be immaterial may also adversely affect its business. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

        AbbVie's principal patents and trademarks are described in greater detail in Item 1, "Business—Intellectual Property Protection and Regulatory Exclusivity" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and litigation regarding these patents is described in Item 3, "Legal Proceedings." The United States composition of matter patent for HUMIRA, which is AbbVie's largest product and had worldwide net revenues of approximately $14.0 billion in 2015, is expected to expire in December 2016, and the equivalent European Union patent is expected to expire in the majority of European Union countries in October 2018. Because HUMIRA is a biologic and biologics cannot be readily substituted, it is uncertain what impact the loss of patent protection would have on the sales of HUMIRA.

         AbbVie's major products could lose patent protection earlier than expected, which could adversely affect AbbVie's future revenues and operating earnings.

        Third parties or government authorities may challenge or seek to invalidate or circumvent AbbVie's patents and patent applications. For example, manufacturers of generic pharmaceutical products file, and may continue to file, Abbreviated New Drug Applications with the FDA seeking to market generic forms of AbbVie's products prior to the expiration of relevant patents owned or licensed by AbbVie by asserting that

2015 Form 10-K | 13

the patents are invalid, unenforceable and/or not infringed. In addition, petitioners have filed, and may continue to file, challenges to the validity of AbbVie patents under the 2011 Leahy-Smith America Invents Act, which created inter partes review and post grant review procedures for challenging patent validity in administrative proceedings at the United States Patent and Trademark Office.

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

        AbbVie normally responds to challenges by vigorously defending its patents, including by filing patent infringement lawsuits. Patent litigation, administrative proceedings and other challenges to AbbVie's patents are costly and unpredictable and may deprive AbbVie of market exclusivity for a patented product. To the extent AbbVie's intellectual property is successfully challenged or circumvented or to the extent such intellectual property does not allow AbbVie to compete effectively, AbbVie's business will suffer. To the extent that countries do not enforce AbbVie's intellectual property rights or require compulsory licensing of AbbVie's intellectual property, AbbVie's future revenues and operating earnings will be reduced.

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

        HUMIRA accounted for approximately 61 percent of AbbVie's total net revenues in 2015. Any significant event that adversely affects HUMIRA's revenues could have a material adverse impact on AbbVie's results of operations and cash flows. These events could include loss of patent protection for HUMIRA, the approval of biosimilars of HUMIRA, the discovery of previously unknown side effects or impaired efficacy, increased competition from the introduction of new, more effective or less expensive treatments, and discontinuation or removal from the market of HUMIRA for any reason.

         AbbVie's research and development efforts may not succeed in developing and marketing commercially successful products and technologies, which may cause its revenues and profitability to decline.

        To remain competitive, AbbVie must continue to launch new products and new indications and/or brand extensions for existing products, and such launches must generate revenue sufficient both to cover its substantial research and development costs and to replace revenues of profitable products that are lost to or displaced by competing products or therapies. Failure to do so would have a material adverse effect on AbbVie's revenue and profitability. Accordingly, AbbVie commits substantial effort, funds, and other resources to research and development and must make ongoing substantial expenditures without any assurance that its efforts will be commercially successful. A high rate of failure in the biopharmaceutical

14 | 2015 Form 10-K

industry is inherent in the research and development of new products, and failure can occur at any point in the research and development process, including after significant funds have been invested. Products that appear promising in development may fail to reach the market for numerous reasons, including failure to demonstrate effectiveness, safety concerns, superior safety or efficacy of competing therapies, failure to achieve positive clinical or pre-clinical outcomes beyond the current standards of care, inability to obtain necessary regulatory approvals or delays in the approval of new products and new indications, limited scope of approved uses, excessive costs to manufacture, the failure to obtain or maintain intellectual property rights, or infringement of the intellectual property rights of others.

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

        AbbVie depends on alliances with pharmaceutical and biotechnology companies for a portion of the products in its near-term pharmaceutical pipeline. For example, AbbVie is collaborating with Biogen to develop a treatment for the relapsing remitting form of multiple sclerosis. It is also collaborating with Roche Holding AG to discover, develop, and commercialize a next-generation Bcl-2 inhibitor, ABT-199 (venetoclax), for patients with relapsed/refractory chronic lymphocytic leukemia.

        Failures by these parties to meet their contractual, regulatory, or other obligations to AbbVie, or any disruption in the relationships between AbbVie and these third parties, could have an adverse effect on AbbVie's pharmaceutical pipeline and business. In addition, AbbVie's collaborative relationships for research and development extend for many years and may give rise to disputes regarding the relative rights, obligations and revenues of AbbVie and its collaboration partners, including the ownership of intellectual property and associated rights and obligations. This could result in the loss of intellectual property rights or protection, delay the development and sale of potential pharmaceutical products, and lead to lengthy and expensive litigation, administrative proceedings or arbitration.

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

2015 Form 10-K | 15

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

        The Biologics Price Competition and Innovation Act was passed on March 23, 2010 as Title VII to the Patient Protection and Affordable Care Act. The law created a framework for the approval of biosimilars in the United States and could allow competitors to reference data from biologic products already approved. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies are developing biosimilars in other countries that could compete with AbbVie's biologic products. For example, Amgen has submitted a marketing authorization application to the European Medicines Agency for a biosimilar of HUMIRA and the United States FDA has accepted for review Amgen's application for a HUMIRA biosimilar. If competitors are able to obtain marketing approval for biosimilars referencing AbbVie's biologic products, AbbVie's products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Expiration or successful challenge of AbbVie's applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired. As a result, AbbVie could face more litigation and administrative proceedings with respect to the validity and/or scope of patents relating to its biologic products.

         New products and technological advances by AbbVie's competitors may negatively affect AbbVie's results of operations.

        AbbVie competes with other research-based pharmaceutical and biotechnology companies that discover, manufacture, market, and sell proprietary pharmaceutical products and biologics. For example, HUMIRA competes with a number of anti-TNF products that are approved for a number of disease states and AbbVie's virology products compete with protease inhibitors and other anti-HIV treatments. These competitors may introduce new products or develop technological advances that compete with AbbVie's products in therapeutic areas such as immunology, virology/liver disease, oncology, dyslipidemia, and neuroscience. AbbVie cannot predict with certainty the timing or impact of the introduction by competitors of new products or technological advances. Such competing products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than AbbVie's products, and this could negatively impact AbbVie's business and results of operations.

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

16 | 2015 Form 10-K

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

        In the ordinary course of business, AbbVie is the subject of product liability claims and lawsuits alleging that AbbVie's products or the products of other companies that it promotes have resulted or could result in an unsafe condition for or injury to patients. Product liability claims and lawsuits and safety alerts or product recalls, regardless of their ultimate outcome, may have a material adverse effect on AbbVie's business, results of operations, and reputation and on its ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the product in question, lower income and exposure to other claims. Product liability losses are self-insured.

2015 Form 10-K | 17

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

        In the United States, practices of managed care groups, and institutional and governmental purchasers, and United States federal laws and regulations related to Medicare and Medicaid, including the Medicare Prescription Drug Improvement and Modernization Act of 2003 and the Patient Protection and Affordable Care Act, contribute to pricing pressures. The potential for continuing changes to the health care system in the United States and the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries could result in additional pricing pressures.

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

18 | 2015 Form 10-K

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

        On May 7, 2012, Abbott settled United States federal and 49 state investigations into its sales and marketing activities for Depakote by pleading guilty to a misdemeanor violation of the Food, Drug, and Cosmetic Act, agreeing to pay approximately $700 million in criminal fines and forfeitures and approximately $900 million to resolve civil claims, and submitting to a term of probation. The term of probation ended January 1, 2016 upon AbbVie satisfying all of the probation conditions. However, if AbbVie violates any remaining terms of the plea agreement, it may face additional monetary sanctions and other such remedies as the court deems appropriate.

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

        AbbVie's business is subject to risks associated with doing business internationally, including in emerging markets. Net revenues outside of the United States make up approximately 41 percent of AbbVie's total net revenues in 2015. The risks associated with AbbVie's operations outside the United States include:

  •
  fluctuations in currency exchange rates;

  •
  changes in medical reimbursement policies and programs;
2015 Form 10-K | 19

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

         AbbVie's ability to realize the anticipated benefits of its merger with Pharmacyclics will depend on its ability to effectively and profitably commercialize IMBRUVICA® (ibrutinib).

        The anticipated benefits of AbbVie's merger with Pharmacyclics will depend on AbbVie's ability to: effectively and profitably commercialize IMBRUVICA, including AbbVie's ability to create and meet continued market demand, achieve market acceptance and generate product sales; ensure that the active pharmaceutical ingredient for IMBRUVICA and the finished product are manufactured in sufficient quantities and in compliance with requirements of the FDA and similar foreign regulatory agencies and with acceptable quality and pricing to meet commercial demand; and ensure that the entire supply chain efficiently and consistently delivers IMBRUVICA to AbbVie's customers. The commercialization of IMBRUVICA may not be successful due to, among other things, unexpected challenges from competitors, new safety issues or concerns being reported that may impact or narrow the approved indications, the relative price of IMBRUVICA as compared to alternative treatment options, and changes to the label for IMBRUVICA that further restrict its marketing. If the commercialization of IMBRUVICA is unsuccessful, AbbVie's ability to generate revenue from product sales and realize the anticipated benefits of the merger will be adversely affected.

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

20 | 2015 Form 10-K

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

        In 2015, three wholesale distributors—AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation—accounted for substantially all of AbbVie's net revenues in the United States. If one of its significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with AbbVie, and AbbVie may be unable to collect all the amounts that the distributor owes it on a timely basis or at all, which could negatively impact AbbVie's business and results of operations.

         AbbVie has debt obligations that could adversely affect its business and its ability to meet its obligations.

        The amount of debt that AbbVie has incurred and intends to incur could have important consequences to AbbVie and its investors. These consequences include, among other things, requiring a portion of AbbVie's cash flow from operations to make interest payments on this debt and reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow AbbVie's business. To the extent AbbVie incurs additional indebtedness, these risks could increase. In addition, AbbVie's cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and AbbVie may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance its debt.

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

2015 Form 10-K | 21

         Other factors can have a material adverse effect on AbbVie's profitability and financial condition.

        Many other factors can affect AbbVie's results of operations, cash flows and financial condition, including:

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

  •
  changes in the ability of third parties that provide information technology, accounting, human resources, payroll, and other outsourced services to AbbVie to meet their contractual obligations to AbbVie; and

  •
  changes in business, economic, and political conditions, including: war, political instability, terrorist attacks, the threat of future terrorist activity and related military action; natural disasters; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and pressure from third-party interest groups.

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

22 | 2015 Form 10-K

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

2015 Form 10-K | 23

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

        In the United States, including Puerto Rico, AbbVie has one distribution center. AbbVie also has four research and development facilities in the United States located at: Abbott Park, Illinois; North Chicago, Illinois; Redwood City, California; and Worcester, Massachusetts. Outside the United States, AbbVie's principal research and development facilities are located in Ludwigshafen, Germany.

        Except as noted, the principal plants in the United States listed above are owned by AbbVie or subsidiaries of AbbVie. The remaining manufacturing plants and all other facilities are owned or leased by AbbVie or subsidiaries of AbbVie.

24 | 2015 Form 10-K

ITEM 3. LEGAL PROCEEDINGS

        Information pertaining to legal proceedings is provided in Note 14 entitled "Legal Proceedings and Contingencies" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

        Not applicable.

2015 Form 10-K | 25

 EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table lists AbbVie's executive officers, each of whom was first appointed as an AbbVie corporate officer in December 2012, except as otherwise indicated:

Name	Age	Position

Richard A. Gonzalez	62	Chairman of the Board and Chief Executive Officer
Carlos Alban	53	Executive Vice President, Commercial Operations
William J. Chase	48	Executive Vice President, Chief Financial Officer
Henry O. Gosebruch*	43	Executive Vice President and Chief Strategy Officer
Laura J. Schumacher	52	Executive Vice President, External Affairs, General Counsel and Corporate Secretary
Michael E. Severino, M.D.**	50	Executive Vice President, Research and Development, Chief Scientific Officer
Timothy J. Richmond	49	Senior Vice President, Human Resources
Azita Saleki-Gerhardt, Ph.D.	52	Senior Vice President, Operations
Thomas A. Hurwich	55	Vice President, Controller

*
First appointed as a corporate officer in December 2015.
**
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

        Mr. Gosebruch is AbbVie's Executive Vice President and Chief Strategy Officer. He worked for more than 20 years in the Mergers & Acquisitions Group at J.P. Morgan Securities LLC, serving as Managing Director since 2007 and as Co-Head of M&A North America during 2015. Mr. Gosebruch joined AbbVie in 2015.

        Ms. Schumacher is AbbVie's Executive Vice President, External Affairs, General Counsel and Corporate Secretary, responsible for AbbVie's externally-facing functions of Health Economics Outcomes Research, Government Affairs, Corporate Responsibility, Brand and Communications. She also leads all legal functions and biotherapeutics strategy. Prior to AbbVie's separation from Abbott, Ms. Schumacher served as Executive Vice President, General Counsel, and Corporate Secretary from 2007 to 2012, and as Senior Vice President, Corporate Secretary, and General Counsel from 2005 to 2007. Both at Abbott and AbbVie, Ms. Schumacher

26 | 2015 Form 10-K

also led Licensing and Acquisition and Ventures and Early Stage Collaborations. At Abbott, Ms. Schumacher was also responsible for its Office of Ethics and Compliance. Ms. Schumacher joined Abbott in 1990. She serves on the board of General Dynamics Corporation.

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

2015 Form 10-K | 27

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

	Market Price Per Share
	2015		2014
	high	low	high	low

First Quarter	$68.29	$54.78	$54.73	$46.42
Second Quarter	$70.75	$56.33	$56.90	$45.50
Third Quarter	$71.60	$51.88	$60.02	$51.37
Fourth Quarter	$64.30	$45.45	$70.76	$52.06

Stockholders

        There were 53,653 stockholders of record of AbbVie common stock as of January 31, 2016.

Dividends

        Four quarterly dividends were paid on common stock in 2015 and 2014. The first quarter 2015 cash dividend of $0.49 per share was payable February 13, 2015 and the second, third and fourth quarter 2015 dividends of $0.51 per share were payable May 15, 2015, August 14, 2015 and November 16, 2015, respectively. The first quarter 2014 cash dividend of $0.40 per share was payable February 14, 2014 and the second, third and fourth quarter 2014 dividends of $0.42 per share were payable May 15, 2014, August 15, 2014 and November 17, 2014, respectively.

        On October 30, 2015, AbbVie's board of directors declared an increase in the quarterly cash dividend from $0.51 per share to $0.57 per share, payable on February 16, 2016 to stockholders of record as of January 15, 2016. The timing, declaration, amount of, and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors. Moreover, if AbbVie determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.

Performance Graph

        The following graph compares the cumulative total returns of AbbVie, the S&P 500 Index and the NYSE Arca Pharmaceuticals Index. This graph covers the period from January 2, 2013 (the first day AbbVie's common stock began "regular-way" trading on the NYSE) through December 31, 2015. This graph assumes $100 was invested in AbbVie common stock and each index on January 2, 2013 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

28 | 2015 Form 10-K

 COMPARISON OF CUMULATIVE TOTAL RETURN

        This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2015 - October 31, 2015	1,949	(1)	$38.02	—	$3,450,133,355	(2)
November 1, 2015 - November 30, 2015	10,423,835	(1)	$61.75	10,418,732	$2,806,648,800	(2)
December 1, 2015 - December 31, 2015	15,129,432	(1)	$58.26	15,088,646	$1,927,160,135	(2)

Total	25,555,216	(1)	$59.68	25,507,378	$1,927,160,135	(2)

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, these shares include the following:

(i)
the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options—1,949 in October; 5,103 in November; and 18,615 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan—0 in October; 0 in November; and 22,171 in December.

2.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock or restricted stock units. On October 20, 2014, AbbVie announced that its board of directors authorized the purchase of up to $5.0 billion of its common stock. Purchases of AbbVie shares under this program may be made from time to time at management's discretion. The program has no time limit and can be discontinued at any time.
2015 Form 10-K | 29

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth AbbVie's selected financial information derived from its (i) audited consolidated financial statements as of and for the years ended December 31, 2015, 2014 and 2013; and (ii) audited combined financial statements as of and for the years ended December 31, 2012 and 2011. The historical financial statements for periods prior to January 1, 2013 were prepared on a stand-alone basis and were derived from Abbott's consolidated financial statements and accounting records as if the former research-based pharmaceutical business of Abbott had been part of AbbVie for all periods presented. Accordingly, AbbVie's financial statements for periods prior to January 1, 2013 are presented on a combined basis and reflect AbbVie's financial position, results of operations and cash flows as its business was operated as part of Abbott prior to the separation, in conformity with generally accepted accounting principles (GAAP) in the United States.

        The selected financial information should be read in conjunction with the financial statements and accompanying notes included under Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

as of and for the years ended December 31 (in millions, except per share data)	2015	2014	2013		2012	2011

Statement of earnings data
Net revenues	$22,859	$19,960	$18,790		$18,380	$17,444
Net earnings(a)(b)	$5,144	$1,774	$4,128		$5,275	$3,433
Basic earnings per share(a)(b)	$3.15	$1.11	$2.58		$3.35	$2.18
Diluted earnings per share(a)(b)	$3.13	$1.10	$2.56		$3.35	$2.18
Cash dividends declared per share	$2.10	$1.75	$2.00	(c)	n/a	n/a
Weighted-average basic shares outstanding(d)	1,625	1,595	1,589		1,577	1,577
Weighted-average diluted shares outstanding(d)	1,637	1,610	1,604		1,577	1,577
Balance sheet data
Total assets(e)	$53,050	$27,513	$29,241		$27,058	$19,521
Long-term debt and lease obligations(e)(f)	$31,265	$14,552	$14,353		$14,702	$48

n/a—Not applicable.

(a)
AbbVie's historical financial statements for periods prior to January 1, 2013 reflected an allocation of expenses related to certain Abbott corporate functions, including senior management, legal, human resources, finance, information technology, and quality assurance. These expenses were allocated to AbbVie based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. AbbVie considers the expense allocation methodology and results to be reasonable. However, the allocations may not be indicative of the actual expenses that would have been incurred had AbbVie operated as an independent, stand-alone, publicly-traded company for the periods presented. Accordingly, the historical financial information presented for periods prior to January 1, 2013 may not be indicative of the results of operations or financial position that would have been achieved if AbbVie had been an independent, stand-alone, publicly-traded company during the periods shown or of AbbVie's performance for periods subsequent to December 31, 2012.

(b)
Results for 2015, 2014 and 2013 included higher expenses associated with operating as an independent, stand-alone, publicly-traded company than the historically derived financial statements for periods prior to January 1, 2013. The increases include the impact of interest expense on debt issued in November 2012, a higher tax rate and other incremental costs of operating as an independent company. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" for a discussion of other items that affected the comparability of financial results for 2015, 2014 and 2013.
30 | 2015 Form 10-K

(c)
AbbVie declared regular quarterly cash dividends in 2013 aggregating $1.60 per share of common stock. In addition, a cash dividend of $0.40 per share of common stock was declared from pre-separation earnings on January 4, 2013 and was recorded as a reduction of additional paid-in capital.

(d)
On January 1, 2013, Abbott distributed 1,577 million shares of AbbVie common stock to shareholders of Abbott common stock. For periods prior to the separation, the weighted-average basic and diluted shares outstanding were based on the number of shares of AbbVie common stock outstanding on the distribution date. Refer to Note 4 to the audited consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" for information regarding the calculation of basic and diluted earnings per common share for 2015, 2014 and 2013.

(e)
On May 26, 2015, AbbVie acquired Pharmacyclics, Inc. for approximately $20.8 billion, including cash consideration of $12.4 billion and equity consideration of approximately 128 million shares of AbbVie common stock valued at $8.4 billion. In connection with the acquisition, AbbVie issued $16.7 billion aggregate principal amount of unsecured senior notes, of which approximately $11.5 billion were used to finance the acquisition of Pharmacyclics Inc. and approximately $5.0 billion were used to finance an accelerated share repurchase agreement. Refer to Notes 5, 9 and 12 to the audited consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" for information regarding the acquisition of Pharmacyclics, Inc., the senior notes and the accelerated share repurchase program, respectively.

(f)
Also includes current portion of long-term debt and lease obligations.
2015 Form 10-K | 31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of December 31, 2015 and 2014 and results of operations for each of the three years in the period ended December 31, 2015. This commentary should be read in conjunction with the consolidated financial statements and accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data."

EXECUTIVE OVERVIEW

Company Overview

        AbbVie is a global, research-based biopharmaceutical company formed in 2013 following separation from Abbott Laboratories (Abbott). AbbVie's mission is to use its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world's most complex and serious diseases. AbbVie's products are focused on treating conditions such as chronic autoimmune diseases in rheumatology, gastroenterology and dermatology; oncology, including blood cancers; virology, including hepatitis C (HCV) and human immunodeficiency virus (HIV); neurological disorders, such as Parkinson's disease; metabolic diseases, including thyroid disease and complications associated with cystic fibrosis; as well as other serious health conditions. AbbVie also has a pipeline of promising new medicines across such important medical specialties as immunology, virology/liver disease, oncology, neurology, cystic fibrosis and women's health.

        AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from AbbVie-owned distribution centers and public warehouses. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie has approximately 28,000 employees. AbbVie operates in one business segment—pharmaceutical products.

        On May 26, 2015, AbbVie completed its acquisition of Pharmacyclics, Inc. (Pharmacyclics), a biopharmaceutical company that develops and commercializes novel therapies for people impacted by cancer, and its flagship asset IMBRUVICA® (ibrutinib), a novel, orally active, selective covalent inhibitor of Bruton's Tyrosine Kinase (BTK). As part of a worldwide collaboration and license agreement with Janssen Biotech, Inc., one of the Janssen Pharmaceutical companies of Johnson & Johnson (Janssen), IMBRUVICA is approved for use in the United States, Canada, and the European Union (EU) as well as in other countries worldwide. In the United States, AbbVie co-markets IMBRUVICA for four indications approved by the U.S. Food and Drug Administration (FDA) prior to the acquisition date: (i) for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy; (ii) for the treatment of patients with chronic lymphocytic leukemia (CLL) who have received at least one prior therapy; (iii) for the treatment of CLL patients with deletion of the short arm chromosome 17 (del 17p CLL); and (iv) for the treatment of patients with Waldenstrom's macroglobulinemia. In the EU, Janssen markets IMBRUVICA. At the date of the acquisition, IMBRUVICA was indicated in the EU for the treatment of adult patients with relapsed or refractory MCL, or adult patients with CLL who have received at least one prior therapy, or in first-line in the presence of 17p deletion or TP53 mutation in patients unsuitable for chemoimmunotherapy.

        The acquisition will accelerate AbbVie's clinical and commercial presence in oncology, strengthen its pipeline, and establish a leadership position in hematological oncology. The acquisition will also accelerate AbbVie's revenue and earnings growth and further diversify its revenue base. AbbVie expects the acquisition to be accretive to earnings beginning in 2017. Refer to Note 5 entitled "Licensing, Acquisitions and Other Arrangements" of the Notes to Condensed Consolidated Financial Statements included under

32 | 2015 Form 10-K

Part II, Item 8, "Financial Statements and Supplementary Data" for further information regarding the acquisition of Pharmacyclics.

2015 Financial Results

        AbbVie's strategy has focused on delivering strong financial results, advancing and investing in its pipeline, and returning value to shareholders while ensuring a strong, sustainable growth business over the long term. In 2015, AbbVie's worldwide net revenues grew by 15 percent to $22.9 billion, driven primarily by the continued strength of HUMIRA, both in the United States and internationally, the global launch of AbbVie's interferon-free HCV treatment, revenue growth in other key products including Creon and Duodopa, and post-acquisition revenues related to IMBRUVICA. These increases were partially offset by a decline in net revenues of AndroGel, principally due to continued market declines and the entry of generic competition for the AndroGel 1% formulation, as well as the continued decline of the company's lipid franchise, and the unfavorable impact of foreign exchange.

        The company's financial performance in 2015 included delivering fully diluted earnings per share of $3.13, including after-tax costs totaling $410 million incurred in connection with the acquisition and integration of Pharmacyclics, a $350 million after-tax charge for the purchase of a rare pediatric disease priority review voucher (PRV) from United Therapeutics Corporation, a $100 million after-tax charge as a result of entering into an exclusive worldwide license agreement with C2N Diagnostics (C2N), after-tax foreign exchange losses of $170 million as a result of the liquidation in 2015 of remaining foreign currency positions related to the terminated proposed combination with Shire plc (Shire) in 2014, after-tax charges of $129 million to increase the company's litigation reserves, and an $83 million after-tax charge due to the achievement of a development milestone under the global collaboration with Infinity Pharmaceuticals, Inc. (Infinity). Refer to Note 5 for further information regarding these items. AbbVie's financial performance in 2015 also reflected an improvement in gross margin to 80 percent of net revenues, primarily due to favorable product mix across the product portfolio, operating efficiencies, and the impact of foreign exchange rates. Financial results for 2015 also reflected continued funding in support of AbbVie's emerging mid-and late-stage pipeline assets, continued investment in AbbVie's growth brands, and the global launch of AbbVie's interferon-free HCV treatment, VIEKIRA PAK.

        In 2015, the company generated cash flows from operations of $7.5 billion. These cash flows enabled the company to pay cash dividends to shareholders of $3.3 billion, repurchase approximately 46 million shares for $2.8 billion in the open market (excluding the shares repurchased under an accelerated repurchase agreement), and continue to enhance its pipeline through licensing and collaboration activities including a $500 million payment to Calico Life Sciences LLC (Calico) as a result of the satisfaction of certain conditions under the research and development (R&D) collaboration with Calico for which a charge to acquired in-process research and development (IPR&D) was recorded in 2014. In addition, AbbVie issued $16.7 billion aggregate principal amount of senior notes the proceeds of which were used to finance the acquisition of Pharmacyclics and a $5.0 billion accelerated share repurchase agreement (ASR) pursuant to which AbbVie paid $5.0 billion for an aggregate 73 million shares of AbbVie's common stock. In October 2015, AbbVie's board of directors declared a quarterly cash dividend of $0.57 per share of common stock payable in February 2016. This reflects an increase of approximately 12 percent over the previous quarterly rate of $0.51 per share of common stock.

2016 Strategic Objectives

        AbbVie's mission is to be an innovation-driven, patient-focused specialty biopharmaceutical company capable of achieving top-tier financial performance through outstanding execution and a consistent stream of innovative new medicines. AbbVie intends to continue to advance its mission in a number of ways, including (i) growing revenues through continued strong performance from its existing portfolio of on-market products, including its flagship brands, HUMIRA, IMBRUVICA and VIEKIRA PAK, as well as growth from pipeline products; (ii) expanding gross and operating margins; (iii) continued investment in its pipeline

2015 Form 10-K | 33

in support of opportunities in immunology, oncology, and virology, as well as continued investment in key on-market products; (iv) augmentation of its pipeline through concerted focus on strategic licensing, acquisition and partnering activity with a focus on identifying compelling programs that fit AbbVie's strategic criteria; and (v) returning cash to shareholders via dividends and share repurchases. In addition, AbbVie anticipates several regulatory submissions and key data readouts from key clinical trials in 2016.

        AbbVie expects to achieve its revenue growth objectives as follows:

  •
  HUMIRA sales growth by driving biologic penetration across disease categories, increasing market leadership, strong commercial execution and expansion to new indications for hidradenitis suppurativa (regulatory approval in the United States and EU achieved in 2015) and uveitis (regulatory submissions in the United States and the EU are under review with approval expected in 2016).

  •
  IMBRUVICA revenue growth driven by increasing market share within its four currently approved indications as well as indication expansion of IMBRUVICA as a first-line therapy for CLL (currently under priority review by the FDA). Revenues for 2016 will also benefit from a full year of IMBRUVICA revenue.

  •
  VIEKIRA PAK revenue growth driven by continued uptake across geographies, including Japan, the second largest HCV market globally, as well as indication expansion for a once-daily, fixed-dosed formulation of VIEKIRA PAK to treat genotype 1 (GT1) HCV (currently under review).

  •
  The favorable impact of pipeline products approved in 2015 or currently under regulatory review where approval is expected in 2016 including venetoclax, Empliciti (elotuzumab), and ZINBRYTA (daclizumab). These pipeline products are described in greater detail in the section labeled "Research and Development" included as part of this Item 7.

        In 2016, AbbVie remains committed to driving continued expansion of gross and operating margins and expects to achieve this objective through productivity initiatives in supply chain, ongoing efficiency programs to optimize manufacturing, commercial infrastructure, administrative costs and general corporate expenses, and continued leverage from revenue growth. AbbVie also remains committed to returning cash to shareholders via dividends and share repurchases.

Research and Development

        Research and innovation are the cornerstones of AbbVie's business as a global biopharmaceutical company. AbbVie's long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development at other biotechnology or pharmaceutical companies.

        AbbVie's pipeline currently includes more than 50 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology, virology/liver disease, and neurology along with targeted investments in renal disease, cystic fibrosis, and women's health. Of these programs, more than 30 are in mid- and late-stage development.

        The following sections summarize transitions of significant programs from Phase 2 development to Phase 3 development as well as developments in significant Phase 3 and registration programs. AbbVie expects multiple Phase 2 programs to transition into Phase 3 programs during 2016.

34 | 2015 Form 10-K

Significant Clinical Programs Approved or Submitted

        AbbVie submitted for review or received approval for the following significant late-stage development programs:

Immunology

  •
  The FDA granted HUMIRA orphan drug designation for the treatment of moderate-to-severe hidradenitis suppurativa (HS), a painful, chronic inflammatory skin disease. AbbVie's supplemental Biological License Application (BLA) in the United States and its marketing authorization in the EU were approved by the FDA and the European Medicines Agency (EMA) in 2015, respectively. Approval for this indication represents the thirteenth indication for HUMIRA in major geographies around the world.

  •
  In April 2015 AbbVie announced that the European Commission (EC) granted marketing authorization for HUMIRA for the treatment of severe chronic plaque psoriasis in children and adolescence from four years of age who have had an inadequate response to or are inappropriate candidates for topical therapy and phototherapies. With the EC decision, HUMIRA is now approved for use in this indication in all member states of the EU.

  •
  AbbVie submitted regulatory applications in the United States and the EU for the use of HUMIRA in the treatment of uveitis. AbbVie expects to receive regulatory approval in 2016.

Oncology

  •
  In July 2015, AbbVie announced that the EC granted marketing authorization for IMBRUVICA as the first treatment option specifically approved for treatment of adult patients with Waldenstrom's macroglobulinemia, a rare, slow growing blood cancer. Pharmacyclics received FDA approval for IMBRUVICA for patients with Waldenstrom's macroglobulinemia in January 2015. The EC approval triggered a $20 million milestone payment from Janssen.

  •
  In September 2015, AbbVie announced that it submitted a Supplemental New Drug Application (sNDA) to the FDA for IMBRUVICA for treatment-naïve CLL patients. The sNDA is based on results from the Phase 3 RESONATE™-2 study, which evaluated efficacy and safety of IMBRUVICA versus traditional chemotherapy, chlorambucil, in treatment-naïve CLL patients aged 65 years or older. The application has received a priority review.

  •
  In November 2015, AbbVie submitted a sNDA to the FDA for labeling considerations based on safety and efficacy results from the Phase 3 HELIOS trial investigating the use of IMBRUVICA, bendamustine, and rituximab, versus placebo plus bendamustine and rituximab, in patients with relapsed/refractory CLL or small lymphocytic lymphoma.

  •
  In February 2016, the FDA granted IMBRUVICA orphan drug designation for the treatment of patients with extranodal marginal zone lymphoma.

  •
  AbbVie submitted regulatory applications in the United States and the EU for venetoclax (ABT-199), an inhibitor of the B-cell lymphoma-2 (Bcl-2) protein developed in collaboration with Genentech and Roche Holding AG. Priority review status was granted by the FDA and validation provided by the EMA for these submissions. Venetoclax is also in Phase 3 development for patients with relapsed/refractory CLL. In addition, venetoclax was granted three Breakthrough Therapy Designations by the FDA: (i) for the treatment of CLL in previously treated (relapsed/refractory) patients with the 17p deletion mutation; (ii) in combination with rituximab for the treatment of patients with relapsed/refractory CLL, including patients with chromosome 17p deletion; and (iii) in combination with hypomethylating agents for the treatment of patients with untreated (treatment-naïve) acute
2015 Form 10-K | 35

    myeloid leukemia who are ineligible to receive standard induction therapy (high-dose chemotherapy).

  •
  Registration submissions were submitted to the FDA and the EC for Empliciti (elotuzumab), a Signaling Lymphocyte Activation Molecule (SLAM7)-directed immunostimulatory antibody developed in partnership with Bristol-Myers Squibb (BMS) for first-line and relapsed/refractory multiple myeloma (MM). Subsequently, the EMA validated for review the marketing authorization application for Empliciti (elotuzumab) for the treatment of MM as combination therapy in adult patients who have received one or more prior therapies. The application was granted accelerated assessment by the EMA's Committee for Medicinal Products for Human Use (CHMP). In addition, the FDA approved Empliciti (elotuzumab) for the treatment of MM as a combination therapy in patients who have received one to three prior therapies. This is the first FDA approval for an immune-stimulatory antibody for MM in this indication. Empliciti will be marketed by BMS.

Virology/Liver Disease

  •
  On January 16, 2015, AbbVie announced that the EC granted marketing authorizations for its all-oral, short-course, interferon-free treatment VIEKIRAX (ombitasvir/paritaprevir/ritonavir tablets) + EXVIERA (dasabuvir tablets). The treatment was approved with or without ribavirin (RBV) for patients with GT1 chronic HCV infection, including those with compensated liver cirrhosis, HIV-1 co-infection, patients on opioid substitution therapy and liver transplant recipients. Additionally, VIEKIRAX/EXVIERA was approved for use with RBV in genotype 4 (GT4) chronic HCV patients.

  •
  AbbVie's regulatory application in Japan for the company's all-oral, RBV and interferon-free, 12-week, two direct-acting antiviral treatment of ombitasvir/paritaprevir/ritonavir (OBV/PTV/r), dosed once daily, was approved in September 2015 for the treatment of patients with GT1 chronic HCV infection.

  •
  In July 2015, the FDA approved AbbVie's regulatory application for TECHNIVIE (OBV/PTV/r tablets) in combination with RBV for the treatment of adults with GT4 chronic HCV infection who do not have cirrhosis. TECHNIVIE is the first and only all-oral, interferon-free, direct-acting antiviral treatment approved in the United States for adult patients with GT4 chronic HCV infection.

  •
  AbbVie submitted a regulatory application in the United States for a once-daily, fixed-dosed formulation of VIEKIRA PAK to treat GT1 HCV. The proposed dosing for the fixed-dose formulation is three oral tablets, taken once daily with a meal, with or without RBV. AbbVie anticipates regulatory action on the new formulation in 2016.

  •
  The FDA accepted AbbVie's sNDA and granted priority review for VIEKIRA PAK without RBV in patients with genotype 1b (GT1b) chronic HCV infection and compensated cirrhosis (Child-Pugh A).

Neurology

  •
  On January 12, 2015, AbbVie announced that the FDA approved Duopa (carbidopa and levodopa), an enteral suspension for the treatment of motor fluctuations for people with advanced Parkinson's disease. Duopa is administered using a small, portable infusion pump that delivers carbidopa and levodopa directly into the small intestine for 16 continuous hours via a procedurally-placed tube. This product is sold under the name Duodopa outside the United States.

  •
  AbbVie is collaborating with Biogen to develop ZINBRYTA (daclizumab), an anti-CD25 monoclonal antibody, for the treatment of the relapsing/remitting form of multiple sclerosis (MS). In February 2015, the registration submission for ZINBRYTA was made in the United States followed by the EU submission in March 2015. In March, AbbVie and Biogen announced that the EMA had validated the companies' marketing authorization application for ZINBRYTA for the treatment of relapsing forms of MS in the EU. Validation confirms that the submission is complete and signifies the initiation of the
36 | 2015 Form 10-K

    review process by the CHMP. In April 2015, AbbVie and Biogen announced that the FDA accepted for review the registration submission in the United States.

Other Significant Developments

        Transitions of significant programs from Phase 2 to Phase 3 development, as well as other significant developments, included the following:

Immunology

  •
  In January 2016, AbbVie announced the commencement of a Phase 3 clinical trial program to study the use of AbbVie's once-daily formulation of ABT-494, its internally developed investigational selective Janus Kinase 1 (JAK-1) inhibitor, for the treatment of rheumatoid arthritis. A Phase 2 trial of ABT-494 for the treatment of Crohn's disease is also ongoing.

  •
  In 2015, AbbVie received a decision by the EC regarding compliance with its pediatric investigation plan for HUMIRA, which ensures that necessary data are obtained through studies in children. As a result of this positive decision, the company is seeking an extension from each EU member state where a supplementary protection certificate is held. Once approved, this will extend the HUMIRA composition of matter patent in the EU by six months from April 2018 to October 2018.

Oncology

  •
  In July 2015, AbbVie initiated a Phase 3 study for the use of Veliparib (ABT-888), a PARP-inhibitor, for the treatment of ovarian cancer in combination with chemotherapy. Veliparib is also in Phase 3 development for various forms of breast and lung cancer.

  •
  AbbVie recently initiated its first Phase 3 clinical trial for IMBRUVICA in solid tumors. The trial will evaluate the safety and efficacy of IMBRUVICA in combination with gemcitabine and nab-paclitaxel for first-line treatment of patients with metastatic pancreatic adenocarcinoma.

Virology/Liver Disease

  •
  In October 2015, in consultation with the FDA, the product inserts in the United States for VIEKIRA PAK and TECHNIVIE were updated from "not recommended in Child-Pugh B patients" to a contraindication in patients with Child-Pugh B cirrhosis. Patients classified as Child-Pugh C remained contraindicated as they have been since approval.

  •
  In January 2016, AbbVie initiated a Phase 3 clinical trial program evaluating the safety and efficacy of its next-generation, all-oral, once-daily, pan-genotypic, RBV-free investigational HCV regimen, which includes ABT-493, a NS3/4A protease inhibitor, and ABT-530, an NS5A inhibitor.

Other

  •
  AbbVie is developing a novel oral gonadotropin-releasing hormone (GnRH) antagonist, Elagolix, under a collaboration with Neurocrine Biosciences (Neurocrine) for the treatment of endometriosis-related pain and uterine fibroids. In January 2016, AbbVie announced the initiation of the first of two planned Phase 3 studies evaluating the safety and efficacy of Elagolix in the treatment of patients with uterine fibroids. AbbVie will make a milestone payment of $15 million to Neurocrine upon enrollment of the first patient. Elagolix is in late-stage development for endometriosis.

  •
  In 2012, AbbVie entered into a collaboration with Galapagos NV (Galapagos) to develop filgotinib, an oral JAK1 inhibitor. In 2015, following a thorough review of available data, AbbVie announced that it will not exercise its right to in-license filgotinib from Galapagos. Pursuant to the terms of the global collaboration agreement with Galapagos, all rights to filgotinib reverted solely to Galapagos.
2015 Form 10-K | 37

        In 2015, AbbVie also augmented its pipeline through strategic licensing and partnering activities including in-licensing an anti-tau antibody (ABBV-8E12) for the treatment of Alzheimer's disease and other neurological disorders from C2N, a privately held protein diagnostic and therapeutic discovery company. Refer to Note 5 of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" for further information regarding the license agreement with C2N.

RESULTS OF OPERATIONS

Net Revenues

        The comparisons presented at constant currency rates reflect comparative local currency net revenues at the prior year's foreign exchange rates. This measure provides information on the change in net revenues assuming that foreign currency exchange rates had not changed between the prior and the current period. AbbVie believes that the non-GAAP measure of change in net revenues at constant currency rates, when used in conjunction with the GAAP measure of change in net revenues at actual currency rates, may provide a more complete understanding of the company's operations and can facilitate analysis of the company's results of operations, particularly in evaluating performance from one period to another.

				Percent change
				At actual currency rates		At constant currency rates
for the years ended (in millions)	2015	2014	2013	2015	2014	2015	2014

United States	$13,561	$10,845	$10,181	25%	7%	25%	7%
International	9,298	9,115	8,609	2%	6%	18%	9%

Net revenues	$22,859	$19,960	$18,790	15%	6%	22%	8%

38 | 2015 Form 10-K

        The following table details AbbVie's worldwide net revenues:

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2015	2014	2013	2015	2014	2015	2014

HUMIRA
United States	$8,405	$6,524	$5,236	29%	25%	29%	25%
International	5,607	6,019	5,423	(7)%	11%	9%	13%

Total	$14,012	$12,543	$10,659	12%	18%	19%	19%

IMBRUVICA
United States	$659	$—	$—	n/a	n/a	n/a	n/a
Collaboration revenues	95	—	—	n/a	n/a	n/a	n/a

Total	$754	$—	$—	n/a	n/a	n/a	n/a

VIEKIRA
United States	$804	$48	$—	n/m	100%	n/m	100%
International	835	—	—	n/a	n/a	n/a	n/a

Total	$1,639	$48	$—	n/m	100%	n/m	100%

Creon
United States	$632	$516	$412	22%	25%	22%	25%

Synagis
International	$740	$835	$827	(11)%	1%	1%	9%

Lupron
United States	$653	$580	$566	13%	3%	13%	3%
International	173	198	219	(13)%	(10)%	—%	(5)%

Total	$826	$778	$785	6%	(1)%	9%	—%

Synthroid
United States	$755	$709	$622	6%	14%	6%	14%

Kaletra
United States	$163	$213	$244	(24)%	(13)%	(24)%	(13)%
International	537	657	718	(18)%	(9)%	(5)%	(5)%

Total	$700	$870	$962	(20)%	(10)%	(10)%	(7)%

AndroGel
United States	$694	$934	$1,035	(26)%	(10)%	(26)%	(10)%

Sevoflurane
United States	$81	$83	$77	(3)%	7%	(3)%	7%
International	393	467	491	(16)%	(5)%	(4)%	(1)%

Total	$474	$550	$568	(14)%	(3)%	(4)%	—%

Duodopa
United States	$12	$—	$—	n/m	n/a	n/m	n/a
International	219	220	178	(1)%	24%	18%	25%

Total	$231	$220	$178	5%	24%	23%	25%

Dyslipidemia products
United States	$179	$328	$1,076	(45)%	(70)%	(45)%	(70)%

All other	$1,223	$1,629	$1,666	(25)%	(2)%	(21)%	(1)%

Total net revenues	$22,859	$19,960	$18,790	15%	6%	22%	8%

n/m—Not meaningful.
n/a—Not applicable.

2015 Form 10-K | 39

        The following discussion and analysis of AbbVie's net revenues by product is presented on a constant currency basis.

        Global HUMIRA sales increased 19 percent in both 2015 and 2014, primarily as a result of market growth across therapeutic categories and geographies, higher market share, approval of new indications, and favorable pricing in certain geographies. In the United States, HUMIRA revenues increased 29 percent in 2015 and 25 percent in 2014, driven by prescription volume, favorable pricing, and market growth across all indications. Internationally, HUMIRA revenues increased 9 percent in 2015 and 13 percent in 2014, driven primarily by growth across indications in certain geographies. AbbVie continues to pursue several new indications to help further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.

        Net revenues for IMBRUVICA represent product revenues in the United States as well as collaboration revenues related to AbbVie's 50 percent share of IMBRUVICA profit outside of the United States following the completion of the acquisition of Pharmacyclics on May 26, 2015. AbbVie expects IMBRUVICA will be a significant contributor to revenue growth in 2016.

        AbbVie launched its HCV regimen, VIEKIRA PAK, in the United States following FDA approval in mid-December 2014 and launched VIEKIRAX/EXVIERA in the EU in January 2015. In addition to growth in approved markets, international revenues continued to increase during 2015 as the product was approved in additional geographies. Net revenues of VIEKIRA PAK in 2014 reflect the shipment of launch quantities into the market to support full commercial launch in 2015.

        Net revenues for Creon increased 22 percent in 2015 and 25 percent in 2014, driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market.

        Synagis is a seasonal product with the majority of sales occurring in the first and fourth quarters. Net revenues increased 1 percent in 2015 and 9 percent in 2014. Revenues in 2015 reflected changes in demand in certain markets, as well as an unfavorable comparison to 2014 driven by a less severe respiratory syncytial virus season.

        Global Lupron net revenues increased 9 percent in 2015 primarily due to increased demand and favorable pricing in the United States. Lupron continues to hold a leadership position and maintains significant share of the market.

        Global Kaletra net revenues declined 10 percent in 2015 and 7 percent in 2014 primarily due to lower market share resulting from the impact of increasing competition in the HIV marketplace.

        AndroGel net revenues declined 26 percent in 2015 and 10 percent in 2014, primarily due to a continued decline in the overall U.S. testosterone replacement market and the entry of generic competition for the AndroGel 1% formulation in January 2015. The company expects the U.S. testosterone replacement market will continue to decline in 2016.

        Net revenues for Duodopa, AbbVie's therapy for advanced Parkinson's disease approved in Europe and other international markets, grew 23 percent in 2015. AbbVie's regulatory submission for Duopa in the United States was approved by the FDA in January 2015. AbbVie expects net revenues for Duopa in the United States will continue to gradually increase during 2016 as the product gains acceptance in the marketplace.

        Net revenues for AbbVie's consolidated lipid franchise, which included TriCor, Trilipix, Niaspan, Simcor and Advicor, declined 45 percent in 2015 and 70 percent in 2014 due to the introduction of generic versions of these products in the U.S. market. Generic competition began in November 2012 for TriCor, July 2013 for Trilipix, and September 2013 for Niaspan. AbbVie has voluntarily withdrawn Simcor and Advicor from the market and discontinued distribution as of December 31, 2015.

40 | 2015 Form 10-K

        All other net revenues declined 21 percent in 2015 primarily due to reduced demand driven by market and share declines and a reduction in price for several of AbbVie's mature on-market products.

Gross Margin

				Percent change
years ended December 31 (in millions)	2015	2014	2013	2015	2014

Gross margin	$18,359	$15,534	$14,209	18%	9%
as a percent of net revenues	80%	78%	76%

        The gross margin for 2015, 2014 and 2013 reflected the favorable impact of product mix across the product portfolio, including HUMIRA, operational efficiencies, and price increases, partially offset by the effect of unfavorable foreign exchange rates and the loss of exclusivity for the lipid franchise. Gross margin in 2015 also includes milestone revenue of $40 million from a collaboration partner related the company's oncology program. Gross margin in 2014 also includes royalty income of $81 million relating to prior periods as a result of the settlement of a licensing arrangement and lower amortization expense for intangible assets, partially offset by a $37 million impairment charge for an intangible asset.

Selling, General and Administrative

				Percent change
years ended December 31 (in millions)	2015	2014	2013	2015	2014

Selling, general and administrative	$6,387	$7,724	$5,352	(17)%	44%
as a percent of net revenues	28%	39%	28%

        Selling, general and administrative (SG&A) expenses declined in 2015 compared to 2014, principally due to the absence of transaction-related costs totaling $1.7 billion incurred in 2014 in connection with the termination of the proposed combination with Shire, as further discussed in Note 5 of the Notes to Consolidated Financial Statements. SG&A expenses in 2014 also included a $129 million charge related to the Branded Prescription Drug Fee due to the issuance of final rules which resulted in an additional year of expense in 2014. Refer to Note 13 for further information.

        Excluding these items, SG&A expenses increased in both 2015 and 2014, reflecting increased selling and marketing support for new products, including the global launch of VIEKIRA, as well as spending relating to new indications and geographic expansion for HUMIRA and other growth brands. SG&A expenses in 2015 also included Pharmacyclics acquisition and integration costs of $294 million, charges aggregating $165 million to increase the company's litigation reserves and restructuring charges of $39 million. These increased costs were partially offset by the impact of favorable foreign exchange rates in 2015.

Research and Development and Acquired In-Process Research and Development

				Percent change
years ended December 31 (in millions)	2015	2014	2013	2015	2014

Research and development	$4,285	$3,297	$2,855	30%	15%
as a percent of net revenues	19%	17%	15%
Acquired in-process research and development	$150	$352	$338	(57)%	4%

        R&D expenses for 2015 included Pharmacyclics acquisition and integration costs of $152 million, a $350 million charge related to the purchase of a priority review voucher from a third party, a $130 million

2015 Form 10-K | 41

charge recorded due to the achievement of a development milestone under the collaboration with Infinity, the post-acquisition R&D expenses of Pharmacyclics, and restructuring charges of $32 million. R&D expenses in 2014 and 2013 included regulatory milestone payments of $40 million made to a collaboration partner for regulatory milestones related to the company's HCV program and restructuring charges of $15 million, respectively.

        R&D expenses in 2015 and 2014 otherwise reflected added funding to support the company's emerging mid- and late-stage pipeline assets and the continued pursuit of additional HUMIRA indications. These increases were partially offset by the impact of favorable foreign exchange rates in 2015 and 2014.

        IPR&D expenses in 2015 included a charge of $100 million as a result of entering into an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer's disease and other neurological disorders. IPR&D expenses in 2014 included a charge of $275 million as a result of entering into a global collaboration with Infinity to develop and commercialize duvelisib, a treatment for patients with cancer. IPR&D expense in 2013 included a charge of $175 million as a result of entering into a global license agreement with Ablynx NV to develop and commercialize ALX-0061, a charge of $70 million as a result of entering into a global collaboration with Alvine Pharmaceuticals, Inc. to develop ALV003, a charge of $45 million as a result of entering into a global collaboration with Galapagos for cystic fibrosis therapies, and charges totaling $48 million as a result of entering into several other arrangements. Refer to Note 5 of the Notes to Consolidated Financial Statements for additional information related to the company's collaborations and other arrangements.

Other Operating Expenses

        Other operating expenses in 2014 included a $750 million charge related to an R&D collaboration agreement entered into in September 2014 with Calico to discover, develop and commercialize new therapies for patients with age-related diseases.

Other Non-Operating Expenses

        Interest expense, net was $686 million in 2015, $391 million in 2014, and $278 million in 2013 and was comprised primarily of interest expense on outstanding debt. Interest expense, net in 2015 increased due to the May 2015 issuance of $16.7 billion aggregate principal amount of senior notes, which were issued primarily to finance the acquisition of Pharmacyclics and an accelerated share repurchase program. Interest expense, net in 2015 also included $86 million of bridge financing related fees incurred in connection with the acquisition of Pharmacyclics. Interest expense, net in 2014 included $141 million of financing related fees incurred in connection with the terminated proposed combination with Shire.

        In 2014, AbbVie entered into certain undesignated forward contracts to hedge the then anticipated foreign currency cash outflows associated with the then proposed combination with Shire. Net foreign exchange loss for 2014 included losses of $666 million associated with the Shire-related forward contracts. Net foreign exchange loss for 2015 included losses totaling $170 million to reflect the completed liquidation of the company's remaining foreign currency positions related to the terminated proposed combination with Shire.

        Other non-operating expense, net for 2015 included impairment charges totaling $36 million related to certain of the company's equity investment securities. Other non-operating income, net, in 2014 primarily consisted of income of $34 million from the resolution of a contractual agreement.

Income Tax Expense

        The effective income tax rate was 23 percent in 2015, 25 percent in 2014, and 23 percent in 2013. The effective tax rate fluctuates from year to year due to the allocation of the company's taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including acquisitions and

42 | 2015 Form 10-K

collaborations. The effective income tax rate in 2015 included a tax benefit of $103 million from a reduction of state valuation allowances. The effective income tax rate in 2014 included state valuation allowances of $129 million and additional expenses of $129 million related to the Branded Prescription Drug Fee, which is non-deductible.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2015	2014	2013

Cash flows provided by/(used in):
Operating activities	$7,535	$3,549	$6,267
Investing activities	$(12,936)	$(926)	$879
Financing activities	$5,752	$(3,293)	$(3,442)

        Cash flows provided by operations in 2015 was $7.5 billion compared to $3.5 billion in 2014. The increase was primarily due to improved results of operations due to revenue growth and an improvement in operating margin as well as the absence of after-tax transaction and financing-related and other costs of $1.8 billion incurred in connection with the termination of the proposed combination with Shire, including net foreign exchange losses related to the settlement of undesignated forward contracts used to hedge anticipated foreign currency cash flows and the exit of certain foreign currency positions.

        Cash provided by operating activities also reflected AbbVie's voluntary contributions to its main domestic defined benefit plan of $150 million and $370 million in 2015 and 2014, respectively. AbbVie also made a voluntary contribution of $150 million to this plan subsequent to December 31, 2015. AbbVie also paid $350 million to purchase a priority review voucher from United Therapeutics Corporation in 2015. Realized excess tax benefits associated with stock-based compensation in 2015, 2014 and 2013 totaled $61 million, $56 million, and $38 million, respectively, and were presented in the consolidated statements of cash flows as an outflow within the operating section and an inflow within the financing section.

        Investing activities in 2015 primarily included the $11.5 billion cash consideration paid to acquire Pharmacyclics in May 2015, net of cash acquired of $877 million. Investing activities in 2015 also included cash outflows related to other acquisitions and investments of $964 million, including a $500 million payment to Calico that was accrued in 2014 due to the satisfaction of certain conditions under the R&D collaboration, $100 million related to an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer's disease and other neurological disorders, and $130 million paid to Infinity due to the achievement of a development milestone under the collaboration agreement. In 2014, cash outflows related to other acquisitions and investments totaled $622 million, including $275 million paid to Infinity related to a global collaboration to develop duvelisib (IPI-145), and $250 million to fund a novel R&D collaboration with Calico. Cash flows from investing activities in 2015 and 2014 also reflected capital expenditures and net sales (purchases) of short-term investments. Capital expenditures in 2014 included the purchase of a small molecule active pharmaceutical ingredient manufacturing facility in Singapore. AbbVie incurred additional expenditures in 2015 to build a new biologics facility on the site to produce bulk drug substance for HUMIRA as well as to support AbbVie's biologic pipeline.

        In 2015 and 2014, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $400 million and $416 million at December 31, 2015 and 2014, respectively. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed. In May 2015, the company issued $16.7 billion aggregate principal amount of senior notes with various maturities between 2018 and 2045. Approximately $11.5 billion of the net proceeds were used to finance the acquisition of Pharmacyclics and $5.0 billion of the net proceeds were used to finance the accelerated share repurchase program described below. In September 2015, AbbVie entered into a three-year $2 billion term loan credit facility and a 364-day $2 billion term loan credit facility. In November

2015 Form 10-K | 43

2015, AbbVie drew on these term facilities and used the proceeds to refinance its $4 billion of senior notes that matured in 2015. During 2015 in connection with the acquisition of Pharmacyclics, the company paid $86 million of costs relating to an $18 billion, 364-Day Bridge Term Loan Credit Agreement as well as $93 million of costs relating to the issuance of senior notes.

        Cash dividend payments totaled $3.3 billion in 2015 and $2.7 billion in 2014. On October 30, 2015, AbbVie announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.51 per share to $0.57 per share beginning with the dividend payable on February 16, 2016 to stockholders of record as of January 15, 2016. The timing, declaration, amount of, and payment of any dividends is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors.

        In October 2014, AbbVie's board of directors authorized a $5.0 billion stock repurchase program. In March 2015, the board of directors authorized a $5.0 billion increase to the existing stock repurchase program in anticipation of executing an accelerated share repurchase agreement with a financial institution in connection with the acquisition of Pharmacyclics. On May 26, 2015, AbbVie entered into and executed a $5.0 billion ASR with Morgan Stanley & Co. LLC (Morgan Stanley). Pursuant to the terms of the ASR, Morgan Stanley made an initial delivery of approximately 68 million shares of AbbVie's common stock on May 27, 2015, which represented approximately 90 percent of the total shares expected to be delivered under the ASR. Subsequently in 2015, Morgan Stanley delivered an additional 5 million shares of AbbVie's common stock to AbbVie in final settlement of the ASR. AbbVie recorded the aggregate $5.0 billion purchase price as a reduction to stockholders' equity.

        In addition to the ASR, the company repurchased approximately 46 million shares for $2.8 billion in the open market in 2015 and approximately 9 million shares for $550 million in the open market in 2014. AbbVie settled $300 million of its 2015 open market purchases in 2016. Purchases of AbbVie shares under this program may be made from time to time at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie's remaining stock repurchase authorization was $1.9 billion as of December 31, 2015. Refer to Note 12 for additional information related to the ASR.

        Cash and equivalents in 2015 and 2014 were also negatively impacted by net unfavorable exchange rate changes totaling $300 million and $577 million, respectively, principally due to the weakening of the Euro and other foreign currencies on the translation of the company's Euro-denominated assets and cash denominated in foreign currencies. In 2014, AbbVie had an increased concentration of cash denominated in foreign currencies accumulated in anticipation of the terminated proposed combination with Shire. While a significant portion of cash and equivalents at December 31, 2015 are considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at December 31, 2015 has been reinvested indefinitely.

Credit Risk

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

44 | 2015 Form 10-K

arrangements to mitigate credit risk although the receivables included in such arrangements have historically not been a material amount of total outstanding receivables.

        AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy, and Spain, that have experienced a deterioration in credit and economic conditions. Substantially all of AbbVie's trade receivables in Greece, Portugal, Italy, and Spain are with governmental health systems. AbbVie continues to monitor the economic health of the economy in Southern Europe, as heightened economic concerns still exist. Outstanding net governmental receivables in these countries at December 31, 2015 and 2014 were as follows:

	Net receivables		Net receivables over one year past due
(in millions)	2015	2014	2015	2014

Greece	$53	$30	$—	$—
Portugal	27	27	3	7
Italy	211	176	4	16
Spain	234	213	—	10

Total	$525	$446	$7	$33

        The company also continues to do business with foreign governments in certain oil-exporting countries, which have experienced a deterioration in economic conditions, including Venezuela and Saudi Arabia. Outstanding net governmental receivables related to Saudi Arabia were $108 million as of December 31, 2015. Refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk" for additional disclosures related to Venezuela. Due to the decline in the price of oil, liquidity issues in certain countries may result in delays in the collection of receivables. Global economic conditions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

        Currently, AbbVie does not believe the economic conditions in Southern Europe and oil-exporting countries will have a material impact on the company's liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of December 31, 2015.

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

        AbbVie currently has a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2015, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were not material. There were no amounts outstanding under the credit facility as of December 31, 2015 and 2014.

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

2015 Form 10-K | 45

believes it has sufficient financial flexibility to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms to support the company's growth objectives.

Credit Ratings

        On April 7, 2015, following the announcement of the then proposed combination with Pharmacyclics, Moody's Investor Service confirmed its Baa1 senior unsecured long-term rating and Prime-2 short-term rating and revised its ratings outlook to "negative" from "stable". On March 5, 2015, Standard & Poor's Rating Services (S&P) affirmed AbbVie's "A" corporate credit rating and senior unsecured debt rating and its "A-1" commercial paper rating and revised its ratings outlook to "negative" from "stable". There were no additional changes in the company's credit ratings in 2015.

        Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company's ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company's outstanding debt.

Contractual Obligations

        The following table summarizes AbbVie's estimated contractual obligations as of December 31, 2015:

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years

Short-term borrowings	$406	$406	$—	$—	$—
Long-term debt and capital lease obligations, including current portion	31,539	2,025	10,049	3,778	15,687
Interest on long-term debt(a)	12,423	866	1,810	1,574	8,173
Future minimum non-cancelable operating lease commitments	1,010	119	208	164	519
Purchase obligations and other(b)	1,423	1,293	86	24	20
Other long-term liabilities(c)	880	240	171	77	392

Total	$47,681	$4,949	$12,324	$5,617	$24,791

(a)
Includes estimated future interest payments on long-term debt securities and capital lease obligations. Interest payments on debt are calculated for future periods using interest rates in effect at the end of 2015. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2015. Refer to Notes 9 and 10 for further discussion regarding the company's debt instruments and related interest rate agreements outstanding at December 31, 2015. Annual interest on capital lease obligations is not material.

(b)
Includes the company's significant unconditional purchase obligations. These commitments do not exceed the company's projected requirements and are made in the normal course of business.

(c)
Amounts less than one year includes a voluntary contribution of $150 million AbbVie made to its main domestic defined benefit plan subsequent to December 31, 2015. Amounts otherwise exclude pension and other post-employment benefits and related deferred compensation cash outflows. Timing of funding is uncertain and dependent on future movements in interest rates and investment returns, changes in laws and regulations, and other variables. Also included in this amount are components of other long-term liabilities including restructuring. Refer to Notes 8 and 11 for further information.

        AbbVie enters into R&D collaboration arrangements with third parties that may require future milestone payments to third parties contingent upon the achievement of certain development, regulatory, or commercial milestones. Individually, these arrangements are not material in any one annual reporting

46 | 2015 Form 10-K

period. However, if milestones for multiple products covered by these arrangements would happen to be reached in the same reporting period, the aggregate charge to expense could be material to the results of operations in that period. From a business perspective, the payments are viewed as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from product sales. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement. As a result, these potential payments are not included in the table of contractual obligations. Refer to Note 5 to the consolidated financial statements for further discussion of these collaboration arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. A summary of the company's significant accounting policies is included in Note 2 to the consolidated financial statements. Certain of these policies are considered critical as these most significantly impact the company's financial condition and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates.

Revenue Recognition

        AbbVie recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sales price is reasonably assured. Revenue from product sales is recognized when title and risk of loss have passed to the customer.

Rebates

        AbbVie provides rebates to pharmacy benefit managers, state government Medicaid programs, insurance companies that administer Medicare drug plans, wholesalers, group purchasing organizations, and other government agencies and private entities.

        Rebate and chargeback accruals are recorded as a reduction to revenue in the period the related product is sold. Rebates and chargebacks totaled $8.6 billion, $5.9 billion and $4.9 billion in 2015, 2014 and 2013, respectively. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accrual for that rebate include the identification of the products subject to the rebate, the applicable price terms, and the estimated lag time between sale and payment of the rebate, which can be significant.

        In order to establish its rebate and chargeback accruals, the company uses both internal and external data to estimate the level of inventory in the distribution channel and the rebate claims processing lag time for each type of rebate. To estimate the rebate percentage or net price, the company tracks sales by product and by customer or payer. The company evaluates inventory data reported by wholesalers, available prescription volume information, product pricing, historical experience and other factors in order to determine the adequacy of its reserves. AbbVie regularly monitors its reserves and records adjustments when rebate trends, rebate programs and contract terms, legislative changes, or other significant events indicate that a change in the reserve is appropriate. Historically, adjustments to rebate accruals have not been material to net earnings.

        The following table is an analysis of the three largest rebate accruals and chargeback allowances, which comprise approximately 90 percent of the total consolidated rebate and chargebacks charged against

2015 Form 10-K | 47

revenues in 2015. Remaining rebate provisions charged against gross revenues are not significant in the determination of operating earnings.

(in millions)	Medicaid and Medicare Rebates	Managed Care Rebates	Wholesaler Chargebacks

Balance at December 31, 2012	$807	$496	$224
Provisions	1,028	846	2,362
Payments	(1,168)	(883)	(2,374)

Balance at December 31, 2013	667	459	212
Provisions	1,015	970	2,825
Payments	(970)	(953)	(2,784)

Balance at December 31, 2014	712	476	253
Provisions	1,716	2,215	3,866
Payments	(1,396)	(1,771)	(3,756)

Balance at December 31, 2015	$1,032	$920	$363

Cash Discounts and Product Returns

        Allowances for cash discounts and product returns, which totaled $898 million, $610 million and $748 million in 2015, 2014 and 2013, respectively, are recorded as a reduction to revenue in the same period the related product is sold. The reserve for cash discounts is readily determinable because the company's experience of payment history is fairly consistent. Product returns can be reliably estimated based on the company's historical return experience.

Pension and Other Post-Employment Benefits

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

        The discount rate is selected based on current market rates on high-quality, fixed-income investments at December 31 each year. AbbVie employs a yield-curve approach for countries where a robust bond market exists. The yield curve is developed using high-quality bonds. The yield curve approach reflects the plans' specific cash flows (i.e., duration) in calculating the benefit obligations by applying the specific spot rates along the yield curve. Beginning in 2016, AbbVie will also reflect the plans' specific cash flows and apply them to the specific spot rates along the yield curve in calculating the service cost and interest cost portions of expense. For other countries, AbbVie reviews various indices such as corporate bond and government bond benchmarks to estimate the discount rate. AbbVie's assumed discount rate has a significant effect on the amounts reported for defined benefit pension and other post-employment plans as of December 31, 2015, and will be used in the calculation of net periodic benefit cost in 2016. A 50 basis

48 | 2015 Form 10-K

point change in the assumed discount rate would have had the following effects on AbbVie's calculation of net periodic benefit costs in 2016 and projected benefit obligations as of December 31, 2015:

	50 basis point
(in millions) (brackets denote a reduction)	Increase	Decrease

Defined benefit plans
Service cost and interest cost	$(45)	$51
Projected benefit obligation	$(409)	$461
Other post-employment plans
Service cost and interest cost	$(5)	$6
Projected benefit obligation	$(46)	$52

        Effective December 31, 2015, AbbVie elected to change the method it uses to estimate the service and interest cost components of net periodic benefit costs for the AbbVie Pension Plan and its primary other post-employment benefit plan in the United States as well as certain international defined benefit plans and other post-employment benefit plans. Based on current economic conditions, this change is expected to reduce AbbVie's net periodic benefit cost by approximately $41 million in 2016 as a result of this change. Refer to Note 11 for further information regarding this change.

        The expected long-term rate of return is based on the asset allocation, historical performance, and the current view of expected future returns. AbbVie considers these inputs with a long-term focus to avoid short-term market influences. The current long-term rate of return on plan assets is supported by the historical performance of the trust's actual and target asset allocation. AbbVie's assumed expected long-term rate of return has a significant effect on the amounts reported for defined benefit pension plans as of December 31, 2015 and will be used in the calculation of net periodic benefit cost in 2016. A 1 percentage point change in assumed expected long-term rate of return on plan assets would have increased or decreased the net period benefit cost of these plans in 2016 by $45 million.

        The health care cost trend rate is selected by reviewing historical trends and current views on projected future health care cost increases. The current health care cost trend rate is supported by the historical trend experience of the plan. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans as of December 31, 2015 and will be used in the calculation of net periodic benefit cost in 2016. A 1 percentage point change in assumed health care cost trend rates would have the following effects on AbbVie's calculation of net periodic benefit costs in 2016 and the projected benefit obligation as of December 31, 2015:

	One percentage point
(in millions) (brackets denote a reduction)	Increase	Decrease

Service cost and interest cost	$20	$(15)
Projected benefit obligation	$114	$(90)

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

2015 Form 10-K | 49

Litigation

        The company is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Refer to Note 14 for further information. Loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. Accordingly, AbbVie is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.

Valuation of Goodwill and Intangible Assets

        AbbVie has acquired and may continue to acquire significant intangible assets in connection with business combinations that AbbVie records at fair value. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the pharmaceuticals industry, and valuations are usually based on a discounted cash flow analysis incorporating the stage of completion. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values, and market participants. Each of these factors can significantly affect the value of the intangible asset. IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset until regulatory approval is obtained, at which time it is accounted for as a definite-lived asset and amortized over its estimated useful life. IPR&D acquired in transactions that are not business combinations is expensed immediately, unless deemed to have an alternative future use. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life.

        AbbVie reviews the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Goodwill and indefinite-lived intangible assets, which relate to IPR&D, are reviewed for impairment annually or when an event occurs that could result in an impairment. Refer to Note 2 to the consolidated financial statements for further information.

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

50 | 2015 Form 10-K

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) modified retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU No. 2015-4, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities. Accordingly, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. AbbVie is currently assessing the timing of its adoption and the impact of adopting this guidance on its consolidated financial statements and the implementation approach to be used.

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted on a retrospective basis. AbbVie elected to early adopt this new standard, effective in the three months ended June 30, 2015. As a result, AbbVie reclassified approximately $7 million and $27 million of net deferred financing costs as of December 31, 2014 that were previously classified as prepaid expenses and other current assets and other long-term assets, respectively, to long-term debt and lease obligations (current and non-current). Total debt issuance costs classified as a reduction of long-term debt and lease obligations (current and non-current) were $117 million as of December 31, 2015.

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. AbbVie elected to early adopt the standard, effective in the year ended December 31, 2015. The impact of this adoption was not material.

        In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Entities are currently required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments, which require non-current presentation only (by jurisdiction), are effective for financial statements issued for annual periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance is to be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. AbbVie elected to early adopt this standard on a prospective basis, effective as of December 31, 2015 in order to simplify the presentation of deferred tax assets and liabilities. Prior periods were not retrospectively adjusted.

2015 Form 10-K | 51

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard is effective for fiscal years starting after December 15, 2017, including interim periods within those fiscal years. The standard does not permit early adoption with the exception of certain targeted provisions. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

52 | 2015 Form 10-K

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

Foreign Currency Risk

        AbbVie's primary net foreign currency exposures are the Euro, Japanese yen and British pound. Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated transactions denominated in a currency other than the functional currency of the local entity. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates, and are marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive income (loss) in AbbVie's consolidated balance sheets. Deferred gains or losses on these contracts are included in cost of products sold at the time the products are sold to a third party, generally not exceeding twelve months. At December 31, 2015 and 2014, AbbVie held $1.5 billion and $1.4 billion, respectively, in notional amounts of such contracts.

        AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts, which are not designated as hedges, are marked-to-market, and resulting gains or losses are reflected in net foreign exchange on AbbVie's consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2015 and 2014, AbbVie held notional amounts of $6.8 billion and $6.8 billion, respectively, of such foreign currency forward exchange contracts.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2015 and 2014:

	2015			2014
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/ (payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/ (payable)

Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$5,880	1.103	$34	$6,342	1.263	$114
Japanese yen	853	120.9	(2)	333	116.9	6
British pound	163	1.496	1	563	1.618	21
All other currencies	1,387	N/A	8	930	N/A	7

Total	$8,283		$41	$8,168		$148

        The company estimates that a 10 percent appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $822 million at December 31, 2015. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts, which would be offset by gains on the underlying hedged items. A 10 percent appreciation is believed to be a reasonably possible near-term change in foreign currencies. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders' equity volatility relating to foreign exchange.

2015 Form 10-K | 53

        The functional currency of the company's Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. Currency restrictions enacted in Venezuela require approval from the Venezuelan government to exchange Venezuelan bolivars (VEF) for U.S. dollars and require such exchange to be made at the official exchange rate established by the government. In the first quarter of 2014, the Venezuelan government expanded the number of exchange mechanisms to three rates of exchange. As of December 31, 2015, these were the official rate of 6.3; the Supplementary System for the Administration of Foreign Currency (SICAD) rate of approximately 13.5; and the Foreign Exchange Marginal System (SIMADI) rate of approximately 200. In the consolidated financial statements as of and for the year ended December 31, 2015, the company used the official rate of 6.3 VEF per U.S. dollar, and reported $317 million of net monetary assets and $210 million of net revenues denominated in the Venezuelan bolivar.

        On February 17, 2016, the Venezuelan government announced that it plans to devalue the official rate of 6.3 to 10 VEF to U.S. dollars, and eliminate the SICAD rate of 13.5 VEF to U.S. dollars. The devaluation of the Venezuelan bolivar will result in a charge to AbbVie's results of operations in the first quarter of 2016. If AbbVie's net monetary assets denominated in the Venezuelan bolivar had been converted at a rate of 10 VEF to U.S. dollars at December 31, 2015, the company would have reported a devaluation loss of $117 million in 2015. If AbbVie's net monetary assets denominated in the Venezuelan bolivar had been converted at the SIMADI rate of 200 at December 31, 2015, the company would have reported a devaluation loss of $307 million in 2015.

        The company cannot predict whether there will be further devaluations of the Venezuelan currency or whether the use of the official rate will continue to be supported by evolving facts and circumstances, which could result in a significant charge to AbbVie's results of operations at that time.

Interest Rate Risk

        Interest rate swaps are used to manage the company's exposure of changes in interest rates on the fair value of fixed-rate debt. The effect of these hedges is to change the fixed interest rate to a variable rate. At December 31, 2015 and 2014, AbbVie had interest rate hedge contracts totaling $11.0 billion and $8.0 billion, respectively. The company estimates that an increase in the interest rates of 100-basis points would decrease the fair value of our interest rate swap contracts by approximately $464 million at December 31, 2015. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100-basis points in long-term interest rates would decrease the fair value of long-term debt by $1.9 billion at December 31, 2015. A 100-basis point change is believed to be a reasonably possible near-term change in interest rates.

Market Price Sensitive Investments

        AbbVie holds equity securities in other pharmaceutical and biotechnology companies that are traded on public stock exchanges. The fair value of these investments was approximately $111 million and $82 million as of December 31, 2015 and 2014, respectively. AbbVie monitors these investments for other than temporary declines in market value, and charges impairment losses to net earnings when an other than temporary decline in value occurs. A hypothetical 20 percent decrease in the share prices of these investments would decrease the fair value of these investments by $22 million at December 31, 2015. A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.

Non-Publicly Traded Equity Securities

        AbbVie holds equity securities in other pharmaceutical and biotechnology companies that are not traded on public stock exchanges. The carrying value of these investments was approximately $33 million and $63 million as of December 31, 2015 and 2014, respectively. AbbVie monitors these investments for other than temporary declines in market value, and charges impairment losses to net earnings when an other than temporary decline in estimated value occurs. In 2015, AbbVie recorded impairment charges totaling $36 million related to certain of the company's investments in non-publicly traded equity securities.

54 | 2015 Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2015 Form 10-K | 55

AbbVie Inc. and Subsidiaries
Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2015	2014	2013

Net revenues	$22,859	$19,960	$18,790
Cost of products sold	4,500	4,426	4,581
Selling, general and administrative	6,387	7,724	5,352
Research and development	4,285	3,297	2,855
Acquired in-process research and development	150	352	338
Other expense	—	750	—

Total operating costs and expenses	15,322	16,549	13,126

Operating earnings	7,537	3,411	5,664
Interest expense, net	686	391	278
Net foreign exchange loss	193	678	55
Other expense (income), net	13	(27)	(1)

Earnings before income tax expense	6,645	2,369	5,332
Income tax expense	1,501	595	1,204

Net earnings	$5,144	$1,774	$4,128

Per share data

Basic earnings per share	$3.15	$1.11	$2.58
Diluted earnings per share	$3.13	$1.10	$2.56
Cash dividends declared per common share	$2.10	$1.75	$2.00	(a)

Weighted-average basic shares outstanding	1,625	1,595	1,589
Weighted-average diluted shares outstanding	1,637	1,610	1,604

(a)
On January 4, 2013, a cash dividend of $0.40 per share of common stock was declared from pre-separation earnings and was recorded as a reduction of additional paid-in capital.

The accompanying notes are an integral part of these consolidated financial statements.

56 | 2015 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

years ended December 31 (in millions)	2015	2014	2013

Net earnings	$5,144	$1,774	$4,128
Foreign currency translation adjustments, net of tax (benefit) expense of ($139) in 2015, ($158) in 2014, and $71 in 2013	(667)	(1,073)	48
Pension and post-employment benefits, net of tax expense (benefit) of $96 in 2015, ($351) in 2014, and $309 in 2013	230	(781)	598
Unrealized gains on marketable equity securities, net of tax expense of $22 in 2015, $1 in 2014, and $— in 2013	44	1	1
Hedging activities, net of tax (benefit) expense of ($6) in 2015, $8 in 2014, and $— in 2013	(137)	264	(77)

Other comprehensive (loss) income	(530)	(1,589)	570

Comprehensive income	$4,614	$185	$4,698

The accompanying notes are an integral part of these consolidated financial statements.

2015 Form 10-K | 57

AbbVie Inc. and Subsidiaries
Consolidated Balance Sheets

as of December 31 (in millions, except share data)	2015	2014

Assets
Current assets
Cash and equivalents	$8,399	$8,348
Short-term investments	8	26
Accounts and other receivables, net	4,730	3,735
Inventories, net	1,719	1,124
Deferred income taxes	—	896
Prepaid expenses and other	1,458	1,952

Total current assets	16,314	16,081

Investments	145	92
Property and equipment, net	2,565	2,485
Intangible assets, net of accumulated amortization	19,709	1,513
Goodwill	13,168	5,862
Other assets	1,149	1,480

Total assets	$53,050	$27,513

Liabilities and Equity
Current liabilities
Short-term borrowings	$406	$425
Current portion of long-term debt and lease obligations	2,025	4,014
Accounts payable and accrued liabilities	8,463	6,954

Total current liabilities	10,894	11,393

Long-term debt and lease obligations	29,240	10,538
Deferred income taxes	5,276	159
Other long-term liabilities	3,695	3,681
Commitments and contingencies	—	—
Stockholders' equity
Common stock, $0.01 par value, authorized 4,000,000,000 shares, issued 1,749,027,140 and 1,609,519,046 shares as of December 31, 2015 and 2014, respectively	17	16
Common stock held in treasury, at cost, 139,134,205 and 18,129,715 shares as of December 31, 2015 and 2014, respectively	(8,839)	(972)
Additional paid-in-capital	13,080	4,194
Retained earnings	2,248	535
Accumulated other comprehensive loss	(2,561)	(2,031)

Total stockholders' equity	3,945	1,742

Total liabilities and equity	$53,050	$27,513

The accompanying notes are an integral part of these consolidated financial statements.

58 | 2015 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Equity

years ended December 31 (in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Net parent company investment	Total

Balance at December 31, 2012	—	$—	$—	$—	$—	$(350)	$3,713	$3,363
Separation-related adjustments	—	—	—	(1,316)	—	(662)	707	(1,271)
Reclassification of parent company net investment in connection with separation	—	—	—	4,420	—	—	(4,420)	—
Issuance of common shares at separation	1,577	16	—	(16)	—	—	—	—
Net earnings	—	—	—	—	4,128	—	—	4,128
Other comprehensive income, net of tax	—	—	—	—	—	570	—	570
Dividends declared	—	—	—	—	(2,561)	—	—	(2,561)
Share repurchases	(4)	—	(223)	—	—	—	—	(223)
Stock-based compensation plans and other	14	—	(97)	583	—	—	—	486

Balance at December 31, 2013	1,587	16	(320)	3,671	1,567	(442)	—	4,492
Net earnings	—	—	—	—	1,774	—	—	1,774
Other comprehensive loss, net of tax	—	—	—	—	—	(1,589)	—	(1,589)
Dividends declared	—	—	—	—	(2,806)	—	—	(2,806)
Share repurchases	(9)	—	(550)	—	—	—	—	(550)
Stock-based compensation plans and other	13	—	(102)	523	—	—	—	421

Balance at December 31, 2014	1,591	16	(972)	4,194	535	(2,031)	—	1,742
Net earnings	—	—	—	—	5,144	—	—	5,144
Other comprehensive loss, net of tax	—	—	—	—	—	(530)	—	(530)
Dividends declared	—	—	—	—	(3,431)	—	—	(3,431)
Common shares issued to Pharrmacyclics Inc. stockholders	128	1	—	8,404	—	—	—	8,405
Share repurchases	(119)	—	(7,774)	—	—	—	—	(7,774)
Stock-based compensation plans and other	10	—	(93)	482	—	—	—	389

Balance at December 31, 2015	1,610	$17	$(8,839)	$13,080	$2,248	$(2,561)	$—	$3,945

The accompanying notes are an integral part of these consolidated financial statements.

2015 Form 10-K | 59

AbbVie Inc. and Subsidiaries
Consolidated Statements of Cash Flows

years ended December 31 (in millions) (brackets denote cash outflows)	2015	2014	2013

Cash flows from operating activities
Net earnings	$5,144	$1,774	$4,128
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	417	383	388
Amortization of intangible assets	419	403	509
Stock-based compensation	282	241	212
Upfront costs and milestones related to collaborations	280	1,102	338
Other, net	489	434	34
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	(1,076)	(172)	681
Inventories	(434)	(203)	(56)
Prepaid expenses and other assets	511	(220)	459
Accounts payable and other liabilities	1,503	(193)	(426)

Cash flows from operating activities	7,535	3,549 (a)	6,267
Cash flows from investing activities
Acquisition of Pharmacyclics, Inc., net of cash acquired	(11,488)	—	—
Other acquisitions and investments	(964)	(622)	(405)
Acquisitions of property and equipment	(532)	(612)	(491)
Purchases of investment securities	(851)	(1,169)	(930)
Sales and maturities of investment securities	880	1,477	2,705
Other	19	—	—

Cash flows from investing activities	(12,936)	(926)	879
Cash flows from financing activities
Net change in short-term borrowings	(19)	12	(601)
Proceeds from issuance of long-term debt	20,660	—	—
Repayments of long-term debt and capital leases	(4,018)	(17)	—
Debt issuance cost	(182)	(141)	—
Dividends paid	(3,294)	(2,661)	(2,555)
Purchases of treasury stock	(7,567)	(652)	(320)
Proceeds from the exercise of stock options	142	225	347
Net transactions with Abbott Laboratories, excluding non-cash items	—	—	(247)
Other, net	30	(59)	(66)

Cash flows from financing activities	5,752	(3,293)	(3,442)
Effect of exchange rate changes on cash and equivalents	(300)	(577)	(10)

Net increase (decrease) in cash and equivalents	51	(1,247)	3,694
Cash and equivalents, beginning of year	8,348	9,595	5,901

Cash and equivalents, end of year	$8,399	$8,348	$9,595

Other supplemental information
Interest paid, net of portion capitalized	$536	$419	$283
Income taxes paid	$1,108	$498	$1,305
Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with the acquisition of Pharmacyclics, Inc.	$8,405	$—	$—

(a)
Cash flows from operating activities included the impact of transaction and financing-related and other costs incurred in connection with the terminated proposed combination with Shire plc. Refer to Note 5 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

60 | 2015 Form 10-K

AbbVie Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 Background and Basis of Presentation

Background

        The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacture and sale of a broad line of pharmaceutical products. AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from AbbVie-owned distribution centers and public warehouses. Substantially all of AbbVie's net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to customers or through distributors, depending on the market served.

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

        During 2013, separation-related adjustments totaling $1.3 billion were recorded in stockholders' equity. Separation-related adjustments to additional paid-in capital principally reflected dividends to AbbVie shareholders that were declared from pre-separation earnings during the first quarter of 2013 and the transfer of certain pension plan liabilities and assets from Abbott to AbbVie upon the legal split of those plans in 2013. In addition, because AbbVie's historical financial statements prior to January 1, 2013 were derived from Abbott's records, separation-related adjustments also included an adjustment to accumulated other comprehensive loss to reflect the appropriate opening balances associated with currency translation adjustments related to AbbVie's legal entities at the separation date. Refer to Note 11 for further information regarding the separation of the pension plans.

        In connection with the separation, AbbVie and Abbott entered into transition services agreements covering certain corporate support and back office services that AbbVie historically received from Abbott. Such services included information technology, accounts payable, payroll, receivables collection, treasury and other financial functions, as well as order entry, warehousing, engineering support, quality assurance support and other administrative services. These agreements facilitated the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office functions across its organization. The transition services agreements had original terms of up to 24 months, with an option for a one-year extension. The majority of these transaction service agreements expired without extension at December 31, 2014. With certain limited exceptions, the remaining transition services agreements terminated on or prior to December 31, 2015.

        During the years ended December 31, 2015, 2014, and 2013, AbbVie incurred $270 million, $445 million, and $254 million, respectively, of separation-related expenses, which were principally classified in selling, general and administrative expenses (SG&A) in the consolidated statements of earnings. These charges principally related to information technology, legal and regulatory fees.

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

2015 Form 10-K | 61

As a result, the related assets and liabilities and results of operations have been reported in AbbVie's consolidated financial statements as of and for the years ended December 31, 2015, 2014, and 2013. Net revenues related to these operations for 2015, 2014, and 2013 totaled approximately $213 million, $282 million, and $738 million, respectively. With the exception of Venezuela, all of these operations have been transferred to AbbVie as of December 31, 2015.

Note 2 Summary of Significant Accounting Policies

Use of Estimates

        The financial statements have been prepared in accordance with U.S. GAAP and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for rebates, pension and post-employment benefits, income taxes, litigation, valuation of intangible assets and goodwill, financial instruments, and inventory and accounts receivable exposures.

Basis of Consolidation

        The consolidated financial statements as of and for the years ended December 31, 2015 and 2014 include the accounts of AbbVie and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, where AbbVie is determined to be the primary beneficiary. Investments in companies over which AbbVie has a significant influence but not a controlling interest are accounted for using the equity method with AbbVie's share of earnings or losses reported in other expense (income), net in the consolidated statements of earnings. All other investments are generally accounted for using the cost method. Intercompany balances and transactions are eliminated.

        Certain reclassifications have been made to conform the prior period consolidated financial statements to the current period presentation.

Revenue Recognition

        AbbVie recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability of the sales price is reasonably assured. Revenue from product sales is recognized when title and risk of loss have passed to the customer. Provisions for discounts, rebates and sales incentives to customers and returns and other adjustments are provided for in the period the related revenues are recorded. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accrual for that rebate include the identification of the products subject to the rebate, the applicable price terms, and the estimated lag time between sale and payment of the rebate, which can be significant. Sales incentives to customers are not material. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross revenues. Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer's normal requirements are recorded when the conditions noted above are met. In those situations, management records a returns reserve for such revenue, if necessary. Sales of product rights for marketable products are recorded as revenue upon disposition of the rights.

Research and Development Expenses

        Internal research and development (R&D) expenses are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development collaborations for pre-commercialization milestones, the milestone payment obligations are expensed when the milestone results are achieved.

62 | 2015 Form 10-K

Payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the remaining useful life of the related product.

Collaborations and Other Arrangements

        The company enters into collaborative agreements with third parties to develop and commercialize drug candidates. Collaborative activities may include joint research and development and commercialization of new products. AbbVie generally receives certain licensing rights under these arrangements. These collaborations often require upfront payments and may include additional milestone, research and development cost sharing, royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development and commercialization. Upfront payments associated with collaborative arrangements during the development stage are expensed to acquired in-process research and development (IPR&D) expenses in the consolidated statements of earnings. Subsequent payments made to the partner for the achievement of milestones during the development stage are expensed to R&D expenses in the consolidated statements of earnings when the milestone is achieved. Milestone payments made to the partner subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the estimated useful life of the related asset. Royalties are expensed to cost of products sold in the consolidated statements of earnings when incurred.

Advertising

        Costs associated with advertising are expensed as incurred and are included in SG&A expenses in the consolidated statements of earnings. Advertising expenses were $704 million, $665 million, and $626 million in 2015, 2014, and 2013, respectively.

Pension and Other Post-Employment Benefits

        AbbVie records annual expenses relating to its defined benefit pension and other post-employment plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, turnover rates and health care cost trend rates. AbbVie reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized to net periodic benefit cost over a five-year period.

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

2015 Form 10-K | 63

Investments

        Short-term investments consist primarily of time deposits and held-to-maturity debt securities. Investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in accumulated other comprehensive loss (AOCI) in AbbVie's consolidated balance sheets. Investments in equity securities that are not traded on public stock exchanges and held-to-maturity debt securities are recorded at cost.

        AbbVie reviews the carrying value of investments each quarter to determine whether an other than temporary decline in fair value exists. AbbVie considers factors affecting the investee, factors affecting the industry the investee operates in and general equity market trends. The company considers the length of time an investment's fair value has been below cost and the near-term prospects for recovery. When AbbVie determines that an other than temporary decline has occurred, a cost basis investment is written down with a charge to other expense (income), net in the consolidated statements of earnings and an available-for-sale investment's unrealized loss is reclassified from AOCI to other expense (income), net in the consolidated statements of earnings.

Accounts Receivable

        Accounts receivable are stated at their net realizable value. The allowance against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Accounts receivable are written off after all reasonable means to collect the full amount (including litigation, where appropriate) have been exhausted. The allowance was $78 million and $74 million at December 31, 2015 and 2014, respectively.

Inventories

        Inventories are valued at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Inventories, net, consist of the following:

as of December 31 (in millions)	2015	2014

Finished goods	$469	$341
Work-in-process	1,081	629
Raw materials	169	154

Inventories, net	$1,719	$1,124

        Inventories, net as of December 31, 2015 included $356 million acquired through the acquisition of Pharmacyclics, Inc. (Pharmacyclics) on May 26, 2015. Refer to Note 5 for additional information.

Property and Equipment

as of December 31 (in millions)	2015	2014

Land	$46	$48
Buildings	1,284	1,228
Equipment	5,656	5,324
Construction in progress	348	505

Property and equipment, gross	7,334	7,105
Less accumulated depreciation	(4,769)	(4,620)

Property and equipment, net	$2,565	$2,485

64 | 2015 Form 10-K

        Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful life for buildings ranges from 10 to 50 years and five to 20 years for equipment. Leasehold improvements are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. Depreciation expense was $417 million, $383 million, and $388 million in 2015, 2014, and 2013, respectively. Equipment includes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use and is amortized over three to 10 years. Assets under capital leases included in property and equipment in the consolidated balance sheets are not material.

Litigation and Contingencies

        Loss contingency provisions are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. When a best estimate cannot be made, the minimum loss contingency amount in a probable range is recorded. Legal fees are expensed as incurred.

        AbbVie accrues for product liability claims, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The liabilities are evaluated quarterly and adjusted if necessary as additional information becomes available. Receivables for insurance recoveries, if any, for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized.

Business Combinations

        Results of operations of acquired companies are included in AbbVie's results of operations beginning on the respective acquisition dates. Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the fair value consideration transferred over the estimated fair values of the net assets acquired is recognized as goodwill. Contingent consideration is recognized at the estimated fair value on the acquisition date, which is determined by utilizing a probability weighted discounted cash flow model. Subsequent changes to the fair value of contingent payments are recognized in other expense (income), net in the consolidated statements of earnings. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

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

2015 Form 10-K | 65

intangible assets, which consist of capitalized IPR&D, would occur if the fair value of the IPR&D intangible asset is less than the carrying amount.

        The company tests its goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the company concludes it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative impairment test is performed. AbbVie tests indefinite-lived intangible assets using a quantitative impairment test. For its quantitative impairment test, the company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are consistent with the company's business plans and a market participant's views of a company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets, and potentially result in different impacts to the company's results of operations. Actual results may differ from the company's estimates.

        Based upon the company's most recent annual impairment test performed in the third quarter of 2015, the company concluded goodwill was not impaired. In 2015 and 2013, no intangible impairment charges were recorded. In 2014, AbbVie recorded an impairment charge of $37 million related to certain on-market product rights in Japan due to increased generic competition. The charge was included in cost of products sold in the consolidated statements of earnings.

Acquired In-Process Research and Development

        The initial costs of rights to IPR&D projects acquired in an asset acquisition are expensed as IPR&D in the consolidated statements of earnings unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development collaboration agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical products. The fair value of IPR&D projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a definite-lived intangible asset, or discontinuation, at which point the intangible asset will be written off. Development costs incurred after the acquisition are expensed as incurred. Indefinite- and definite-lived assets are subject to impairment reviews as discussed previously.

Foreign Currency Translation

        Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using period end exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in other comprehensive (loss) income (OCI) in the consolidated statements of comprehensive income. The net assets of subsidiaries in highly inflationary economies are remeasured as if the functional currency were the reporting currency. The remeasurement is recognized in net foreign exchange loss in the consolidated statements of earnings and is immaterial for all years presented.

Derivatives

        All derivative instruments are recognized as either assets or liabilities at fair value in AbbVie's consolidated balance sheets and are classified as current or long-term based on the scheduled maturity of the instrument. The accounting for changes in the fair value of a derivative instrument depends on whether it has been formally designated and qualifies as part of a hedging relationship under the applicable accounting standards and, further, on the type of hedging relationship.

66 | 2015 Form 10-K

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

        The derivatives that are not designated and do not qualify as hedges are adjusted to fair value through current earnings. If it is determined that a derivative is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. Gains or losses are immediately reclassified from AOCI to earnings relating to hedged forecasted transactions that are no longer probable of occurring. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the income or loss recognition of the underlying hedged items. Terminations of fair value hedges result in fair value adjustments to the hedged items until the date of termination with the new bases being accreted to par value on the date of maturity.

        Derivatives, including those that are not designated as a hedge, are principally classified in the operating section of the consolidated statements of cash flows, consistent with the underlying hedged item.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The amendments in this standard supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) modified retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU No. 2015-4, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities. Accordingly, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. AbbVie is currently assessing the timing of its adoption and the impact of adopting this guidance on its consolidated financial statements and the implementation approach to be used.

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted on a retrospective basis. AbbVie elected to early adopt this new standard, effective in the three months ended June 30, 2015. As a result, AbbVie reclassified approximately $7 million and $27 million of net deferred financing costs as of December 31, 2014 that were previously classified as prepaid expenses and other current assets and other long-term assets, respectively, to long-term debt and lease obligations (current and non-current). Total debt issuance costs classified as a reduction of long-term debt and lease obligations (current and non-current) were $117 million as of December 31, 2015.

2015 Form 10-K | 67

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. AbbVie elected to early adopt the standard, effective in the year ended December 31, 2015. The impact of this adoption was not material.

        In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Entities are currently required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments, which require non-current presentation only (by jurisdiction), are effective for financial statements issued for annual periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance is to be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. AbbVie elected to early adopt this standard on a prospective basis, effective as of December 31, 2015 in order to simplify the presentation of deferred tax assets and liabilities. Prior periods were not retrospectively adjusted.

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard is effective for fiscal years starting after December 15, 2017, including interim periods within those fiscal years. The standard does not permit early adoption with the exception of certain targeted provisions. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

Note 3 Supplemental Financial Information

Interest Expense, Net

years ended December 31 (in millions)	2015	2014	2013

Interest expense	$719	$429	$299
Interest income	(33)	(38)	(21)

Interest expense, net	$686	$391	$278

        Interest expense, net in 2015 included $86 million of bridge financing-related costs incurred in connection with the acquisition of Pharmacyclics. Refer to Note 5 for additional information. Interest expense, net in 2014 included $141 million of financing related fees incurred in connection with the terminated proposed combination with Shire plc, a company incorporated in Jersey (Shire).

Other Expense (Income), Net

        Other expense (income), net, includes income or expense from the resolution of certain contractual agreements, impairments of equity securities, and gains and losses on the sale of equity securities. Other

68 | 2015 Form 10-K

expense, net in 2015 primarily consisted of impairments of certain equity securities. Other income, net in 2014 primarily consisted of income of $34 million from the resolution of a contractual agreement.

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2015	2014

Sales rebates	$2,355	$1,384
Accounts payable	1,597	1,401
Dividends payable	924	791
Salaries, wages and commissions	632	623
Royalty and license arrangements	411	821
Other	2,544	1,934

Accounts payable and accrued liabilities	$8,463	$6,954

Other Long-Term Liabilities

as of December 31 (in millions)	2015	2014

Pension and other post-employment benefits	$1,949	$2,220
Liabilities for unrecognized tax benefits	902	471
Other	844	990

Other long-term liabilities	$3,695	$3,681

Note 4 Earnings Per Share

        AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. In addition, participating securities may include certain performance-based awards that may otherwise be excluded from the calculation of EPS under the treasury-stock method. AbbVie's forfeitable restricted stock units (RSUs) and restricted stock awards (RSAs), including most performance-based awards, participate in dividends on the same basis as common shares and such dividends are nonforfeitable to the holder once declared. As a result, these forfeitable RSUs and RSAs meet the definition of a participating security.

        For all periods presented, the two-class method was more dilutive. As such, the dilutive effect of unvested RSUs and RSAs of approximately 4 million, 4 million, and 5 million shares for 2015, 2014 and 2013, respectively, were excluded from the denominator for the calculation of diluted EPS. These awards otherwise would have been included in the calculation of EPS under the treasury stock method. Additionally, all earnings (distributed and undistributed) allocable to participating securities, including performance-based awards not otherwise included in the calculation of EPS under the treasury stock method, were excluded from the numerator for the calculation of basic and diluted earnings per share under the two-class method. Earnings allocable to participating securities for 2015, 2014, and 2013 were $26 million, $9 million, and $26 million, respectively.

        As further described in Note 12, AbbVie entered into and executed a $5.0 billion accelerated share repurchase agreement (ASR) with Morgan Stanley & Co. LLC (Morgan Stanley) on May 26, 2015, pursuant to which AbbVie paid $5.0 billion for an initial delivery of 68 million shares of AbbVie's common stock. The initial delivery of shares represented approximately 90 percent of the total shares expected to be delivered under the ASR. Morgan Stanley subsequently delivered an additional 5 million shares of AbbVie's common

2015 Form 10-K | 69

stock to AbbVie in final settlement of the ASR in August 2015. For purposes of calculating EPS, AbbVie reflected the ASR as a repurchase of AbbVie common stock.

        The number of common shares issuable under stock-based compensation plans that were excluded from the computation of earnings per common share because the effect would have been antidilutive were not material for all periods presented.

Note 5 Licensing, Acquisitions and Other Arrangements

Acquisition of Pharmacyclics

        On May 26, 2015, AbbVie acquired Pharmacyclics through a tender offer for approximately $20.8 billion, including cash consideration of $12.4 billion and equity consideration of $8.4 billion. Pharmacyclics is a biopharmaceutical company that develops and commercializes novel therapies for people impacted by cancer. Pharmacyclics markets IMBRUVICA® (ibrutinib), a Bruton's tyrosine kinase (BTK) inhibitor, targeting B-cell malignancies. Each outstanding Pharmacyclics share was exchanged for (i) $152.25 in cash and $109.00 in fair market value of AbbVie common stock, (ii) $261.25 in cash, or (iii) $261.25 in fair market value of AbbVie common stock, at the election of each holder, subject to the election and proration of the consideration at 58 percent cash and 42 percent AbbVie common stock.

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

        The acquisition of Pharmacyclics was accounted for as a business combination using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed in the acquisition has not yet been finalized as of December 31, 2015. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. The completion of the valuation will occur no later than one year from the acquisition date and may result in significant changes to the recognized assets and liabilities.

70 | 2015 Form 10-K

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

        The fair market value step-up adjustment to inventories of $445 million is being amortized to cost of products sold when the inventory is sold to customers, which is expected to be a period of approximately 18 months from the acquisition date.

        Intangible assets relate to the IMBRUVICA developed product rights, IPR&D in the United States related to additional indications for IMBRUVICA, and the contractual rights to IMBRUVICA profits and losses outside the United States as a result of the collaboration agreement with Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson. Refer to Note 6 for additional information regarding the collaboration with Janssen. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of 12 years using the estimated pattern of economic benefit. The estimated fair value of the IPR&D and identifiable intangible assets was determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs, and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset's life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream, as well as other factors.

        Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recognized from the acquisition of Pharmacyclics includes expected synergies, including the ability to leverage the respective strengths of each business, expanding the combined company's product portfolio, acceleration of clinical and commercial presence in oncology and establishment of a strong leadership position in hematological oncology. The goodwill is not deductible for tax purposes.

2015 Form 10-K | 71

        From the acquisition date through December 31, 2015, AbbVie's consolidated statement of earnings for 2015 included net revenues of $774 million and a pre-tax operating loss of $519 million associated with the acquisition. The operating loss included $346 million of acquisition-related compensation expense, $261 million of inventory step-up and intangible asset amortization, and $100 million of transaction and integration costs. Of these costs, $294 million was recorded within SG&A expenses, $152 million within R&D expenses, and $261 million within cost of products sold in the consolidated statement of earnings for 2015.

Pro Forma Financial Information

        The following table presents the unaudited pro forma combined results of operations of AbbVie and Pharmacyclics for 2015 and 2014 as if the acquisition of Pharmacyclics had occurred on January 1, 2014:

years ended December 31 (in millions, except per share data)	2015	2014

Net revenues	$23,215	$20,690
Net earnings	$5,345	$812
Basic earnings per share	$3.18	$0.47
Diluted earnings per share	$3.16	$0.47

        The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Pharmacyclics. In order to reflect the occurrence of the acquisition on January 1, 2014 as required, the unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with acquisition-date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of acquisition, integration and financing-related costs incurred during the year ended December 31, 2015 to the year ended December 31, 2014. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2014. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

Other Licensing & Acquisitions Activity

        Excluding the acquisition of Pharmacyclics, cash outflows related to other acquisitions and investments totaled $964 million, $622 million, and $405 million in 2015, 2014, and 2013, respectively. AbbVie recorded IPR&D charges of $150 million, $352 million, and $338 million in 2015, 2014, and 2013, respectively. In 2014, AbbVie also recorded other operating expenses of $750 million related to the collaboration with Calico Life Sciences LLC (Calico). Significant arrangements impacting 2015, 2014, and 2013, some of which require contingent milestone payments, are summarized below.

        In addition to the significant arrangements described below, AbbVie entered into several other arrangements resulting in charges to IPR&D of $50 million in 2015, $77 million in 2014, and $48 million in 2013. In connection with the other individually insignificant arrangements entered into in 2015, AbbVie could make additional payments of up to $1.2 billion upon the achievement of certain development, regulatory and commercial milestones.

C2N Diagnostics

        In March 2015, AbbVie entered into an exclusive worldwide license agreement with C2N Diagnostics (C2N) to develop and commercialize anti-tau antibodies for the treatment of Alzheimer's disease and other neurological disorders. As part of the agreement, AbbVie made an initial upfront payment of $100 million,

72 | 2015 Form 10-K

which was expensed to IPR&D in 2015. Upon the achievement of certain development, regulatory, and commercial milestones, AbbVie could make additional payments of up to $685 million, as well as royalties on net sales.

Calico Life Sciences LLC

        In September 2014, AbbVie and Calico entered into a novel R&D collaboration agreement to discover, develop and commercialize new therapies for patients with age-related diseases, including neurodegeneration and cancer. In 2014, AbbVie recorded $750 million in other operating expense in the consolidated statement of earnings related to its commitments under the agreement of which $250 million was paid in 2014 and $500 million was paid in early 2015. Calico is responsible for research and early development during the first five years and will continue to advance collaboration projects through Phase 2a for a ten year period. AbbVie will have the option to exclusively license collaboration compounds after completion of Phase 2a. AbbVie will support Calico in its early R&D efforts and, upon option exercise, would be responsible for all late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both companies post option exercise.

Infinity Pharmaceuticals, Inc.

        In September 2014, AbbVie entered into a global collaboration agreement with Infinity Pharmaceuticals, Inc. (Infinity) to develop and commercialize duvelisib (IPI-145) for the treatment of patients with cancer. As part of the agreement, AbbVie made an initial upfront payment of $275 million, which was expensed to IPR&D in the third quarter of 2014. In 2015, AbbVie made an additional payment of $130 million, which was recorded in R&D expense in the consolidated statement of earnings, due to the achievement of a development milestone under the collaboration agreement. Upon the achievement of certain development, regulatory and commercial milestones, AbbVie could make additional payments of up to $400 million. In the United States, the companies will jointly commercialize duvelisib and will share equally in any potential profits. Outside the United States, AbbVie will be responsible for the commercialization of duvelisib, and Infinity is eligible to receive tiered double-digit royalties on net product sales.

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

Alvine Pharmaceuticals, Inc.

        In May 2013, AbbVie entered into a global collaboration with Alvine Pharmaceuticals, Inc. to develop ALV003, a novel oral treatment for patients with celiac disease. As part of the agreement, AbbVie made an initial upfront payment of $70 million, which was expensed to IPR&D in the second quarter of 2013. As of December 31, 2015, AbbVie will not make any additional payments pursuant to this arrangement.

2015 Form 10-K | 73

Other Activity

United Therapeutics Corporation

        In August 2015, AbbVie entered into an agreement to purchase a rare pediatric disease priority review voucher (PRV) from United Therapeutics Corporation. The PRV entitles AbbVie to receive an FDA priority review of a single New Drug Application or Biologics License Application, which reduces the target review time and could lead to an expedited approval. In exchange for the PRV, AbbVie made a payment of $350 million, which was recorded in R&D expenses in the consolidated statement of earnings and as an operating cash outflow in the consolidated statement of cash flows for 2015. AbbVie intends to use the PRV for an existing R&D project.

Termination of Proposed Combination with Shire

        On October 15, 2014, AbbVie's board of directors withdrew its previous recommendation to AbbVie stockholders in favor of a proposed combination with Shire, and recommended stockholders vote against the proposed combination. On October 20, 2014, AbbVie and Shire mutually agreed to terminate the proposed combination. In 2014, the company incurred transaction and financing-related costs totaling $1.8 billion, of which $1.7 billion was recorded in SG&A expenses and $141 million was recorded in interest expense, net in the consolidated statement of earnings. Included in SG&A expenses was a break fee of $1.6 billion, which was tax deductible, paid by AbbVie to Shire in October 2014 as a result of the termination of the proposed combination. In addition, the company recorded $666 million of net foreign exchange losses primarily due to undesignated forward contracts that were entered into to hedge anticipated foreign currency cash outflows associated with the terminated proposed combination with Shire and the exit of certain foreign currency positions. The forward contracts were settled in 2014. In the first quarter of 2015, AbbVie recorded additional foreign exchange losses of $170 million to reflect the completed liquidation of its remaining foreign currency positions. Refer to Note 10 for further information regarding these forward contracts entered into in anticipation of the proposed combination with Shire.

Note 6 Collaboration with Janssen Biotech, Inc.

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

        The collaboration includes a cost sharing arrangement for associated collaboration activities. Except in certain cases, in general, Janssen is responsible for approximately 60 percent of collaboration development costs and AbbVie is responsible for the remaining 40 percent of collaboration development costs. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of products. Janssen is responsible for and has exclusive rights to commercialize IMBRUVICA outside the United States. While both parties have co-exclusive rights to commercialize the products in the United States, AbbVie is the principal in the end customer product sales. Operating expenses for costs incurred under the collaboration are reported in their respective expense line items, net of any payments due or reimbursements due from Janssen. Revenues and profit share costs related to sales of IMBRUVICA in the United States are included in net revenues and cost of products sold, respectively. Amounts payable to AbbVie by Janssen for IMBRUVICA sales outside the United States are included in net revenues.

74 | 2015 Form 10-K

        Janssen's share of the pre-tax profits in the United States under the collaboration was $306 million for 2015 and was recorded within cost of products sold in the consolidated statement of earnings. For 2015, AbbVie's share of pre-tax profits outside the United States and cost sharing expenses under the collaboration were $95 million and $159 million, respectively.

        At December 31, 2015, AbbVie's receivable from Janssen was $45 million and AbbVie's payable to Janssen was $134 million, which were classified in accounts and other receivables, net and accounts payable and accrued liabilities, respectively, in AbbVie's consolidated balance sheet.

Note 7 Goodwill and Intangible Assets

Goodwill

        The following table summarizes the changes in the carrying amount of AbbVie's goodwill:

(in millions)

Balance as of December 31, 2013	$6,277
Additions	—
Foreign currency translation and other adjustments	(415)

Balance as of December 31, 2014	5,862
Additions	7,610
Foreign currency translation and other adjustments	(304)

Balance as of December 31, 2015	$13,168

        Goodwill additions in 2015 related to the acquisition of Pharmacyclics. Refer to Note 5 for additional information regarding this acquisition. The latest impairment assessment of goodwill was completed in the third quarter of 2015. As of December 31, 2015, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Intangible Assets, Net

        The following table summarizes AbbVie's intangible assets:

	2015			2014
as of December 31 (in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Definite-lived intangible assets
Developed product rights	$9,103	$(3,944)	$5,159	$4,546	$(3,706)	$840
License agreements	8,000	(1,023)	6,977	1,097	(869)	228

Total definite-lived intangible assets	17,103	(4,967)	12,136	5,643	(4,575)	1,068
Indefinite-lived research and development	7,573	—	7,573	445	—	445

Total intangible assets, net	$24,676	$(4,967)	$19,709	$6,088	$(4,575)	$1,513

        Intangible assets with finite useful lives are amortized over their estimated useful lives, which range between 3 to 16 years with an average of 12 years and 11 years for developed product rights and license agreements, respectively. Additions in 2015 were primarily due to the acquisition of Pharmacyclics and those amounts will be amortized using the estimated pattern of economic benefit. Refer to Note 5 for additional information regarding this acquisition. Additions in 2014 are primarily related to the acquisition of $80 million of amortizable intangible assets under license agreements for on-market product rights in the United States with an average amortization period of 10 years.

2015 Form 10-K | 75

        Amortization expense for 2015, 2014, and 2013 was $419 million, $403 million, and $509 million, respectively, and is included in cost of products sold in the consolidated statements of earnings. The anticipated annual amortization expense for definite lived intangible assets recorded as of December 31, 2015 is $655 million in 2016, $740 million in 2017, $894 million in 2018, $1.0 billion in 2019 and $1.1 billion in 2020. In the third quarter of 2014, an impairment charge of $37 million was recorded related to certain on-market product rights in Japan due to increased generic competition. The charge was based on a discounted cash flow analysis and was included in cost of products sold in the consolidated statement of earnings.

        The indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The indefinite-lived intangible assets as of December 31, 2014 relate to IPR&D acquired in a business combination. The increase in 2015 was primarily due to the acquisition of Pharmacyclics. The latest impairment assessment of intangible assets not subject to amortization was completed in the third quarter of 2015. No impairment charges were recorded in 2015. Impairment charges recorded in 2014 related to indefinite-lived intangible assets were not material. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Note 8 Restructuring Plans

        AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure, and administrative costs and to respond to changes in its business environment, for example, in conjunction with the loss and expected loss of exclusivity of certain products. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. In 2015, 2014 and 2013, no such plans were individually material. Restructuring charges recorded in 2015, 2014 and 2013 were $138 million, $23 million, $83 million, respectively, and were primarily related to employee severance and contractual obligations. These charges were recorded in cost of products sold, R&D expenses, and SG&A expenses in the consolidated statements of earnings based on classification of the affected employees or operations.

        The following summarizes the cash activity in the restructuring reserve for 2015, 2014 and 2013:

(in millions)

Accrued balance at December 31, 2012	$233
2013 restructuring charges	76
Payments and other adjustments	(118)

Accrued balance at December 31, 2013	191
2014 restructuring charges	16
Payments and other adjustments	(85)

Accrued balance at December 31, 2014	122
2015 restructuring charges	126
Payments and other adjustments	(100)

Accrued balance at December 31, 2015	$148

        Payments and other adjustments for 2013 included a $23 million reversal of a previously recorded restructuring reserve due to the company's re-evaluation of a prior year decision to exit a manufacturing facility.

76 | 2015 Form 10-K

Note 9 Debt, Credit Facilities, and Commitments and Contingencies

        The following is a summary of AbbVie's long-term debt:

as of December 31 (in millions)	Effective interest rate in 2015(a)	2015	Effective interest rate in 2014(a)	2014

Senior notes issued in 2012:
Floating rate notes due 2015	1.13%	$—	1.09%	$500
1.2% notes due 2015	1.29%	—	1.31%	3,500
1.75% notes due 2017	1.86%	4,000	1.86%	4,000
2.0% notes due 2018	2.15%	1,000	2.15%	1,000
2.9% notes due 2022	2.97%	3,100	2.97%	3,100
4.4% notes due 2042	4.46%	2,600	4.46%	2,600
Senior notes issued in 2015:
1.8% notes due 2018	1.92%	3,000	—	—
2.5% notes due 2020	2.65%	3,750	—	—
3.2% notes due 2022	3.28%	1,000	—	—
3.6% notes due 2025	3.66%	3,750	—	—
4.5% notes due 2035	4.58%	2,500	—	—
4.7% notes due 2045	4.73%	2,700	—	—
Term loan facilities:
Floating rate notes due 2016	1.23%	2,000	—	—
Floating rate notes due 2018	1.38%	2,000	—	—
Other	—	139	—	115
Fair value hedges	—	(72)	—	(180)
Unamortized bond discounts	—	(85)	—	(49)
Unamortized deferred financing costs	—	(117)	—	(34)

Total long-term debt and lease obligations		31,265		14,552
Current portion		2,025		4,014

Noncurrent portion		$29,240		$10,538

(a)
Excludes the effect of any related interest rate swaps.

        On September 25, 2015, AbbVie entered into a $2 billion three-year term loan credit agreement and a $2 billion 364-day term loan credit agreement (collectively, the term loan facilities). In November 2015, AbbVie drew on these term loan facilities and used the proceeds to refinance its $4 billion of senior notes that matured in November 2015. The borrowings under the term loan facilities bear interest at variable rates which will adjust based on AbbVie's public debt ratings. The term loan facilities may be prepaid without penalty upon prior notice and contain customary covenants, all of which the company was in compliance with as of December 31, 2015.

        In May 2015, the company issued $16.7 billion aggregate principal amount of unsecured senior notes. The senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium and, except for the 1.8% notes due 2018, AbbVie may redeem the senior notes at par between one and six months prior to maturity. Debt issuance costs incurred in connection with the offering totaled $93 million and are being amortized over the respective terms of the senior notes to interest expense, net in the consolidated statements of earnings. The senior notes contain customary covenants, all of which the company was in compliance with as of December 31, 2015.

2015 Form 10-K | 77

        Approximately $11.5 billion of the net proceeds from the issuance of the senior notes were used to finance the acquisition of Pharmacyclics and approximately $5.0 billion of the net proceeds were used to finance the ASR with Morgan Stanley. Refer to Notes 5 and 12 for additional information related to the acquisition of Pharmacyclics and the ASR, respectively.

        In March 2015, AbbVie entered into an $18 billion, 364-Day Bridge Term Loan Credit Agreement (the bridge loan) in support of the then planned acquisition of Pharmacyclics. No amounts were drawn under the bridge loan, which was terminated as a result of the company's May 2015 issuance of the senior notes. Interest expense, net in 2015 include $86 million of costs related to the bridge loan.

        AbbVie has outstanding $10.7 billion aggregate principal amount of unsecured senior notes which were issued in 2012. AbbVie may redeem all of the senior notes of each series, at any time, and some of the senior notes of each series, from time to time, at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium. At December 31, 2015, the company was in compliance with its senior note covenants.

Short-Term Borrowings

        At December 31, 2015 and 2014, short-term borrowings included $400 million and $416 million, respectively, of commercial paper borrowings. The weighted-average interest rate on short-term borrowings was 0.3 percent and 0.2 percent for 2015 and 2014, respectively.

        In October 2014, AbbVie entered into a $3.0 billion five-year revolving credit facility, which matures in October 2019 and replaced a $2.0 billion five-year revolving credit facility. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2015, the company was in compliance with all its credit facility covenants. Commitment fees under AbbVie's revolving credit facilities were not material in 2015, 2014 and 2013. No amounts were outstanding under the credit facility as of December 31, 2015 and December 31, 2014.

Maturities of Long-Term Debt and Capital Lease Obligations

        The following table summarizes AbbVie's future minimum lease payments under non-cancelable operating leases and debt maturities and future minimum lease payments for capital lease obligations as of December 31, 2015:

as of and for the years ended December 31 (in millions)	Operating leases	Debt maturities and capital leases

2016	$119	$2,025
2017	111	4,024
2018	97	6,025
2019	86	18
2020	78	3,760
Thereafter	519	15,687

Total obligations and commitments	1,010	31,539
Fair value hedges and unamortized bond discounts and deferred financing costs	—	(274)

Total debt and lease obligations	$1,010	$31,265

        Lease expense was $146 million in 2015, $115 million in 2014, and $107 million in 2013. AbbVie's operating leases generally include renewal options and provide for the company to pay taxes, maintenance, insurance and other operating costs of the leased property. As of December 31, 2015, annual future minimum lease payments for capital lease obligations are not material.

78 | 2015 Form 10-K

        Debt maturities and capital leases in 2016 include the $2.0 billion floating rate notes due in 2016 drawn under the 364-day term loan credit agreement.

Contingencies and Guarantees

        In connection with the separation, AbbVie has indemnified Abbott for all liabilities resulting from the operation of AbbVie's business other than income tax liabilities with respect to periods prior to the distribution date and other liabilities as agreed to by AbbVie and Abbott. AbbVie has no material exposures to off-balance sheet arrangements, no special-purpose entities and no activities that included non-exchange-traded contracts accounted for at fair value. In the ordinary course of business, AbbVie has periodically entered into third-party agreements, such as the assignment of product rights, which have resulted in AbbVie becoming secondarily liable for obligations for which AbbVie had previously been primarily liable. Based upon past experience, the likelihood of payments under these agreements is remote. AbbVie periodically acquires a business or product rights in which AbbVie agrees to pay contingent consideration based on attaining certain thresholds or based on the occurrence of certain future events.

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

Financial Instruments

        Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.5 billion and $1.4 billion at December 31, 2015 and December 31, 2014, respectively, are designated as cash flow hedges and are recorded at fair value. Resulting gains or losses are reflected in OCI. Accumulated gains and losses as of December 31, 2015 will be reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding twelve months.

        The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2015 and December 31, 2014, AbbVie held notional amounts of $6.8 billion and $6.8 billion, respectively, of such undesignated foreign currency forward exchange contracts.

        In 2014, the company entered into undesignated forward exchange contracts with a total notional amount of $16.9 billion to hedge anticipated foreign currency cash outflows associated with the terminated proposed combination with Shire. A large portion of these contracts were originally due to mature in the

2015 Form 10-K | 79

first quarter of 2015 but were net settled in the fourth quarter of 2014. In 2014, the company realized $490 million in net foreign exchange losses associated with the Shire-related forward exchange contracts.

        AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, totaling $11.0 billion and $8.0 billion at December 31, 2015 and December 31, 2014, respectively. The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount.

        The following table summarizes the amounts and location of AbbVie's derivative instruments in the consolidated balance sheets:

	Fair value—Derivatives in asset position			Fair value—Derivatives in liability position
as of December 31 (in millions)	2015	2014	Balance sheet caption	2015	2014	Balance sheet caption

Foreign currency forward exchange contracts—
Hedging instruments	$33	$141	Prepaid expenses and other	$—	$—	Accounts payable and accrued liabilities
Others not designated as hedges	28	70	Prepaid expenses and other	21	63	Accounts payable and accrued liabilities
Interest rate swaps designated as fair value hedges	9	—	Prepaid expenses and other	81	180	Other long-term liabilities

Total derivatives	$70	$211		$102	$243

        While certain derivatives are subject to netting arrangements with the company's counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheets.

        The unrealized gains/(losses) for the effective portions of the derivative instruments designated as cash flow hedges recognized in OCI were $122 million, $193 million and ($77) million for 2015, 2014, and 2013, respectively. The amount of hedge ineffectiveness was not significant for any of the years presented.

        The following table summarizes the pre-tax amounts and location in the consolidated statements of earnings of net gains/(losses) recognized in the consolidated statements of earnings for derivative instruments, including the effective portions of the net gains/(losses) reclassified out of AOCI into net earnings for 2015, 2014, and 2013, respectively. See Note 12 for the amount of net gains/(losses) reclassified out of AOCI.

years ended December 31 (in millions)	2015	2014	2013	Statement of earnings caption

Foreign currency forward exchange contracts—
Designated as cash flow hedges	$265	$(79)	$—	Cost of products sold
Not designated as hedges	(155)	(523)	81	Net foreign exchange loss
Interest rate swaps designated as fair value hedges	108	252	(351)	Interest expense, net

Total	$218	$(350)	$(270)

        The gain/(loss) related to fair value hedges is recognized in interest expense, net in the consolidated statements of earnings and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to interest expense, net for all periods presented.

80 | 2015 Form 10-K

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

        The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2015:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)

Assets
Cash and equivalents	$8,399	$798	$7,601	$—
Time deposits	8	—	8	—
Equity securities	111	111	—	—
Interest rate hedges	9	—	9	—
Foreign currency contracts	61	—	61	—

Total assets	$8,588	$909	$7,679	$—

Liabilities
Interest rate hedges	$81	$—	$81	$—
Foreign currency contracts	21	—	21	—

Total liabilities	$102	$—	$102	$—

2015 Form 10-K | 81

        The following table summarizes the bases used to measure certain assets and liabilities that are carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2014:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)

Assets
Cash and equivalents	$8,348	$1,214	$7,134	$—
Time deposits	9	—	9	—
Equity securities	13	13	—	—
Foreign currency contracts	211	—	211	—

Total assets	$8,581	$1,227	$7,354	$—

Liabilities
Interest rate hedges	$180	$—	$180	$—
Foreign currency contracts	63	—	63	—

Total liabilities	$243	$—	$243	$—

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

        Cumulative net unrealized holding gains on available-for-sale equity securities totaled $47 million and $3 million at December 31, 2015 and December 31, 2014, respectively.

        There have been no transfers of assets or liabilities between the fair value measurement levels.

        In addition to the financial instruments that the company is required to recognize at fair value on the consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. The carrying values and fair values of certain financial instruments are summarized in the table below:

	Book values		Approximate fair values
as of December 31 (in millions)	2015	2014	2015	2014

Assets
Investments	$34	$95	$37	$145
Liabilities
Short-term borrowings	$406	$425	$406	$425
Current portion of long-term debt and lease obligations	$2,025	$4,014	$2,016	$4,026
Long-term debt and lease obligations, excluding fair value hedges	$29,312	$10,718	$29,143	$10,803

82 | 2015 Form 10-K

        The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2015:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)

Assets
Investments	$37	$—	$—	$37

Total assets	$37	$—	$—	$37

Liabilities
Short-term borrowings	$406	$—	$406	$—
Current portion of long-term debt and lease obligations	2,016	—	2,016	—
Long-term debt and lease obligations, excluding fair value hedges	29,143	27,061	2,082	—

Total liabilities	$31,565	$27,061	$4,504	$—

        The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2014:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)

Assets
Investments	$145	$68	$13	$64

Total assets	$145	$68	$13	$64

Liabilities
Short-term borrowings	$425	$—	$425	$—
Current portion of long-term debt and lease obligations	4,026	4,005	21	—
Long-term debt and lease obligations, excluding fair value hedges	10,803	10,710	93	—

Total liabilities	$15,254	$14,715	$539	$—

        Investments consist of cost method investments and held-to-maturity debt securities. To determine the fair values of other cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee, which represents a Level 3 basis of fair value measurement. The fair value of held-to-maturity debt securities was estimated based upon the quoted market prices for the same or similar debt instruments. The fair values of short-term and current borrowings approximate the carrying values due to the short maturities of these instruments.

        The fair values of long-term debt, excluding fair value hedges and the term loans, were determined by using the published market price for the debt instruments, without consideration of transaction costs, which represents a Level 1 basis of fair value measurement. The fair values of the term loans were determined based on a discounted cash flow analysis using quoted market rates, which represents a Level 2 basis of fair value measurement. The counterparties to financial instruments consist of select major international financial institutions.

2015 Form 10-K | 83

Concentrations of Risk

        The company invests excess cash in time deposits and money market funds and diversifies the concentration of cash among different financial institutions. The company monitors concentrations of credit risk associated with deposits with financial institutions. Credit exposure limits have been established to limit a concentration with any single issuer or institution.

        The functional currency of the company's Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. Currency restrictions enacted in Venezuela require approval from the Venezuelan government to exchange Venezuelan bolivars (VEF) for U.S. dollars and require such exchange to be made at the official exchange rate established by the government. In the first quarter of 2014, the Venezuelan government expanded the number of exchange mechanisms to three rates of exchange. As of December 31, 2015, these were the official rate of 6.3; the Supplementary System for the Administration of Foreign Currency (SICAD) rate of approximately 13.5; and the Foreign Exchange Marginal System (SIMADI) rate of approximately 200. In the consolidated financial statements as of and for the year ended December 31, 2015, the company used the official rate of 6.3 VEF per U.S. dollar, and reported $317 million of net monetary assets and $210 million of net revenues denominated in the Venezuelan bolivar.

        On February 17, 2016, the Venezuelan government announced that it plans to devalue the official rate of 6.3 to 10 VEF to U.S. dollars, and eliminate the SICAD rate of 13.5 VEF to U.S. dollars. The devaluation of the Venezuelan bolivar will result in a charge to AbbVie's results of operations in the first quarter of 2016. If AbbVie's net monetary assets denominated in the Venezuelan bolivar had been converted at a rate of 10 VEF to U.S. dollars at December 31, 2015, the company would have reported a devaluation loss of $117 million in 2015. If AbbVie's net monetary assets denominated in the Venezuelan bolivar had been converted at the SIMADI rate of 200 at December 31, 2015, the company would have reported a devaluation loss of $307 million in 2015.

        The company cannot predict whether there will be further devaluations of the Venezuelan currency or whether the use of the official rate will continue to be supported by evolving facts and circumstances, which could result in a significant charge to AbbVie's results of operations at that time.

        The company also continues to do business with foreign governments in certain oil-exporting countries, including Venezuela and Saudi Arabia, which have experienced a deterioration in economic conditions. Due to the decline in the price of oil, liquidity issues in certain countries may result in delays in the collection of receivables.

        Three U.S. wholesalers accounted for 51 percent and 49 percent of total net accounts receivable as of December 31, 2015 and December 31, 2014, respectively, and substantially all of AbbVie's net revenues in the United States are to these three wholesalers. In addition, net governmental receivables outstanding in Greece, Portugal, Italy and Spain totaled $525 million at December 31, 2015 and $446 million at December 31, 2014.

        HUMIRA (adalimumab) is AbbVie's single largest product and accounted for approximately 61 percent, 63 percent, and 57 percent of AbbVie's total net revenues in 2015, 2014, and 2013, respectively.

Note 11 Post-Employment Benefits

        AbbVie sponsors various pension and other post-employment benefit plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. In addition, AbbVie provides medical benefits, primarily to eligible retirees in the United States and Puerto Rico, through other post-retirement benefit plans. Net obligations for these plans have been reflected in the consolidated balance sheets as of December 31, 2015 and 2014.

        AbbVie's principal domestic defined benefit plan is the AbbVie Pension Plan. AbbVie employees who were eligible to participate in the Abbott pension plan on December 31, 2012 automatically became eligible for the AbbVie Pension Plan. During the first quarter of 2013, the AbbVie Pension Plan assumed the obligations and related assets for AbbVie employees from Abbott. AbbVie made voluntary contributions of

84 | 2015 Form 10-K

$150 million, $370 million, and $145 million in 2015, 2014, and 2013 respectively, to this plan. AbbVie also made a voluntary contribution of $150 million to this plan subsequent to December 31, 2015.

        The benefit plan information in the table below pertains to the global AbbVie-sponsored defined benefit and other post-employment plans:

	Defined benefit plans		Other post-employment plans
as of and for the years ended December 31 (in millions)	2015	2014	2015	2014

Projected benefit obligations
Beginning of period	$5,681	$4,484	$538	$403
Service cost	227	173	25	22
Interest cost	219	217	23	22
Employee contributions	2	1	—	—
Plan amendments	—	1	—	(13)
Actuarial (gain) loss	(467)	1,108	(17)	111
Benefits paid	(158)	(163)	(11)	(8)
Other, primarily foreign currency translation adjustments	(117)	(140)	(1)	1

End of period	5,387	5,681	557	538

Fair value of plan assets
Beginning of period	4,173	3,666	—	—
Actual (loss) return on plan assets	(25)	282	—	—
Company contributions	217	430	11	8
Employee contributions	2	1	—	—
Benefits paid	(158)	(163)	(11)	(8)
Other, primarily foreign currency translation adjustments	(35)	(43)	—	—

End of period	4,174	4,173	—	—

Funded status end of period	$(1,213)	$(1,508)	$(557)	$(538)

Amounts recognized in the consolidated balance sheets
Other non-current assets	$214	$210	$—	$—
Accounts payable and accrued liabilities	(24)	(26)	(11)	(10)
Other long-term liabilities	(1,403)	(1,692)	(546)	(528)

Net obligation	$(1,213)	$(1,508)	$(557)	$(538)

Actuarial losses, net	$1,939	$2,216	$154	$181
Prior service cost	16	19	(45)	(53)

Accumulated other comprehensive loss at December 31	$1,955	$2,235	$109	$128

        The projected benefit obligations (PBO) in the table above included $1.5 billion and $1.4 billion at December 31, 2015 and 2014, respectively, related to international defined benefit plans, a number of which generally are not funded as permitted by local regulations. Benefit payments under those plans are funded from company assets. AbbVie considered the release of the new mortality tables and projection scales by the Society of Actuaries in 2014 and determined they were an improvement of the estimate of future mortality and opted to change to the new tables in determining the funded status as of December 31, 2014. In 2015, the Society of Actuaries released an improvement scale that adjusted the previously issued 2014 scale which AbbVie determined was appropriate to utilize in determining the funded status as of December 31, 2015.

        For plans reflected in the table above, the accumulated benefit obligations (ABO) were $4.8 billion and $5.0 billion at December 31, 2015 and 2014, respectively. For those plans reflected in the table above in which the ABO exceeded plan assets at December 31, 2015, the ABO, PBO and aggregate plan assets were $3.1 billion, $3.6 billion and $2.2 billion, respectively.

2015 Form 10-K | 85

Amounts Recognized in Accumulated Other Comprehensive Loss and Other Comprehensive (Loss) Income

        The defined benefit and other post-employment plans' actuarial (gains) or losses and prior service costs or (credits) not yet recognized in net periodic benefit cost are included in AOCI, net of tax, and will be amortized to net periodic benefit cost in future periods. The following table summarizes the pre-tax gains and losses included in other comprehensive (loss) income:

years ended December 31 (in millions)	2015	2014	2013

Defined benefit plans
Actuarial (gain) loss	$(117)	$1,127	$(715)
Prior service cost	—	1	15
Amortization of actuarial losses and prior service costs	(127)	(68)	(114)
Foreign exchange (gain) loss	(37)	(41)	2

Total pre-tax (gain) loss recognized in other comprehensive (income) loss	$(281)	$1,019	$(812)

Other post-employment plans
Actuarial (gain) loss	$(17)	$111	$(42)
Prior service cost	—	(13)	(53)
Amortization of actuarial losses and prior service costs	(2)	3	—

Total pre-tax (gain) loss recognized in other comprehensive (income) loss	$(19)	$101	$(95)

        The pre-tax amount of actuarial loss and prior service cost included in AOCI at December 31, 2015 that is expected to be recognized in net periodic benefit cost in 2016 is $87 million for defined benefit plans and $1 million for other post-employment plans.

Net Periodic Benefit Cost

years ended December 31 (in millions)	2015	2014	2013

Defined benefit plans
Service cost	$227	$173	$184
Interest cost	219	217	196
Expected return on plan assets	(325)	(302)	(259)
Amortization of actuarial losses and prior service costs	127	68	114

Net periodic benefit cost	$248	$156	$235

Other post-employment plans
Service cost	$25	$22	$23
Interest cost	23	22	19
Amortization of actuarial (gain) loss and prior service costs	2	(2)	(1)

Net periodic benefit cost	$50	$42	$41

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

as of December 31	2015	2014

Defined benefit plans
Discount rate	4.4%	3.9%
Rate of compensation increases	4.4%	4.4%
Other post-employment plans
Discount rate	4.9%	4.5%

        The assumptions used in calculating the December 31, 2015 measurement date benefit obligations will be used in the calculation of net periodic benefit cost in 2016.

86 | 2015 Form 10-K

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

years ended December 31	2015	2014	2013

Defined benefit plans
Discount rate	3.9%	4.9%	4.3%
Expected long-term rate of return on plan assets	7.8%	7.9%	8.2%
Expected rate of change in compensation	4.4%	5.0%	5.0%
Other post-employment plans
Discount rate	4.5%	5.3%	4.5%

        Effective December 31, 2015, AbbVie elected to change the method it uses to estimate the service and interest cost components of net periodic benefit costs for the AbbVie Pension Plan and its primary other post-employment benefit plan in the United States as well as certain international defined benefit plans and other post-employment benefit plans. Historically, AbbVie estimated these service and interest cost components of this expense utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In late 2015, AbbVie elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. AbbVie elected to make this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. AbbVie has accounted for this change prospectively as a change in accounting estimate that is inseparable from a change in accounting principle. Based on current economic conditions, this change is expected to reduce AbbVie's net periodic benefit cost by approximately $41 million in 2016. This change had no effect on the 2015 expense and will not affect the measurement of AbbVie's total benefit obligations as the change in service cost and interest cost will be completely offset in the actuarial (gain) loss reported.

        For 2015, for purposes of measuring post-retirement health care obligations as of the measurement date, the company assumed a 7.3 percent pre-65 (8.3 percent post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5 percent in 2064 and remain at that level thereafter. For purposes of measuring post-retirement health care costs, the company assumed a 7.5 percent pre-65 (7.3 percent post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5 percent for 2064 and remain at that level thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2015, a 1 percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage point
year ended December 31, 2015 (in millions) (brackets denote a reduction)	Increase	Decrease

Service cost and interest cost	$12	$(9)
Projected benefit obligation	$116	$(90)

2015 Form 10-K | 87

Defined Benefit Pension Plan Assets

		Basis of fair value measurement
as of December 31 (in millions)	2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Equities
U.S. large cap(a)	$1,041	$542	$499	$—
U.S. mid cap(b)	260	35	225	—
International(c)	688	100	588	—
Fixed income securities
U.S. government securities(d)	178	15	163	—
Corporate debt instruments(d)	440	124	297	19
Non-U.S. government securities(d)	182	33	149	—
Other(d)	156	122	34	—
Absolute return funds(e)	1,097	2	498	597
Real assets	39	8	7	24
Other(f)	93	93	—	—

Fair value of plan assets	$4,174	$1,074	$2,460	$640

		Basis of fair value measurement
as of December 31 (in millions)	2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Equities
U.S. large cap(a)	$1,314	$588	$726	$—
U.S. mid cap(b)	267	67	200	—
International(c)	608	137	471	—
Fixed income securities
U.S. government securities(d)	216	—	216	—
Corporate debt instruments(d)	326	101	225	—
Non-U.S. government securities(d)	425	201	224	—
Other(d)	37	29	8	—
Absolute return funds(e)	848	3	371	474
Real assets	53	7	46	—
Other(f)	79	79	—	—

Fair value of plan assets	$4,173	$1,212	$2,487	$474

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

(f)
Investments in cash and cash equivalents.
88 | 2015 Form 10-K

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

        The following table summarizes the change in the value of plan assets that are measured using significant unobservable inputs (Level 3):

as of and for the years ended December 31 (in millions)	2015	2014

Beginning of period	$474	$411
Actual return on plan assets on hand at end of period	5	21
Purchases, sales and settlements, net	161	42

End of period	$640	$474

        The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. Investment allocations are established for each plan and are generally made across a range of markets, industry sectors, capitalization sizes, and in the case of fixed income securities, maturities and credit quality. The target investment allocations for the AbbVie Pension Plan is 35 percent in equity securities, 20 percent in fixed income securities and 45 percent in asset allocation strategies and other holdings. There are no known significant concentrations of risk in the plan assets of the AbbVie Pension Plan or any other plans' assets.

        The plans' expected return on plan assets assumption, as shown above, is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

Expected Defined Benefit and Other Post-Employment Plan Payments

years ended December 31 (in millions)	Defined benefit plans	Other post-employment plans

2016	$168	$11
2017	$177	$14
2018	$188	$17
2019	$199	$20
2020	$212	$19
2021 to 2025	$1,295	$133

        The above table reflects total benefit payments expected to be paid to participants, which includes payments funded from company assets as well as paid from the plans.

Other

        AbbVie's principal defined contribution plan is the AbbVie Savings Plan. AbbVie recorded expense of $73 million in 2015, $67 million in 2014, and $62 million in 2013 related to this plan. AbbVie provides certain other post-employment benefits, primarily salary continuation arrangements, to qualifying employees and accrues for the related cost over the service lives of the employees.

2015 Form 10-K | 89

Note 12 Equity

Stock-Based Compensation

        Stock-based compensation expense was $282 million, $241 million, and $212 million in 2015, 2014, and 2013, respectively, and is principally classified in SG&A for all periods presented, with the remainder classified in R&D expenses and cost of products sold. The related tax benefit recognized in 2015, 2014, and 2013 was $89 million, $73 million, and $68 million, respectively.

        Compensation expense for stock-based awards is measured based on the fair value of the awards, as of the date the stock-based awards are granted and adjusted to the estimated number of awards that are expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Compensation cost for stock-based awards is amortized over their service period, which could be shorter than the vesting period if an employee is retirement eligible, with a charge to compensation expense. For stock-based awards granted to retirement-eligible employees, compensation expense is recognized immediately at the grant date because the employee is able to retain the award without continuing to provide service. Retirement eligible employees are generally those that are age 55 and have at least ten years of service.

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

        In 2015, 2014, and 2013, realized excess tax benefits associated with stock-based compensation and recorded in additional paid-in capital totaled $61 million, $56 million, and $38 million, respectively, and were presented in the consolidated statements of cash flows as an outflow in operating activities and an inflow in financing activities.

Stock Options

        The exercise price for options granted is at least equal to 100 percent of the fair value on the date of grant. Stock options typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period.

90 | 2015 Form 10-K

        The fair value of stock options is determined using the Black-Scholes model. The weighted-average grant-date fair values of stock options granted were $9.96, $9.83, and $6.87 in 2015, 2014, and 2013, respectively. Stock-based compensation expense attributable to options during each of the years presented was not material.

        The following table summarizes AbbVie stock option activity in 2015:

year ended December 31 (options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value

Outstanding at beginning of period	28,280	$28.53	3.3	$1,044
Granted	1,207	58.83
Exercised	(5,871)	26.31
Lapsed	(47)	27.50

Outstanding at end of period	23,569	$30.64	3.0	$674

Exercisable at end of period	21,091	$28.16	2.4	$656

        The aggregate intrinsic value in the table above represents the difference between the exercise price and the company's closing share price on the last day of trading in 2015. The total intrinsic value of options exercised in 2015, 2014 and 2013 was $216 million, $253 million, and $229 million respectively. The total fair value of options vested during 2015 was $10 million.

RSAs & RSUs

        RSAs and RSUs generally vest in one-third increments over three years. Upon vesting, the recipient receives one share of common stock for each vested award. AbbVie grants performance-based RSAs and RSUs to selected executives and other key employees with vesting primarily contingent upon AbbVie achieving a minimum return on equity. The fair value of RSAs and RSUs (including performance-based awards) is determined based on the number of shares granted and the quoted price of AbbVie's common stock on the date of grant. For purposes of determining compensation expense, AbbVie periodically evaluates whether the performance goals will be achieved. If such goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

        The following table summarizes AbbVie RSA and RSU activity (including performance-based awards) for both AbbVie and Abbott employees for 2015:

year ended December 31 (share units in thousands)	Share units	Weighted-average grant date fair value

Outstanding at beginning of period	12,815	$40.98
Granted	6,052	60.85
Vested	(5,702)	37.46
Lapsed	(675)	51.11

Outstanding at end of period	12,490	$51.66

        The fair market value of RSAs and RSUs vested in 2015, 2014 and 2013 was $335 million, $338 million and $285 million, respectively.

        As of December 31, 2015, $239 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

2015 Form 10-K | 91

Cash Dividends

        On February 13, May 15, August 14 and November 16, 2015, AbbVie paid quarterly cash dividends of $0.49, $0.51, $0.51 and $0.51 per share of common stock, respectively, which were declared by the board of directors on October 20, 2014 and February 19, June 18, and September 11, 2015 respectively. The dividends declared on October 20, 2014 and February 19, 2015, represented an increase of nearly 17 percent and approximately 4 percent, respectively, over the previous quarterly rates of $0.42 per share and $0.49 per share, respectively. On October 30, 2015, the company announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.51 per share to $0.57 per share beginning with the dividend payable on February 16, 2016 to stockholders of record as of January 15, 2016. This reflects an increase of approximately 12 percent over the previous quarterly rate.

        On February 14, May 15, August 15, and November 17, 2014, AbbVie paid quarterly cash dividends of $0.40, $0.42, $0.42 and $0.42 per share of common stock, respectively, which were declared by the board of directors on December 12, 2013 and February 20, June 19, and September 19, 2014, respectively.

Stock Repurchase Program

        On February 15, 2013, AbbVie's board of directors authorized a $1.5 billion stock repurchase program. On October 20, 2014, AbbVie's board of directors authorized a new $5.0 billion stock repurchase program, which was effective immediately and superseded the previous authorization. The current stock repurchase authorization permits purchases of AbbVie shares from time to time in open market or private transactions at management's discretion depending on the company's cash flows, net debt level and market conditions. The program has no time limit and can be discontinued at any time.

        In March 2015, the board of directors authorized a $5.0 billion increase to the existing stock repurchase program in anticipation of executing an accelerated share repurchase agreement in connection with the acquisition of Pharmacyclics. On May 26, 2015, AbbVie entered into and executed the $5.0 billion ASR with Morgan Stanley. Pursuant to the terms of ASR, Morgan Stanley made an initial delivery of approximately 68 million shares of AbbVie's common stock on May 27, 2015, which represented approximately 90 percent of the total shares expected to be delivered under the ASR. Morgan Stanley subsequently delivered an additional 5 million shares of AbbVie's common stock to AbbVie in final settlement of the ASR in 2015. AbbVie recorded the aggregate $5.0 billion purchase price as a reduction to common stock held in treasury in the consolidated balance sheet as of December 31, 2015.

        In addition to the ASR, AbbVie repurchased approximately 46 million shares, 9 million shares, and 4 million shares for $2.8 billion, $550 million, and $223 million in 2015, 2014 and 2013, respectively, in the open market. AbbVie settled $300 million of its 2015 open market purchases in 2016. Shares repurchased under these programs are recorded at acquisition cost, including related expenses, and are available for general corporate purposes. AbbVie's remaining share repurchase authorization was $1.9 billion as of December 31, 2015.

92 | 2015 Form 10-K

Accumulated Other Comprehensive Loss

        The following table summarizes the changes in each component of AOCI, net of tax, for 2015, 2014 and 2013:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains (losses) on marketable equity securities	Hedging activities	Total

Balance as of December 31, 2012	$181	$(511)	$1	$(21)	$(350)
Other comprehensive income (loss) before reclassifications	48	519	1	(77)	491
Net losses reclassified from accumulated other comprehensive loss	—	79	—	—	79

Net current-period other comprehensive income (loss)	48	598	1	(77)	570

Separation-related adjustments	241	(914)	—	11	(662)

Balance as of December 31, 2013	470	(827)	2	(87)	(442)

Other comprehensive (loss) income before reclassifications	(1,073)	(827)	1	187	(1,712)
Net losses reclassified from accumulated other comprehensive loss	—	46	—	77	123

Net current-period other comprehensive (loss) income	(1,073)	(781)	1	264	(1,589)

Balance as of December 31, 2014	(603)	(1,608)	3	177	(2,031)

Other comprehensive income before reclassifications	(667)	147	48	122	(350)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	83	(4)	(259)	(180)

Net current-period other comprehensive (loss) income	(667)	230	44	(137)	(530)

Balance as of December 31, 2015	$(1,270)	$(1,378)	$47	$40	$(2,561)

        Other comprehensive loss in 2014 includes foreign currency translation adjustments totaling a loss of $1.1 billion, which was principally driven by (i) the impact of the substantial weakening of the Euro in 2014 on the translation of the company's Euro-denominated assets, and (ii) the weakening of foreign currencies in combination with an increased concentration of cash denominated in foreign currencies accumulated in anticipation of the terminated proposed combination with Shire plc. Other comprehensive loss in 2015 includes foreign currency translation adjustments totaling a loss of $667 million, which was principally driven by the impact of the continued weakening of the Euro on the translation of the company's Euro-denominated assets.

2015 Form 10-K | 93

        The table below presents the impact on AbbVie's consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

years ended December 31 (in millions) (brackets denote gains)	2015	2014	2013

Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$129	$66	$114
Less tax benefit	(46)	(20)	(35)

Total reclassifications, net of tax	$83	$46	$79

Hedging activities
(Gains) losses on designated cash flow hedges(b)	$(265)	$79	$—
Less tax expense (benefit)	6	(2)	—

Total reclassifications, net of tax	$(259)	$77	$—

(a)
Amounts are included in the computation of net periodic benefit cost (see Note 11).

(b)
Amounts are included in cost of products sold (see Note 10).

Other

        In addition to common stock, AbbVie's authorized capital includes 200 million shares of preferred stock, par value $0.01. As of December 31, 2015, no shares of preferred stock were issued or outstanding.

Note 13 Income Taxes

Earnings Before Income Tax Expense

years ended December 31 (in millions)	2015	2014	2013

Domestic	$(1,038)	$(3,245)	$(581)
Foreign	7,683	5,614	5,913

Total earnings before income tax expense	$6,645	$2,369	$5,332

        The domestic loss before income taxes in 2014 was driven by transaction and financing-related costs associated with the terminated proposed combination with Shire. Refer to Note 5 for further information.

Income Tax Expense

years ended December 31 (in millions)	2015	2014	2013

Current
Domestic	$1,036	$634	$226
Foreign	313	341	354

Total current taxes	$1,349	$975	$580

Deferred
Domestic	$141	$(301)	$678
Foreign	11	(79)	(54)

Total deferred taxes	$152	$(380)	$624

Total income tax expense	$1,501	$595	$1,204

94 | 2015 Form 10-K

Effective Tax Rate Reconciliation

years ended December 31	2015	2014	2013

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.1	—	0.3
Effect of foreign operations	(9.4)	(11.3)	(11.5)
U.S. tax credits	(4.5)	(8.9)	(2.7)
Branded prescription drug fee	0.7	3.7	0.4
Valuation allowances	(1.6)	3.6	0.1
All other, net	2.3	3.0	1.0

Effective tax rate	22.6%	25.1%	22.6%

        The effective tax rate fluctuates year to year due to the allocation of the company's taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including acquisitions and collaborations. The effective tax rates in 2015, 2014 and 2013 differed from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, and business development activities together with the cost of repatriation decisions. The effective tax rates for these periods also reflected the benefit from U.S. tax credits principally related to research and development credits, the orphan drug tax credit and Puerto Rico excise tax credits. The research and development credits for 2015 and 2014 were due to legislation enacted in the fourth quarter of each year that retroactively extended the credit. The Puerto Rico excise tax credits relate to legislation enacted by Puerto Rico that assesses an excise tax beginning in 2011 on certain products manufactured in Puerto Rico. The tax is levied on gross inventory purchases from entities in Puerto Rico and is included in cost of products sold in the consolidated statements of earnings. The majority of the tax is creditable for U.S. income tax purposes. The effective income tax rate in 2015 included a tax benefit of $103 million from a reduction of state valuation allowances.

        The effective tax rate in 2014 included additional expenses of $129 million related to the Branded Prescription Drug Fee, which is non-deductible, and state valuation allowances of $129 million. On July 28, 2014, the Internal Revenue Service issued final rules and regulations for the Branded Prescription Drug Fee, an annual non-tax-deductible fee payable to the federal government under the Affordable Care Act based on an allocation of a company's market share for branded prescription drugs sold to certain government programs in the prior year. The final rules accelerated the expense recognition criteria for the fee obligation from the year in which the fee is paid, to the year in which the market share used to allocate the fee is determined. This change required AbbVie and other industry participants to recognize an additional year of expense in 2014.

        The effective income tax rate in 2015, 2014 and 2013 reflects income tax expenses relating to current earnings outside the United States that are not deemed indefinitely reinvested.

2015 Form 10-K | 95

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2015	2014

Deferred tax assets
Compensation and employee benefits	$584	$627
Accruals and reserves	368	376
Chargebacks and rebates	472	297
Deferred revenue	372	382
Depreciation	45	53
Net operating losses and other credit carryforwards	282	125
Other	316	292

Total deferred tax assets	2,439	2,152
Valuation allowances	(70)	(172)

Total net deferred tax assets	2,369	1,980

Deferred tax liabilities
Excess of book basis over tax basis of intangible assets	(4,459)	(331)
Excess of book basis over tax basis in investments	(2,958)	(326)

Total deferred tax liabilities	(7,417)	(657)

Net deferred tax (liabilities) assets	$(5,048)	$1,323

        The increases in the deferred tax liabilities are primarily due to the acquisition of Pharmacyclics in which AbbVie recorded the excess of book basis over tax basis of intangible assets and investments.

        Gross federal net operating loss and tax credit carryforwards as of December 31, 2015 were $293 million and $147 million, respectively, and are available for use through 2035. Gross state net operating loss and tax credit carryforwards as of December 31, 2015 were $1.3 billion and $152 million, respectively. The state tax carryforwards expire between 2017 and 2035. As of December 31, 2015, foreign net operating loss carryforwards were $232 million. Foreign net operating loss carryforwards of $177 million expire between 2018 and 2023, and the remaining do not have an expiration period.

        As of December 31, 2015 and 2014, the company had valuation allowances of $70 million and $172 million, respectively, principally related to state net operating losses and credit carryforwards that are not expected to be realized.

        Deferred income taxes have not been provided on approximately $25 billion of the undistributed earnings of foreign subsidiaries as these earnings have been indefinitely reinvested for continued use in foreign operations. Due to the complexities in tax laws and assumptions that would have to be made, it is not practicable to estimate the amount of income taxes that would be due if these earnings were distributed.

Unrecognized Tax Benefits

years ended December 31 (in millions)	2015	2014	2013

Balance as of January 1	$421	$247	$1,140
Increase due to current year tax positions	187	115	195
Increase due to prior year tax positions	369	67	—
Decrease due to prior year tax positions	(15)	(6)	—
Lapse of statutes of limitations	(8)	(2)	—
Separation-related adjustments	—	—	(1,088)

Balance as of December 31	$954	$421	$247

96 | 2015 Form 10-K

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

        If recognized, the net amount of potential tax benefits that would impact the company's effective tax rate is $901 million and $389 million in 2015 and 2014, respectively. Of the unrecognized tax benefits recorded in the table above as of December 31, 2015, AbbVie would be indemnified for approximately $107 million. The "Increase due to prior year tax positions" in the table above includes amounts relating to federal, state, and international items as well as prior positions acquired through business development activities during the year. Uncertain tax positions are generally included as a long-term liability on the consolidated balance sheets.

        AbbVie recognizes interest and penalties related to income tax matters in income tax expense. In 2015, 2014, and 2013, AbbVie recognized gross income tax expense of $13 million, $10 million, and $3 million, respectively, for interest and penalties related to income tax matters. At December 31, 2015, 2014, and 2013, AbbVie had $83 million, $25 million, and $15 million accrued for the payment of gross interest and penalties.

        The company is routinely audited by the tax authorities in significant jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitation, the company's gross unrecognized tax benefits balance may change within the next twelve months up to $15 million. All significant federal, state, local, and international matters have been concluded for years through 2005. The company believes adequate provision has been made for all income tax uncertainties.

Note 14 Legal Proceedings and Contingencies

        AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation at December 31, 2015 was $166 million and at December 31, 2014 was not significant. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie's consolidated financial position, results of operations or cash flows.

        Subject to certain exceptions specified in the separation agreement by and between Abbott and AbbVie, AbbVie assumed the liability for, and control of, all pending and threatened legal matters related to its business, including liabilities for any claims or legal proceedings related to products that had been part

2015 Form 10-K | 97

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

        In November 2007, GlaxoSmithKline plc (GSK) filed a lawsuit against Abbott in the United States District Court for the Northern District of California alleging that Abbott violated federal antitrust and various state laws in connection with the 2003 Norvir re-pricing. In March 2011, a jury found that Abbott did not violate antitrust laws, but breached its license agreement with GSK. In January 2014, the United States Court of Appeals for the Ninth Circuit reversed this verdict and remanded the case for a new trial due to the alleged improper exclusion of a potential juror. The case was returned to the district court in California, but after GSK dismissed its federal antitrust claims, the case was transferred in April 2015 to the United States District Court for the Middle District of North Carolina, where pre-trial proceedings are pending. AbbVie assumed the liability for and control of this proceeding in connection with its separation from Abbott.

        Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits consist of three individual plaintiff lawsuits and two consolidated purported class actions: one brought by three named direct purchasers of Niaspan and the other brought by ten named end-payor purchasers of Niaspan. The cases are consolidated for pre-trial proceedings in the United States District Court for the Eastern District of Pennsylvania under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. The office of the Attorney General of the State of Alaska has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit.

        In September 2014, the FTC filed suit in the United States District Court for the Eastern District of Pennsylvania against AbbVie and others, alleging that the 2011 patent litigation with two generic companies regarding AndroGel was sham litigation and the patent litigation settlement with one of those generic companies violates federal antitrust laws. The FTC's complaint seeks monetary damages and injunctive relief. In May 2015, the court dismissed the FTC's claim regarding the patent litigation settlement. The office of the Attorney General of the State of Alaska has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit.

        In March 2015, the State of Louisiana filed a lawsuit, State of Louisiana v. Fournier Industrie et Sante, et al., against AbbVie, Abbott and affiliated Abbott entities in Louisiana state court. Plaintiff alleges that patent applications and patent litigation filed and other alleged conduct from the early 2000's and before related to the drug TriCor violated Louisiana state antitrust and unfair trade practices laws. The lawsuit

98 | 2015 Form 10-K

seeks monetary damages and attorneys' fees. In August 2015, the court dismissed the case as time-barred. The state's appeal of that dismissal is pending.

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

        In November 2014, a putative class action lawsuit, Medical Mutual of Ohio v. AbbVie Inc., et al., was filed against several manufacturers of testosterone replacement therapies (TRTs), including AbbVie, in the United States District Court for the Northern District of Illinois on behalf of all insurance companies, health benefit providers, and other third party payors who paid for TRTs, including AndroGel. The claims asserted include violations of the federal RICO Act and state consumer fraud and deceptive trade practices laws. The complaint seeks monetary damages and injunctive relief. A similar lawsuit, Allied Services Division Welfare Fund v. AbbVie Inc., et al., was filed in the same court in October 2015 on behalf of the same putative class members and a putative class of consumers.

        Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 2,500 claims are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 170 claims are pending in various state courts. Plaintiffs seek compensatory and punitive damages.

        Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Over ninety percent of the approximately 715 claims are pending in the United States District Court for the Southern District of Illinois, and the rest are pending in various other federal and state courts. Plaintiffs seek compensatory and punitive damages.

        In November 2014, five individuals filed a putative class action lawsuit on behalf of purchasers and sellers of certain Shire securities between June 20 and October 14, 2014, against AbbVie and its chief executive officer in the United States District Court for the Northern District of Illinois alleging that the defendants made and/or are responsible for material misstatements in violation of federal securities laws in connection with AbbVie's proposed transaction with Shire. The complaint seeks monetary damages and injunctive relief.

        In December 2014, a shareholder derivative lawsuit, Plumbers & Steamfitters Local 60 Pension Plans v. J.P. Morgan Securities LLC, et al., was filed in Delaware Chancery Court, alleging that AbbVie's directors breached their fiduciary duties in connection with the approval and termination of AbbVie's proposed transaction with Shire. The lawsuit seeks monetary damages for AbbVie, among other relief.

2015 Form 10-K | 99

Note 15 Segment and Geographic Area Information

        AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie's net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. The following tables detail AbbVie's worldwide net revenues:

years ended December 31 (in millions)	2015	2014	2013

HUMIRA	$14,012	$12,543	$10,659
IMBRUVICA	754	—	—
VIEKIRA	1,639	48	—
Creon	632	516	412
Synagis	740	835	827
Lupron	826	778	785
Synthroid	755	709	622
Kaletra	700	870	962
AndroGel	694	934	1,035
Sevoflurane	474	550	568
Duodopa	231	220	178
Dyslipidemia products	179	328	1,076
All other	1,223	1,629	1,666

Total net revenues	$22,859	$19,960	$18,790

        Net revenues to external customers by geographic area, based on product shipment destination, were as follows:

years ended December 31 (in millions)	2015	2014	2013

United States	$13,561	$10,845	$10,181
Germany	1,082	1,035	911
United Kingdom	688	722	606
Spain	618	534	543
Japan	599	581	625
France	597	584	540
Canada	551	551	538
Italy	452	432	404
Brazil	376	435	439
The Netherlands	334	345	332
All other countries	4,001	3,896	3,671

Total net revenues	$22,859	$19,960	$18,790

        Long-lived assets include net property and equipment of $2.6 billion and $2.5 billion as of December 31, 2015 and 2014, of which $1.9 billion and $1.8 billion, respectively, was located in the United States and Puerto Rico and $513 million and $551 million, respectively, was located in Europe.

100 | 2015 Form 10-K

Note 16 Quarterly Financial Data (unaudited)

(in millions except per share data)	2015	2014

First Quarter
Net revenues	$5,040	$4,563
Gross margin	$4,098	$3,463
Net earnings(a)	$1,022	$980
Basic earnings per share	$0.64	$0.61
Diluted earnings per share	$0.63	$0.61
Cash dividends declared per common share	$0.51	$0.42
Second Quarter
Net revenues	$5,475	$4,926
Gross margin	$4,559	$3,813
Net earnings(b)	$1,366	$1,098
Basic earnings per share	$0.84	$0.69
Diluted earnings per share	$0.83	$0.68
Cash dividends declared per common share	$0.51	$0.42
Third Quarter
Net revenues	$5,944	$5,019
Gross margin	$4,777	$3,925
Net earnings(c)	$1,239	$506
Basic earnings per share	$0.75	$0.32
Diluted earnings per share	$0.74	$0.31
Cash dividends declared per common share	$0.51	$0.42
Fourth Quarter
Net revenues(d)	$6,400	$5,452
Gross margin(d)	$4,925	$4,333
Net earnings (loss)(e)	$1,517	$(810)
Basic earnings (loss) per share	$0.93	$(0.51	)(f)
Diluted earnings (loss) per share	$0.92	$(0.51	)(f)
Cash dividends declared per common share	$0.57	$0.49

(a)
Results for the first quarter of 2015 included after-tax foreign exchange losses of $170 million related to the liquidation in 2015 of remaining foreign currency positions related to the terminated proposed combination with Shire in 2014, a $100 million after-tax charge as a result of entering into an exclusive worldwide license agreement with C2N and after-tax costs of $41 million incurred in connection with the with the acquisition of Pharmacyclics.

(b)
Second quarter results for 2015 included after-tax costs totaling $215 million incurred in connection with the acquisition and integration of Pharmacyclics. In 2014, second quarter results included an after-tax charge of $40 million related to a regulatory milestone made to a collaboration partner for regulatory milestones related to the company's HCV program.

(c)
Results for the third quarter of 2015 included a $350 million after-tax charge related to the purchase of a rare pediatric disease PRV from United Therapeutics Corporation, after after-tax costs totaling $85 million incurred in connection with the acquisition and integration of Pharmacyclics, and an $83 million after-tax charge due to the achievement of a development milestone under the global collaboration with Infinity. In 2014, third quarter results included a $173 million after-tax charge as a result of entering into a global collaboration with Infinity, a $250 million after-tax charge related to a research and development collaboration agreement with Calico, and transaction and financing-related
2015 Form 10-K | 101

  and other costs aggregating $172 million after-tax that were incurred in connection with the terminated proposed combination with Shire. Refer to Note 5 for further information relating to the termination of the proposed combination with Shire and the collaborations with Calico and Infinity.

(d)
Net revenues and gross margin in 2015 included milestone revenue of $40 million from a collaboration partner related the company's oncology program. Net revenues and gross margin in 2014 include royalty income of $81 million relating to prior periods as a result of the settlement of a licensing arrangement.

(e)
Fourth quarter results for 2015 included after-tax costs totaling $68 million incurred in connection with the acquisition and integration of Pharmacyclics and after-tax charges of $101 million to increase the company's litigation reserves. For 2014, results for the fourth quarter included after-tax transaction and financing-related and other costs incurred in connection with the terminated proposed combination with Shire aggregating $1.6 billion and a $500 million after-tax charge related to the research and development collaboration agreement with Calico.

(f)
Basic loss per share for the fourth quarter of 2014 was calculated under the treasury-stock method as it was more dilutive. Approximately 36 million common shares were excluded from the computation of diluted (loss) per share assuming dilution because the effect would have been anti-dilutive.
102 | 2015 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AbbVie Inc.

        We have audited the accompanying consolidated balance sheets of AbbVie Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AbbVie Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2016

2015 Form 10-K | 103

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Evaluation of disclosure controls and procedures.    The Chief Executive Officer, Richard A. Gonzalez, and the Chief Financial Officer, William J. Chase, evaluated the effectiveness of AbbVie's disclosure controls and procedures as of the end of the period covered by this report, and concluded that AbbVie's disclosure controls and procedures were effective to ensure that information AbbVie is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by AbbVie in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to AbbVie's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting.    Management's report on internal control over financial reporting is included on page 105 hereof. The report of AbbVie's independent registered public accounting firm related to its assessment of the effectiveness of internal control over financial reporting is included on page 106 hereof.

        Changes in internal control over financial reporting.    As part of its separation from Abbott, in 2014 AbbVie began a phased global implementation of a new enterprise resource planning system, related technology infrastructure and transaction processing services to replace the information technology infrastructure and transactional services provided to AbbVie by Abbott under various transition services agreements. These initiatives, which were completed in 2015, included modifications to the design and operation of controls over financial reporting. AbbVie reviewed these controls for design effectiveness prior to the implementation of each phase.

        There were no other changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended December 31, 2015.

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

104 | 2015 Form 10-K

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

        Management assessed the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management concluded that AbbVie maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        On May 26, 2015, AbbVie acquired Pharmacyclics, Inc. (Pharmacyclics), which represents a material change in the internal control over financial reporting since management's last assessment of effectiveness. Management has excluded Pharmacyclics from its assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2015. AbbVie's consolidated balance sheet as of December 31, 2015 included $1 billion of total assets (excluding goodwill and other intangible assets which were included in management's assessment of internal controls over financial reporting) related to Pharmacyclics. In addition, AbbVie's consolidated statement of net earnings for 2015 included $774 million of net revenues and reflected a net loss of $331 million related to Pharmacyclics.

        The effectiveness of AbbVie's internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 106 hereof, which expresses an unqualified opinion on the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2015.

2015 Form 10-K | 105

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AbbVie Inc.

        We have audited AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AbbVie Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include internal controls of Pharmacyclics, Inc., which was acquired on May 26, 2015 and is included in the 2015 consolidated financial statements of AbbVie Inc. and subsidiaries and constituted $1 billion of total assets (excluding goodwill and other intangible assets which were included in management's assessment of and conclusions on the effectiveness of internal control over financial reporting) as of December 31, 2015 and $774 million and $331 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of AbbVie Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Pharmacyclics, Inc.

        In our opinion, AbbVie Inc. and subsidiaries' maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015 of AbbVie Inc. and subsidiaries and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2016

106 | 2015 Form 10-K

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Information Concerning Director Nominees," "The Board of Directors and its Committees—Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2016 AbbVie Inc. Proxy Statement. The 2016 Definitive Proxy Statement will be filed on or about March 21, 2016. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 26 and 27 hereof.

        AbbVie's code of business conduct requires all its business activities to be conducted in compliance with all applicable laws, regulations, and ethical principles and values. All directors, officers, and employees of AbbVie are required to read, understand, and abide by the requirements of the code of business conduct applicable to them. AbbVie's code of business conduct is available in the corporate governance section of AbbVie's investor relations website at www.abbvieinvestor.com.

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

ITEM 11. EXECUTIVE COMPENSATION

        The material to be included in the 2016 Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2016 Definitive Proxy Statement will be filed on or about March 21, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.

        The following table presents information as of December 31, 2015 about AbbVie's equity compensation plans under which AbbVie common stock has been authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	34,485,674	$30.64	86,286,146
Equity compensation plans not approved by security holders	—	—	—

Total	34,485,674	$30.64	86,286,146

2015 Form 10-K | 107

(1)
Includes 20,061,746 shares issuable under AbbVie's Incentive Stock Program pursuant to awards granted by Abbott and adjusted into AbbVie awards in connection with AbbVie's separation from Abbott.

(2)
The weighted-average exercise price does not include outstanding restricted stock units and restricted stock awards that have no exercise price.
(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Securities Ownership—Securities Ownership of Executive Officers and Directors" in the 2016 Proxy Statement. The 2016 Definitive Proxy Statement will be filed on or about March 21, 2016.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2016 Proxy Statement under the headings "The Board of Directors and its Committees," "Corporate Governance Materials," and "Procedures for Approval of Related Person Transactions" is incorporated herein by reference. The 2016 Definitive Proxy Statement will be filed on or about March 21, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The material to be included in the 2016 Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" is incorporated herein by reference. The 2016 Definitive Proxy Statement will be filed on or about March 21, 2016.

108 | 2015 Form 10-K

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)
Documents filed as part of this Form 10-K.

(1)
Financial Statements:    See Item 8, "Financial Statements and Supplementary Data," on page 47 hereof, for a list of financial statements.

(2)
Financial Statement Schedules:    All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

(3)
Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 111 through 113 of this Form 10-K.

(b)
Exhibits filed:    See Exhibit Index on pages 111 through 113.

(c)
Financial Statement Schedules:    None applicable.
2015 Form 10-K | 109

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AbbVie Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AbbVie Inc.
By:	/s/ RICHARD A. GONZALEZ
	Name:	Richard A. Gonzalez
	Title:	Chairman of the Board and Chief Executive Officer
Date: February 19, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbbVie Inc. on February 19, 2016 in the capacities indicated below.

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
110 | 2015 Form 10-K

 EXHIBIT INDEX
ABBVIE INC.
ANNUAL REPORT
FORM 10-K
2015

        Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed" under the Securities Exchange Act of 1934.

Exhibit Number	Exhibit Description
2.1	*Agreement and Plan of Reorganization by and among AbbVie Inc., Oxford Amherst Corporation, Oxford Amherst LLC and Pharmacyclics, Inc. dated as of March 4, 2015 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on March 6, 2015).
2.2
*Amendment No. 1 to Agreement and Plan of Reorganization by and among AbbVie Inc., Oxford Amherst Corporation, Oxford Amherst LLC and Pharmacyclics, Inc. dated as of March 22, 2015 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on March 23, 2015).
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
4.2
*Supplemental Indenture No. 1 dated as of November 8, 2012 among AbbVie Inc. and U.S. Bank National Association, including forms of notes (incorporated by reference to Exhibit 4.2 of Amendment No. 5 to the Company's Registration Statement on Form 10 filed on November 16, 2012).
4.3
*Supplemental Indenture No. 2 dated May 14, 2015, between AbbVie Inc. and U.S. Bank National Association, as trustee, including forms of notes (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on May 14, 2015).
4.4
*Support Agreement by and among AbbVie Inc., Oxford Amherst Corporation and Robert W. Duggan dated as of March 4, 2015 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on March 6, 2015).
10.1
*Form of Agreement Regarding Change in Control by and between AbbVie Inc. and its named executive officers (incorporated by reference to Exhibit 10.13 of Amendment No. 5 to the Company's Registration Statement on Form 10 filed on November 16, 2012).**
10.2	*AbbVie 2013 Incentive Stock Program (incorporated by reference to Exhibit A to the AbbVie Inc. Definitive Proxy Statement on Schedule 14A dated March 15, 2013).**
10.3	*AbbVie 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K filed on March 15, 2013).**
10.4	AbbVie Performance Incentive Plan, as amended and restated.**
10.5	AbbVie Deferred Compensation Plan, as amended and restated.**
10.6	AbbVie Non-Employee Directors' Fee Plan, as amended and restated.**
2015 Form 10-K | 111

Exhibit Number	Exhibit Description
10.7	*AbbVie Supplemental Pension Plan (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed on March 15, 2013).**
10.8	AbbVie Supplemental Savings Plan, as amended and restated. **
10.9
*Form of AbbVie Inc. Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.10
*Form of AbbVie Inc. Performance Restricted Stock Agreement (CEO/Chairman) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.11
*Form of AbbVie Inc. Performance Restricted Stock Agreement (Annual) (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.12
*Form of AbbVie Inc. Performance Restricted Stock Agreement (Interim) (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.13	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.14	*Pharmacyclics, Inc. 2014 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed on May 27, 2015).**
10.15
*Revolving Credit Agreement, dated as of August 18, 2014, among AbbVie Inc., AbbVie Private Limited, AbbVie Holdings Private Limited, JPMorgan Chase Bank, N.A. and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 21, 2014).
10.16
*Amendment No. 1 to Revolving Credit Agreement, dated as of March 16, 2015, by and among AbbVie Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 20, 2015).
10.17
*Three-Year Term Loan Agreement, dated as of September 25, 2015, among AbbVie, Bank of America, N.A. and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 29, 2015).
10.18
*364-Day Term Loan Credit Agreement, dated as of September 25, 2015, among AbbVie, Bank of America, N.A. and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 29, 2015).
10.19
*364-Day Bridge Term Loan Credit Agreement, dated as of March 27, 2015, among the Company, as borrower, the various financial institutions party thereto, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 30, 2015).
10.20
*Underwriting Agreement, dated as of May 5, 2015, by and among AbbVie Inc., and Morgan Stanley & Co. LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several other underwriters named therein (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K filed on May 7, 2015).
112 | 2015 Form 10-K

Exhibit Number	Exhibit Description
12	Ratio of Earnings to Fixed Charges
21	Subsidiaries of AbbVie Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements and notes from the AbbVie Inc. Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 19, 2016, formatted in XBRL: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.
The AbbVie Inc. 2016 Definitive Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 21, 2016.

*
Incorporated herein by reference. Commission file number 001-35565.
**
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

        AbbVie will furnish copies of any of the above exhibits to a stockholder upon written request to the Secretary, AbbVie Inc., 1 North Waukegan Road, North Chicago, Illinois 60064.

2015 Form 10-K | 113