Form 10-Q
period 2016-03-31
AbbVie Inc.
filed 2016-05-06
CIK 1551152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, AbbVie Inc. had 1,617,358,607 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2016	2015
Net revenues	$5,958	$5,040

Cost of products sold	1,369	942
Selling, general and administrative	1,355	1,473
Research and development	946	811
Acquired in-process research and development	10	127
Total operating costs and expenses	3,680	3,353
Operating earnings	2,278	1,687

Interest expense, net	200	126
Net foreign exchange loss	302	164
Other expense, net	—	1
Earnings before income tax expense	1,776	1,396
Income tax expense	422	374
Net earnings	$1,354	$1,022

Per share data
Basic earnings per share	$ 0.83	$ 0.64
Diluted earnings per share	$ 0.83	$ 0.63
Cash dividends declared per common share	$ 0.57	$ 0.51

Weighted-average basic shares outstanding	1,616	1,595
Weighted-average diluted shares outstanding	1,625	1,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2016	2015
Net earnings	$1,354	$1,022

Foreign currency translation adjustments, net of tax expense (benefit) of $41 and ($129) for the three months ended March 31, 2016 and 2015, respectively	188	(549)
Pension and post-employment benefits, net of tax expense of $8 and $10 for the three months ended March 31, 2016 and 2015, respectively	15	55
Unrealized (losses) gains on marketable equity securities, net of tax (benefit) expense of ($7) and $— for the three months ended March 31, 2016 and 2015, respectively	(25)	1
Hedging activities, net of tax (benefit) expense of ($7) and $2 for the three months ended March 31, 2016 and 2015, respectively	(40)	57
Other comprehensive income (loss)	138	(436)
Comprehensive income	$1,492	$ 586

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets
Cash and equivalents	$ 7,556	$ 8,399
Short-term investments	1,044	8
Accounts receivable, net	4,753	4,730
Inventories, net	1,789	1,719
Prepaid expenses and other	1,480	1,458
Total current assets	16,622	16,314

Investments	387	145
Property and equipment, net	2,597	2,565
Intangible assets, net of accumulated amortization	19,512	19,709
Goodwill	13,274	13,168
Other assets	1,328	1,149
Total assets	$53,720	$53,050

Liabilities and Equity
Current liabilities
Short-term borrowings	$ 400	$ 406
Current portion of long-term debt and lease obligations	2,023	2,025
Accounts payable and accrued liabilities	8,239	8,463
Total current liabilities	10,662	10,894

Long-term debt and lease obligations	29,490	29,240
Deferred income taxes	5,412	5,276
Other long-term liabilities	3,513	3,695

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, authorized 4,000,000,000 shares, issued 1,758,009,210 and 1,749,027,140 shares as of March 31, 2016 and December 31, 2015, respectively	18	17
Common stock held in treasury, at cost, 140,650,603 and 139,134,205 shares as of March 31, 2016 and December 31, 2015, respectively	(8,918)	(8,839)
Additional paid-in capital	13,293	13,080
Retained earnings	2,673	2,248
Accumulated other comprehensive loss	(2,423)	(2,561)
Total stockholders’ equity	4,643	3,945

Total liabilities and equity	$53,720	$53,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2016	2015
Cash flows from operating activities
Net earnings	$ 1,354	$ 1,022
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	103	90
Amortization of intangible assets	165	68
Stock-based compensation	138	119
Upfront costs and milestones related to collaborations	25	127
Devaluation loss related to Venezuela	298	—
Other, net	62	249
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	81	(544)
Inventories	19	(75)
Prepaid expenses and other assets	(159)	341
Accounts payable and other liabilities	42	188
Cash flows from operating activities	2,128	1,585

Cash flows from investing activities
Acquisitions and investments	(28)	(736)
Acquisitions of property and equipment	(121)	(145)
Purchases of investment securities	(1,342)	—
Sales and maturities of investment securities	33	8
Cash flows from investing activities	(1,458)	(873)

Cash flows from financing activities
Net change in short-term borrowings	(6)	144
Debt issuance cost	—	(59)
Dividends paid	(924)	(786)
Purchases of treasury stock	(409)	(342)
Proceeds from the exercise of stock options	77	47
Other, net	43	66
Cash flows from financing activities	(1,219)	(930)

Effect of exchange rate changes on cash and equivalents	(294)	(224)
Net decrease in cash and equivalents	(843)	(442)
Cash and equivalents, beginning of period	8,399	8,348

Cash and equivalents, end of period	$ 7,556	$ 7,906

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

AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100% of the outstanding common stock of AbbVie to Abbott’s shareholders. In connection with the separation, AbbVie and Abbott entered into transition services agreements covering certain corporate support and back office services that AbbVie historically received from Abbott. Such services included information technology, accounts payable, payroll, receivables collection, treasury and other financial functions, as well as order entry, warehousing, engineering support, quality assurance support and other administrative services. These agreements facilitated the separation by allowing AbbVie to operate independently prior to establishing stand-alone back office functions across its organization. The transition services agreements had original terms of up to 24 months, with an option for a one-year extension. The majority of these transaction service agreements expired without extension at December 31, 2014. With certain limited exceptions, the remaining transition services agreements terminated on or prior to December 31, 2015.

Basis of Historical Presentation

The unaudited interim condensed consolidated financial statements of AbbVie have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2015.

It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the company’s financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs–Contracts with Customers (Subtopic 340-40). The amendments in this standard supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) modified retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU No. 2015-4, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities. Accordingly, this standard will be effective for AbbVie starting with the first quarter of 2018. Early application is permitted for AbbVie only for annual reporting periods starting with the first quarter of 2017. AbbVie is currently assessing the timing of its adoption and the impact of adopting this guidance on its consolidated financial statements and the implementation approach to be used.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard will be effective for AbbVie starting with the first quarter of 2018. The standard does not permit early adoption with the exception of certain targeted provisions. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 outlines a comprehensive lease accounting model and supercedes the current lease guidance. The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach and will be effective for AbbVie starting with the first quarter of 2019. Early adoption is permitted. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under the new guidance, excess tax benefits associated with share-based awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, the standard will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The standard also permits entities to make a policy election to account for forfeitures as they occur as well as clarifies the statement of cash flows presentation for certain components of share-based awards. The guidance will be effective for AbbVie starting with the first quarter of 2017. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

Note 2  Supplemental Financial Information

Interest Expense, Net

	Three months ended March 31,
(in millions)	2016	2015
Interest expense	$215	$132
Interest income	(15)	(6)
Interest expense, net	$200	$126

Interest expense, net for the three months ended March 31, 2016 increased due to the May 2015 issuance of $16.7 billion aggregate principal amount of senior notes, which were issued primarily to finance the acquisition of Pharmacyclics, Inc. (Pharmacyclics), partially offset by the absence of $59 million of bridge financing-related costs incurred in the three months ended March 31, 2015 in connection with the acquisition of Pharmacyclics. Refer to Note 4 for additional information related to the acquisition of Pharmacyclics.

Inventories

(in millions)	March 31, 2016	December 31, 2015
Finished goods	$ 552	$ 469
Work-in-process	1,082	1,081
Raw materials	155	169
Inventories, net	$1,789	$1,719

Inventories, net as of March 31, 2016 and December 31, 2015 included $298 million and $356 million acquired through the acquisition of Pharmacyclics on May 26, 2015. In the three months ended March 31, 2016, cost of products sold included $45 million of amortization of the fair market value step-up for acquired inventory.

Property and Equipment

(in millions)	March 31, 2016	December 31, 2015
Property and equipment, gross	$ 7,489	$ 7,334
Less accumulated depreciation	(4,892)	(4,769)
Property and equipment, net	$ 2,597	$ 2,565

Depreciation expense for the three months ended March 31, 2016 and 2015 was $103 million and $90 million, respectively.

Note 3  Earnings Per Share

AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive. As such, the dilutive effect of unvested restricted stock units (RSUs) and restricted stock awards (RSAs) of approximately 4 million and 3 million shares for the three months ended March 31, 2016 and 2015, respectively, were excluded from the denominator for the calculation of diluted EPS. These awards otherwise would have been included in the calculation of EPS under the treasury stock method. Additionally, all earnings (distributed and undistributed) allocable to participating securities, including performance-based awards not otherwise included in the calculation of EPS under the treasury stock method, were excluded from the numerator for the calculation of basic and diluted earnings per share under the two-class method. Earnings allocable to participating securities for the three months ended March 31, 2016 and 2015 were $7 million and $5 million, respectively.

The number of common shares issuable under stock-based compensation plans that were excluded from the computation of earnings per common share because the effect would have been antidilutive were not material for all periods presented.

Note 4  Licensing, Acquisitions and Other Arrangements

Acquisition of Pharmacyclics

On May 26, 2015, AbbVie acquired Pharmacyclics, a biopharmaceutical company that develops and commercializes novel therapies for people impacted by cancer. Pharmacyclics markets IMBRUVICA® (ibrutinib), a Bruton’s tyrosine kinase (BTK) inhibitor, targeting B-cell malignancies. The total consideration for the acquisition of Pharmacyclics was $20.8 billion, including cash consideration of $12.4 billion and approximately 128 million shares of AbbVie common stock valued at $8.4 billion.

The acquisition of Pharmacyclics was accounted for as a business combination using the acquisition method of accounting. This method required, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed in the acquisition has not yet been finalized as of March 31, 2016. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. The company did not make any measurement period adjustments to the preliminary estimates of fair value during the three months ended March 31, 2016. The completion of the valuation will occur no later than one year from the acquisition date and may result in significant changes to the recognized assets and liabilities.

On March 27, 2015, in connection with the then proposed acquisition of Pharmacyclics, AbbVie entered into an $18 billion, 364-Day Bridge Term Loan Credit Agreement (the bridge loan) and incurred financing-related costs totaling $59 million, which was recorded in interest expense. No amounts were drawn under the bridge loan, which was terminated as a result of the company’s May 2015 issuance of $16.7 billion aggregate principal amount of senior notes.

Other Licensing & Acquisitions Activity

For the three months ended March 31, 2016, the company recorded acquired in-process research and development (IPR&D) charges of $10 million. Cash outflows related to acquisitions and investments activity totaled $28 million for the three months ended March 31, 2016 and primarily represented a payment to a collaboration partner as a result of the satisfaction of certain conditions under the arrangement for which a charge to IPR&D was recorded in 2015.

For the three months ended March 31, 2015, the company recorded IPR&D charges of $127 million. Cash outflows related to acquisitions and investments totaled $736 million for the three months ended March 31, 2015, and included a $500 million payment to Calico Life Sciences LLC (Calico) as a result of the satisfaction of certain conditions under the research and development (R&D) collaboration with Calico for which a charge to other operating expenses was recorded in 2014.

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

Note 5  Collaboration with Janssen Biotech, Inc.

In December 2011, Pharmacyclics entered into a worldwide collaboration and license agreement with Janssen Biotech, Inc., one of the Janssen Pharmaceutical companies of Johnson & Johnson (Janssen), for the joint development and commercialization of IMBRUVICA, a novel, orally active, selective covalent inhibitor of BTK, and certain compounds structurally related to IMBRUVICA, for oncology and other indications, excluding all immune and inflammatory mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the United States and outside the United States.

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

The collaboration includes a cost sharing arrangement for associated collaboration activities. Except in certain cases, in general, Janssen is responsible for approximately 60% of collaboration development costs and AbbVie is responsible for the remaining 40% of collaboration development costs. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of products. Janssen is responsible for and has exclusive rights to commercialize IMBRUVICA outside the United States. While both parties have co-exclusive rights to commercialize the products in the United States, AbbVie is the principal in the end customer product sales. Operating expenses for costs incurred under the collaboration were reported in their respective expense line items, net of any payments due or reimbursements due from Janssen. Revenues and profit share costs related to sales of IMBRUVICA in the United States were included in net revenues and cost of products sold, respectively. Amounts payable to AbbVie by Janssen for IMBRUVICA sales outside the United States were included in net revenues.

Janssen’s share of the pre-tax profits in the United States under the collaboration was $153 million for the three months ended March 31, 2016, and was recorded within cost of products sold in the condensed consolidated statements of earnings. AbbVie’s share of pre-tax profits outside the United States and cost sharing expenses under the collaboration were $56 million and $63 million, respectively, for the three months ended March 31, 2016.

Note 6  Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of AbbVie’s goodwill:

(in millions)
Balance as of December 31, 2015	$13,168
Foreign currency translation adjustments	106
Balance as of March 31, 2016	$13,274

The latest impairment assessment of goodwill was completed in the third quarter of 2015. As of March 31, 2016, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Intangible Assets, Net

The following table summarizes AbbVie’s intangible assets:

	March 31, 2016			December 31, 2015
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$16,253	$(4,041)	$12,212	$ 9,103	$(3,944)	$ 5,159
License agreements	8,001	(1,094)	6,907	8,000	(1,023)	6,977
Total definite-lived intangible assets	24,254	(5,135)	19,119	17,103	(4,967)	12,136
Indefinite-lived research and development	393	—	393	7,573	—	7,573
Total intangible assets, net	$24,647	$(5,135)	$19,512	$24,676	$(4,967)	$19,709

Intangible assets with finite useful lives are amortized over their estimated useful lives. Additions in 2016 were not material. In March 2016, AbbVie announced that the U.S. Food and Drug Administration approved IMBRUVICA as a first-line treatment for patients with chronic lymphocytic leukemia. As a result, AbbVie reclassified $7.2 billion of indefinite-lived research and development intangible assets related to IMBRUVICA to developed product rights intangible assets. This amount will be amortized over its estimated useful life using the estimated pattern of economic benefit.

Amortization expense was $165 million and $68 million for the three months ended March 31, 2016 and 2015, respectively, and was included in cost of products sold in the condensed consolidated statements of earnings. The amortization expense for the three months ended March 31, 2016 included $111 million related to definite-lived intangible assets acquired in connection with the acquisition of Pharmacyclics. The anticipated annual amortization expense for definite-lived intangible assets recorded as of March 31, 2016 was $706 million in 2016, $1.1 billion in 2017, $1.3 billion in 2018, $1.5 billion in 2019, and $1.7 billion in 2020. For the three months ended March 31, 2016, an impairment charge of $39 million was recorded related to certain on-market product rights in the United States due to a decline in the market for the product. The fair value was based on a discounted cash flow analysis and the charge was included in cost of products sold in the condensed consolidated statement of earnings.

The indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The latest impairment assessment of intangible assets not subject to amortization was completed in the third quarter of 2015. No impairment charges were recorded in the three months ended March 31, 2016 and 2015. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Note 7  Restructuring Plans

Restructuring charges recorded for the three months ended March 31, 2016 and 2015 were not material.

The following summarizes the cash activity in the restructuring reserve for the three months ended March 31, 2016:

(in millions)
Accrued balance at December 31, 2015	$148
2016 restructuring charges	8
Payments and other adjustments	(28)
Accrued balance at March 31, 2016	$128

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

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $3.2 billion and $1.5 billion at March 31, 2016 and December 31, 2015, respectively, were designated as cash flow hedges and were recorded at fair value. The duration of these forward exchange contracts were generally less than eighteen months. Accumulated gains and losses as of March 31, 2016 will be included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.

The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts were not designated as hedges and were recorded at fair value. Resulting gains or losses were reflected in net foreign exchange loss in the consolidated statements of earnings and were generally offset by losses or gains on the foreign currency exposure being managed. At March 31, 2016 and December 31, 2015, AbbVie held notional amounts of $7.1 billion and $6.8 billion, respectively, of such foreign currency forward exchange contracts.

AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, totaling $11.0 billion at both March 31, 2016 and December 31, 2015. The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of March 31, 2016:

	Fair value – Derivatives in asset position		Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	Amount	Balance sheet caption	Amount
Foreign currency forward exchange contracts —
Hedging instruments	Prepaid expenses and other	$ 6	Accounts payable and accrued liabilities	$ 33
Hedging instruments	Other long-term assets	2	Other long-term liabilities	2
Others not designated as hedges	Prepaid expenses and other	45	Accounts payable and accrued liabilities	74
Interest rate swaps designated as fair value hedges	Other long-term assets	182	Other long-term liabilities	—
Total derivatives		$235		$109

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of December 31, 2015:

	Fair value – Derivatives in asset position		Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	Amount	Balance sheet caption	Amount
Foreign currency forward exchange contracts —
Hedging instruments	Prepaid expenses and other	$33	Accounts payable and accrued liabilities	$ —
Others not designated as hedges	Prepaid expenses and other	28	Accounts payable and accrued liabilities	21
Interest rate swaps designated as fair value hedges	Other long-term assets	9	Other long-term liabilities	81
Total derivatives		$70		$102

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The unrealized gains/(losses) for the effective portions of the derivative instruments designated as cash flow hedges recognized in other comprehensive income/(loss) were ($39) million and $87 million for the three months ended March 31, 2016 and 2015, respectively. The amount of hedge ineffectiveness was not significant for the three months ended March 31, 2016 or 2015.

The following table summarizes the location in the condensed consolidated statements of earnings and the amount of gain/(loss) recognized into net earnings for derivative instruments, including the effective portions of the gain/(loss) reclassified out of accumulated other comprehensive income/(loss) into net earnings:

		Three months ended March 31,
(in millions) (brackets denote losses)	Income statement caption	2016	2015
Foreign currency forward exchange contracts —
Designated as cash flow hedges	Cost of products sold	$ 1	$ 31
Not designated as hedges	Net foreign exchange loss	(65)	(169)
Interest rate swaps designated as fair value hedges	Interest expense, net	254	121
Total		$190	$ (17)

The gain/(loss) related to fair value hedges is recognized in interest expense, net and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to interest expense, net for the three months ended March 31, 2016 and 2015.

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

The following table summarizes the bases used to measure certain assets and liabilities that were carried at fair value on a recurring basis in the condensed consolidated balance sheet as of March 31, 2016:

		Basis of fair value measurement
(in millions)	Balance at March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$7,556	$1,349	$6,207	$—
Time deposits	504	—	504	—
Debt securities	834	—	834	—
Equity securities	60	60	—	—
Interest rate hedges	182	—	182	—
Foreign currency contracts	53	—	53	—
Total assets	$9,189	$1,409	$7,780	$—
Liabilities
Foreign currency contracts	$ 109	$ —	$ 109	$—
Total liabilities	$ 109	$ —	$ 109	$—

The following table summarizes the bases used to measure certain assets and liabilities that were carried at fair value on a recurring basis in the condensed consolidated balance sheet as of December 31, 2015:

		Basis of fair value measurement
(in millions)	Balance at December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$8,399	$798	$7,601	$—
Time deposits	8	—	8	—
Equity securities	111	111	—	—
Interest rate hedges	9	—	9	—
Foreign currency contracts	61	—	61	—
Total assets	$8,588	$909	$7,679	$—
Liabilities
Interest rate hedges	$ 81	$ —	$ 81	$—
Foreign currency contracts	21	—	21	—
Total liabilities	$ 102	$ —	$ 102	$—

The fair values for time deposits included in cash and equivalents and short-term investments were determined based on a discounted cash flow analysis reflecting quoted market rates for the same or similar instruments. The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair value of available-for-sale debt securities were generally based on prices obtained from commercial pricing services. Available-for-sale equity securities consists of investments for which the fair values were determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company were valued using publicized spot curves for interest rate hedges and publicized forward curves for foreign currency contracts.

There have been no transfers of assets or liabilities between the fair value measurement levels.

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that were recognized at historical cost or some basis other than fair value. The carrying values and fair values of certain financial instruments as of March 31, 2016 and December 31, 2015 are shown in the table below:

	Book values		Approximate fair values
(in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Assets
Investments	$ 33	$ 34	$ 35	$ 37
Liabilities
Short-term borrowings	400	406	400	406
Current portion of long-term debt and lease obligations	2,023	2,025	2,018	2,016
Long-term debt and lease obligations, excluding fair value hedges	29,308	29,312	30,206	29,143

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of March 31, 2016:

		Basis of fair value measurement
(in millions)	Fair Value at March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 35	$ —	$ —	$35
Total assets	$ 35	$ —	$ —	$35
Liabilities
Short-term borrowings	$ 400	$ —	$ 400	$ —
Current portion of long-term debt and lease obligations	2,018	—	2,018	—
Long-term debt and lease obligations, excluding fair value hedges	30,206	28,155	2,051	—
Total liabilities	$32,624	$28,155	$4,469	$ —

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2015:

		Basis of fair value measurement
(in millions)	Fair Value at December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 37	$ —	$ —	$37
Total assets	$ 37	$ —	$ —	$37
Liabilities
Short-term borrowings	$ 406	$ —	$ 406	$ —
Current portion of long-term debt and lease obligations	2,016	—	2,016	—
Long-term debt and lease obligations, excluding fair value hedges	29,143	27,061	2,082	—
Total liabilities	$31,565	$27,061	$4,504	$ —

Investments consist of cost method investments. To determine the fair values of other cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee, which represents a Level 3 basis of fair value measurement. The fair values of short-term and current borrowings approximate the carrying values due to the short maturities of these instruments.

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

Available-for-sale Securities

Substantially all of the company’s investments in debt and equity securities were classified as available-for-sale. As of March 31, 2016, approximately $1.2 billion of the company’s debt securities were classified as short-term. The company’s long-term debt securities mature within five years. There were no material debt securities outstanding as of December 31, 2015. Estimated fair values of available-for-sale securities were generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities by type as of March 31, 2016:

	Amortized	Gross unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
U.S. government securities	$ 681	$ —	$—	$ 681
Corporate debt securities	616	1	—	617
Other debt securities	204	—	—	204
Equity securities	29	32	(1)	60
Total	$1,530	$33	$ (1)	$1,562

AbbVie periodically assesses its investment securities for other-than-temporary impairment losses. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security including any changes to the credit rating of the security, and the intent to sell, or whether AbbVie will more likely than not be required to sell the security before recovery of its amortized cost basis. AbbVie’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. Based on a review of these securities, AbbVie had no other-than-temporary impairments on these securities as of March 31, 2016.

Realized gains and losses on sales of investments were computed using the first-in, first-out method adjusted for any other-than-temporary declines in fair value that were recorded in earnings. For the three months ended March 31, 2016 and 2015, realized gains and losses were immaterial.

Concentrations of Risk

The functional currency of the company’s Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. At December 31, 2015, there were three legal exchange mechanisms administered by the Venezuelan government. These were the official rate of 6.3, the SICAD rate of approximately 13.5, and the SIMADI rate of approximately 200. Effective March 10, 2016, the Venezuelan government devalued the official rate of 6.3 to 10 VEF per U.S. dollar, eliminated the SICAD rate, and replaced SIMADI with a new exchange mechanism called DICOM. As of March 31, 2016, the DICOM rate was approximately 270 VEF per U.S. dollar.

During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the DICOM rate of approximately 270 VEF per U.S. dollar. Therefore, during the first quarter of 2016, AbbVie recorded a charge of $298 million to net foreign exchange loss to revalue its bolivar-denominated net monetary assets using the DICOM rate of approximately 270 VEF per U.S. dollar.

As of March 31, 2016, after the revaluation, AbbVie’s net monetary assets in Venezuela were less than $10 million. The company cannot predict whether there will be further devaluations of the Venezuelan currency or whether use of the DICOM rate will continue to be supported by evolving facts and circumstances.

The company also continues to do business with foreign governments in certain other oil-exporting countries, including Saudi Arabia and Russia, which have experienced a deterioration in economic conditions. Due to the decline in the price of oil, liquidity issues in certain countries may result in delays in the collection of receivables.

Three U.S. wholesalers accounted for 41% and 51% of total net accounts receivable as of March 31, 2016 and December 31, 2015, respectively, and substantially all of AbbVie’s net revenues in the United States are to these three wholesalers. In addition, net governmental receivables outstanding in Greece, Portugal, Italy, and Spain totaled $567 million at March 31, 2016 and $525 million at December 31, 2015.

HUMIRA® (adalimumab) is AbbVie’s single largest product and accounted for approximately 60% and 62% of AbbVie’s total net revenues in the three months ended March 31, 2016 and 2015, respectively.

Debt and Credit Facilities

In March 2015, AbbVie entered into the bridge loan in support of the then planned acquisition of Pharmacyclics. No amounts were drawn under the bridge loan, which was terminated as a result of the company’s May 2015 issuance of the senior notes. Interest expense, net in the three months ended March 2015 included $59 million of costs related to the bridge loan.

Short-term borrowings include commercial paper borrowings of $400 million at both March 31, 2016 and December 31, 2015. The weighted-average interest rate on outstanding commercial paper borrowings for the three months ended March 31, 2016 and 2015 was 0.6% and 0.3%, respectively.

Note 9         Post-Employment Benefits

The following is a summary of net periodic benefit costs relating to the company’s defined benefit and other post-employment plans for the three months ended March 31, 2016 and 2015:

	Defined benefit plans		Other post- employment plans
(in millions)	2016	2015	2016	2015
Service cost	$ 53	$ 58	$ 7	$ 6
Interest cost	51	56	6	6
Expected return on plan assets	(89)	(81)	—	—
Amortization of actuarial losses and prior service costs	22	34	—	1
Net periodic benefit cost	$ 37	$ 67	$13	$13

Effective December 31, 2015, AbbVie elected to change the method it uses to estimate the service and interest cost components of net periodic benefit costs for the AbbVie Pension Plan and its primary other post-employment benefit plan in the United States as well as certain international defined benefit plans and other post-employment benefit plans. Historically, AbbVie estimated these service and interest cost components of this expense utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In late 2015, AbbVie elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. AbbVie elected to make this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. AbbVie has accounted for this change prospectively as a change in accounting estimate that is inseparable from a change in accounting principle. Based on current economic conditions, this change is expected to reduce AbbVie’s net periodic benefit cost by approximately $41 million in 2016. This change had no effect on the 2015 expense and will not affect the measurement of AbbVie’s total benefit obligations as the change in service cost and interest cost will be completely offset in the actuarial (gain) loss reported.

In the three months ended March 31, 2016 and 2015, AbbVie made voluntary contributions of $202 million and $150 million, respectively, primarily to its domestic defined benefit pension plans.

Note 10  Equity

Stock-Based Compensation

AbbVie grants stock-based awards to qualifying participants pursuant to the AbbVie 2013 Incentive Stock Program (2013 ISP), adopted at the time of the separation from Abbott, which authorized the post-separation grant of several different forms of benefits, including nonqualified stock options, RSAs, RSUs, and various performance-based awards. Under the 2013 ISP, 100 million shares of AbbVie common stock were reserved for issuance with respect to post-separation awards for participants. The AbbVie 2013 ISP also facilitated the assumption of certain awards granted to AbbVie employees under Abbott’s incentive stock program which were adjusted and converted into new Abbott and AbbVie stock-based awards immediately prior to the separation.

Stock-based compensation expense related to awards issued pursuant to the 2013 ISP was $138 million and $119 million for the three months ended March 31, 2016 and 2015, respectively, and was principally classified in SG&A expenses for all periods presented, with the remainder classified in R&D expenses and cost of products sold.

Stock Options

Stock options awarded pursuant to the 2013 ISP typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period. The exercise price is at least equal to 100% of the market value on the date of grant. The fair value is determined using the Black-Scholes model. The weighted-average grant-date fair values of the stock options granted during the three months ended March 31, 2016 and 2015 were $9.25 and $9.96, respectively. Stock-based compensation expense attributable to options during each of the periods presented was not material.

The following table summarizes the activity for AbbVie stock options held by both AbbVie and Abbott employees for the three months ended March 31, 2016:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2015	23,569	$30.64	3.0	$674
Granted	1,109	54.86
Exercised	(3,209)	23.49
Lapsed	(45)	25.73
Outstanding at March 31, 2016	21,424	32.98	3.6	$519
Exercisable at March 31, 2016	19,117	$30.23	3.0	$515

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last day of trading for the three months ended March 31, 2016. The total intrinsic value of options exercised was $102 million and $83 million for the three months ended March 31, 2016 and 2015, respectively.

RSAs & RSUs

RSAs and RSUs awarded pursuant to the 2013 ISP generally vest in one-third increments over a three-year period. AbbVie also grants certain performance-based RSAs and RSUs to its senior executives and other key employees. Outstanding performance-based RSAs and RSUs awarded prior to 2016 have a five-year term and generally vest in one-third increments over a three-year period with vesting contingent upon AbbVie achieving a minimum return on equity (ROE) each year. Recipients are entitled to receive dividends or dividend equivalents as dividends are declared during the vesting term of the award.

Performance-based awards granted in 2016 consist of a combination of performance-vested RSUs and performance shares. The performance-vested RSUs have the potential to vest in one-third increments during a three-year performance period based on AbbVie’s ROE relative to a defined peer group of pharmaceutical, biotech and life sciences companies. Dividend equivalents on performance-vested RSUs accrue during the performance period and are payable at vesting only to the extent that shares are earned. The weighted-average grant-date fair value of RSAs and RSUs (including performance-based awards) generally is determined based on the number of shares granted and the quoted price of AbbVie’s common stock on the date of grant. Upon vesting, the recipient receives one share of AbbVie common stock for each vested award. The performance shares have the potential to vest over a three-year performance period and are earned based on AbbVie’s EPS achievement and AbbVie’s total stockholder return (TSR) (a market condition) relative to a defined peer group of pharmaceutical, biotech and life sciences companies. Dividend equivalents on performance shares accrue during the performance period and are payable at vesting only to the extent that shares are earned. The weighted-average grant-date fair values of performance shares with a TSR market condition are determined using the Monte Carlo simulation model, which assists in estimating the probability of achieving the TSR market condition stipulated in the award grant.

For purposes of determining stock-based compensation expense, AbbVie periodically evaluates whether the performance conditions will be achieved (excluding the market condition). If such performance conditions are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The following table summarizes the activity for the three months ended March 31, 2016 for AbbVie RSA, RSU and performance share awards held by AbbVie and Abbott employees:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2015	12,490	$51.66
Granted	5,189	54.89
Vested	(5,549)	45.72
Lapsed	(231)	53.26
Outstanding at March 31, 2016	11,899	$55.81

The fair market value of RSAs and RSUs vested was $302 million and $310 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, $359 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

Cash Dividends

On February 16, 2016, AbbVie paid a quarterly cash dividend of $0.57 per share of common stock. The dividend was declared by the board of directors on October 30, 2015 and represented an increase of approximately 12% over the previous quarterly rate of $0.51 per share. Additionally, on February 18, 2016, the board of directors declared a quarterly cash dividend of $0.57 per share of common stock. The dividend is payable on May 16, 2016 to stockholders of record at the close of business on April 15, 2016.

On February 13 and May 15, 2015, AbbVie paid quarterly cash dividends of $0.49 and $0.51 per share of common stock, respectively, which were declared by the board of directors on October 20, 2014 and February 19, 2015, respectively. These dividends represented an increase of nearly 17% and approximately 4%, respectively, over the previous quarterly rates of $0.42 per share and $0.49 per share, respectively.

Stock Repurchase Program

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

Under this share repurchase program, AbbVie repurchased approximately 4 million shares for $250 million in the open market during the three months ended March 31, 2015. During the three months ended March 31, 2016, AbbVie settled $300 million of its open market purchases made during the three months ended December 31, 2015. Shares repurchased under these programs are recorded at acquisition cost, including related expenses, and are available for general corporate purposes. AbbVie’s remaining stock repurchase authorization was $1.9 billion as of March 31, 2016.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains on marketable equity securities	Hedging activities	Total
Balance as of December 31, 2015	$(1,270)	$(1,378)	$ 47	$ 40	$(2,561)
Other comprehensive income (loss) before reclassifications	188	1	(24)	(39)	126
Net losses (gains) reclassified from accumulated other comprehensive loss	—	14	(1)	(1)	12
Net current-period other comprehensive income (loss)	188	15	(25)	(40)	138
Balance as of March 31, 2016	$(1,082)	$(1,363)	$ 22	$ —	$(2,423)

Other comprehensive income for the three months ended March 31, 2016 included foreign currency translation adjustments totaling a gain of $188 million, which was principally due to the impact of the improvement in the Euro in the three months ended March 31, 2016 on the translation of the company’s Euro-denominated assets.

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains on marketable equity securities	Hedging activities	Total
Balance as of December 31, 2014	$ (603)	$(1,608)	$3	$177	$(2,031)
Other comprehensive (loss) income before reclassifications	(549)	30	1	87	(431)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	25	—	(30)	(5)
Net current-period other comprehensive (loss) income	(549)	55	1	57	(436)
Balance as of March 31, 2015	$(1,152)	$(1,553)	$4	$234	$(2,467)

Other comprehensive loss for the three months ended March 31, 2015 included foreign currency translation adjustments totaling a loss of $549 million, which was principally driven by the impact of the weakening of the Euro in the three months ended March 31, 2015 on the translation of the company’s Euro-denominated assets.

The table below presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(in millions) (brackets denote gains)	2016	2015
Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$22	$ 35
Less tax benefit	(8)	(10)
Total reclassifications, net of tax	$14	$ 25
Hedging activities
(Gains) on designated cash flow hedges(b)	$ (1)	$(31)
Less tax expense	—	1
Total reclassifications, net of tax	$ (1)	$(30)

(a) Amounts were included in the computation of net periodic benefit cost (see Note 9).

(b) Amounts were included in cost of products sold (see Note 8).

Note 11 Income Taxes

The effective tax rate was 24% and 27% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate in each period differs from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, and business development activities together with the cost of repatriation decisions. The decrease in the effective tax rate for the three months ended March 31, 2016 over the prior year was principally due to changes in the jurisdictional mix of earnings and the benefit of the U.S. research and development credit, as well as certain discrete factors and events, partially offset by the unfavorable impact of the non-deductible devaluation loss related to Venezuela.

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

Note 12 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation at both March 31, 2016 and December 31, 2015 was $166 million. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

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

Several pending lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others are consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi-District Litigation (MDL) Rules as In re: AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission (FTC), generally allege Solvay’s 2006 patent litigation involving AndroGel was sham litigation and the patent litigation settlement agreement and related agreements with three generic companies violate federal and state antitrust laws and state consumer protection and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. These cases include: (a) four individual plaintiff lawsuits; (b) six purported class actions; and (c) Federal Trade Commission v. Actavis, Inc. et al. Following the district court’s dismissal of all plaintiffs’ claims, appellate proceedings led to the reinstatement of the claims regarding the patent litigation settlement, which are proceeding in discovery in the district court. The Attorney General of the State of Alaska has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in these lawsuits.

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

Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. The lawsuits consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by three named direct purchasers of Niaspan and the other brought by ten named end-payor purchasers of Niaspan. The cases are consolidated for pre-trial proceedings in the United States District Court for the Eastern District of Pennsylvania under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. The office of the Attorney General of the State of Alaska has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit.

In September 2014, the FTC filed suit in the United States District Court for the Eastern District of Pennsylvania against AbbVie and others, alleging that the 2011 patent litigation with two generic companies regarding AndroGel was sham litigation and the patent litigation settlement with one of those generic companies violates federal antitrust laws. The FTC’s complaint seeks monetary damages and injunctive relief. In May 2015, the court dismissed the FTC’s claim regarding the patent litigation settlement. The office of the Attorney General of the State of Alaska has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit.

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

Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 3,400 claims are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 185 claims are pending in various state courts. Plaintiffs seek compensatory and punitive damages.

Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Over ninety percent of the approximately 725 claims are pending in the United States District Court for the Southern District of Illinois, and the rest are pending in various other federal and state courts. Plaintiffs seek compensatory and punitive damages.

In November 2014, five individuals filed a putative class action lawsuit on behalf of purchasers and sellers of certain Shire plc (Shire) securities between June 20 and October 14, 2014, against AbbVie and its chief executive officer in the United States District Court for the Northern District of Illinois alleging that the defendants made and/or are responsible for material misstatements in violation of federal securities laws in connection with AbbVie’s proposed transaction with Shire. In March 2016, the court dismissed the case without prejudice, giving plaintiffs until May 2, 2016 to attempt to amend their complaint.

In December 2014, a shareholder derivative lawsuit, Plumbers & Steamfitters Local 60 Pension Plans v. J.P. Morgan Securities LLC, et al., was filed in Delaware Chancery Court, alleging that AbbVie’s directors breached their fiduciary duties in connection with the approval and termination of AbbVie’s proposed transaction with Shire. The plaintiff voluntarily dismissed this case in February 2016.

Note 13 Segment Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie’s net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to customers or through distributors, depending on the market served. The following table details AbbVie’s worldwide net revenues:

	Three months ended March 31,
(in millions)	2016	2015
HUMIRA	$3,577	$3,111
IMBRUVICA	381	—
VIEKIRA	414	231
Lupron	190	192
Synagis	319	335
Synthroid	182	186
Creon	150	127
AndroGel	156	153
Kaletra	133	180
Sevoflurane	111	126
Duodopa	68	53
All other	277	346
Total net revenues	$5,958	$5,040

Note 14 Subsequent Events

Collaboration Agreement With Boehringer Ingelheim

In April 2016, AbbVie acquired all rights to risankizumab (BI 655066), an anti-IL-23 monoclonal biologic antibody in Phase 3 development for psoriasis, from Boehringer Ingelheim (BI) pursuant to a global collaboration agreement. AbbVie is also evaluating the potential of this biologic therapy in Crohn’s disease, psoriatic arthritis, and asthma. In addition to risankizumab, AbbVie also gained rights to an anti-CD40 antibody, BI 655064, currently in Phase 1 development. BI will retain responsibility for further development of BI 655064, and AbbVie may elect to advance the program after completion of certain clinical achievements. The acquired assets include all patents, data, know-how, third-party agreements, regulatory filings, and manufacturing technology related to BI 655066 and BI 655064. In connection with the closing of the transaction in April 2016, AbbVie made an upfront payment of $595 million to BI. Upon the achievement of certain development, regulatory, and commercial milestones, AbbVie could make additional payments of up to $1.6 billion, as well as royalties on net sales.

The company concluded that the acquired assets meet the definition of a business and will account for the transaction as a business combination using the acquisition method of accounting. The company expects to complete a preliminary allocation of the total consideration during the second quarter of 2016, and expects most of the purchase price will be allocated to indefinite-lived intangible assets.

Proposed Acquisition of Stemcentrx, Inc.

In April 2016, AbbVie entered into a definitive agreement to acquire Stemcentrx, Inc. (Stemcentrx), a privately held biotechnology company. The transaction will expand AbbVie’s oncology pipeline by adding the late-stage asset rovalpituzumab tesirine (Rova-T), four additional early-stage clinical compounds in solid tumor indications, and a significant portfolio of pre-clinical assets. Rova-T is currently in registrational trials for small cell lung cancer.

Under the terms of the agreement, AbbVie will acquire all of the outstanding equity interests in Stemcentrx for aggregate upfront consideration of approximately $5.8 billion, consisting of 62.5 million shares of AbbVie common stock and approximately $2.0 billion in cash. The holders of Stemcentrx securities will be eligible to receive up to $4.0 billion in additional payments upon the achievement of certain development and regulatory milestones.

The transaction is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and is expected to close in the second quarter of 2016. Upon closing, AbbVie will account for the transaction as a business combination using the acquisition method of accounting. The company expects most of the purchase price will be allocated to indefinite-lived intangible assets.

In April 2016, AbbVie’s board of directors authorized a $4.0 billion increase to AbbVie’s existing share repurchase program. AbbVie intends to execute an accelerated share repurchase program promptly following the closing of the transaction to reacquire all of the newly-issued equity.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of March 31, 2016 and December 31, 2015 and the results of operations for the three months ended March 31, 2016 and 2015. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”

EXECUTIVE OVERVIEW

Company Overview

AbbVie is a global, research-based biopharmaceutical company formed in 2013 following separation from Abbott Laboratories (Abbott). AbbVie’s mission is to use its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases. AbbVie’s products are focused on treating conditions such as chronic autoimmune diseases in rheumatology, gastroenterology and dermatology; oncology, including blood cancers; virology, including hepatitis C (HCV) and human immunodeficiency virus (HIV); neurological disorders, such as Parkinson’s disease; metabolic diseases, including thyroid disease and complications associated with cystic fibrosis; as well as other serious health conditions. AbbVie also has a pipeline of promising new medicines across such important medical specialties as immunology, virology, oncology and neurology, with additional targeted investment in cystic fibrosis and women’s health.

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

2016 Strategic Objectives

AbbVie’s mission is to be an innovation-driven, patient-focused specialty biopharmaceutical company capable of achieving top-tier financial performance through outstanding execution and a consistent stream of innovative new medicines. AbbVie intends to continue to advance its mission in a number of ways, including (i) growing revenues through continued strong performance from its existing portfolio of on-market products, including its flagship brands, HUMIRA, IMBRUVICA and VIEKIRA PAK, as well as growth from pipeline products; (ii) expanding gross and operating margins; (iii) continued investment in its pipeline in support of opportunities in immunology, oncology, and virology, as well as continued investment in key on-market products; (iv) augmentation of its pipeline through concerted focus on strategic licensing, acquisition and partnering activity with a focus on identifying compelling programs that fit AbbVie’s strategic criteria; and (v) returning cash to shareholders via dividends and share repurchases. In addition, AbbVie anticipates several regulatory submissions and key data readouts from key clinical trials in 2016.

Financial Results

The company’s financial performance for the first quarter of 2016 included delivering worldwide net revenues of $6.0 billion, improved operating margin, and fully diluted earnings per share of $0.83. Worldwide net revenues grew by 22% on a constant currency basis, driven primarily by the continued strength of HUMIRA, both in the United States and internationally, post-acquisition revenues related to IMBRUVICA, market growth and geographic expansion of VIEKIRA and revenue growth from other key products including Creon and Duodopa.

Fully diluted earnings per share was $0.83 for the first quarter of 2016 and included a $298 million foreign exchange loss related to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar, after-tax costs totaling $115 million related to the amortization of acquired intangible assets and the fair market value step-up for acquired inventory incurred in connection with the acquisition of Pharmacyclics, Inc. (Pharmacyclics) on May 26, 2015 and an after-tax charge of $25 million related to the impairment of an intangible asset. AbbVie’s financial performance also reflected an improvement in operating margin to 38% of net revenues, primarily due to a reduction in selling, general and administrative (SG&A) expenses and continued leverage from revenue growth, partially offset by a decline in gross margin to 77% of net revenues primarily due to increased amortization expense and the impact of foreign exchange rates. Financial results for the first quarter of 2016 also reflected continued funding in support of AbbVie’s emerging mid-and late-stage pipeline assets and continued investment in AbbVie’s growth brands.

The company generated cash flows from operations of $2.1 billion for the first quarter of 2016, which AbbVie utilized to pay cash dividends to stockholders of $924 million and settle $300 million of open market share repurchases made at the end of 2015. In February 2016, AbbVie’s board of directors declared a quarterly cash dividend of $0.57 per share of common stock payable in May 2016. In addition, these strong cash flows enabled the company to position itself to continue to enhance its pipeline through licensing and collaboration activities.

In April 2016, AbbVie acquired all rights to risankizumab (BI 655066), an anti-IL-23 monoclonal biologic antibody, from Boehringer Ingelheim (BI) pursuant to a license agreement. In connection with the closing of the transaction in April 2016, AbbVie made an upfront payment of $595 million to BI. In addition, AbbVie entered into a definitive agreement to acquire Stemcentrx, Inc. (Stemcentrx), a privately held biotechnology company. Under the terms of the agreement, AbbVie will acquire all of the outstanding equity interests in Stemcentrx for aggregate upfront consideration of approximately $5.8 billion, consisting of 62.5 million shares of AbbVie common stock and approximately $2.0 billion in cash. The acquisition is expected to close in the second quarter of 2016. In addition, AbbVie’s board of directors authorized a $4.0 billion increase to AbbVie’s existing share repurchase program. AbbVie intends to execute an accelerated share repurchase program promptly following the closing of the transaction to reacquire all of the newly-issued equity.

In addition to these financial results, AbbVie continued to advance and augment its pipeline as further described below under the heading “Research and Development.”

Research and Development

Research and innovation are the cornerstones of AbbVie’s business as a global biopharmaceutical company. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.

AbbVie’s pipeline currently includes more than 50 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology, virology, and neurology along with targeted investments in renal disease, cystic fibrosis, and women’s health. Of these programs, more than 30 are in mid- and late-stage development.

The following sections summarize transitions of significant programs from Phase 2 development to Phase 3 development as well as developments in significant Phase 3 and registration programs. AbbVie expects multiple Phase 2 programs to transition into Phase 3 programs during 2016.

Significant Clinical Programs Approved or Submitted

AbbVie submitted for review or received approval for the following significant late-stage development programs in 2016:

Immunology

•                  In April 2016, AbbVie announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) granted a positive opinion for HUMIRA (adalimumab) for the treatment of pediatric patients aged six years or older, with moderate to severely active Crohn’s disease. HUMIRA is currently approved in the European Union (EU) for pediatric patients with severe active Crohn’s disease. If the variation to the current marketing authorization for HUMIRA in these patients is approved, the authorization will be valid in all 28 member states of the EU, as well as Iceland, Liechtenstein and Norway.

Oncology

•                  In April 2016, the U.S. Food and Drug Administration (FDA) granted accelerated approval of Venclexta (venetoclax) tablets for patients diagnosed with chronic lymphocytic leukemia (CLL) with 17p deletion who have received at least one prior therapy. In January 2016, AbbVie announced that the EMA validated its marketing authorization application for venetoclax for the treatment of patients with CLL with 17p deletion or TP53 mutation. Additionally, in January 2016, the FDA granted two additional Breakthrough Therapy Designations for venetoclax: (i) in combination with rituximab for the treatment of patients with relapsed/refractory CLL, including patients with chromosome 17p deletion; and (ii) in combination with hypomethylating agents for the treatment of patients with untreated (treatment-naïve) acute myeloid leukemia (AML) who are ineligible to receive standard induction therapy (high-dose chemotherapy). In February 2016, AbbVie announced that the EMA granted Orphan Drug Designation (ODD) to venetoclax for the treatment of AML. The FDA also recently granted venetoclax ODD for the treatment of patients with AML.

•                  In February 2016, the FDA granted IMBRUVICA ODD for the treatment of patients with extranodal marginal zone lymphoma.

•                  In March 2016, AbbVie announced that the FDA approved IMBRUVICA as a first-line treatment for patients with CLL. The approval was based on data from the Phase 3 RESONATE™-2 trial, which evaluated efficacy and safety of IMBRUVICA versus traditional chemotherapy, chlorambucil, in treatment-naïve patients with CLL or small lymphocytic leukemia. This is the first FDA-approved chemotherapy-free treatment option for first-line CLL patients and the 5th approved treatment indication for IMBRUVICA. This indication is also currently under regulatory review by the EMA.

Virology/Liver Disease

•                  In February 2016, AbbVie announced that the CHMP granted a positive opinion for the use of VIEKIRAX (ombitasvir/paritaprevir/ritonavir tablets) + EXVIERA (dasabuvir tablets) without ribavirin (RBV) in chronic HCV infected genotype 1b (GT1b) patients with compensated cirrhosis (Child-Pugh A). In April 2016, AbbVie announced that the FDA approved VIEKIRA PAK (ombitasvir, paritaprevir, ritonavir tablets; dasabuvir tablets) without RBV in patients with GT1b chronic HCV infection and compensated cirrhosis (Child-Pugh A).

Other Significant Developments

•                  In January 2016, AbbVie announced the initiation of the first of two planned Phase 3 studies evaluating the safety and efficacy of elagolix in the treatment of patients with uterine fibroids. AbbVie will make a milestone payment of $15 million to Neurocrine Biosciences, Inc., AbbVie’s collaboration partner, upon enrollment of the first patient. Elagolix is also in Phase 3 development for endometriosis.

For a more comprehensive discussion of AbbVie’s products and pipeline, refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2015. See also Note 4 entitled “Licensing, Acquisitions and Other Arrangements” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” for further information relating to the acquisition of Pharmacyclics and the collaboration with BI. Refer also to Note 5 entitled “Collaboration with Janssen Biotech, Inc.” of the Notes to Condensed Consolidated Financial Statements for further information regarding the collaboration with Janssen.

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

			Percent change
	Three months ended March 31,		At actual	At constant
(in millions)	2016	2015	currency rates	currency rates
United States	$3,494	$2,650	32%	32%
International	2,464	2,390	3%	12%
Net revenues	$5,958	$5,040	18%	22%

The following table summarizes AbbVie’s worldwide net revenues:

			Percent change
	Three months ended March 31,		At actual	At constant
(in millions)	2016	2015	currency rates	currency rates
HUMIRA
United States	$2,195	$1,664	32%	32%
International	1,382	1,447	(5)%	5%
Total	$3,577	$3,111	15%	19%
IMBRUVICA
United States	$ 325	$ —	n/a	n/a
Collaboration revenues	56	—	n/a	n/a
Total	$ 381	$ —	n/a	n/a
VIEKIRA
United States	$ 125	$ 138	(9)%	(9)%
International	289	93	n/m	n/m
Total	$ 414	$ 231	79%	87%
Lupron
United States	$ 151	$ 150	1%	1%
International	39	42	(7)%	4%
Total	$ 190	$ 192	(1)%	2%
Synagis
International	$ 319	$ 335	(5)%	2%
Synthroid
United States	$ 182	$ 186	(2)%	(2)%
Creon
United States	$ 150	$ 127	18%	18%
AndroGel
United States	$ 156	$ 153	2%	2%
Kaletra
United States	$ 33	$ 41	(20)%	(20)%
International	100	139	(28)%	(19)%
Total	$ 133	$ 180	(26)%	(19)%
Sevoflurane
United States	$ 17	$ 18	(1)%	(1)%
International	94	108	(14)%	(6)%
Total	$ 111	$ 126	(12)%	(5)%
Duodopa
United States	$ 7	$ n/m	n/m	n/m
International	61	53	17%	24%
Total	$ 68	$ 53	30%	37%
All other	$ 277	$ 346	(20)%	(18)%
Total net revenues	$5,958	$5,040	18%	22%

n/m – Not meaningful.

n/a – Not applicable.

The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.

Global HUMIRA sales for the first quarter of 2016 increased 19% primarily as a result of market growth across therapeutic categories and geographies and favorable pricing in certain geographies. In the United States, HUMIRA revenues increased 32% driven by prescription volume, favorable pricing, and market growth across all indications. Internationally, HUMIRA revenues increased 5%, driven primarily by growth across indications in certain geographies. AbbVie continues to pursue several new indications to help further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.

Net revenues for IMBRUVICA represent product revenues in the United States as well as collaboration revenues related to AbbVie’s 50% share of IMBRUVICA profit outside of the United States following the completion of the acquisition of Pharmacyclics on May 26, 2015. AbbVie expects IMBRUVICA will be a significant contributor to revenue growth in 2016.

Global VIEKIRA sales for the first quarter of 2016 increased 87% primarily as a result of market growth in approved markets and geographic expansion. International revenues for the first quarter of 2016 reflect sales in additional geographies where the product was approved subsequent to March 31, 2015. In the United States, sales decreased 9% primarily due to lower market share and pricing resulting from a new market entrant in the first quarter of 2016.

Synagis is a seasonal product with the majority of sales occurring in the first and fourth quarters. Synagis revenues for the first quarter of 2016 increased 2% due to increased product uptake in select markets.

Sales for Creon for the first quarter of 2016 increased 18%, driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market.

Global Kaletra sales for the first quarter of 2016 declined 19% primarily due to lower market share resulting from the impact of increasing competition in the HIV marketplace.

Net revenues for Duodopa increased 37% for the first quarter of 2016 primarily as a result of market growth and geographic expansion. Duopa was approved in the United States in January 2015. AbbVie expects net revenues for Duopa in the United States will continue to gradually increase as the product gains acceptance in the marketplace.

Gross Margin

	Three months ended March 31,		Percent
(in millions)	2016	2015	change
Gross margin	$4,589	$4,098	12%
as a % of net revenues	77%	81%

Gross margin as a percentage of net revenues decreased in the first quarter of 2016 compared to the first quarter of 2015 primarily due to higher amortization expense related to the amortization of intangible assets and the fair market value step-up for inventory in connection with the acquisition of Pharmacyclics. Gross margin also included a $39 million charge related to the impairment of an intangible asset in the first quarter of 2016.

Selling, General and Administrative

	Three months ended March 31,		Percent
(in millions)	2016	2015	change
Selling, general and administrative	$1,355	$1,473	(8)%
as a % of net revenues	23%	29%

SG&A expenses as a percentage of net revenues declined in the first quarter of 2016 compared to the first quarter of 2015 due primarily the continued leverage from revenue growth in the first quarter of 2016. SG&A expenses in the first quarter of 2015 included $101 million of costs associated with the separation from Abbott.

Research and Development and Acquired In-Process Research and Development

	Three months ended March 31,		Percent
(in millions)	2016	2015	change
Research and development	$946	$811	17%
as a % of net revenues	16%	16%
Acquired in-process research and development	$ 10	$127	(92)%

R&D expenses in the first quarter of 2016 reflected added funding to support the company’s emerging mid- and late-stage pipeline assets and the impact of the post-acquisition R&D expenses of Pharmacyclics.

IPR&D expenses in the first quarter of 2015 included a charge of $100 million as a result of entering into an exclusive worldwide license agreement with C2N Diagnostics (C2N) to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders.

Other Non-Operating Expenses

Interest expense, net for the first quarter of 2016 was $200 million, and was comprised primarily of interest expense on outstanding debt. Interest expense, net for the first quarter of 2016 increased due to the May 2015 issuance of $16.7 billion aggregate principal amount of senior notes, which were issued primarily to finance the acquisition of Pharmacyclics. Interest expense, net for the first quarter of 2015 was $126 million and included $59 million of financing related fees incurred in connection with the acquisition of Pharmacyclics.

Net foreign exchange loss for the first quarter of 2016 was $302 million and primarily included losses totaling $298 million related to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. Refer to Note 8 entitled “Financial Instruments and Fair Value Measures” of the Notes to Condensed Consolidated Financial Statements for further information regarding the Venezuelan devaluation. Net foreign exchange loss for the first quarter of 2015 was $164 million and included losses totaling $170 million to reflect the completed liquidation of the company’s remaining foreign currency positions related to the terminated proposed combination with Shire plc.

Income Tax Expense

The effective tax rate was 24% and 27% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate in each period differs from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, and business development activities together with the cost of repatriation decisions. The decrease in the effective tax rate for the three months ended March 31, 2016 over the prior year was principally due to changes in the jurisdictional mix of earnings and the benefit of the U.S. research and development credit, as well as certain discrete factors and events, partially offset by the unfavorable impact of the non-deductible devaluation loss related to Venezuela.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
(in millions)	2016	2015
Cash flows provided by/(used in):
Operating activities	$ 2,128	$1,585
Investing activities	$ (1,458)	$ (873)
Financing activities	$ (1,219)	$ (930)

Cash flows provided by operations for the three months ended March 31, 2016 were $2.1 billion compared to $1.6 billion for the three months ended March 31, 2015. The increase was primarily due to improved results of operations due to revenue growth and an improvement in operating margin. For the three months ended March 31, 2016 and 2015, cash provided by operating activities also reflected AbbVie’s voluntary contributions of $202 million and $150 million, respectively, primarily to its domestic defined benefit plans. Realized excess tax benefits associated with stock-based compensation totaled $27 million and $39 million for the three months ended March 31, 2016 and 2015, respectively, and were presented in the condensed consolidated statements of cash flows as an outflow within the operating section and an inflow within the financing section.

Investing activities for the three months ended March 31, 2016, primarily included net purchases of marketable securities totaling $1.3 billion. For the three months ended March 31, 2015, investing activities included cash outflows related to acquisitions and investments of $736 million, including a $500 million payment to Calico Life Sciences LLC and $100 million related to an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders. Cash flows from investing activities for the three months ended March 31, 2016 and 2015 also reflected capital expenditures.

During the three months ended March 31, 2016 and 2015, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $400 million at both March 31, 2016 and December 31, 2015. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed. During the three months ended March 31, 2015, the company paid $59 million of costs relating to an $18 billion, 364-Day Bridge Term Loan Credit Agreement (the bridge loan). No amounts were drawn under the bridge loan, which was terminated as a result of the company’s May 2015 issuance of $16.7 billion aggregate principal amount of senior notes.

Cash dividend payments totaled $924 million and $786 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash dividend payments was primarily due to an increase in the dividend rate as well as an increase in shares issued and outstanding as a result of the Pharmacyclics acquisition. On February 18, 2016, the board of directors declared a quarterly cash dividend of $0.57 per share of common stock for stockholders of record at the close of business on April 15, 2016, payable on May 16, 2016. The timing, declaration, amount of, and payment of any dividends is within the discretion of AbbVie’s board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors.

In October 2014, AbbVie’s board of directors authorized a new $5.0 billion stock repurchase program, which was effective immediately and superseded the previous authorization. In March 2015, the board of directors authorized a $5.0 billion increase to the existing stock repurchase program in anticipation of executing an accelerated share repurchase agreement in connection with the acquisition of Pharmacyclics. Under this program, AbbVie repurchased approximately 4 million shares for $250 million in the open market during the three months ended March 31, 2015. During the three months ended March 31, 2016, AbbVie settled $300 million of its open market purchases made during the three months ended December 31, 2015. The program has no time limit and can be discontinued at any time. AbbVie’s remaining stock repurchase authorization was $1.9 billion as of March 31, 2016.

Cash and equivalents for the three months ended March 31, 2016 and 2015 were also negatively impacted by net unfavorable exchange rate changes totaling $294 million and $224 million, respectively. The unfavorable exchange rate changes in 2016 were primarily due to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. The unfavorable exchange rate changes in 2015 were principally due to the weakening of the Euro and other foreign currencies on the translation of the company’s Euro-denominated assets and cash denominated in foreign currencies. While a significant portion of cash and equivalents at March 31, 2016 were considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the amount of undistributed earnings at March 31, 2016 have been reinvested indefinitely.

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

The company continues to do business with foreign governments in certain oil-exporting countries, which have experienced a deterioration in economic conditions, including Saudi Arabia and Russia. Outstanding net governmental receivables related to Saudi Arabia and Russia were $158 million and $121 million, respectively as of March 31, 2016. Due to the decline in the price of oil, liquidity issues in certain countries may result in delays in the collection of receivables. Global economic conditions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Currently, AbbVie does not believe the economic conditions in oil-exporting countries will have a material impact on the company’s liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of March 31, 2016.

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At March 31, 2016, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were not material. There were no amounts outstanding under the credit facility as of March 31, 2016 and December 31, 2015.

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

Credit Ratings

On April 28, 2016, following the announcement of the proposed acquisition of Stemcentrx, Standard & Poor’s Rating Services (S&P) lowered AbbVie’s corporate credit rating and senior unsecured debt rating to “A-” from “A”. AbbVie’s “A-1” commercial paper rating remained unchanged. S&P revised its ratings outlook to “stable” from “negative”. Additionally, Moody’s Investor Service placed its Baa1 senior unsecured long-term rating under review for downgrade and affirmed AbbVie’s Prime-2 short-term rating. There were no additional changes in the company’s credit ratings in the three months ended March 31, 2016.

Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact the company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of the company’s significant accounting policies is included in Note 2 entitled “Summary of Significant Accounting Policies” to the company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the company’s application of its critical accounting policies during the three months ended March 31, 2016.

FORWARD-LOOKING STATEMENTS

Some statements in this quarterly report on Form 10-Q may be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, and changes to laws and regulations applicable to our industry. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2015, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

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

FOREIGN CURRENCY RISK

AbbVie’s primary net foreign currency exposures are the Euro, Japanese yen, and British pound. Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated transactions denominated in a currency other than the functional currency of the local entity. These contracts were designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and were marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive loss in AbbVie’s condensed consolidated balance sheets. The duration of these forward exchange contracts were generally less than eighteen months. Deferred gains or losses on these contracts are included in cost of products sold at the time the products are sold to a third party, generally not exceeding six months from the date of settlement. At March 31, 2016 and December 31, 2015, AbbVie held $3.2 billion and $1.5 billion, respectively, in notional amounts of such contracts.

AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts, which were not designated as hedges, were marked-to-market, and resulting gains or losses were reflected in net foreign exchange loss on AbbVie’s condensed consolidated statements of earnings and were generally offset by losses or gains on the foreign currency exposure being managed. At March 31, 2016 and December 31, 2015, AbbVie held notional amounts of $7.1 billion and $6.8 billion, respectively, of such foreign currency forward exchange contracts.

The following table reflects the total foreign currency forward contracts outstanding at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$ 7,319	1.123	$(11)	$5,880	1.103	$ 34
Japanese yen	779	112.9	(2)	853	120.9	(2)
British pound	456	1.441	1	163	1.496	1
All other currencies	1,828	N/A	(44)	1,387	N/A	8
Total	$10,382		$(56)	$8,283		$ 41

The company estimates that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $1.1 billion at March 31, 2016. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. A 10% appreciation is believed to be a reasonably possible near-term change in foreign currencies. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange.

The functional currency of the company’s Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. At December 31, 2015, there were three legal exchange mechanisms administered by the Venezuelan government. These were the official rate of 6.3, the SICAD rate of approximately 13.5, and the SIMADI rate of approximately 200. Effective March 10, 2016, the Venezuelan government devalued the official rate of 6.3 to 10 VEF per U.S. dollar, eliminated the SICAD rate, and replaced SIMADI with a new exchange mechanism called DICOM. As of March 31, 2016, the DICOM rate was approximately 270 VEF per U.S. dollar. During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the DICOM rate of approximately 270 VEF per U.S. dollar. The revaluation of the company’s bolivar-denominated net monetary assets resulted in a $298 million charge to AbbVie’s results of operations in the first quarter of 2016. As of March 31, 2016, after the revaluation, AbbVie’s net monetary assets in Venezuela were less than $10 million.

The company cannot predict whether there will be further devaluations of the Venezuelan currency or whether use of the DICOM rate will continue to be supported by evolving facts and circumstances.

INTEREST RATE RISK

Interest rate swaps are used to manage the company’s exposure of changes in interest rates on the fair value of fixed-rate debt. The effect of these hedges is to change the fixed interest rate to a variable rate. AbbVie does not use derivative instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for investment securities. At March 31, 2016 and December 31, 2015, AbbVie had interest rate hedge contracts totaling $11.0 billion and $11.0 billion, respectively. The company estimates that an increase in the interest rates of 100-basis points would decrease the fair value of AbbVie’s interest rate swap contracts by approximately $455 million at March 31, 2016. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100-basis points in long-term interest rates would decrease the fair value of long-term debt by $1.9 billion at March 31, 2016.

MARKET PRICE RISK

AbbVie’s main exposure to market price risk is on the debt investment portfolio (the portfolio), which is subject to changes in fair value as a result of interest rate fluctuations and other market factors. It is AbbVie’s policy to mitigate market price risk by maintaining a diversified portfolio that limits the amount of exposure to a particular issuer and security type while placing limits on the amount of time to maturity. AbbVie’s investment policy limits investments to investment grade credit ratings. The company estimates that an increase in the interest rates of 100 basis points would decrease the fair value of the portfolio by approximately $3 million at March 31, 2016. If realized, the fair value reduction would affect earnings in the period incurred.

AbbVie also holds equity securities in other pharmaceutical and biotechnology companies that are traded on public stock exchanges. A hypothetical 20% decrease in the share prices of these investments would decrease the fair value of these investments by $12 million at March 31, 2016. A 20% decrease is believed to be a reasonably possible near-term change in share prices.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended March 31, 2016.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 – January 31, 2016	107,060	(1)	$37.88	—	$1,927,160,135	(2)
February 1, 2016 – February 29, 2016	97,228	(1)	$38.30	—	$1,927,160,135	(2)
March 1, 2016 – March 31, 2016	2,006	(1)	$39.85	—	$1,927,160,135	(2)
Total	206,294	(1)	$38.09	—	$1,927,160,135	(2)

1.             These shares represent:

(i)             the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 107,060 in January; 97,228 in February; and 2,006 in March; and

(ii)          there were no shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan for the three months ended March 31, 2016.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.             On October 20, 2014, AbbVie announced that its board of directors authorized the purchase of up to $5.0 billion of its common stock. In March 2015, the board of directors authorized a $5.0 billion increase to this repurchase program in anticipation of executing an accelerated share repurchase agreement in connection with the acquisition of Pharmacyclics, Inc. Purchases of AbbVie shares under this program may be made from time to time at management’s discretion. The program has no time limit and can be discontinued at any time.

ITEM 6.   EXHIBITS

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ William J. Chase
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: May 6, 2016

EXHIBIT INDEX

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1	Form of AbbVie Inc. Non-Employee Director Restricted Stock Unit Agreement.*

10.2	Form of AbbVie Inc. Non-Qualified Stock Option Agreement.*

10.3	Form of AbbVie Inc. Retention Restricted Stock Unit Agreement - Cliff Vesting.*

10.4	Form of AbbVie Inc. Retention Restricted Stock Unit Agreement - Ratable Vesting.*

10.5	Form of AbbVie Inc. Retention Restricted Stock Agreement - Cliff Vesting.*

10.6	Form of AbbVie Inc. Retention Restricted Stock Agreement - Ratable Vesting.*

10.7	Form of AbbVie Inc. Performance Share Award Agreement.*

10.8	Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement.*

12.1	Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 6, 2016, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*  Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.