Form 10-Q
period 2016-06-30
AbbVie Inc.
filed 2016-08-05
CIK 1551152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File No. 001-35565

AbbVie Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0375147
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

As of June 30, 2016, AbbVie Inc. had 1,628,542,359 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

2016 Form 10-Q |  | 1

PART I.                         FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Net revenues	$6,452	$5,475	$12,410	$10,515

Cost of products sold	1,405	916	2,774	1,858
Selling, general and administrative	1,466	1,703	2,821	3,176
Research and development	1,124	981	2,070	1,792
Acquired in-process research and development	70	23	80	150
Total operating costs and expenses	4,065	3,623	7,745	6,976
Operating earnings	2,387	1,852	4,665	3,539

Interest expense, net	225	164	425	290
Net foreign exchange loss	15	14	317	178
Other expense (income), net	51	(4)	51	(3)
Earnings before income tax expense	2,096	1,678	3,872	3,074
Income tax expense	486	312	908	686
Net earnings	$1,610	$1,366	$ 2,964	$ 2,388

Per share data
Basic earnings per share	$ 0.99	$ 0.84	$ 1.82	$ 1.48
Diluted earnings per share	$ 0.98	$ 0.83	$ 1.81	$ 1.47
Cash dividends declared per common share	$ 0.57	$ 0.51	$ 1.14	$ 1.02

Weighted-average basic shares outstanding	1,624	1,620	1,620	1,608
Weighted-average diluted shares outstanding	1,632	1,633	1,629	1,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

2016 Form 10-Q |  |  2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Net earnings	$1,610	$1,366	$2,964	$2,388

Foreign currency translation adjustments, net of tax (benefit) expense of ($21) and $21 for the three months ended June 30, 2016 and 2015, respectively, and $20 and ($108) for the six months ended June 30, 2016 and 2015, respectively	(55)	133	133	(416)
Pension and post-employment benefits, net of tax expense of $7 and $8 for the three months ended June 30, 2016 and 2015, respectively, and $15 and $18 for the six months ended June 30, 2016 and 2015, respectively	18	13	33	68
Unrealized gains on marketable equity securities, net of tax (benefit) expense of ($1) and $1 for the three months ended June 30, 2016 and 2015, respectively, and ($8) and $1 for the six months ended June 30, 2016 and 2015, respectively	32	8	7	9
Hedging activities, net of tax expense (benefit) of $3 and ($1) for the three months ended June 30, 2016 and 2015, respectively, and ($4) and ($2) for the six months ended June 30, 2016 and 2015, respectively	38	(61)	(2)	(4)
Other comprehensive income (loss)	33	93	171	(343)
Comprehensive income	$1,643	$1,459	$3,135	$2,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

2016 Form 10-Q |  |  3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets
Cash and equivalents	$ 6,327	$ 8,399
Short-term investments	1,675	8
Accounts receivable, net	5,048	4,730
Inventories, net	1,756	1,719
Prepaid expenses and other	1,985	1,458
Total current assets	16,791	16,314

Investments	1,400	145
Property and equipment, net	2,618	2,565
Intangible assets, net of accumulated amortization	29,450	19,709
Goodwill	15,507	13,168
Other assets	1,445	1,149
Total assets	$67,211	$53,050

Liabilities and Equity
Current liabilities
Short-term borrowings	$ 494	$ 406
Current portion of long-term debt and lease obligations	23	2,025
Accounts payable and accrued liabilities	8,755	8,463
Total current liabilities	9,272	10,894

Long-term debt and lease obligations	37,328	29,240
Deferred income taxes	7,180	5,276
Other long-term liabilities	7,791	3,695

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, authorized 4,000,000,000 shares, issued 1,761,253,463 and 1,749,027,140 shares as of June 30, 2016 and December 31, 2015, respectively	18	17
Common stock held in treasury, at cost, 132,711,104 and 139,134,205 shares as of June 30, 2016 and December 31, 2015, respectively	(8,383)	(8,839)
Additional paid-in capital	13,046	13,080
Retained earnings	3,349	2,248
Accumulated other comprehensive loss	(2,390)	(2,561)
Total stockholders’ equity	5,640	3,945

Total liabilities and equity	$67,211	$53,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

2016 Form 10-Q |  |  4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2016	2015
Cash flows from operating activities
Net earnings	$ 2,964	$ 2,388
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	211	194
Amortization of intangible assets	346	154
Change in fair value of contingent consideration	41	—
Stock-based compensation	209	174
Upfront costs and milestones related to collaborations	150	150
Devaluation loss related to Venezuela	298	—
Other, net	74	395
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(194)	(588)
Inventories	—	(160)
Prepaid expenses and other assets	(142)	301
Accounts payable and other liabilities	89	409
Cash flows from operating activities	4,046	3,417

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(2,455)	(11,488)
Other acquisitions and investments	(132)	(794)
Acquisitions of property and equipment	(252)	(260)
Purchases of investment securities	(4,020)	(851)
Sales and maturities of investment securities	1,103	9
Cash flows from investing activities	(5,756)	(13,384)

Cash flows from financing activities
Net change in short-term borrowings	88	(425)
Proceeds from issuance of long-term debt	7,771	16,655
Repayments of long-term debt and lease obligations	(2,005)	(11)
Debt issuance cost	(52)	(179)
Dividends paid	(1,851)	(1,604)
Purchases of treasury stock	(4,212)	(5,344)
Proceeds from the exercise of stock options	169	101
Other, net	37	46
Cash flows from financing activities	(55)	9,239

Effect of exchange rate changes on cash and equivalents	(307)	(220)
Net decrease in cash and equivalents	(2,072)	(948)
Cash and equivalents, beginning of period	8,399	8,348

Cash and equivalents, end of period	$ 6,327	$ 7,400
Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	$ 3,923	$ 8,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

2016 Form 10-Q |  |  5

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

It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the company’s financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results. Certain reclassifications were made to conform the prior period interim condensed consolidated financial statements to the current period presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs–Contracts with Customers (Subtopic 340-40). The amendments in this standard supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) modified retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU No. 2015-4, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities. Accordingly, this standard will be effective for AbbVie starting with the first quarter of 2018. Early application is permitted for AbbVie only for annual reporting periods starting with the first quarter of 2017. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements and the implementation approach to be used.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except

2016 Form 10-Q |  |  6

those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net earnings. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard will be effective for AbbVie starting with the first quarter of 2018. The standard does not permit early adoption with the exception of certain targeted provisions. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

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

In March 2016, FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under the new guidance, excess tax benefits associated with share-based awards will be recognized in the statement of earnings when the awards vest or settle, rather than in stockholders’ equity. In addition, the standard will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The standard also permits entities to make a policy election to account for forfeitures as they occur as well as clarifies the statement of cash flows presentation for certain components of share-based awards. The guidance will be effective for AbbVie starting with the first quarter of 2017. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

Note 2  Supplemental Financial Information

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Interest expense	$245	$172	$460	$304
Interest income	(20)	(8)	(35)	(14)
Interest expense, net	$225	$164	$425	$290

Interest expense, net for the three and six months ended June 30, 2016 increased due to the May 2015 issuance of $16.7 billion aggregate principal amount of senior notes, which were issued primarily to finance the acquisition of Pharmacyclics, Inc. (Pharmacyclics), as well as the May 2016 issuance of $7.8 billion aggregate principal amount of senior notes, which were issued primarily to finance the acquisition of Stemcentrx, Inc. (Stemcentrx) and to repay the company’s outstanding $2.0 billion term loan maturing in November 2016. These increases were partially offset by the absence of bridge financing-related costs of $27 million and $86 million for the three and six months ended June 30, 2015, respectively, incurred in connection with the acquisition of Pharmacyclics. Refer to Note 4 for additional information related to the acquisitions of Stemcentrx and Pharmacyclics.

Inventories

(in millions)	June 30, 2016	December 31, 2015
Finished goods	$ 556	$ 469
Work-in-process	1,068	1,081
Raw materials	132	169
Inventories, net	$1,756	$1,719

Inventories, net as of June 30, 2016 and December 31, 2015 included $246 million and $356 million acquired through the acquisition of Pharmacyclics on May 26, 2015. The amortization of the fair market value step-up for acquired inventory was included in cost of

2016 Form 10-Q |  |  7

products sold in the condensed consolidated statements of earnings. The related amortization was $46 million and $91 million for the three and six months ended June 30, 2016, respectively, and was $19 million for both the three and six months ended June 30, 2015, respectively.

Property and Equipment

(in millions)	June 30, 2016	December 31, 2015
Property and equipment, gross	$7,601	$7,334
Less accumulated depreciation	(4,983)	(4,769)
Property and equipment, net	$2,618	$2,565

Depreciation expense for the three months ended June 30, 2016 and 2015 was $108 million and $104 million, respectively, and was $211 million and $194 million for the six months ended June 30, 2016 and 2015, respectively.

Note 3  Earnings Per Share

AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive. As such, the dilutive effect of unvested restricted stock units (RSUs) and restricted stock awards (RSAs) of approximately 2 million and 3 million shares for the three and six months ended June 30, 2016, respectively, were excluded from the denominator for the calculation of diluted EPS. These awards otherwise would have been included in the calculation of EPS under the treasury stock method. Additionally, all earnings (distributed and undistributed) allocable to participating securities, including performance-based awards not otherwise included in the calculation of EPS under the treasury stock method, were excluded from the numerator for the calculation of basic and diluted earnings per share under the two-class method. Earnings allocable to participating securities for the three and six months ended June 30, 2016 were $8 million and $15 million, respectively. The dilutive effect of unvested RSUs and RSAs excluded from the denominator for the calculation of diluted EPS for both the three and six months ended June 30, 2015 were approximately 3 million shares, respectively. Earnings allocable to participating securities for the three and six months ended June 30, 2015 were $7 million and $11 million, respectively.

As further described in Note 10, AbbVie entered into and executed a $3.8 billion and a $5.0 billion accelerated share repurchase agreement (ASR) with two separate third party financial institutions on June 1, 2016 and May 26, 2015, respectively. For purposes of calculating EPS for the periods presented, AbbVie reflected both ASRs as a repurchase of AbbVie common stock and as a forward contract indexed to its own common stock in the relevant periods.

Certain common shares, including shares expected to be received under the final settlement of the ASRs and certain shares issuable under stock-based compensation plans, were excluded from the computation of EPS because the effect would have been antidilutive.  The number of common shares excluded were not material for any period presented.

Note 4  Licensing, Acquisitions and Other Arrangements

Acquisition of Stemcentrx

On June 1, 2016, AbbVie acquired all of the outstanding equity interests in Stemcentrx, a privately held biotechnology company. The transaction expands AbbVie’s oncology pipeline by adding the late-stage asset rovalpituzumab tesirine (Rova-T), four additional early-stage clinical compounds in solid tumor indications, and a significant portfolio of pre-clinical assets. Rova-T is currently in registrational trials for small cell lung cancer.

2016 Form 10-Q |  |  8

The aggregate upfront consideration for the acquisition of Stemcentrx consisted of approximately 62.4 million shares of AbbVie common stock, issued from common stock held in treasury, valued at $3.9 billion and $1.9 billion in cash. In addition, AbbVie paid $65 million to holders of unvested Stemcentrx options where the vesting of those awards was accelerated as a result of the acquisition and such acceleration was attributable to the post-combination service period. This payment was recorded as post-acquisition stock-based compensation expense. AbbVie may make up to $4.0 billion in additional payments upon the achievement of certain development and regulatory milestones. The acquisition-date fair value of the contingent consideration totaled $370 million and was classified as other long-term liabilities and was estimated using a combination of probability-weighted discounted cash flow models and Monte Carlo simulation models. The estimate is based on significant inputs that are not observable in the market, referred to as Level 3 inputs, as described in more detail in Note 8. The total consideration for the acquisition of Stemcentrx was $6.2 billion and is summarized as follows:

(in millions)
Cash	$1,860
Fair value of AbbVie common stock	3,923
Contingent consideration	370
Total consideration	$6,153

The acquisition of Stemcentrx has been accounted for as a business combination using the acquisition method of accounting. This method required, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. A preliminary purchase price allocation has been made and the recorded amounts are subject to change. Finalization of valuation efforts could result in a change in the amounts recorded for the acquisition-date fair value of contingent consideration, intangible assets, goodwill, and associated deferred tax liabilities. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year from the acquisition date.

The following table summarizes preliminary fair values of assets acquired and liabilities assumed as of the June 1, 2016 acquisition date:

(in millions)
Assets acquired and liabilities assumed
Accounts receivable	$ 1
Prepaid expenses and other	7
Property and equipment	17
Intangible assets - Indefinite-lived research and development	5,770
Accounts payable and accrued liabilities	(31)
Deferred income taxes	(1,855)
Other long-term liabilities	(7)
Total identifiable net assets	3,902
Goodwill	2,251
Total assets acquired and liabilities assumed	$6,153

Intangible assets relate to acquired in-process research and development (IPR&D) for Rova-T, four additional early-stage clinical compounds in solid tumor indications, and several additional pre-clinical compounds. The estimated fair value of the acquired IPR&D was determined using the multi-period excess earnings model of the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated annual cash flows for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the regulatory approval probabilities, commercial success risks, competitive landscape, as well as other factors.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized.

2016 Form 10-Q |  |  9

Specifically, the goodwill recognized from the acquisition of Stemcentrx includes expected synergies, including the ability to leverage the respective strengths of each business, expanding the combined company’s product portfolio, acceleration of clinical and commercial presence in oncology, establishment of a strong leadership position in oncology and impacted by establishing a deferred tax liability for the acquired identifiable intangible assets which have no tax basis. The goodwill is not deductible for tax purposes.

From the acquisition date through June 30, 2016, AbbVie’s condensed consolidated statements of earnings included immaterial net revenues and an operating loss of $90 million associated with the acquisition. The operating loss included $65 million of post-acquisition stock-based compensation expense related to the acceleration of vesting of Stemcentrx options.

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of AbbVie and Stemcentrx for the three and six months ended June 30, 2016 and 2015 as if the acquisition of Stemcentrx had occurred on January 1, 2015:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share information)	2016	2015	2016	2015
Net revenues	$6,454	$5,479	$12,413	$10,521
Net earnings	$1,649	$1,324	$ 2,936	$ 2,221
Basic earnings per share	$ 0.99	$ 0.79	$ 1.76	$ 1.33
Diluted earnings per share	$ 0.99	$ 0.78	$ 1.75	$ 1.32

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Stemcentrx. In order to reflect the occurrence of the acquisition on January 1, 2015 as required, the unaudited pro forma financial information includes adjustments to reflect the additional interest expense associated with the issuance of debt to finance the acquisition and the reclassification of acquisition, integration, and financing-related costs incurred during the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2015. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

Acquisition of BI 655066 and BI 655064 from Boehringer Ingelheim

On April 1, 2016, AbbVie acquired all rights to risankizumab (BI 655066), an anti-IL-23 monoclonal biologic antibody in Phase 3 development for psoriasis, from Boehringer Ingelheim (BI) pursuant to a global collaboration agreement. AbbVie is also evaluating the potential of this biologic therapy in Crohn’s disease, psoriatic arthritis, and asthma. In addition to risankizumab, AbbVie also gained rights to an anti-CD40 antibody, BI 655064, currently in Phase 1 development. BI will retain responsibility for further development of BI 655064, and AbbVie may elect to advance the program after completion of certain clinical achievements. The acquired assets include all patents, data, know-how, third-party agreements, regulatory filings, and manufacturing technology related to BI 655066 and BI 655064.

Under the terms of the agreement, AbbVie made an upfront payment of $595 million. AbbVie estimates it will make an additional $20 million payment to BI pursuant to a contractual obligation to reimburse BI for certain development costs it incurred prior to the acquisition date. In addition, AbbVie may make additional contingent payments upon the achievement of defined development, regulatory, and commercial milestones as well as royalty payments based on net sales of licensed products. The maximum aggregate amount payable for development and regulatory milestones is approximately $1.6 billion. The acquisition-date fair value of these milestones was $625 million. In addition, the acquisition-date fair value of contingent royalty payments was $3,135 million.

The company concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. Pro forma results of operations for this acquisition have not been presented because this acquisition is not material to AbbVie’s consolidated results of operations.

A preliminary purchase price allocation has been made and the recorded amounts are subject to change. Finalization of valuation efforts could result in a change in the amounts recorded for the acquisition-date fair value of contingent consideration, intangible

2016 Form 10-Q |  |  10

assets, goodwill, and associated deferred tax assets and liabilities. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year from the acquisition date.

The fair value of consideration transferred amounted to:

(in millions)
Cash	$ 595
Deferred consideration payable	20
Contingent consideration	3,760
Total consideration	$4,375

The potential contingent consideration payments were classified as other long-term liabilities, and were estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which were then discounted to present value. The fair value measurement is based on significant inputs that are not observable in the market, referred to as Level 3 inputs, as described in more detail in Note 8.

The following table summarizes preliminary fair values of assets acquired and liabilities assumed as of the April 1, 2016 acquisition date:

(in millions)
Assets acquired and liabilities assumed
Identifiable intangible assets - Indefinite-lived research and development	$4,350
Goodwill	25
Total assets acquired and liabilities assumed	$4,375

The estimated fair value of the acquired IPR&D was determined using the multi-period excess earnings model of the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated annual cash flows for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the regulatory approval probabilities, commercial success risks, competitive landscape, as well as other factors.

Goodwill is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recognized from this acquisition includes expected synergies, including an expansion of the combined company’s immunology product portfolio.

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

(in millions)
Cash	$12,365
Fair value of AbbVie common stock	8,405
Total consideration	$20,770

The acquisition of Pharmacyclics was accounted for as a business combination using the acquisition method of accounting. This method required, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition

2016 Form 10-Q |  |  11

date. In the second quarter of 2016, the company finalized its valuation of the acquisition date assets acquired and liabilities assumed. There were no measurement period adjustments in the six months ended June 30, 2016.

The following table summarizes the final fair values of assets acquired and liabilities assumed as of the May 26, 2015 acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and equivalents	$ 877
Short-term investments	11
Accounts receivable	106
Inventories	492
Other assets	212
Intangible assets
Definite-lived developed product rights	4,590
Definite-lived license agreements	6,780
Indefinite-lived research and development	7,180
Accounts payable and accrued liabilities	(381)
Deferred income taxes	(6,453)
Other long-term liabilities	(254)
Total identifiable net assets	13,160
Goodwill	7,610
Total assets acquired and liabilities assumed	$20,770

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of AbbVie and Pharmacyclics for the three and six months ended June 30, 2015 as if the acquisition of Pharmacyclics had occurred on January 1, 2014:

	Three months ended June 30,	Six months ended June 30,
(in millions, except per share information)	2015	2015
Net revenues	$5,625	$10,871
Net earnings	$1,567	$ 2,448
Basic earnings per share	$ 0.92	$ 1.43
Diluted earnings per share	$ 0.91	$ 1.42

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Pharmacyclics. In order to reflect the occurrence of the acquisition on January 1, 2014 as required, the unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense to be incurred based on the fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with the acquisition-date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of acquisition, integration, and financing-related costs incurred during the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2014. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

2016 Form 10-Q |  |  12

Other Licensing & Acquisitions Activity

For the three and six months ended June 30, 2016, the company recorded IPR&D charges of $70 million and $80 million, respectively. Excluding the acquisition of Stemcentrx and the acquisition of BI, cash outflows related to acquisitions and investments activity totaled $132 million for the six months ended June 30, 2016 and primarily represented upfront payments made in connection with new licensing and collaboration agreements.

For the three and six months ended June 30, 2015, the company recorded IPR&D charges of $23 million and $150 million, respectively. Excluding the acquisition of Pharmacyclics, cash outflows related to acquisitions and investments totaled $794 million for the six months ended June 30, 2015, and included a $500 million payment to Calico Life Sciences LLC (Calico) as a result of the satisfaction of certain conditions under the R&D collaboration with Calico for which a charge to other operating expense was recorded in 2014.

C2N Diagnostics

In March 2015, AbbVie entered into an exclusive worldwide license agreement with C2N Diagnostics to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders. As part of the agreement, AbbVie made an initial upfront payment of $100 million, which was expensed to IPR&D in the six months ended June 30, 2015. In June 2016, a $35 million development milestone was achieved, which was recorded in R&D expense and subsequently paid in July 2016.

Upon the achievement of certain development, regulatory, and commercial milestones, AbbVie could make additional payments of up to $650 million, as well as royalties on net sales.

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

Janssen’s share of the pre-tax profits in the United States under the collaboration were $175 million and $329 million for the three and six months ended June 30, 2016, respectively, and $45 million for both the three and six months ended June 30, 2015. AbbVie’s share of pre-tax profits outside the United States under the collaboration were $55 million and $111 million for the three and six months ended June 30, 2016, respectively, and $10 million for both the three and six months ended June 30, 2015. AbbVie’s share of the cost sharing expenses under the collaboration were $64 million and $125 million for the three and six months ended June 30, 2016, respectively, and were $22 million for both the three and six months ended June 30, 2015.

2016 Form 10-Q |  |  13

Note 6  Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of AbbVie’s goodwill:

(in millions)
Balance as of December 31, 2015	$13,168
Additions	2,276
Foreign currency translation adjustments	63
Balance as of June 30, 2016	$15,507

Goodwill additions related to the acquisition of Stemcentrx and BI. Refer to Note 4 for additional information regarding these acquisitions. The latest impairment assessment of goodwill was completed in the third quarter of 2015. As of June 30, 2016, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Intangible Assets, Net

The following table summarizes AbbVie’s intangible assets:

	June 30, 2016			December 31, 2015
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$16,464	$(4,045)	$12,419	$ 9,103	$(3,944)	$ 5,159
License agreements	7,757	(911)	6,846	8,000	(1,023)	6,977
Total definite-lived intangible assets	24,221	(4,956)	19,265	17,103	(4,967)	12,136
Indefinite-lived research and development	10,185	—	10,185	7,573	—	7,573
Total intangible assets, net	$34,406	$(4,956)	$29,450	$24,676	$(4,967)	$19,709

During the six months ended June 30, 2016, AbbVie reclassified an aggregate $7.5 billion of indefinite-lived research and development intangible assets to developed product rights intangible assets upon receiving certain regulatory approvals related to IMBRUVICA and Zinbryta from the U.S. Food and Drug Administration. These intangible assets will be amortized over their estimated useful lives using the estimated pattern of economic benefit. During the six months ended June 30, 2016, AbbVie adjusted fully amortized amounts totaling $396 million from gross balances and accumulated amortization for developed product rights and license agreements no longer generating cash flow.

Amortization expense was $181 million and $86 million for the three months ended June 30, 2016 and 2015, respectively, and $346 million and $154 million for the six months ended June 30, 2016 and 2015, respectively, and was included in cost of products sold in the condensed consolidated statements of earnings. The anticipated annual amortization expense for definite-lived intangible assets recorded as of June 30, 2016 was $708 million in 2016, $1.1 billion in 2017, $1.3 billion in 2018, $1.6 billion in 2019, and $1.8 billion in 2020. For the six months ended June 30, 2016, an impairment charge of $39 million was recorded related to certain on-market product rights in the United States due to a decline in the market for the product. The fair value was based on a discounted cash flow analysis and the charge was included in cost of products sold in the condensed consolidated statement of earnings.

Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. Indefinite-lived intangible assets as of June 30, 2016 primarily relate to the acquisition of Stemcentrx and Boehringer Ingelheim. Refer to Note 4 for additional information. The latest impairment assessment of intangible assets not subject to amortization was completed in the third quarter of 2015. No impairment charges were recorded in the six months ended June 30, 2016 and 2015. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if indicators of impairment exist.

2016 Form 10-Q |  |  14

Note 7  Restructuring Plans

Restructuring charges recorded for the three and six months ended June 30, 2016 and 2015 were not material.

The following summarizes the cash activity in the restructuring reserve for the six months ended June 30, 2016:

(in millions)
Accrued balance at December 31, 2015	$148
2016 restructuring charges	30
Payments and other adjustments	(68)
Accrued balance at June 30, 2016	$110

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

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $2.7 billion and $1.5 billion at June 30, 2016 and December 31, 2015, respectively, were designated as cash flow hedges and were recorded at fair value. The duration of these forward exchange contracts were generally less than eighteen months. Accumulated gains and losses as of June 30, 2016 will be included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.

The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts were not designated as hedges and were recorded at fair value. Resulting gains or losses were reflected in net foreign exchange loss in the consolidated statements of earnings and were generally offset by losses or gains on the foreign currency exposure being managed. At June 30, 2016 and December 31, 2015, AbbVie held notional amounts of $6.3 billion and $6.8 billion, respectively, of such foreign currency forward exchange contracts.

AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, totaling $15.8 billion at June 30, 2016 and $11.0 billion at December 31, 2015. The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount. In the three months ended June 30, 2016, AbbVie entered into treasury rate lock agreements in order to mitigate the risks associated with changes in interest rates related to an issuance of long-term debt. The treasury rate locks were not designated as hedges and were terminated upon the issuance of debt. In the three and six months ended June 30, 2016, AbbVie recorded a charge of $12 million related to the treasury rate locks which was classified in other expense, net in the condensed consolidated statements of earnings.

2016 Form 10-Q |  |  15

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of June 30, 2016:

	Fair value – Derivatives in asset position		Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	Amount	Balance sheet caption	Amount
Foreign currency forward exchange contracts —
Hedging instruments	Prepaid expenses and other	$ 52	Accounts payable and accrued liabilities	$11
Hedging instruments	Other long-term assets	3	Other long-term liabilities	—
Others not designated as hedges	Prepaid expenses and other	37	Accounts payable and accrued liabilities	44
Interest rate swaps designated as fair value hedges	Other long-term assets	298	Other long-term liabilities	—
Total derivatives		$390		$55

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of December 31, 2015:

	Fair value – Derivatives in asset position		Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	Amount	Balance sheet caption	Amount
Foreign currency forward exchange contracts —
Hedging instruments	Prepaid expenses and other	$33	Accounts payable and accrued liabilities	$ —
Others not designated as hedges	Prepaid expenses and other	28	Accounts payable and accrued liabilities	21
Interest rate swaps designated as fair value hedges	Other long-term assets	9	Other long-term liabilities	81
Total derivatives		$70		$102

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The unrealized gains/(losses) for the effective portions of the derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss), net of tax, were $56 million and ($11) million for the three months ended June 30, 2016 and 2015, respectively, and $17 million and $76 million, respectively, for the six months ended June 30, 2016 and 2015. The amount of hedge ineffectiveness was not significant for the three and six months ended June 30, 2016 or 2015.

The following table summarizes the location in the condensed consolidated statements of earnings and the amount of gain/(loss) recognized into net earnings for derivative instruments, including the effective portions of the gain/(loss) reclassified out of accumulated other comprehensive loss into net earnings:

		Three months ended June 30,		Six months ended June 30,
(in millions) (brackets denote losses)	Statement of earnings caption	2016	2015	2016	2015
Foreign currency forward exchange contracts —
Designated as cash flow hedges	Cost of products sold	$ 18	$ 51	$ 19	$ 82
Not designated as hedges	Net foreign exchange loss	(42)	4	(107)	(165)
Non-designated treasury rate lock agreements	Other expense (income), net	(12)	—	(12)	—
Interest rate swaps designated as fair value hedges	Interest expense, net	116	(121)	370	—
Total		$ 80	$ (66)	$ 270	$ (83)

The gain/(loss) related to fair value hedges is recognized in interest expense, net and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to interest expense, net for all periods presented.

2016 Form 10-Q |  |  16

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

The following table summarizes the bases used to measure certain assets and liabilities that were carried at fair value on a recurring basis in the condensed consolidated balance sheet as of June 30, 2016:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$6,327	$ 949	$5,378	$ —
Time deposits	1,501	—	1,501	—
Debt securities	1,457	—	1,457	—
Equity securities	77	77	—	—
Interest rate hedges	298	—	298	—
Foreign currency contracts	92	—	92	—
Total assets	$9,752	$1,026	$8,726	$ —
Liabilities
Foreign currency contracts	$ 55	$ —	$ 55	$ —
Contingent consideration	4,171	—	—	4,171
Total liabilities	$4,226	$ —	$ 55	$4,171

2016 Form 10-Q |  |  17

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

The fair values for time deposits included in cash and equivalents and short-term investments were determined based on a discounted cash flow analysis reflecting quoted market rates for the same or similar instruments. The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were based on prices obtained from commercial pricing services. Available-for-sale equity securities consists of investments for which the fair values were determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company were valued using publicized spot curves for interest rate hedges and publicized forward curves for foreign currency contracts. The fair value measurements of the contingent consideration were determined based on significant unobservable inputs, including the estimated probabilities and timing of achieving specified development, regulatory, and commercial milestones and the estimated amount of future sales of the product candidates acquired. Significant changes which increase or decrease the probabilities of achieving the milestones, shorten or lengthen the time required to achieve the milestones, or increase or decrease estimated future sales would result in corresponding changes in the fair values of the contingent consideration.

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to the acquisitions of Stemcentrx and BI. See Note 4 for additional information.

(in millions)
Fair value as of December 31, 2015	$ —
Additions	4,130
Change in fair value recognized in net earnings	41
Fair value as of June 30, 2016	$4,171

The change in fair value recognized in net earnings was recorded in other expense, net in the condensed consolidated statement of net earnings for the three and six months ended June 30, 2016.

2016 Form 10-Q |  |  18

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that were recognized at historical cost or some basis other than fair value. The book values and fair values of certain financial instruments as of June 30, 2016 and December 31, 2015 are shown in the table below:

	Book values		Approximate fair values
(in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Assets
Investments	$ 40	$ 34	$ 40	$ 37
Liabilities
Short-term borrowings	$ 494	$ 406	$ 494	$ 406
Current portion of long-term debt and lease obligations	$ 23	$ 2,025	$ 23	$ 2,016
Long-term debt and lease obligations, excluding fair value hedges	$37,030	$29,312	$38,190	$29,143

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of June 30, 2016:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 40	$ 5	$ —	$35
Total assets	$ 40	$ 5	$ —	$35
Liabilities
Short-term borrowings	$ 494	$ —	$ 494	$ —
Current portion of long-term debt and lease obligations	23	—	23	—
Long-term debt and lease obligations, excluding fair value hedges	38,190	36,125	2,065	—
Total liabilities	$38,707	$36,125	$2,582	$ —

The following table summarizes the bases used to measure the approximate fair values of the financial instruments as of December 31, 2015:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 37	$ —	$ —	$37
Total assets	$ 37	$ —	$ —	$37
Liabilities
Short-term borrowings	$ 406	$ —	$ 406	$—
Current portion of long-term debt and lease obligations	2,016	—	2,016	—
Long-term debt and lease obligations, excluding fair value hedges	29,143	27,061	2,082	—
Total liabilities	$31,565	$27,061	$4,504	$—

2016 Form 10-Q |  |  19

Investments primarily consist of cost method investments. To determine the fair values of other cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee, which represents a Level 3 basis of fair value measurement. The fair values of short-term and current borrowings approximate the carrying values due to the short maturities of these instruments.

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

Available-for-sale Securities

Substantially all of the company’s investments in debt and equity securities were classified as available-for-sale. As of June 30, 2016, approximately $175 million of the company’s debt securities were classified as short-term. The company’s long-term debt securities mature primarily within five years. There were no material debt securities outstanding as of December 31, 2015. Estimated fair values of available-for-sale securities were generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities by type as of June 30, 2016:

	Amortized	Gross unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Asset backed securities	$ 647	$ 1	$—	$ 648
Corporate debt securities	713	3	—	716
Other debt securities	93	—	—	93
Equity securities	17	60	—	77
Total	$1,470	$64	$—	$1,534

AbbVie periodically assesses its investment securities for other-than-temporary impairment losses. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security including any changes to the credit rating of the security, and the intent to sell, or whether AbbVie will more likely than not be required to sell the security before recovery of its amortized cost basis. AbbVie’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. Based on a review of these securities, AbbVie had no other-than-temporary impairments on these securities as of June 30, 2016.

Realized gains and losses on sales of investments were computed using the first-in, first-out method adjusted for any other-than-temporary declines in fair value that were recorded in net earnings. For the three and six months ended June 30, 2016 and 2015, realized gains and losses were immaterial.

Concentrations of Risk

The functional currency of the company’s Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. At December 31, 2015, there were three legal exchange mechanisms administered by the Venezuelan government. These were the official rate of 6.3 Venezuelan bolivars (VEF) per U.S. dollar, the Supplementary System for the Administration of Foreign Currency (SICAD) rate of approximately 13.5, and the Foreign Exchange Marginal System (SIMADI) rate of approximately 200. Effective March 10, 2016, the Venezuelan government devalued the official rate of 6.3 to 10 VEF per U.S. dollar, eliminated the SICAD rate, and replaced SIMADI with a new exchange mechanism, Divisa Complementaria (DICOM). As of June 30, 2016, the DICOM rate was approximately 628 VEF per U.S. dollar.

During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the DICOM rate. Therefore, during the first quarter of 2016, AbbVie recorded a charge of $298 million to net foreign exchange loss to revalue its bolivar-denominated net monetary assets using the DICOM rate of approximately 270 VEF per U.S. dollar.

2016 Form 10-Q |  |  20

As of June 30, 2016, AbbVie’s net monetary assets in Venezuela were approximately $3 million. The company cannot predict whether there will be further devaluations of the Venezuelan currency or whether use of the DICOM rate will continue to be supported by evolving facts and circumstances.

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, that have experienced a deterioration in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding net governmental receivables in these countries totaled $488 million at June 30, 2016 and $525 million at December 31, 2015. The company also continues to do business with foreign governments in certain oil-exporting countries, including Saudi Arabia and Russia, which have experienced a deterioration in economic conditions. Due to the decline in the price of oil, liquidity issues in certain countries may result in delays in the collection of receivables. Global economic conditions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Three U.S. wholesalers accounted for 45% and 51% of total net accounts receivable as of June 30, 2016 and December 31, 2015, respectively, and substantially all of AbbVie’s net revenues in the United States are to these three wholesalers.

HUMIRA® (adalimumab) is AbbVie’s single largest product and accounted for approximately 62% and 63% of AbbVie’s total net revenues in the six months ended June 30, 2016 and 2015, respectively.

Debt and Credit Facilities

In May 2016, the company issued $7.8 billion aggregate principal amount of unsecured senior notes, consisting of $1.8 billion aggregate principal amount of its 2.30% senior notes due 2021, $1.0 billion aggregate principal amount of its 2.85% senior notes due 2023, $2.0 billion aggregate principal amount of its 3.20% senior notes due 2026, $1.0 billion aggregate principal amount of its 4.30% senior notes due 2036, and $2.0 billion aggregate principal amount of its 4.45% senior notes due 2046. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium. Debt issuance costs and debt discounts incurred in connection with the offering totaled $52 million and $29 million, respectively, and are being amortized over the respective terms of the notes to interest expense, net in the condensed consolidated statements of earnings.

Of the $7.7 billion net proceeds, $2.0 billion was used to repay the company’s outstanding term loan maturing in November 2016, approximately $1.9 billion was used to finance the acquisition of Stemcentrx and approximately $3.8 billion was used to finance an ASR with a third party financial institution. Refer to Notes 4 and 10 for additional information related to the acquisition of Stemcentrx and the ASR, respectively.

In May 2015, the company issued $16.7 billion aggregate principal amount of unsecured senior notes. Debt issuance costs incurred in connection with the offering totaled $93 million and are being amortized over the respective terms of the notes to interest expense, net in the condensed consolidated statements of earnings. Of the $16.6 billion net proceeds, approximately $11.5 billion was used to finance the acquisition of Pharmacyclics and approximately $5.0 billion was used to finance an ASR with a third party financial institution.

In March 2015, AbbVie entered into a bridge loan in support of the then planned acquisition of Pharmacyclics. No amounts were drawn under the bridge loan, which was terminated as a result of the company’s May 2015 issuance of the senior notes. Interest expense, net for the three and six months ended June 30, 2015 included $27 million and $86 million, respectively, of costs related to the bridge loan.

Short-term borrowings include commercial paper borrowings of $494 million and $400 million at June 30, 2016 and December 31, 2015, respectively. The weighted-average interest rate on outstanding commercial paper borrowings for the six months ended June 30, 2016 and 2015 was 0.6% and 0.3%, respectively.

2016 Form 10-Q |  |  21

Note 9  Post-Employment Benefits

The following is a summary of net periodic benefit costs relating to the company’s defined benefit and other post-employment plans for the three months ended June 30, 2016 and 2015:

	Defined benefit plans		Other post- employment plans
(in millions)	2016	2015	2016	2015
Service cost	$ 53	$ 56	$ 6	$ 6
Interest cost	50	54	6	6
Expected return on plan assets	(89)	(82)	—	—
Amortization of actuarial losses and prior service costs	20	30	—	—
Net periodic benefit cost	$ 34	$ 58	$12	$12

The following is a summary of net periodic benefit costs relating to the company’s defined benefit and other post-employment plans for the six months ended June 30, 2016 and 2015:

	Defined benefit plans		Other post- employment plans
(in millions)	2016	2015	2016	2015
Service cost	$ 106	$ 114	$13	$12
Interest cost	101	110	12	12
Expected return on plan assets	(178)	(163)	—	—
Amortization of actuarial losses and prior service costs	42	64	—	1
Net periodic benefit cost	$ 71	$ 125	$25	$25

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

In the six months ended June 30, 2016 and 2015, AbbVie made voluntary contributions of $202 million and $150 million, respectively, primarily to its domestic defined benefit pension plans.

Note 10 Equity

Stock-Based Compensation

AbbVie grants stock-based awards to qualifying participants pursuant to the AbbVie 2013 Incentive Stock Program (2013 ISP), adopted at the time of the separation from Abbott, which authorized the post-separation grant of several different forms of benefits, including nonqualified stock options, RSAs, RSUs, and various performance-based awards. Under the 2013 ISP, 100 million shares of AbbVie common stock were reserved for issuance with respect to post-separation awards for participants. The 2013 ISP also facilitated the assumption of certain awards granted to AbbVie employees under Abbott’s incentive stock program which were adjusted and converted into new Abbott and AbbVie stock-based awards immediately prior to the separation.

2016 Form 10-Q |  |  22

Stock-based compensation expense principally related to awards issued pursuant to the 2013 ISP and is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Cost of products sold	$ 8	$ 7	$ 13	$ 12
Selling, general and administrative	32	22	106	63
Research and development	97	26	155	99
Total	$137	$55	$274	$174

Stock-based compensation expense for the three and six months ended June 30, 2016 includes $65 million of expense related to cash paid to holders of unvested Stemcentrx options where the vesting of those awards was accelerated as a result of the acquisition of Stemcentrx and such acceleration was attributable to the post-combination service period. In addition, stock-based compensation for the three and six months ended June 30, 2016 also reflects expense related to post-acquisition awards granted to Pharmacyclics employees.

Stock Options

Stock options awarded pursuant to the 2013 ISP typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period. The exercise price is at least equal to 100% of the market value on the date of grant. The fair value is determined using the Black-Scholes model. The weighted-average grant-date fair values of the stock options granted during the six months ended June 30, 2016 and 2015 were $9.28 and $9.96, respectively. Stock-based compensation expense attributable to options during each of the periods presented was not material.

The following table summarizes the activity for AbbVie stock options for the six months ended June 30, 2016:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2015	23,569	$30.64	3.0	$674
Granted	1,138	54.94
Granted in acquisition	1,076	12.85
Exercised	(6,145)	26.24
Lapsed	(70)	26.06
Outstanding at June 30, 2016	19,568	$32.48	3.9	$576
Exercisable at June 30, 2016	16,254	$30.39	2.8	$512

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last day of trading for the relevant period. The total intrinsic value of options exercised was $94 million and $59 million for the three months ended June 30, 2016 and 2015, respectively, and $196 million and $143 million for the six months ended June 30, 2016 and 2015, respectively. On June 1, 2016, AbbVie issued stock options covering 1.1 million AbbVie shares to holders of unvested Stemcentrx options as a result of the conversion of such options in connection with the acquisition of Stemcentrx. These options were fair-valued using a lattice valuation model. Refer to Note 4 for additional information related to the Stemcentrx acquisition.

As of June 30, 2016, $51 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs & RSUs

RSUs awarded pursuant to the 2013 ISP generally vest in one-third increments over a three-year period. AbbVie also grants certain performance-based equity awards to its senior executives and other key employees. Outstanding performance-based RSAs and RSUs awarded prior to 2016 have a five-year term and generally vest in one-third increments over a three-year period with vesting

2016 Form 10-Q |  |  23

contingent upon AbbVie achieving a minimum return on equity (ROE) each year. Recipients are entitled to receive dividends or dividend equivalents as dividends are declared during the vesting term of the award.

Performance-based awards granted in 2016 to senior executives and other key employees consist of a combination of performance-vested RSUs and performance shares. The performance-vested RSUs have the potential to vest in one-third increments during a three-year performance period based on AbbVie’s ROE relative to a defined peer group of pharmaceutical, biotech and life sciences companies. Dividend equivalents on performance-vested RSUs accrue during the performance period and are payable at vesting only to the extent that shares are earned. The recipient may receive one share of AbbVie common stock for each vested award. The performance shares have the potential to vest over a three-year performance period and may be earned based on AbbVie’s EPS achievement and AbbVie’s total stockholder return (TSR) (a market condition) relative to a defined peer group of pharmaceutical, biotech and life sciences companies. Dividend equivalents on performance shares accrue during the performance period and are payable at vesting only to the extent that shares are earned.

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

The following table summarizes the activity for AbbVie RSAs and RSUs, including performance-based awards, for the six months ended June 30, 2016:

(share units in thousands)	Share units	Weighted- average grant date fair value
Outstanding at December 31, 2015	12,490	$51.66
Granted	5,358	55.00
Vested	(6,138)	45.51
Lapsed	(427)	55.74
Outstanding at June 30, 2016	11,283	$56.43

The fair market value of RSAs and RSUs vested was $34 million and $14 million for the three months ended June 30, 2016 and 2015, respectively, and $336 million and $324 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, $328 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

Cash Dividends

The following table summarizes quarterly cash dividends for the six months ended June 30, 2016 and 2015:

2016			2015
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
06/16/16	08/15/16	$0.57	10/30/15	02/16/16	$0.57
02/18/16	05/16/16	$0.57	06/18/15	08/14/15	$0.51
			02/19/15	05/15/15	$0.51

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

2016 Form 10-Q |  |  24

In March 2015, the board of directors authorized an increase of $5.0 billion to the existing stock repurchase program in anticipation of executing an ASR in connection with the acquisition of Pharmacyclics. On May 26, 2015, AbbVie entered into and executed a $5.0 billion ASR with a third party financial institution pursuant to which AbbVie received an initial delivery of approximately 68 million shares of AbbVie’s common stock in the three months ended June 30, 2015 and a final delivery of 5 million shares in the three months ended September 30, 2015.

In April 2016, the board of directors authorized an increase of $4.0 billion to the existing stock repurchase program in anticipation of executing an ASR in connection with the acquisition of Stemcentrx. On June 1, 2016, AbbVie entered into and executed a $3.8 billion ASR with a third party financial institution pursuant to which AbbVie received an initial delivery of approximately 54 million shares of AbbVie’s common stock on June 2, 2016 representing approximately 90% of the total shares expected to be delivered under the 2016 ASR. The final settlement of the 2016 ASR is expected to occur before the end of the fourth quarter of 2016 and may be accelerated at the option of the counterparty. At settlement, the counterparty may be required to deliver additional shares of AbbVie’s common stock to AbbVie, or AbbVie may be required to deliver shares of its common stock or may elect to make a cash payment to the counterparty. The total number of shares to be repurchased under the ASR will be based on the daily volume-weighted average price of AbbVie’s common stock during the term of the ASR, less a discount, and subject to adjustment.

AbbVie recorded the aggregate $3.8 billion purchase price of the 2016 ASR as a reduction to stockholders’ equity, consisting of a $3.4 billion increase in common stock held in treasury and a $380 million reduction in additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2016. AbbVie recorded the aggregate $5.0 billion purchase price of the 2015 ASR as a reduction to common stock held in treasury in the condensed consolidated balance sheet as of December 31, 2015.

In addition to the ASRs, AbbVie repurchased approximately 4 million shares for $250 million in the open market during the six months ended June 30, 2015. During the six months ended June 30, 2016, AbbVie settled $300 million of its open market purchases made during the three months ended December 31, 2015. Shares repurchased under these programs are recorded at acquisition cost, including related expenses, and are available for general corporate purposes. AbbVie’s remaining stock repurchase authorization was $2.1 billion as of June 30, 2016.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2016:

(in millions)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains on marketable equity securities	Hedging activities	Total
Balance as of December 31, 2015	($1,270)	($1,378)	$47	$40	($2,561)
Other comprehensive income before reclassifications	133	6	10	17	166
Net losses (gains) reclassified from accumulated other comprehensive loss	—	27	(3)	(19)	5
Net current-period other comprehensive income (loss)	133	33	7	(2)	171
Balance as of June 30, 2016	($1,137)	($1,345)	$54	$38	($2,390)

Other comprehensive income for the six months ended June 30, 2016 included foreign currency translation adjustments totaling a gain of $133 million, which was principally due to the impact of the improvement in the Euro and Japanese yen in the six months ended June 30, 2016 on the translation of the company’s assets denominated in the Euro and Japanese yen.

2016 Form 10-Q |  |  25

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2015:

(in millions)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains on marketable equity securities	Hedging activities	Total
Balance as of December 31, 2014	$ (603)	($1,608)	$ 3	$177	($2,031)
Other comprehensive (loss) income before reclassifications	(416)	21	9	76	(310)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	47	—	(80)	(33)
Net current-period other comprehensive (loss) income	(416)	68	9	(4)	(343)
Balance as of June 30, 2015	($1,019)	($1,540)	$12	$173	($2,374)

Other comprehensive loss for the six months ended June 30, 2015 included foreign currency translation adjustments totaling a loss of $416 million, which was principally driven by the impact of the weakening of the Euro in the six months ended June 30, 2015 on the translation of the company’s Euro-denominated assets.

The table below presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(in millions) (brackets denote gains)	2016	2015	2016	2015
Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$20	$30	$42	$65
Less tax benefit	(7)	(8)	(15)	(18)
Total reclassifications, net of tax	$13	$22	$27	$47
Hedging activities
(Gains) on designated cash flow hedges(b)	($18)	($51)	($19)	($82)
Less tax expense	—	1	—	2
Total reclassifications, net of tax	($18)	($50)	($19)	($80)

(a) Amounts were included in the computation of net periodic benefit cost (see Note 9).

(b) Amounts were included in cost of products sold (see Note 8).

Note 11 Income Taxes

The effective tax rate was 23% for both the three and six months ended June 30, 2016, respectively, and 19% and 22% for the three and six months ended June 30, 2015, respectively. The effective tax rate in each period differs from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, and business development activities together with the cost of repatriation decisions. The increase in the effective tax rate for the three and six months ended June 30, 2016 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including acquisitions, collaborations and the unfavorable impact of the non-deductible devaluation loss related to Venezuela.

Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months up to $12 million. AbbVie and Abbott entered into a tax sharing agreement effective on the date of separation, which provides that Abbott is liable for and has indemnified AbbVie against all income tax liabilities for periods prior to the separation. Accordingly, Abbott will indemnify and hold AbbVie harmless if the tax positions are settled for amounts in excess of recorded liabilities, and AbbVie will not benefit if prior tax positions are resolved more favorably than recorded amounts.

2016 Form 10-Q |  |  26

Note 12 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation at both June 30, 2016 and December 31, 2015 was approximately $170 million. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

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

Several pending lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others are consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi-District Litigation (MDL) Rules as In re: AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission (FTC), generally allege Solvay’s 2006 patent litigation involving AndroGel was sham litigation and the patent litigation settlement agreement and related agreements with three generic companies violate federal antitrust laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. These cases include: (a) four individual plaintiff lawsuits; (b) three purported class actions; and (c) Federal Trade Commission v. Actavis, Inc. et al. Following the district court’s dismissal of all plaintiffs’ claims, appellate proceedings led to the reinstatement of the claims regarding the patent litigation settlement, which are proceeding in discovery in the district court. The Attorney General of the State of Alaska has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in these lawsuits.

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

2016 Form 10-Q |  |  27

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

Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 3,600 claims are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 195 claims are pending in various state courts. Plaintiffs seek compensatory and punitive damages.

Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Over ninety percent of the approximately 735 claims are pending in the United States District Court for the Southern District of Illinois, and the rest are pending in various other federal and state courts. Plaintiffs seek compensatory and punitive damages.

In November 2014, five individuals filed a putative class action lawsuit on behalf of purchasers and sellers of certain Shire plc (Shire) securities between June 20 and October 14, 2014, against AbbVie and its chief executive officer in the United States District Court for the Northern District of Illinois alleging that the defendants made and/or are responsible for material misstatements in violation of federal securities laws in connection with AbbVie’s proposed transaction with Shire. In March 2016, the court dismissed the case without prejudice. In May 2016, four individuals filed an amended complaint in the case.

Beginning in May 2016, the Patent Trial & Appeal Board of the U.S. Patent & Trademark Office (PTO) instituted five inter partes review proceedings brought by Coherus Biosciences and Boehringer Ingelheim related to three AbbVie patents covering methods of treatment of rheumatoid arthritis using adalimumab. In these proceedings, the PTO will review the validity of the patents.

In June 2016 a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Plaintiffs seek compensatory and punitive damages.

2016 Form 10-Q |  |  28

Note 13 Segment Information

AbbVie operates in one business segment—pharmaceutical products. The following table details AbbVie’s worldwide net revenues:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
HUMIRA	$4,149	$3,537	$ 7,726	$ 6,648
IMBRUVICA	439	107	820	107
VIEKIRA	419	385	833	616
Lupron	219	198	409	390
Synagis	45	46	364	381
Synthroid	188	187	370	373
Creon	180	159	330	286
AndroGel	171	170	327	323
Kaletra	146	167	279	347
Sevoflurane	114	118	225	244
Duodopa	73	55	141	108
All other	309	346	586	692
Total net revenues	$6,452	$5,475	$12,410	$10,515

2016 Form 10-Q |  |  29

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of June 30, 2016 and December 31, 2015 and the results of operations for the three and six months ended June 30, 2016 and 2015. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”

EXECUTIVE OVERVIEW

Company Overview

AbbVie is a global, research-based biopharmaceutical company formed in 2013 following separation from Abbott Laboratories (Abbott). AbbVie’s mission is to use its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases. AbbVie’s products are focused on treating conditions such as chronic autoimmune diseases in rheumatology, gastroenterology and dermatology; oncology, including blood cancers; virology, including hepatitis C (HCV) and human immunodeficiency virus (HIV); neurological disorders, such as Parkinson’s disease and multiple sclerosis; metabolic diseases, including thyroid disease and complications associated with cystic fibrosis; as well as other serious health conditions. AbbVie also has a pipeline of promising new medicines across such important medical specialties as immunology, virology, oncology and neurology, with additional targeted investment in cystic fibrosis and women’s health.

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

2016 Strategic Objectives

AbbVie’s mission is to be an innovation-driven, patient-focused specialty biopharmaceutical company capable of achieving top-tier financial performance through outstanding execution and a consistent stream of innovative new medicines. AbbVie intends to continue to advance its mission in a number of ways, including (i) growing revenues through continued strong performance from its existing portfolio of on-market products, including its flagship brands, HUMIRA, IMBRUVICA and VIEKIRA, as well as growth from pipeline products; (ii) expanding gross and operating margins; (iii) continued investment in its pipeline in support of opportunities in immunology, oncology, and virology, as well as continued investment in key on-market products; (iv) augmentation of its pipeline through concerted focus on strategic licensing, acquisition and partnering activity with a focus on identifying compelling programs that fit AbbVie’s strategic criteria; and (v) returning cash to shareholders via dividends and share repurchases. In addition, AbbVie anticipates several regulatory submissions and key data readouts from key clinical trials in 2016.

Financial Results

The company’s financial performance for the six months ended June 30, 2016 included delivering worldwide net revenues of $12.4 billion, improved operating margin, and fully diluted earnings per share of $1.81. Worldwide net revenues grew by 20% on a constant currency basis, driven primarily by the continued strength of HUMIRA, post-acquisition revenues related to IMBRUVICA, market growth and geographic expansion of VIEKIRA and revenue growth from other key products including Creon and Duodopa.

Fully diluted earnings per share was $1.81 for the six months ended June 30, 2016 and included a $298 million foreign exchange loss related to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar, after-tax costs totaling $252 million related to the amortization of acquired intangible assets and the fair market value step-up for acquired inventory incurred in connection with the acquisition of Pharmacyclics, Inc. (Pharmacyclics) on May 26, 2015, after-tax costs totaling $88 million incurred in connection with the acquisition of Stemcentrx, Inc. (Stemcentrx) on June 1, 2016, an after-tax charge of $40 million related to the change in fair value of contingent consideration in connection with the acquisition of Boehringer Ingelheim (BI), after-tax charges for in-process research and development (IPR&D) aggregating to $80 million, after-tax charges for milestone payments to third parties totaling $70 million, and an after-tax charge of $25 million related to the impairment of an intangible asset. AbbVie’s financial performance also reflected an improvement in operating margin to 38% of net revenues, primarily due to a reduction in selling, general and administrative (SG&A) expenses and continued leverage from revenue growth, partially offset by a decline in gross

2016 Form 10-Q |  |  30

margin to 78% of net revenues primarily due to increased amortization expense, the impact of foreign exchange rates and the unfavorable impact related to the Pharmacyclics acquisition, including the profit sharing arrangement and the amortization of the fair market value step-up of acquisition-date inventory. Financial results for the six months ended June 30, 2016 also reflected added funding to support AbbVie’s emerging mid- and late-stage pipeline assets and continued investment in AbbVie’s growth brands.

The company generated cash flows from operations of $4.0 billion for the six months ended June 30, 2016, which AbbVie utilized to continue to enhance its pipeline through licensing and collaboration activities, pay cash dividends to stockholders of $1.9 billion and settle $300 million of open market share repurchases made at the end of 2015. In June 2016, AbbVie’s board of directors declared a quarterly cash dividend of $0.57 per share of common stock payable in August 2016.

In April 2016, AbbVie acquired all rights to risankizumab (BI 655066), an anti-IL-23 monoclonal biologic antibody, from BI pursuant to a global collaboration agreement. On June 1, 2016, AbbVie acquired Stemcentrx, a privately held biotechnology company. In connection with the Stemcentrx acquisition, AbbVie’s board of directors authorized a $4.0 billion increase to AbbVie’s existing share repurchase program. Promptly following the closing of the Stemcentrx transaction, AbbVie entered into and executed a $3.8 billion accelerated share repurchase agreement (ASR) with a third party financial institution to reacquire nearly all of the newly-issued equity. In May 2016, AbbVie issued $7.8 billion aggregate principal amount of unsecured senior notes. Of the $7.7 billion net proceeds, $2.0 billion was used to repay the company’s outstanding term loan maturing in November 2016, approximately $1.9 billion was used to finance the acquisition of Stemcentrx and approximately $3.8 billion was used to finance the ASR. Refer to Notes 4 and 10 for additional information related to both the acquisition of Stemcentrx and BI and the ASR, respectively.

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

AbbVie’s pipeline currently includes more than 50 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology, virology, and neurology along with targeted investments in cystic fibrosis and women’s health. Of these programs, more than 30 are in mid- and late-stage development.

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

Significant Clinical Programs Approved or Submitted

AbbVie submitted for review or received approval for the following significant late-stage development programs in 2016:

Immunology

•    In May 2016, the European Medicines Agency (EMA) granted approval for HUMIRA for the treatment of pediatric patients aged six years or older, with moderate to severely active Crohn’s disease.

•    In June 2016, HUMIRA received both U.S. Food and Drug Administration (FDA) and EMA approval to treat adults with non-infectious intermediate, posterior and panuveitis. HUMIRA is now the first and only FDA-approved non-corticosteroid therapy available for adults with non-infectious intermediate, posterior and panuveitis. This approval marks the 10th approved indication for HUMIRA in the United States for immune-mediated disease and the 14th approved indication in all geographies.

2016 Form 10-Q |  |  31

Oncology

•    In April 2016, the FDA granted accelerated approval of Venclexta (venetoclax) tablets for patients diagnosed with chronic lymphocytic leukemia (CLL) with 17p deletion who have received at least one prior therapy. In January 2016, AbbVie announced that the EMA validated its marketing authorization application for venetoclax for the treatment of patients with CLL with 17p deletion or TP53 mutation. Additionally, in January 2016, the FDA granted two additional breakthrough therapy designations for venetoclax: (i) in combination with rituximab for the treatment of patients with relapsed/refractory CLL, including patients with chromosome 17p deletion; and (ii) in combination with hypomethylating agents for the treatment of patients with untreated (treatment-naïve) acute myeloid leukemia who are ineligible to receive standard induction therapy (high-dose chemotherapy). In February 2016, AbbVie announced that the EMA granted Orphan Drug Designation to venetoclax for the treatment of acute myeloid leukemia. The FDA also recently granted venetoclax orphan drug designation for the treatment of patients with acute myeloid leukemia.

•    In February 2016, AbbVie announced that the FDA granted IMBRUVICA orphan drug designation for the treatment of patients with extranodal marginal zone lymphoma.

•    In March 2016, AbbVie announced that the FDA approved IMBRUVICA as a first-line treatment for patients with CLL. The approval was based on data from the Phase 3 RESONATE™-2 trial, which evaluated efficacy and safety of IMBRUVICA versus traditional chemotherapy, chlorambucil, in treatment-naïve patients with CLL or small lymphocytic leukemia. This is the first FDA-approved chemotherapy-free treatment option for first-line CLL patients and the 5th approved treatment indication for IMBRUVICA. In May 2016, AbbVie announced that the EMA approved IMBRUVICA as a first-line treatment option for adult patients with CLL. IMBRUVICA is now available to treat all lines of CLL in the European Union (EU). This is the fifth treatment indication in the EU for IMBRUVICA.

•    In May 2016, AbbVie announced that the FDA updated the IMBRUVICA Prescribing Information to include new data from two Phase 3 trials supporting expanded use in patients with CLL and small lymphocytic lymphoma. The label now includes overall survival results in previously-untreated CLL/ small lymphocytic lymphoma patients from the Phase 3 RESONATE-2 trial. The IMBRUVICA label has also been updated with safety and efficacy data from the Phase 3 HELIOS trial assessing the use of IMBRUVICA in combination with bendamustine and rituximab versus placebo plus rituximab in relapsed /refractory patients with CLL/small lymphocytic lymphoma. Additionally, the FDA approved a new IMBRUVICA indication to include the treatment of patients with small lymphocytic lymphoma with or without the deletion of chromosome 17p.

•    In May 2016, Bristol-Myers Squibb Company (BMS) and AbbVie announced that the EMA approved Empliciti (elotuzumab) for the treatment of multiple myeloma as combination therapy with Revlimid® (lenalidomide) and dexamethasone in adult patients who have received at least one prior therapy. Empliciti is now the first and only immunostimulatory antibody approved for multiple myeloma in the EU.

•    In June 2016, AbbVie announced that the FDA granted IMBRUVICA breakthrough therapy designation for chronic graft-versus-host-disease after failure of one or more lines of systemic therapy, a rare condition with limited treatment options. The FDA additionally granted IMBRUVICA orphan drug designation for this condition. This is the fourth breakthrough therapy designation for IMBRUVICA.

Virology/Liver Disease

•    In February 2016, AbbVie announced that the Committee for Medicinal Products for Human Use granted a positive opinion for the use of VIEKIRA (ombitasvir/paritaprevir/ritonavir tablets) + EXVIERA (dasabuvir tablets) without ribavirin (RBV) in chronic HCV infected genotype 1b (GT1b) patients with compensated cirrhosis (Child-Pugh A). In April 2016, AbbVie announced that the FDA approved VIEKIRA PAK (ombitasvir, paritaprevir, ritonavir tablets; dasabuvir tablets) without RBV in patients with GT1b chronic HCV infection and compensated cirrhosis.

Neurology

•    In May 2016, Biogen and AbbVie announced that the FDA approved ZINBRYTA (daclizumab) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS). Zinbryta is a once-monthly, self-administered, subcutaneous injection. Biogen and AbbVie will co-promote ZINBRYTA in the United States. The companies plan to launch in the United

2016 Form 10-Q |  |  32

States in the third quarter of 2016. In July 2016, Biogen and AbbVie announced that the EMA granted a marketing authorization for ZINBRYTA for the treatment of adult patients with RMS.

Other Significant Developments

•      In January 2016, AbbVie announced the initiation of the first of two planned Phase 3 studies evaluating the safety and efficacy of elagolix in the treatment of patients with uterine fibroids. AbbVie made a milestone payment of $15 million to Neurocrine Biosciences, Inc., AbbVie’s collaboration partner, upon enrollment of the first patient. Elagolix is also in Phase 3 development for endometriosis.

•      In April 2016, AbbVie acquired all rights to risankizumab (BI 655066), an anti-IL-23 monoclonal biologic antibody in Phase 3 development for psoriasis, from BI pursuant to a global collaboration agreement. AbbVie is also evaluating the potential of this biologic therapy in Crohn’s disease, psoriatic arthritis, and asthma. In addition to risankizumab, AbbVie also gained rights to an anti-CD40 antibody, BI 655064, currently in Phase 1 development.

•      In June 2016, AbbVie acquired Stemcentrx and its lead late-stage asset rovalpituzumab tesirine (Rova-T) currently in registrational trials for small cell lung cancer (SCLC). Rova-T is a novel bio-marker-specific therapy that is derived from cancer stem cells and targets delta-like protein 3 (DLL3) that is expressed in more than 80% of SCLC patient tumors and is not present in healthy tissue. Registrational trials for third-line SCLC are expected to complete enrollment by the end of 2016. Beyond Rova-T, Stemcentrx has four novel compounds in clinical trials across several solid tumor indications and has additional pre-clinical compounds.

•      In June 2016, AbbVie exercised its right to end its global collaboration with Infinity Pharmaceuticals, Inc. (Infinity), which it entered into in September 2014 to develop and commercialize duvelisib (IPI-145) for the treatment of patients with cancer. Pursuant to the terms of the global collaboration agreement, the worldwide rights to duvelisib reverted to Infinity.

•      In July 2016, following an evaluation of data for the development of ABT-122, a dual-variable domain (DVD) immunoglobulin targeting TNF and IL-17 in Phase 2 trials for rheumatoid arthritis and psoriatic arthritis, AbbVie determined that further development of ABT-122 will not be pursued. While the trial data demonstrated that the DVD platform worked well, with clear evidence of biologic activity, the decision was based on a lack a differentiation from other candidates in AbbVie’s development pipeline.

•      In July 2016, BMS and AbbVie announced a clinical trial collaboration to evaluate the safety, tolerability and efficacy of Rova-T in combination with BMS’ Opdivo (nivolumab) and Opdivo + Yervoy (ipilimumab) regimen as a treatment for relapsed extensive stage SCLC. The Phase 1/2 clinical program will explore the potential of combining BMS’ immune-oncology agents in conjunction with Rova-T to drive improved and sustained efficacy and tolerability above the current standard of care.

For a more comprehensive discussion of AbbVie’s products and pipeline, refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2015. See also Note 4 entitled “Licensing, Acquisitions and Other Arrangements” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1, “Financial Statements and Supplementary Data,” for further information relating to the acquisition of Stemcentrx and the collaboration with BI.

2016 Form 10-Q |  |  33

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

	Three months ended		Percent change		Six months ended		Percent change
	June 30,		At actual	At constant	June 30,		At actual	At constant
(in millions)	2016	2015	currency rates	currency rates	2016	2015	currency rates	currency rates
United States	$4,120	$3,370	22%	22%	$ 7,614	$ 6,020	26%	26%
International	2,332	2,105	11%	12%	4,796	4,495	7%	12%
Net revenues	$6,452	$5,475	18%	18%	$12,410	$10,515	18%	20%

2016 Form 10-Q |  |  34

The following table summarizes AbbVie’s worldwide net revenues:

	Three months ended		Percent change		Six months ended		Percent change
	June 30,		At actual	At constant	June 30,		At actual	At constant
(in millions)	2016	2015	currency rates	currency rates	2016	2015	currency rates	currency rates
HUMIRA
United States	$2,712	$2,141	27%	27%	$ 4,907	$ 3,805	29%	29%
International	1,437	1,396	3%	4%	2,819	2,843	(1)%	4%
Total	$4,149	$3,537	17%	18%	$ 7,726	$ 6,648	16%	18%
IMBRUVICA
United States	$ 384	$ 97	>100%	>100%	$ 709	$ 97	>100%	>100%
Collaboration revenues	55	10	>100%	>100%	111	10	>100%	>100%
Total	$ 439	$ 107	>100%	>100%	$ 820	$ 107	>100%	>100%
VIEKIRA
United States	$ 87	$ 227	(61)%	(61)%	$ 212	$ 365	(42)%	(42)%
International	332	158	>100%	>100%	621	251	>100%	>100%
Total	$ 419	$ 385	9%	8%	$ 833	$ 616	35%	38%
Lupron
United States	$ 179	$ 156	15%	15%	$ 330	$ 306	8%	8%
International	40	42	(5)%	(1)%	79	84	(6)%	1%
Total	$ 219	$ 198	10%	11%	$ 409	$ 390	5%	6%
Synagis
International	$ 45	$ 46	(3)%	8%	$ 364	$ 381	(4)%	3%
Synthroid
United States	$ 188	$ 187	1%	1%	$ 370	$ 373	(1)%	(1)%
Creon
United States	$ 180	$ 159	13%	13%	$ 330	$ 286	15%	15%
AndroGel
United States	$ 171	$ 170	1%	1%	$ 327	$ 323	1%	1%
Kaletra
United States	$ 30	$ 43	(30)%	(30)%	$ 63	$ 84	(25)%	(25)%
International	116	124	(6)%	1%	216	263	(18)%	(10)%
Total	$ 146	$ 167	(12)%	(7)%	$ 279	$ 347	(20)%	(13)%
Sevoflurane
United States	$ 22	$ 20	7%	7%	$ 39	$ 38	3%	3%
International	92	98	(6)%	(2)%	186	206	(10)%	(4)%
Total	$ 114	$ 118	(4)%	(1)%	$ 225	$ 244	(8)%	(3)%
Duodopa
United States	$ 9	$ 3	>100%	>100%	$ 16	$ 3	>100%	>100%
International	64	52	21%	18%	125	105	19%	21%
Total	$ 73	$ 55	31%	29%	$ 141	$ 108	31%	33%
All other	$ 309	$ 346	(11)%	(11)%	$ 586	$ 692	(16)%	(14)%
Total net revenues	$6,452	$5,475	18%	18%	$12,410	$10,515	18%	20%

The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.

Global HUMIRA sales increased 18% for both the three and six months ended June 30, 2016, primarily as a result of market growth across therapeutic categories and geographies and favorable pricing in certain geographies. In the United States, HUMIRA sales increased 27% and 29% for the three and six months ended June 30, 2016, respectively, driven by prescription volume, favorable pricing, and market growth across all indications. Internationally, HUMIRA sales increased 4% for both the three and six months ended June 30, 2016, respectively, driven primarily by growth across indications in certain geographies. AbbVie continues to pursue strategies to help further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.

Net revenues for IMBRUVICA represent product revenues in the United States as well as collaboration revenues related to AbbVie’s 50% share of IMBRUVICA profit outside of the United States following the completion of the acquisition of Pharmacyclics on May 26, 2015.

2016 Form 10-Q |  |  35

Global VIEKIRA sales for the three and six months ended June 30, 2016 increased 8% and 38%, respectively, primarily as a result of market growth in approved markets and geographic expansion. International revenues for the three and six months ended June 30, 2016 reflect sales in additional geographies where the product was approved subsequent to June 30, 2015. In the United States, sales decreased 61% and 42% for the three and six months ended June 30, 2016, respectively, primarily due to lower market share and pricing resulting from a new market entrant in the first quarter of 2016.

Synagis is a seasonal product with the majority of sales occurring in the first and fourth quarters. Synagis revenues the for six months ended June 30, 2016 increased 3% due to sales occurring earlier compared to the prior year.

Sales for Creon increased 13% and 15% for the three and six months ended June 30, 2016, respectively, driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market.

Global Kaletra sales for the three and six months ended June 30, 2016 declined 7% and 13%, respectively, primarily due to lower market share resulting from the impact of increasing competition in the HIV marketplace.

Net revenues for Duodopa increased 29% and 33% for the three and six months ended June 30, 2016, respectively, primarily as a result of market growth and geographic expansion. Duopa was approved in the United States in January 2015. AbbVie expects net revenues for Duopa in the United States will continue to gradually increase as the product gains acceptance in the marketplace.

Gross Margin

	Three months ended June 30,			Six months ended June 30,
(in millions)	2016	2015	% change	2016	2015	% change

Gross margin	$5,047	$4,559	11%	$9,636	$8,657	11%

as a % of net revenues	78%	83%		78%	82%

Gross margin as a percentage of net revenues decreased for both the three and six months ended June 30, 2016 compared to the prior year periods due to higher intangible asset amortization, the impact of foreign exchange rates, and the unfavorable impact related to the Pharmacyclics acquisition, including the profit sharing arrangement and the amortization of the fair market value step-up of acquisition-date inventory. These reductions were partially offset by the favorable impact of product mix across the product portfolio and operational efficiencies. Gross margin also included a $39 million charge related to the impairment of an intangible asset in the first quarter of 2016.

Selling, General and Administrative

	Three months ended June 30,			Six months ended June 30,
(in millions)	2016	2015	% change	2016	2015	% change

Selling, general and administrative	$1,466	$1,703	(14)%	$2,821	$3,176	(11)%

as a % of net revenues	23%	31%		23%	30%

SG&A expenses as a percentage of net revenues declined for both the three and six months ended June 30, 2016 compared to the prior year periods due to continued leverage from revenue growth and lower costs in 2016. SG&A expenses for the three and six months ended June 30, 2015 included $93 and $194 million, respectively, of costs associated with the separation from Abbott and $220 and $222 million for the three and six months ended June 30, 2015, respectively of Pharmacyclics acquisition and integration costs.

2016 Form 10-Q |  |  36

Research and Development and Acquired In-Process Research and Development

	Three months ended June 30,			Six months ended June 30,
(in millions)	2016	2015	% change	2016	2015	% change

Research and development	$1,124	$981	15%	$2,070	$1,792	16%

as a % of net revenues	17%	18%		17%	17%

Acquired in-process research and development	$ 70	$ 23	n/m	$ 80	$ 150	(47)%

n/m – Not meaningful.

R&D expenses for both the three and six months ended June 30, 2016 reflected added funding to support the company’s emerging mid- and late-stage pipeline assets and the impact of the post-acquisition R&D expenses of Pharmacyclics. Additionally, R&D expenses included Stemcentrx acquisition and integration costs of $68 million for both the three and six months ended June 30, 2016 as well as charges for regulatory milestone payments due to collaboration partners aggregating $55 million and $70 million for the three and six months ended June 30, 2016, respectively. For both the three and six months ended June 30, 2015, R&D expenses included Pharmacyclics acquisition and integration costs of $93 million.

IPR&D expenses for the six months ended June 30, 2016 reflect upfront payments related to various collaborations. There were no individually material transactions or cash flows during the six months ended June 30, 2016. IPR&D expenses for the six months ended June 30, 2015 included a charge of $100 million as a result of entering into an exclusive worldwide license agreement with C2N Diagnostics (C2N) to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders.

Other Non-Operating Expenses

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Interest expense	$245	$172	$460	$304
Interest income	(20)	(8)	(35)	(14)
Interest expense, net	$225	$164	$425	$290

Net foreign exchange loss	$ 15	$ 14	$317	$178
Other expense, net	$ 51	$ (4)	$ 51	$ (3)

Interest expense, net was comprised primarily of interest expense on outstanding debt. The increase for the three and six months ended June 30, 2016 was primarily due to the May 2015 issuance of $16.7 billion aggregate principal amount of senior notes, which were issued primarily to finance the acquisition of Pharmacyclics, as well as the May 2016 issuance of $7.8 billion aggregate principal amount of senior notes, which were issued primarily to finance the acquisition of Stemcentrx and to repay the company’s outstanding $2.0 billion term loan maturing in November 2016. These increases were partially offset by the absence of bridge financing-related costs of $27 million and $86 million for the three and six months ended June 30, 2015, respectively, incurred in connection with the acquisition of Pharmacyclics.

Net foreign exchange loss for the six months ended June 30, 2016 included losses totaling $298 million related to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. Refer to Note 8 entitled “Financial Instruments and Fair Value Measures” of the Notes to Condensed Consolidated Financial Statements for further information regarding the Venezuelan devaluation. Net foreign exchange loss for the six months ended June 30, 2015 included losses totaling $170 million to reflect the completed liquidation of the company’s remaining foreign currency positions related to the terminated proposed combination with Shire plc.

Other expense, net for both the three and six months ended June 30, 2016 included a charge of $40 million related to the change in fair value of contingent consideration in connection with the acquisition of BI, as well as a charge of $12 million related to treasury rate lock agreements entered into in order to mitigate the risks associated with changes in interest rates related to an issuance of

2016 Form 10-Q |  |  37

long-term debt. Refer to Note 4 entitled “Licensing, Acquisitions and Other Arrangements” of the Notes to Condensed Consolidated Financial Statements for further information regarding the acquisitions of BI and Stemcentrx.

Income Tax Expense

The effective tax rate was 23% for both the three and six months ended June 30, 2016, respectively, and 19% and 22% for the three and six months ended June 30, 2015, respectively. The effective tax rate in each period differs from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, and business development activities together with the cost of repatriation decisions. The increase in the effective tax rate for the three and six months ended June 30, 2016 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including acquisitions, collaborations and the unfavorable impact of the non-deductible devaluation loss related to Venezuela.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
(in millions)	2016	2015
Cash flows provided by/(used in):	$ 4,046	$ 3,417
Operating activities
Investing activities	$(5,756)	$(13,384)
Financing activities	$ (55)	$ 9,239

Cash flows provided by operations for the six months ended June 30, 2016 were $4.0 billion compared to $3.4 billion for the six months ended June 30, 2015. The increase was primarily due to improved results of operations due to revenue growth and an improvement in operating margin. For the six months ended June 30, 2016 and 2015, cash provided by operating activities also reflected AbbVie’s voluntary contributions of $202 million and $150 million, respectively, primarily to its domestic defined benefit plans. Realized excess tax benefits associated with stock-based compensation totaled $38 million and $49 million for the six months ended June 30, 2016 and 2015, respectively, and were presented in the condensed consolidated statements of cash flows as an outflow within the operating section and an inflow within the financing section.

Investing activities for the six months ended June 30, 2016, primarily included $1.9 billion cash consideration paid to acquire Stemcentrx in June 2016, $595 million upfront payment to acquire certain rights from BI in April 2016, and net purchases of investment securities totaling $2.9 billion. For the six months ended June 30, 2015, investing activities primarily included $11.5 billion cash consideration paid to acquire Pharmacyclics in May 2015 (net of cash acquired of $877 million). Investing activities for the six months ended June 30, 2015 also included cash outflows related to other acquisitions and investments of $794 million, including a $500 million payment to Calico Life Sciences LLC and $100 million related to an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders. Cash flows from investing activities for both the six months ended June 30, 2016 and 2015 also reflected capital expenditures.

During the six months ended June 30, 2016 and 2015, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $494 million at June 30, 2016 and was $400 million at December 31, 2015. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed. In May 2016, the company issued $7.8 billion aggregate principal amount of senior notes with various maturities between 2021 and 2046. Approximately $2.0 billion of the net proceeds was used to repay an outstanding term loan maturing in November 2016, approximately $1.9 billion of the net proceeds were used to finance the acquisition of Stemcentrx, and approximately $3.8 billion of the net proceeds were used to finance an ASR described below. In connection with the May 2016 issuance of senior notes, AbbVie incurred $52 million of issuance costs. In May 2015, the company issued $16.7 billion aggregate principal amount of unsecured senior notes with various maturities between 2018 and 2045. Approximately $11.5 billion of the net proceeds were used to finance the acquisition of Pharmacyclics and $5.0 billion of the net proceeds were used to finance an ASR described below. During the six months ended June 30, 2015, the company paid $86 million of costs relating to an $18 billion, 364-Day Bridge Term Loan Credit Agreement (the bridge loan) as well as $93 million of costs relating to the May 2015 issuance of $16.7 billion aggregate principal amount of senior notes. No amounts were drawn under the bridge loan, which was terminated as a result of the issuance of the senior notes.

2016 Form 10-Q |  |  38

Cash dividend payments totaled $1.9 billion and $1.6 billion for the six months ended June 30, 2016 and 2015, respectively. The increase in cash dividend payments was primarily due to an increase in the dividend rate as well as an increase in shares issued and outstanding as a result of the Pharmacyclics acquisition. On June 16, 2016, the board of directors declared a quarterly cash dividend of $0.57 per share of common stock for stockholders of record at the close of business on July 15, 2016, payable on August 15, 2016. The timing, declaration, amount of, and payment of any dividends is within the discretion of AbbVie’s board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors.

In October 2014, AbbVie’s board of directors authorized a new $5.0 billion stock repurchase program, which was effective immediately and superseded the previous authorization. In March 2015, the board of directors authorized an increase of $5.0 billion to the existing stock repurchase program in anticipation of executing an ASR in connection with the acquisition of Pharmacyclics. On May 26, 2015, AbbVie entered into and executed a $5.0 billion ASR with a third party financial institution pursuant to which AbbVie received an initial delivery of approximately 68 million shares of AbbVie’s common stock in the three months ended June 30, 2015 and a final delivery of 5 million shares in the three months ended September 30, 2015. In April 2016, the board of directors authorized an increase of $4.0 billion to the existing stock repurchase program in anticipation of executing an ASR in connection with the acquisition of Stemcentrx. On June 1, 2016, AbbVie entered into and executed a $3.8 billion ASR with a third party financial institution pursuant to which AbbVie received an initial delivery of approximately 54 million shares of AbbVie’s common stock on June 2, 2016 The final settlement of the 2016 ASR is expected to occur before the end of the fourth quarter of 2016 and may be accelerated at the option of the counterparty. At settlement, the counterparty may be required to deliver additional shares of AbbVie’s common stock to AbbVie, or AbbVie may be required to deliver shares of its common stock or may elect to make a cash payment to the counterparty. The total number of shares to be repurchased under the ASR will be based on the daily volume-weighted average price of AbbVie’s common stock during the term of the ASR, less a discount, and subject to adjustment. For the six months ended June 30, 2015 and 2016, AbbVie recorded the aggregate $5.0 billion and $3.8 billion, respectively, paid under these transactions as a reduction to stockholders’ equity.

In addition to shares acquired under these ASRs, the company repurchased approximately 4 million shares for $250 million in the open market during the six months ended June 30, 2015. During the six months ended June 30, 2016, AbbVie settled $300 million of its open market purchases made during the three months ended December 31, 2015. Purchases of AbbVie shares may be made from time to time at management’s discretion, however, AbbVie is precluded from making additional purchases of AbbVie’s shares without the consent of the counterparty to the June 2016 ASR until such ASR is settled. AbbVie’s remaining stock repurchase authorization was $2.1 billion as of June 30, 2016, has no time limit and can be discontinued at any time.

Cash and equivalents for the six months ended June 30, 2016 and 2015 were also negatively impacted by net unfavorable exchange rate changes totaling $307 million and $220 million, respectively. The unfavorable exchange rate changes in 2016 were primarily due to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. The unfavorable exchange rate changes in 2015 were principally due to the weakening of the Euro and other foreign currencies on the translation of the company’s Euro-denominated assets and cash denominated in foreign currencies. While a significant portion of cash and equivalents at June 30, 2016 were considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the amount of undistributed earnings at June 30, 2016 have been reinvested indefinitely.

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

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, that have experienced a deterioration in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding net governmental receivables in these countries totaled $488

2016 Form 10-Q |  |  39

million at June 30, 2016 and $525 million at December 31, 2015. The company also continues to do business with foreign governments in certain oil-exporting countries, which have experienced a deterioration in economic conditions, including Saudi Arabia and Russia. Outstanding net governmental receivables related to Saudi Arabia and Russia were $135 million and $113 million, respectively, as of June 30, 2016. Due to the decline in the price of oil, liquidity issues in certain countries may result in delays in the collection of receivables. Global economic conditions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Currently, AbbVie does not believe the economic conditions in oil-exporting countries will have a material impact on the company’s liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of June 30, 2016.

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At June 30, 2016, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were not material. There were no amounts outstanding under the credit facility as of June 30, 2016 and December 31, 2015.

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

Credit Ratings

On April 28, 2016, following the announcement of the proposed acquisition of Stemcentrx, Standard & Poor’s Rating Services (S&P) lowered AbbVie’s corporate credit rating and senior unsecured debt rating to “A-” from “A”. AbbVie’s “A-1” commercial paper rating remained unchanged. S&P revised its ratings outlook to “stable” from “negative”. On June 1, 2016, Moody’s Investor Service downgraded AbbVie’s senior unsecured long-term rating to Baa2 from Baa1 and affirmed AbbVie’s Prime-2 short-term rating. There were no additional changes in the company’s credit ratings in the six months ended June 30, 2016.

Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as these most significantly impact the company’s financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results may vary from these estimates. A summary of the company’s significant accounting policies is included in Note 2 entitled “Summary of Significant Accounting Policies” to the company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the company’s application of its critical accounting policies during the three months or six months ended June 30, 2016.

2016 Form 10-Q |  |  40

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

FOREIGN CURRENCY RISK

AbbVie’s primary net foreign currency exposures are the Euro, Japanese yen, and British pound. Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated transactions denominated in a currency other than the functional currency of the local entity. These contracts were designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and were marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive loss in AbbVie’s condensed consolidated balance sheets. The duration of these forward exchange contracts were generally less than eighteen months. Deferred gains or losses on these contracts are included in cost of products sold at the time the products are sold to a third party, generally not exceeding six months from the date of settlement. At June 30, 2016 and December 31, 2015, AbbVie held $2.7 billion and $1.5 billion, respectively, in notional amounts of such contracts.

AbbVie enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. The contracts, which were not designated as hedges, were marked-to-market, and resulting gains or losses were reflected in net foreign exchange loss on AbbVie’s condensed consolidated statements of earnings and were generally offset by losses or gains on the foreign currency exposure being managed. At June 30, 2016 and December 31, 2015, AbbVie held notional amounts of $6.3 billion and $6.8 billion, respectively, of such foreign currency forward exchange contracts.

2016 Form 10-Q |  |  41

The following table reflects the total foreign currency forward contracts outstanding at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$6,444	1.130	$ 43	$5,880	1.103	$34
Japanese yen	662	104.6	(10)	853	120.9	(2)
British pound	327	1.425	16	163	1.496	1
All other currencies	1,553	N/A	(12)	1,387	N/A	8
Total	$8,986		$ 37	$8,283		$41

The company estimates that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $0.9 billion at June 30, 2016. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. A 10% appreciation is believed to be a reasonably possible near-term change in foreign currencies. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange.

The functional currency of the company’s Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. At December 31, 2015, there were three legal exchange mechanisms administered by the Venezuelan government. These were the official rate of 6.3 Venezuelan bolivars (VEF) per U.S. dollar, the Supplementary System for the Administration of Foreign Currency (SICAD) rate of approximately 13.5, and the Foreign Exchange Marginal System (SIMADI) rate of approximately 200. Effective March 10, 2016, the Venezuelan government devalued the official rate of 6.3 to 10 VEF per U.S. dollar, eliminated the SICAD rate, and replaced SIMADI with a new exchange mechanism, Divisa Complementaria (DICOM). As of June 30, 2016, the DICOM rate was approximately 628 VEF per U.S. dollar.

During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the DICOM rate. Therefore, during the first quarter of 2016, AbbVie recorded a charge of $298 million to net foreign exchange loss to revalue its bolivar-denominated net monetary assets using the DICOM rate of approximately 270 VEF per U.S. dollar.

As of June 30, 2016, AbbVie’s net monetary assets in Venezuela were approximately $3 million. The company cannot predict whether there will be further devaluations of the Venezuelan currency or whether use of the DICOM rate will continue to be supported by evolving facts and circumstances.

INTEREST RATE RISK

Interest rate swaps are used to manage the company’s exposure of changes in interest rates on the fair value of fixed-rate debt. The effect of these hedges is to change the fixed interest rate to a variable rate. AbbVie does not use derivative instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for investment securities. At June 30, 2016 and December 31, 2015, AbbVie had interest rate hedge contracts totaling $15.8 billion and $11.0 billion, respectively. The company estimates that an increase in the interest rates of 100-basis points would decrease the fair value of AbbVie’s interest rate swap contracts by approximately $793 million at June 30, 2016. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100-basis points in long-term interest rates would decrease the fair value of long-term debt by $2.5 billion at June 30, 2016.

MARKET PRICE RISK

AbbVie’s main exposure to market price risk is on the debt securities investment portfolio (the portfolio), which is subject to changes in fair value as a result of interest rate fluctuations and other market factors. It is AbbVie’s policy to mitigate market price risk by

2016 Form 10-Q |  |  42

maintaining a diversified portfolio that limits the amount of exposure to a particular issuer and security type while placing limits on the amount of time to maturity. AbbVie’s investment policy limits investments to investment grade credit ratings. The company estimates that an increase in the interest rates of 100 basis points would decrease the fair value of the portfolio by approximately $23 million at June 30, 2016. If realized, the fair value reduction would affect earnings in the period incurred.

AbbVie also holds equity securities in other pharmaceutical and biotechnology companies that are traded on public stock exchanges. A hypothetical 20% decrease in the share prices of these investments would decrease the fair value of these investments by $15 million at June 30, 2016. A 20% decrease is believed to be a reasonably possible near-term change in share prices.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended June 30, 2016.

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

2016 Form 10-Q |  |  43

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 – April 30, 2016	1,680	(1)	$41.60	(1)	—		$5,927,160,135	(2)
May 1, 2016 – May 31, 2016	3,560	(1)	$44.38	(1)	—		$5,927,160,135	(2)
June 1, 2016 – June 30, 2016	54,454,522	(1)/(3)	$62.82	(1)/(3)	54,432,596	(3)	$2,127,160,135	(2)
Total	54,459,762	(1)/(3)	$62.82	(1)/(3)	54,432,596	(3)	$2,127,160,135	(2)

1.             In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares included the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 1,680 in April; 3,560 in May; and 21,926 in June, with average exercise prices of $41.60, $44.38, and $45.39, respectively.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.             On October 20, 2014, AbbVie announced that its board of directors authorized the purchase of up to $5.0 billion of its common stock. In March 2015 and in April 2016, the board of directors authorized increases of $5.0 billion and $4.0 billion, respectively, to this repurchase program in anticipation of executing accelerated share repurchase agreements in connection with the acquisitions of Pharmacyclics, Inc. and Stemcentrx, Inc., respectively. Purchases of AbbVie shares under this program may be made from time to time at management’s discretion. The program has no time limit and can be discontinued at any time.

3.          On June 1, 2016, AbbVie entered into and executed a $3.8 billion accelerated share repurchase agreement pursuant to which AbbVie received an initial delivery of approximately 54 million shares of AbbVie’s common stock on June 2, 2016, which represented approximately 90% of the total shares expected to be delivered under the agreement, at an average repurchase price of $62.83. At settlement of the agreement, the counterparty may be required to deliver additional shares of AbbVie’s common stock to AbbVie or, under certain circumstances, AbbVie may be required to deliver shares of its common stock or may elect to make a cash payment. The total number of shares to be repurchased under the agreement will be based on the daily volume-weighted average price of AbbVie’s common stock during the term of the agreement, less a discount, and subject to adjustment. The final settlement of the agreement is expected to occur before the end of the fourth quarter of 2016 and may be accelerated at the option of the counterparty.

ITEM 6.   EXHIBITS

Incorporated by reference to the Exhibit Index included herewith.

2016 Form 10-Q |  |  44

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ William J. Chase
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: August 5, 2016

2016 Form 10-Q |  |  45

EXHIBIT INDEX

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1

* Agreement and Plan of Merger, dated as of April 25, 2016, by and among Stemcentrx, Inc., AbbVie Inc., Sirius Sonoma Corporation, AbbVie Stemcentrx LLC (formerly Sirius Sonoma LLC) and, solely for the purposes set forth therein, Fertile Valley LLC (incorporated by reference to Exhibit 2.1 of AbbVie’s Current Report on Form 8-K/A filed on May 6, 2016).*

10.2

* Amendment No. 1, dated as of May 28, 2016, to the Agreement and Plan of Merger, dated as of April 25, 2016, by and among Stemcentrx, Inc., AbbVie Inc., Sirius Sonoma Corporation, AbbVie Stemcentrx LLC (formerly Sirius Sonoma LLC) and, solely for the purposes set forth therein, Fertile Valley LLC (incorporated by reference to Exhibit 2.2 of AbbVie’s Current Report on Form 8-K filed on June 1, 2016).

10.3

* Underwriting Agreement, dated as of May 9, 2016, by and among AbbVie Inc., and Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named in Schedule II thereto (incorporated by reference to Exhibit 1.1 of AbbVie’s Current Report on Form 8-K filed on May 12, 2016).

10.4

* Supplemental Indenture No. 3 dated May 12, 2016, between AbbVie Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of AbbVie’s Current Report on Form 8-K filed on May 12, 2016).

10.5	* Form of 2.300% Notes due 2021 (included in Exhibit 4.1 of AbbVie’s Current Report on Form 8-K filed on May 12, 2016).

10.6	* Form of 2.850% Notes due 2023 (included in Exhibit 4.1 of AbbVie’s Current Report on Form 8-K filed on May 12, 2016).

10.7	* Form of 3.200% Notes due 2026 (included in Exhibit 4.1 of AbbVie’s Current Report on Form 8-K filed on May 12, 2016).

10.8	* Form of 4.300% Notes due 2036 (included in Exhibit 4.1 of AbbVie’s Current Report on Form 8-K filed on May 12, 2016).

10.9	* Form of 4.450% Notes due 2046 (included in Exhibit 4.1 of AbbVie’s Current Report on Form 8-K filed on May 12, 2016).

10.10	* Stemcentrx 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on June 16, 2016).**

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 5, 2016, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

* Incorporated herein by reference. Commission file number 001-35565.

** Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.