Form 10-Q
period 2016-09-30
AbbVie Inc.
filed 2016-11-07
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

As of October 24, 2016, AbbVie Inc. had 1,625,099,012 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

2016 Form 10-Q |	1

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Net revenues	$6,432	$5,944	$18,842	$16,459

Cost of products sold	1,504	1,167	4,278	3,025
Selling, general and administrative	1,381	1,474	4,202	4,650
Research and development	1,106	1,418	3,176	3,210
Acquired in-process research and development	80	—	160	150
Total operating costs and expenses	4,071	4,059	11,816	11,035
Operating earnings	2,361	1,885	7,026	5,424

Interest expense, net	250	197	675	487
Net foreign exchange loss (gain)	(4)	13	313	191
Other expense, net	101	28	152	25
Earnings before income tax expense	2,014	1,647	5,886	4,721
Income tax expense	416	408	1,324	1,094
Net earnings	$1,598	$1,239	$4,562	$3,627

Per share data
Basic earnings per share	$0.97	$0.75	$2.79	$2.22
Diluted earnings per share	$0.97	$0.74	$2.78	$2.21
Cash dividends declared per common share	$0.57	$0.51	$1.71	$1.53

Weighted-average basic shares outstanding	1,632	1,652	1,624	1,623
Weighted-average diluted shares outstanding	1,640	1,664	1,633	1,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

2016 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Net earnings	$1,598	$1,239	$4,562	$3,627

Foreign currency translation adjustments, net of tax (benefit) expense of $10 for the three months and $30 for the nine months ended September 30, 2016 and $10 for the three months and $(98) for the nine months ended September 30, 2015.	31	(48)	164	(464)
Pension and post-employment benefits, net of tax expense of $8 for the three months and $23 for the nine months ended September 30, 2016 and $10 for the three months and $28 for the nine months ended September 30, 2015.	15	23	48	91
Unrealized gains (losses) on marketable equity securities, net of tax (benefit) expense of $1 for the three months and $(7) for the nine months ended September 30, 2016 and $3 for the three months and $2 for the nine months ended September 30, 2015.	12	(13)	19	(4)
Hedging activities, net of tax expense (benefit) of $1 for the three months and $(3) for the nine months ended September 30, 2016 and $(5) for the three months and $(7) for the nine months ended September 30, 2015.	(8)	(87)	(10)	(91)
Other comprehensive income (loss)	50	(125)	221	(468)
Comprehensive income	$1,648	$1,114	$4,783	$3,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

2016 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets
Cash and equivalents	$6,218	$8,399
Short-term investments	1,732	8
Accounts receivable, net	4,999	4,730
Inventories	1,630	1,719
Prepaid expenses and other	1,711	1,458
Total current assets	16,290	16,314

Investments	1,378	145
Property and equipment, net	2,638	2,565
Intangible assets, net	29,113	19,709
Goodwill	15,657	13,168
Other assets	1,550	1,149
Total assets	$66,626	$53,050

Liabilities and Equity
Current liabilities
Short-term borrowings	$—	$406
Current portion of long-term debt and lease obligations	26	2,025
Accounts payable and accrued liabilities	9,077	8,463
Total current liabilities	9,103	10,894

Long-term debt and lease obligations	37,284	29,240
Deferred income taxes	6,124	5,276
Other long-term liabilities	7,646	3,695

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,762,991,093 shares issued as of September 30, 2016 and 1,749,027,140 as of December 31, 2015.	18	17
Common stock held in treasury, at cost, 138,083,499 shares as of September 30, 2016 and 139,134,205 as of December 31, 2015.	(8,760)	(8,839)
Additional paid-in capital	13,540	13,080
Retained earnings	4,011	2,248
Accumulated other comprehensive loss	(2,340)	(2,561)
Total stockholders’ equity	6,469	3,945

Total liabilities and equity	$66,626	$53,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

2016 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in millions) (brackets denote cash outflows)	2016	2015
Cash flows from operating activities
Net earnings	$4,562	$3,627
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	307	296
Amortization of intangible assets	554	279
Change in fair value of contingent consideration	143	—
Stock-based compensation	278	229
Upfront costs and milestones related to collaborations	230	280
Devaluation loss related to Venezuela	298	—
Other, net	326	369
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(129)	(842)
Inventories	28	(446)
Prepaid expenses and other assets	(122)	452
Accounts payable and other liabilities	(975)	1,328
Cash flows from operating activities	5,500	5,572

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(2,477)	(11,488)
Other acquisitions and investments	(172)	(794)
Acquisitions of property and equipment	(365)	(387)
Purchases of investment securities	(4,520)	(851)
Sales and maturities of investment securities	1,579	881
Cash flows from investing activities	(5,955)	(12,639)

Cash flows from financing activities
Net change in short-term borrowings	(406)	335
Proceeds from issuance of long-term debt	7,771	16,660
Repayments of long-term debt and lease obligations	(2,006)	(15)
Debt issuance cost	(52)	(179)
Dividends paid	(2,784)	(2,454)
Purchases of treasury stock	(4,209)	(6,342)
Proceeds from the exercise of stock options	207	123
Other, net	53	55
Cash flows from financing activities	(1,426)	8,183
Effect of exchange rate changes on cash and equivalents	(300)	(241)
Net increase (decrease) in cash and equivalents	(2,181)	875
Cash and equivalents, beginning of period	8,399	8,348

Cash and equivalents, end of period	$6,218	$9,223
Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	$3,923	$8,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

2016 Form 10-Q |	5

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net earnings. These provisions will not impact the accounting for AbbVie's investments in debt securities. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP.

2016 Form 10-Q |	6

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach and will be effective for AbbVie starting with the first quarter of 2019. Early adoption is permitted. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under the new guidance, excess tax benefits associated with share-based awards will be recognized in the statement of earnings when the awards vest or settle, rather than in stockholders’ equity. The standard also permits entities to make a policy election to account for forfeitures as they occur and clarifies the statement of cash flows presentation for certain components of share-based awards. The guidance will be effective for AbbVie starting with the first quarter of 2017. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard changes how credit losses are measured for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, the standard requires the use of a new forward-looking "expected credit loss" model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The standard additionally requires new disclosures and will be effective for AbbVie starting with the first quarter of 2020. Early adoption beginning in the first quarter of 2019 is permitted. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact to retained earnings as of the beginning of the fiscal year of adoption. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Interest expense	$271	$207	$731	$511
Interest income	(21)	(10)	(56)	(24)
Interest expense, net	$250	$197	$675	$487

Inventories

(in millions)	September 30, 2016	December 31, 2015
Finished goods	$315	$469
Work-in-process	1,184	1,081
Raw materials	131	169
Inventories	$1,630	$1,719

2016 Form 10-Q |	7

Property and Equipment

(in millions)	September 30, 2016	December 31, 2015
Property and equipment, gross	$7,710	$7,334
Less accumulated depreciation	(5,072)	(4,769)
Property and equipment, net	$2,638	$2,565

Depreciation expense was $96 million for the three months and $307 million for the nine months ended September 30, 2016 and $102 million for the three months and $296 million for the nine months ended September 30, 2015.

Note 3    Earnings Per Share

AbbVie grants certain shares of restricted stock awards (RSAs) and restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.

The following table summarizes the impact of the two-class method:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share information)	2016	2015	2016	2015
Basic EPS
Net earnings	$1,598	$1,239	$4,562	$3,627
Earnings allocated to participating securities	8	7	23	18
Earnings available to common shareholders	$1,590	$1,232	$4,539	$3,609
Weighted-average basic shares outstanding	1,632	1,652	1,624	1,623
Basic earnings per share	$0.97	$0.75	$2.79	$2.22

Diluted EPS
Net earnings	$1,598	$1,239	$4,562	$3,627
Earnings allocated to participating securities	8	7	23	18
Earnings available to common shareholders	$1,590	$1,232	$4,539	$3,609
Weighted-average shares of common stock outstanding	1,632	1,652	1,624	1,623
Effect of dilutive securities	8	12	9	12
Weighted-average diluted shares outstanding	1,640	1,664	1,633	1,635
Diluted earnings per share	$0.97	$0.74	$2.78	$2.21

As further described in Note 10, in both 2015 and 2016, AbbVie entered into and executed an accelerated share repurchase agreement (ASR) with third party financial institutions. For purposes of calculating EPS, AbbVie reflected the ASRs as a repurchase of AbbVie common stock in the relevant periods.

Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded were insignificant for all periods presented.

2016 Form 10-Q |	8

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

The aggregate upfront consideration for the acquisition of Stemcentrx consisted of approximately 62.4 million shares of AbbVie common stock, issued from common stock held in treasury, and cash. AbbVie may make up to $4.0 billion in additional payments upon the achievement of certain development and regulatory milestones. The acquisition-date fair value of this contingent consideration totaled $620 million and was estimated using a combination of probability-weighted discounted cash flow models and Monte Carlo simulation models. The estimate was based on significant inputs that are not observable in the market, referred to as Level 3 inputs, as described in more detail in Note 8. The following table summarizes total consideration:

(in millions)
Cash	$1,883
Fair value of AbbVie common stock	3,923
Contingent consideration	620
Total consideration	$6,426

The acquisition of Stemcentrx has been accounted for as a business combination using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

During the three months ended September 30, 2016, the company made a measurement period adjustment, including a refinement of the discount rate assumption, to increase the fair value of consideration transferred by $273 million and made measurement period adjustments to the preliminary purchase price allocation, including (i) an increase to indefinite-lived research and development intangible assets of $330 million, (ii) an increase to deferred income tax liabilities of $120 million and (iii) an increase to goodwill of $63 million. The company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. These adjustments did not have a significant impact on AbbVie's results of operations. Finalization of valuation efforts could result in additional changes in the amounts recorded for the acquisition-date fair value of contingent consideration, intangible assets, goodwill and associated deferred tax liabilities. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year from the acquisition date.

The following table summarizes preliminary fair values of assets acquired and liabilities assumed as of the June 1, 2016 acquisition date:

(in millions)
Assets acquired and liabilities assumed
Accounts receivable	$1
Prepaid expenses and other	7
Property and equipment	17
Intangible assets - Indefinite-lived research and development	6,100
Accounts payable and accrued liabilities	(31)
Deferred income taxes	(1,975)
Other long-term liabilities	(7)
Total identifiable net assets	4,112
Goodwill	2,314
Total assets acquired and liabilities assumed	$6,426

2016 Form 10-Q |	9

Intangible assets related to acquired in-process research and development (IPR&D) for Rova-T, four additional early-stage clinical compounds in solid tumor indications, and several additional pre-clinical compounds. The estimated fair value of the acquired IPR&D was determined using the multi-period excess earnings model of the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated annual cash flows for each asset or product (including net revenues, cost of sales, research and development (R&D) costs, selling and marketing costs and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the regulatory approval probabilities, commercial success risks, competitive landscape, as well as other factors.

Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recognized from the acquisition of Stemcentrx represents expected synergies, including the ability to (i) leverage the respective strengths of each business, (ii) expand the combined company’s product portfolio, (iii) accelerate AbbVie's clinical and commercial presence in oncology and (iv) establish a strong leadership position in oncology, and was impacted by the establishment of a deferred tax liability for the acquired identifiable intangible assets which have no tax basis. The goodwill is not deductible for tax purposes.

Following the acquisition date, the operating results of Stemcentrx have been included in the company's financial statements. AbbVie’s condensed consolidated statements of earnings for the nine months ended September 30, 2016 included no net revenues and an operating loss of $114 million associated with Stemcentrx's operations. This operating loss included $43 million of post-acquisition stock-based compensation expense for Stemcentrx options.

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of AbbVie and Stemcentrx for the three and nine months ended September 30, 2016 and 2015 as if the acquisition of Stemcentrx had occurred on January 1, 2015:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share information)	2016	2015	2016	2015
Net revenues	$6,432	$5,947	$18,845	$16,468
Net earnings	$1,579	$1,206	$4,515	$3,427
Basic earnings per share	$0.97	$0.70	$2.72	$2.03
Diluted earnings per share	$0.96	$0.70	$2.71	$2.02

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Stemcentrx. In order to reflect the occurrence of the acquisition on January 1, 2015 as required, the unaudited pro forma financial information includes adjustments to reflect the additional interest expense associated with the issuance of debt to finance the acquisition and the reclassification of acquisition, integration, and financing-related costs incurred during the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2015. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

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

2016 Form 10-Q |	10

Under the terms of the agreement, AbbVie made an upfront payment of $595 million. AbbVie will make $18 million of additional payments to BI pursuant to a contractual obligation to reimburse BI for certain development costs it incurred prior to the acquisition date. In addition, AbbVie may make additional contingent payments upon the achievement of defined development, regulatory, and commercial milestones as well as royalty payments based on net sales of licensed products. The maximum aggregate amount payable for development and regulatory milestones is approximately $1.6 billion. The acquisition-date fair value of these milestones was $606 million. In addition, the acquisition-date fair value of contingent royalty payments was $2.8 billion. The potential contingent consideration payments were estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which were then discounted to present value. The fair value measurements were based on Level 3 inputs.

The following table summarizes total consideration:

(in millions)
Cash	$595
Deferred consideration payable	18
Contingent consideration	3,365
Total consideration	$3,978

The company concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting.

During the three months ended September 30, 2016, the company made a measurement period adjustment to decrease the fair value of consideration transferred by $397 million and made measurement period adjustments to the preliminary purchase price allocation, including (i) a decrease to indefinite-lived research and development intangible assets of $460 million and (ii) an increase to goodwill of $63 million. The company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. As a result of these measurement period adjustments, other expense, net for the three months ended September 30, 2016 included a charge of $31 million that would have been recorded in the previous reporting period if the adjustments had been recognized as of the acquisition date. Finalization of valuation efforts could result in additional changes in the amounts recorded for the acquisition-date fair value of contingent consideration, intangible assets, goodwill, and associated deferred tax assets and liabilities. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year from the acquisition date.

The following table summarizes preliminary fair values of assets acquired as of the April 1, 2016 acquisition date:

(in millions)
Assets acquired
Identifiable intangible assets - Indefinite-lived research and development	$3,890
Goodwill	88
Total assets acquired	$3,978

The estimated fair value of the acquired IPR&D was determined using the multi-period excess earnings model of the “income approach.”

Goodwill was calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recognized from this acquisition includes expected synergies, including an expansion of the combined company’s immunology product portfolio.

Pro forma results of operations for this acquisition have not been presented because this acquisition is insignificant to AbbVie’s consolidated results of operations.

2016 Form 10-Q |	11

Acquisition of Pharmacyclics

On May 26, 2015, AbbVie acquired Pharmacyclics, a biopharmaceutical company that develops and commercializes novel therapies for people impacted by cancer. Pharmacyclics markets IMBRUVICA® (ibrutinib), a Bruton’s tyrosine kinase (BTK) inhibitor, targeting B-cell malignancies. The total consideration for the acquisition of Pharmacyclics consisted of cash and approximately 128 million shares of AbbVie common stock, and is summarized as follows:

(in millions)
Cash	$12,365
Fair value of AbbVie common stock	8,405
Total consideration	$20,770

The acquisition of Pharmacyclics was accounted for as a business combination using the acquisition method of accounting. In the second quarter of 2016, the company finalized its valuation of the acquisition date assets acquired and liabilities assumed. There were no measurement period adjustments in 2016.

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

The amortization of the fair market value step-up for acquired inventory was included in cost of products sold and R&D in the condensed consolidated statements of earnings. The related amortization was $127 million for the three months and $218 million for the nine months ended September 30, 2016 and $45 million for the three months and $64 million for the nine months ended September 30, 2015.

2016 Form 10-Q |	12

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of AbbVie and Pharmacyclics for the three and nine months ended September 30, 2015 as if the acquisition of Pharmacyclics had occurred on January 1, 2014:

	Three months ended September 30,	Nine months ended September 30,
(in millions, except per share information)	2015	2015
Net revenues	$5,944	$16,815
Net earnings	$1,332	$3,780
Basic earnings per share	$0.81	$2.23
Diluted earnings per share	$0.80	$2.22

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Pharmacyclics. In order to reflect the occurrence of the acquisition on January 1, 2014 as required, the unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense to be incurred based on the fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with the acquisition-date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of acquisition, integration, and financing-related costs incurred during the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2014. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

Other Licensing & Acquisitions Activity

The company recorded IPR&D charges of $80 million for the three months and $160 million for the nine months ended September 30, 2016. Excluding the Stemcentrx and BI acquisitions, cash outflows related to acquisitions and investments totaled $172 million for the nine months ended September 30, 2016 and primarily represented upfront payments made in connection with new licensing and collaboration agreements.

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

C2N Diagnostics

In March 2015, AbbVie entered into an exclusive worldwide license agreement with C2N Diagnostics to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders. As part of the agreement, AbbVie made an initial upfront payment of $100 million, which was expensed to IPR&D in the nine months ended September 30, 2015. In June 2016, a $35 million development milestone was achieved, which was recorded in R&D expense and subsequently paid in July 2016. Upon the achievement of certain development, regulatory, and commercial milestones, AbbVie could make additional payments of up to $650 million, as well as royalties on net sales.

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

2016 Form 10-Q |	13

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

The collaboration includes a cost sharing arrangement for associated collaboration activities. Except in certain cases, in general, Janssen is responsible for approximately 60% of collaboration development costs and AbbVie is responsible for the remaining 40% of collaboration development costs. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of products. Janssen is responsible for and has exclusive rights to commercialize IMBRUVICA outside the United States. While both parties have co-exclusive rights to commercialize the products in the United States, AbbVie is the principal in the end customer product sales. Operating expenses for costs incurred under the collaboration were reported in their respective expense line items, net of any payments due to or reimbursements due from Janssen. For sales of IMBRUVICA in the United States, revenues were included in net revenues and profit share costs were included in cost of products sold. Amounts payable to AbbVie by Janssen for IMBRUVICA sales outside the United States were included in net revenues.

Janssen’s share of the pre-tax profits in the United States under the collaboration were $211 million for the three months and $540 million for the nine months ended September 30, 2016 and $124 million for the three months and $169 million for the nine months ended September 30, 2015. AbbVie’s share of pre-tax profits outside the United States under the collaboration were $64 million for the three months and $175 million for the nine months ended September 30, 2016 and $37 million for the three months and $47 million for the nine months ended September 30, 2015. AbbVie’s share of the cost sharing expenses under the collaboration were $70 million for the three months and $195 million for the nine months ended September 30, 2016 and $65 million for the three months and $87 million for the nine months ended September 30, 2015.
Note 6    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of AbbVie’s goodwill:

(in millions)
Balance as of December 31, 2015	$13,168
Additions (see Note 4)	2,402
Foreign currency translation adjustments	87
Balance as of September 30, 2016	$15,657

The latest impairment assessment of goodwill was completed in the third quarter of 2016. As of September 30, 2016, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Intangible Assets, Net

The following table summarizes AbbVie’s intangible assets:

	September 30, 2016			December 31, 2015
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$16,481	$(4,155)	$12,326	$9,103	$(3,944)	$5,159
License agreements	7,806	(1,009)	6,797	8,000	(1,023)	6,977
Total definite-lived intangible assets	24,287	(5,164)	19,123	17,103	(4,967)	12,136
Indefinite-lived research and development	9,990	—	9,990	7,573	—	7,573
Total intangible assets, net	$34,277	$(5,164)	$29,113	$24,676	$(4,967)	$19,709

2016 Form 10-Q |	14

During the nine months ended September 30, 2016, AbbVie reclassified an aggregate $7.6 billion of indefinite-lived research and development intangible assets to developed product rights and license agreements intangible assets upon receiving certain regulatory approvals related to IMBRUVICA and Zinbryta. These intangible assets will be amortized over their estimated useful lives using the estimated pattern of economic benefit. During the nine months ended September 30, 2016, AbbVie adjusted fully amortized amounts totaling $396 million from gross balances and accumulated amortization for developed product rights and license agreements no longer generating cash flow.

Amortization expense was $208 million for the three months and $554 million for the nine months ended September 30, 2016 and $125 million for the three months and $279 million for the nine months ended September 30, 2015. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings. The anticipated annual amortization expense for definite-lived intangible assets is as follows:

(in billions)	2016	2017	2018	2019	2020
Anticipated annual amortization expense	$0.8	$1.1	$1.3	$1.6	$1.8

For the nine months ended September 30, 2016, an impairment charge of $39 million was recorded related to certain developed product rights in the United States due to a decline in the market for the product. The fair value was based on a discounted cash flow analysis and the charge was included in cost of products sold in the condensed consolidated statement of earnings.

Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. Indefinite-lived intangible assets as of September 30, 2016 primarily related to the acquisition of Stemcentrx and Boehringer Ingelheim. See Note 4 for additional information. The latest impairment assessment of indefinite-lived intangible assets was completed in the third quarter of 2016 and no impairment charges were recorded for the nine months ended September 30, 2016 and 2015. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if indicators of impairment exist.

Note 7    Restructuring Plans

AbbVie recorded restructuring charges of $5 million for the three months and $35 million for the nine months ended September 30, 2016 and $22 million for the three months and $50 million for the nine months ended September 30, 2015.

The following table summarizes the cash activity in the restructuring reserve for the nine months ended September 30, 2016:

(in millions)
Accrued balance as of December 31, 2015	$148
2016 restructuring charges	35
Payments and other adjustments	(93)
Accrued balance as of September 30, 2016	$90

Note 8    Financial Instruments and Fair Value Measures

Risk Management Policy

The company is exposed to foreign currency exchange rate and interest rate risks related to its business operations. The company’s hedging policy attempts to manage these risks to an acceptable level based on the company’s judgment of the appropriate trade-off between risk, opportunity and costs. The company uses derivative instruments to reduce its exposure to foreign currency exchange rates. The company is also exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in interest rates. The company periodically enters into interest rate swaps, based on judgment, to manage interest costs in which the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities and none of the company’s outstanding derivative instruments contain credit risk related contingent features; collateral is generally not required.

2016 Form 10-Q |	15

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $2.9 billion as of September 30, 2016 and $1.5 billion as of December 31, 2015 were designated as cash flow hedges and were recorded at fair value. The duration of these forward exchange contracts were generally less than eighteen months. Accumulated gains and losses as of September 30, 2016 will be included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.

The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts were not designated as hedges and were recorded at fair value. Resulting gains or losses were reflected in net foreign exchange loss in the consolidated statements of earnings and were generally offset by losses or gains on the foreign currency exposure being managed. The notional amounts of these foreign currency forward exchange contracts were $6.5 billion as of September 30, 2016 and $6.8 billion as of December 31, 2015.

AbbVie is a party to interest rate hedge contracts designated as fair value hedges with notional amounts totaling $15.8 billion at September 30, 2016 and $11.0 billion at December 31, 2015. The effect of the hedge is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount. Additionally, in the nine months ended September 30, 2016, AbbVie entered into treasury rate lock agreements in order to mitigate the risks associated with changes in interest rates related to an issuance of long-term debt. The treasury rate locks were not designated as hedges and were terminated upon the issuance of debt. In the nine months ended September 30, 2016, AbbVie recorded a charge of $12 million related to the treasury rate locks which was classified in other expense, net in the condensed consolidated statements of earnings.

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of September 30, 2016:

	Fair value – Derivatives in asset position		Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	Amount	Balance sheet caption	Amount
Foreign currency forward exchange contracts —
Hedging instruments	Prepaid expenses and other	$41	Accounts payable and accrued liabilities	$10
Hedging instruments	Other long-term assets	3	Other long-term liabilities	1
Others not designated as hedges	Prepaid expenses and other	11	Accounts payable and accrued liabilities	20
Interest rate swaps designated as fair value hedges	Other long-term assets	250	Other long-term liabilities	1
Total derivatives		$305		$32

The following table summarizes the amounts and location of AbbVie’s derivative instruments as of December 31, 2015:

	Fair value – Derivatives in asset position		Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	Amount	Balance sheet caption	Amount
Foreign currency forward exchange contracts —
Hedging instruments	Prepaid expenses and other	$33	Accounts payable and accrued liabilities	$—
Others not designated as hedges	Prepaid expenses and other	28	Accounts payable and accrued liabilities	21
Interest rate swaps designated as fair value hedges	Other long-term assets	9	Other long-term liabilities	81
Total derivatives		$70		$102

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

2016 Form 10-Q |	16

The following table summarizes the impact of the effective portions of the derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss), net of tax. The amount of hedge ineffectiveness was insignificant for all periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Unrealized gain/(loss)	$(4)	$2	$13	$78

The following table summarizes the location in the condensed consolidated statements of earnings and the amount of gain/(loss) recognized into net earnings for derivative instruments, including the effective portions of the gain/(loss) reclassified out of accumulated other comprehensive loss into net earnings:

		Three months ended September 30,		Nine months ended September 30,
(in millions) (brackets denote losses)	Statement of earnings caption	2016	2015	2016	2015
Foreign currency forward exchange contracts —
Designated as cash flow hedges	Cost of products sold	$4	$89	$23	$171
Not designated as hedges	Net foreign exchange loss	(15)	(5)	(122)	(170)
Non-designated treasury rate lock agreements	Other expense, net	—	—	(12)	—
Interest rate swaps designated as fair value hedges	Interest expense, net	(49)	235	321	236

The gain/(loss) related to fair value hedges is recognized in interest expense, net and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to interest expense, net for all periods presented.

Fair Value Measures

The fair value hierarchy under the accounting standard for fair value measurements consists of the following three levels:

·	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

·
Level 2 – Valuations based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market; and

·
Level 3 – Valuations using significant inputs that are unobservable in the market and include the use of judgment by the company’s management about the assumptions market participants would use in pricing the asset or liability.

2016 Form 10-Q |	17

The following table summarizes the bases used to measure certain assets and liabilities that were carried at fair value on a recurring basis in the condensed consolidated balance sheet as of September 30, 2016:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$6,218	$991	$5,227	$—
Time deposits	1,500	—	1,500	—
Debt securities	1,476	—	1,476	—
Equity securities	93	93	—	—
Interest rate hedges	250	—	250	—
Foreign currency contracts	55	—	55	—
Total assets	$9,592	$1,084	$8,508	$—
Liabilities
Interest rate hedges	$1	$—	$1	$—
Foreign currency contracts	31	—	31	—
Contingent consideration	4,128	—	—	4,128
Total liabilities	$4,160	$—	$32	$4,128

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

The fair values for time deposits included in cash and equivalents and short-term investments were determined based on a discounted cash flow analysis reflecting quoted market rates for the same or similar instruments. The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were based on prices obtained from commercial pricing services. Available-for-sale equity securities consists of investments for which the fair values were determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company were valued using publicized spot curves for interest rate hedges and publicized forward curves for foreign currency contracts. The fair value measurements of the contingent consideration were determined based on significant unobservable inputs, including the estimated probabilities and timing of achieving specified development, regulatory, and commercial milestones and the estimated amount of future sales of the product candidates acquired. Changes in discount rates or changes which increase or decrease the probabilities of achieving the

2016 Form 10-Q |	18

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

(in millions)
Fair value as of December 31, 2015	$—
Additions	3,985
Change in fair value recognized in net earnings	143
Fair value as of September 30, 2016	$4,128

The change in fair value recognized in net earnings was recorded in other expense, net in the condensed consolidated statements of net earnings for the three and nine months ended September 30, 2016.

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that were recognized at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of September 30, 2016 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book Value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$41	$42	$—	$5	$37
Total assets	$41	$42	$—	$5	$37
Liabilities
Current portion of long-term debt and lease obligations	$26	$26	$—	$26	$—
Long-term debt and lease obligations, excluding fair value hedges	37,035	38,426	36,358	2,068	—
Total liabilities	$37,061	$38,452	$36,358	$2,094	$—

2016 Form 10-Q |	19

The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2015 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book Value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$34	$37	$—	$—	$37
Total assets	$34	$37	$—	$—	$37
Liabilities
Short-term borrowings	$406	$406	$—	$406	$—
Current portion of long-term debt and lease obligations	2,025	2,016	—	2,016	—
Long-term debt and lease obligations, excluding fair value hedges	29,312	29,143	27,061	2,082	—
Total liabilities	$31,743	$31,565	$27,061	$4,504	$—

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

Available-for-sale Securities

Substantially all of the company’s investments in debt and equity securities were classified as available-for-sale. As of September 30, 2016, $232 million of debt securities were classified as short-term. Long-term debt securities mature primarily within five years. There were no significant debt securities outstanding as of December 31, 2015. Estimated fair values of available-for-sale securities were generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities by type as of September 30, 2016:

	Amortized Cost	Gross unrealized		Fair Value
(in millions)		Gains	Losses
Asset backed securities	$670	$1	$—	$671
Corporate debt securities	726	2	—	728
Other debt securities	77	—	—	77
Equity securities	19	74	—	93
Total	$1,492	$77	$—	$1,569

AbbVie periodically assesses its investment securities for other-than-temporary impairment losses. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security including any changes to the credit rating of the security, and the intent to sell, or whether AbbVie will more likely than not be required to sell the security before recovery of its amortized cost basis. AbbVie’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. Based on a review of these securities, AbbVie had no other-than-temporary impairments on these securities as of September 30, 2016.

2016 Form 10-Q |	20

Realized gains and losses on sales of investments were computed using the first-in, first-out method adjusted for any other-than-temporary declines in fair value that were recorded in net earnings. For the three and nine months ended September 30, 2016 and 2015, realized gains and losses were insignificant.

Concentrations of Risk

The functional currency of the company’s Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. At December 31, 2015, there were three legal exchange mechanisms administered by the Venezuelan government. These were the official rate of 6.3 Venezuelan bolivars (VEF) per U.S. dollar, the Supplementary System for the Administration of Foreign Currency (SICAD) rate of approximately 13.5 VEF per U.S. dollar, and the Foreign Exchange Marginal System (SIMADI) rate of approximately 200 VEF per U.S. dollar. Effective March 10, 2016, the Venezuelan government devalued the official rate of 6.3 to 10 VEF per U.S. dollar, eliminated the SICAD rate, and replaced SIMADI with a new exchange mechanism, Divisa Complementaria (DICOM). As of September 30, 2016, the DICOM rate was approximately 658 VEF per U.S. dollar.

During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the DICOM rate. Therefore, during the first quarter of 2016, AbbVie recorded a charge of $298 million to net foreign exchange loss to revalue its bolivar-denominated net monetary assets using the DICOM rate then in effect of approximately 270 VEF per U.S. dollar. As of September 30, 2016, AbbVie’s net monetary assets in Venezuela were approximately $3 million.

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have experienced a deterioration in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding net governmental receivables in these countries totaled $401 million at September 30, 2016 and $525 million at December 31, 2015. The company also continues to do business with foreign governments in certain oil-exporting countries, which have experienced a deterioration in economic conditions, including Saudi Arabia and Russia. Outstanding net governmental receivables were $160 million related to Saudi Arabia and $139 million related to Russia as of September 30, 2016. Due to the decline in the price of oil compared to the prior year, liquidity issues in certain countries may result in delays in the collection of receivables. Global economic conditions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Of total net accounts receivable, three U.S. wholesalers accounted for 47% as of September 30, 2016 and 51% as of December 31, 2015 and substantially all of AbbVie’s net revenues in the United States are to these three wholesalers.

HUMIRA® (adalimumab) is AbbVie’s single largest product and accounted for approximately 63% of AbbVie’s total net revenues for the nine months ended September 30, 2016 and 63% for the nine months ended September 30, 2015.

Debt and Credit Facilities

In May 2016, the company issued $7.8 billion aggregate principal amount of unsecured senior notes, consisting of $1.8 billion aggregate principal amount of its 2.30% senior notes due 2021, $1.0 billion aggregate principal amount of its 2.85% senior notes due 2023, $2.0 billion aggregate principal amount of its 3.20% senior notes due 2026, $1.0 billion aggregate principal amount of its 4.30% senior notes due 2036, and $2.0 billion aggregate principal amount of its 4.45% senior notes due 2046. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium. In connection with the offering, debt issuance costs totaled $52 million and debt discounts incurred totaled $29 million and are being amortized over the respective terms of the notes to interest expense, net in the condensed consolidated statements of earnings.

Of the $7.7 billion net proceeds, $2.0 billion was used to repay the company’s outstanding term loan that was due to mature in November 2016, approximately $1.9 billion was used to finance the acquisition of Stemcentrx and approximately $3.8 billion was used to finance an ASR with a third party financial institution. See Note 4 for additional information related to the acquisition of Stemcentrx and Note 10 for additional information related to the ASR.

In May 2015, the company issued $16.7 billion aggregate principal amount of unsecured senior notes. Debt issuance costs incurred in connection with the offering totaled $93 million and are being amortized over the respective terms of the notes to interest expense, net in the condensed consolidated statements of earnings. Of the $16.6 billion net proceeds, approximately $11.5 billion was used to

2016 Form 10-Q |	21

finance the acquisition of Pharmacyclics and approximately $5.0 billion was used to finance an ASR with a third party financial institution.

In March 2015, AbbVie entered into a bridge loan in support of the then planned acquisition of Pharmacyclics. No amounts were drawn under the bridge loan, which was terminated as a result of the company’s May 2015 issuance of the senior notes. Interest expense, net included costs related to the bridge loan of $86 million for the nine months ended September 30, 2015.

Short-term borrowings included commercial paper of $400 million as of December 31, 2015. There were no short term borrowings outstanding as of September 30, 2016. The weighted-average interest rate on commercial paper borrowings was 0.6% for the nine months ended September 30, 2016 and was 0.2% for the nine months ended September 30, 2015.

Note 9    Post-Employment Benefits

The following is a summary of net periodic benefit costs relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$52	$57	$158	$171	$6	$7	$19	$19
Interest cost	50	54	151	164	6	6	18	18
Expected return on plan assets	(88)	(81)	(266)	(244)	—	—	—	—
Amortization of actuarial losses and prior service costs	22	31	64	95	—	—	—	1
Net periodic benefit cost	$36	$61	$107	$186	$12	$13	$37	$38

Effective December 31, 2015, AbbVie elected to change the method it uses to estimate the service and interest cost components of net periodic benefit costs. Historically, AbbVie estimated these service and interest cost components of this expense utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In late 2015, AbbVie elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. AbbVie elected to make this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. AbbVie has accounted for this change prospectively as a change in accounting estimate that is inseparable from a change in accounting principle. Based on current economic conditions, this change is expected to reduce AbbVie’s net periodic benefit cost by approximately $41 million in 2016. This change had no effect on the 2015 expense and will not affect the measurement of AbbVie’s total benefit obligations.

AbbVie made voluntary contributions, primarily to its domestic defined benefit pension plans, of $202 million in the nine months ended September 30, 2016 and $150 million in the nine months ended September 30, 2015.

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

2016 Form 10-Q |	22

Stock-based compensation expense principally related to awards issued pursuant to the 2013 ISP and is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Cost of products sold	$6	$6	$19	$17
Research and development	6	24	161	87
Selling, general and administrative	35	25	141	125
Total	$47	$55	$321	$229

Stock-based compensation expense for the three and nine months ended September 30, 2016 also included the post-combination impact related to Stemcentrx options. See Note 4 for additional information related to the Stemcentrx acquisition.

Stock Options

Stock options awarded pursuant to the 2013 ISP typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period. The exercise price is at least equal to 100% of the market value on the date of grant. The fair value is determined using the Black-Scholes model. The weighted-average grant-date fair values of the stock options granted were $9.29 during the nine months ended September 30, 2016 and $9.96 during the nine months ended September 30, 2015.

The following table summarizes the activity for AbbVie stock options for the nine months ended September 30, 2016:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2015	23,569	$30.64	3.0	$674
Granted	1,143	54.99
Granted in acquisition	1,076	12.85
Exercised	(7,672)	26.50
Lapsed	(106)	23.62
Outstanding as of September 30, 2016	18,010	$32.48	3.8	$543
Exercisable as of September 30, 2016	14,857	$30.49	2.8	$484

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last day of trading for the relevant period. The total intrinsic value of options exercised was $57 million for the three months and $253 million for the nine months ended September 30, 2016 and $43 million for the three months and $186 million for the nine months ended September 30, 2015. On June 1, 2016, AbbVie issued stock options for 1.1 million AbbVie shares to holders of unvested Stemcentrx options as a result of the conversion of such options in connection with the Stemcentrx acquisition. These options were fair-valued using a lattice valuation model. See Note 4 for additional information related to the Stemcentrx acquisition.

As of September 30, 2016, $42 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs & RSUs

RSUs awarded pursuant to the 2013 ISP generally vest in one-third increments over a three-year period. AbbVie also grants certain performance-based equity awards to its senior executives and other key employees. Outstanding performance-based RSAs and RSUs awarded prior to 2016 have a five-year term and generally vest in one-third increments over a three-year period with vesting contingent upon AbbVie achieving a minimum return on equity (ROE) each year. Recipients are entitled to receive dividends or dividend equivalents as dividends are declared as of the record date during the vesting term of the award.

Performance-based awards granted in 2016 to senior executives and other key employees consist of a combination of performance-vested RSUs and performance shares. The performance-vested RSUs have the potential to vest in one-third increments during a three-year performance period based on AbbVie’s ROE relative to a defined peer group of pharmaceutical, biotech and life sciences

2016 Form 10-Q |	23

companies. The recipient may receive one share of AbbVie common stock for each vested award. The performance shares have the potential to vest over a three-year performance period and may be earned based on AbbVie’s EPS achievement and AbbVie’s total stockholder return (TSR) (a market condition) relative to a defined peer group of pharmaceutical, biotech and life sciences companies. Dividend equivalents on performance-vested RSUs and performance shares accrue during the performance period and are payable at vesting only to the extent that shares are earned.

The weighted-average grant-date fair value of RSAs and RSUs (including performance-based awards) generally is determined based on the number of shares granted and the quoted price of AbbVie’s common stock on the date of grant. The weighted-average grant-date fair values of performance shares with a TSR market condition are determined using the Monte Carlo simulation model.

The following table summarizes the activity for AbbVie RSAs and RSUs, including performance-based awards, for the nine months ended September 30, 2016:

(share units in thousands)	Share units	Weighted- average grant date fair value
Outstanding as of December 31, 2015	12,490	$51.66
Granted	5,480	55.17
Vested	(6,418)	46.13
Lapsed	(644)	56.90
Outstanding as of September 30, 2016	10,908	$56.36

The fair market value of RSAs and RSUs vested was $7 million for the three months and $343 million for the nine months ended September 30, 2016 and $6 million for the three months and $330 million for the nine months ended September 30, 2015.

As of September 30, 2016, $277 million of unrecognized compensation cost related to RSAs and RSUs is expected to be recognized as expense over approximately the next two years.

Cash Dividends

The following table summarizes quarterly cash dividends for the nine months ended September 30, 2016 and 2015:

2016			2015
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/28/16	02/15/17	$0.64	10/30/15	02/16/16	$0.57
09/09/16	11/15/16	$0.57	09/11/15	11/16/15	$0.51
06/16/16	08/15/16	$0.57	06/18/15	08/14/15	$0.51
02/18/16	05/16/16	$0.57	02/19/15	05/15/15	$0.51

2016 Form 10-Q |	24

Stock Repurchase Program

AbbVie's board of directors authorized increases to its existing stock repurchase program of $4.0 billion in April 2016 in anticipation of executing an ASR in connection with the Stemcentrx acquisition and of $5.0 billion in March 2015 in anticipation of executing an ASR in connection with the Pharmacyclics acquisition. The stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management’s direction depending on the company’s cash flows, net debt level, and market conditions. The program has no time limit and can be discontinued at any time. Shares repurchased under these programs are recorded at acquisition cost, including related expenses, and are available for general corporate purposes. The following table shows details about AbbVie’s ASR transactions:

(shares in millions, repurchase amounts in billions)
Execution date	Purchase amount	Initial delivery of shares	Final delivery of shares	Related acquisition
05/26/15	$5.0	68.1	5.0	Pharmacyclics
06/01/16	$3.8	54.4	5.4	Stemcentrx

On June 2, 2016, the initial 54.4 million shares of AbbVie’s common stock related to the 2016 ASR were received. The 2016 ASR transaction was completed on September 28, 2016, resulting in the receipt of an additional 5.4 million shares. AbbVie recorded the aggregate $3.8 billion purchase price of the 2016 ASR as a reduction to common stock held in treasury on the condensed consolidated balance sheet as of September 30, 2016.

In addition to the ASR transactions, AbbVie repurchased approximately 21 million shares in the open market for $1.2 billion during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, AbbVie cash-settled $300 million of its open market purchases made at the end of 2015. AbbVie's remaining stock repurchase authorization was $2.1 billion as of September 30, 2016.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2016:

(in millions)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains on marketable equity securities	Hedging activities	Total
Balance as of December 31, 2015	$(1,270)	$(1,378)	$47	$40	$(2,561)
Other comprehensive income before reclassifications	164	7	23	13	207
Net losses (gains) reclassified from accumulated other comprehensive loss	—	41	(4)	(23)	14
Net current-period other comprehensive income (loss)	164	48	19	(10)	221
Balance as of September 30, 2016	$(1,106)	$(1,330)	$66	$30	$(2,340)

Other comprehensive income for the nine months ended September 30, 2016 included foreign currency translation adjustments totaling a gain of $164 million, which was principally due to the impact of the improvement in the Euro and Japanese yen in the nine months ended September 30, 2016 on the translation of the company’s assets denominated in the Euro and Japanese yen.

2016 Form 10-Q |	25

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2015:

(in millions)	Foreign currency translation adjustments	Pension and post- employment benefits	Unrealized gains on marketable equity securities	Hedging activities	Total
Balance as of December 31, 2014	$(603)	$(1,608)	$3	$177	$(2,031)
Other comprehensive income before reclassifications	(464)	23	—	78	(363)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	68	(4)	(169)	(105)
Net current-period other comprehensive income (loss)	(464)	91	(4)	(91)	(468)
Balance as of September 30, 2015	$(1,067)	$(1,517)	$(1)	$86	$(2,499)

Other comprehensive loss for the nine months ended September 30, 2015 included foreign currency translation adjustments totaling a loss of $464 million, which was principally driven by the impact of the continued weakening of the Euro in the nine months ended September 30, 2015 on the translation of the company’s Euro-denominated assets.

The table below presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(in millions) (brackets denote gains)	2016	2015	2016	2015
Pension and post-employment benefits
Amortization of actuarial losses and prior service costs(a)	$22	$31	$64	$96
Less tax benefit	(8)	(10)	(23)	(28)
Total reclassifications, net of tax	$14	$21	$41	$68
Hedging activities
(Gains) on designated cash flow hedges(b)	$(2)	$(89)	$(21)	$(171)
Less tax expense (benefit)	(2)	—	(2)	2
Total reclassifications, net of tax	$(4)	$(89)	$(23)	$(169)
(a) Amounts were included in the computation of net periodic benefit cost (see Note 9 for additional information).
(b) Amounts were included in cost of products sold (see Note 8 for additional information).

Note 11    Income Taxes

The effective tax rate was 21% for the three months and 22% for the nine months ended September 30, 2016 and 25% for the three months and 23% for the nine months ended September 30, 2015. The effective tax rate in each period differed from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, business development activities and the cost of repatriation decisions. The decrease in the effective tax rate for the three and nine months ended September 30, 2016 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including acquisitions and collaborations.

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

2016 Form 10-Q |	26

Note 12    Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $205 million as of September 30, 2016 and approximately $170 million as of December 31, 2015. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrual. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

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

Several pending lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others are consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi-District Litigation (MDL) Rules as In re: AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission (FTC), generally allege Solvay's patent litigation involving AndroGel was sham litigation and the 2006 patent litigation settlement agreements and related agreements with three generic companies violate federal antitrust laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. These cases include: (a) four individual plaintiff lawsuits; (b) three purported class actions; and (c) Federal Trade Commission v. Actavis, Inc. et al. Following the district court's dismissal of all plaintiffs' claims, appellate proceedings led to the reinstatement of the claims regarding the patent litigation settlements, which are proceeding in discovery in the district court. The Attorney General of the State of Alaska has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in these lawsuits.

Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by three named direct purchasers of Niaspan and the other brought by ten named end-payor purchasers of Niaspan. The cases are consolidated for pre-trial proceedings in the United States District Court for the Eastern District of Pennsylvania under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. The office of the Attorney General of the State of Alaska has served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit. In October 2016, the State of California filed a lawsuit regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees.

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

2016 Form 10-Q |	27

In March 2015, the State of Louisiana filed a lawsuit, State of Louisiana v. Fournier Industrie et Sante, et al., against AbbVie, Abbott and affiliated Abbott entities in Louisiana state court. Plaintiff alleges that patent applications and patent litigation filed and other alleged conduct from the early 2000's and before related to the drug TriCor violated Louisiana State antitrust and unfair trade practices laws. The lawsuit seeks monetary damages and attorneys' fees. In August 2015, the court dismissed the case as time-barred. The state's appeal of that dismissal is pending.

In August 2013, a putative class action lawsuit, Sidney Hillman Health Center of Rochester, et al. v. AbbVie Inc., et al., was filed against AbbVie in the United States District Court for the Northern District of Illinois by three healthcare benefit providers alleging violations of Federal Racketeer Influenced and Corrupt Organizations (RICO) statutes and state deceptive business practice and unjust enrichment laws in connection with reimbursements for certain uses of Depakote from 1998 to 2012. Plaintiffs seek monetary damages and/or equitable relief and attorneys' fees. In June 2016, the court granted AbbVie’s motion to dismiss, without prejudice.

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

Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 3,770 claims are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 205 claims are pending in various state courts. Plaintiffs seek compensatory and punitive damages.

Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Over ninety percent of the approximately 760 claims are pending in the United States District Court for the Southern District of Illinois, and the rest are pending in various other federal and state courts. Plaintiffs seek compensatory and punitive damages.

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

AbbVie is seeking to enforce certain patent rights related to adalimumab (a drug AbbVie sells under the trademark HUMIRA®). In a case filed in United States District Court for the District of Delaware in August 2016, AbbVie alleges that Amgen Inc.’s and Amgen Manufacturing, Limited’s proposed biosimilar adalimumab product infringes certain AbbVie patents. AbbVie seeks declaratory and injunctive relief.

2016 Form 10-Q |	28

Note 13    Segment Information

AbbVie operates in one business segment—pharmaceutical products. The following table details AbbVie’s worldwide net revenues:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
HUMIRA	$4,060	$3,647	$11,786	$10,295
IMBRUVICA	501	304	1,321	411
VIEKIRA	378	469	1,211	1,085
Lupron	193	201	602	591
Synagis	96	93	460	474
Synthroid	188	188	558	561
Creon	187	161	517	447
AndroGel	174	177	501	500
Kaletra	137	168	416	515
Sevoflurane	102	122	327	366
Duodopa	74	61	215	169
All other	342	353	928	1,045
Total net revenues	$6,432	$5,944	$18,842	$16,459

2016 Form 10-Q |	29

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of September 30, 2016 and December 31, 2015 and the results of operations for the three and nine months ended September 30, 2016 and 2015. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”

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

2016 Strategic Objectives

AbbVie’s mission is to be an innovation-driven, patient-focused specialty biopharmaceutical company capable of achieving top-tier financial performance through outstanding execution and a consistent stream of innovative new medicines. AbbVie intends to continue to advance its mission in a number of ways, including (i) growing revenues through continued strong performance from its existing portfolio of on-market products, including its flagship brands, HUMIRA, IMBRUVICA and VIEKIRA, as well as growth from pipeline products; (ii) expanding gross and operating margins; (iii) continued investment in its pipeline in support of opportunities in immunology, oncology, virology and neurology as well as continued investment in key on-market products; (iv) augmentation of its pipeline through concerted focus on strategic licensing, acquisition and partnering activity with a focus on identifying compelling programs that fit AbbVie’s strategic criteria; and (v) returning cash to shareholders via dividends and share repurchases. In addition, AbbVie anticipates several regulatory submissions and key data readouts from key clinical trials in the next twelve months.

Financial Results

The company’s financial performance for the nine months ended September 30, 2016 included delivering worldwide net revenues of $19 billion, improved operating margin, and fully diluted earnings per share of $2.78. Worldwide net revenues grew by 16% on a constant currency basis, driven primarily by the continued strength of HUMIRA, post-acquisition revenues related to IMBRUVICA, geographic expansion and international market growth of VIEKIRA and revenue growth from other key products including Creon and Duodopa.

Fully diluted earnings per share was $2.78 for the nine months ended September 30, 2016 and included after-tax costs totaling $445 million related to the amortization of intangible assets, a $298 million devaluation loss related to Venezuela, after-tax costs totaling $229 million related to acquisitions, after-tax costs totaling $160 million for acquired IPR&D, after-tax charges of $145 million for changes in contingent consideration and after-tax charges for milestone payments of $70 million. AbbVie’s financial performance also reflected an improvement in operating margin to 37% of net revenues, primarily due to a reduction in selling, general and administrative (SG&A) expenses and continued leverage from revenue growth, partially offset by a decline in gross margin to 77% of net revenues primarily due to increased amortization expense and the unfavorable impact related to the Pharmacyclics acquisition, including the profit sharing arrangement and the amortization of the fair market value step-up of acquisition-date inventory. Additionally, financial results for the nine months ended September 30, 2016 reflected added funding to support AbbVie’s emerging mid- and late-stage pipeline assets and continued investment in AbbVie’s growth brands.

2016 Form 10-Q |	30

The company generated cash flows from operations of $5.5 billion for the nine months ended September 30, 2016, which AbbVie utilized to continue to enhance its pipeline through licensing and collaboration activities, pay cash dividends to stockholders of $2.8 billion and settle $300 million of open market share repurchases made at the end of 2015. In September 2016, AbbVie’s board of directors declared a quarterly cash dividend of $0.57 per share of common stock payable in November 2016. On October 28, 2016, the company announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.57 per share to $0.64 per share beginning with the dividend payable in February 2017. This reflects an increase of approximately 12 percent over the previous quarterly rate.

In April 2016, AbbVie acquired all rights to risankizumab (BI 655066), an anti-IL-23 monoclonal biologic antibody, from BI pursuant to a global collaboration agreement. In June, AbbVie acquired Stemcentrx, a privately held biotechnology company. In connection with the Stemcentrx acquisition, AbbVie’s board of directors authorized a $4.0 billion increase to AbbVie’s existing share repurchase program. Promptly following the closing of the Stemcentrx transaction, AbbVie entered into and executed a $3.8 billion accelerated share repurchase agreement (ASR) with a third party financial institution to reacquire nearly all of the newly-issued equity. In May 2016, AbbVie issued $7.8 billion aggregate principal amount of unsecured senior notes. Of the $7.7 billion net proceeds, $2.0 billion was used to repay the company’s outstanding term loan that was due to mature in November 2016, approximately $1.9 billion was used to finance the acquisition of Stemcentrx and approximately $3.8 billion was used to finance the ASR. See Note 4 to the Condensed Consolidated Financial Statements for additional information related to the acquisition of both Stemcentrx and BI and Note 10 for additional information related to the ASR.

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

The following sections summarize transitions of significant programs from Phase 2 development to Phase 3 development as well as developments in significant Phase 3 and registration programs. AbbVie expects multiple Phase 2 programs to transition into Phase 3 programs in the next twelve months.

Significant Programs and Developments

Immunology

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

2016 Form 10-Q |	31

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

•
In October 2016, AbbVie opted not to exercise an option to license vobarilizumab, an anti-IL-6R Nanobody, from Ablynx NV based on results of a Phase 2 study in rheumatoid arthritis. AbbVie retains an option to license vobarilizumab based on results of an on-going Phase 2 study in systemic lupus erythematosus.

Oncology

•
In April 2016, the FDA granted accelerated approval of Venclexta (venetoclax) tablets for patients diagnosed with chronic lymphocytic leukemia (CLL) with 17p deletion who have received at least one prior therapy. Additionally, in January 2016, the FDA granted two additional breakthrough therapy designations for venetoclax: (i) in combination with rituximab for the treatment of patients with relapsed/refractory CLL, including patients with chromosome 17p deletion; and (ii) in combination with hypomethylating agents for the treatment of patients with untreated (treatment-naïve) acute myeloid leukemia who are ineligible to receive standard induction therapy (high-dose chemotherapy). In February 2016, AbbVie announced that the EMA granted Orphan Drug Designation to venetoclax for the treatment of acute myeloid leukemia. The FDA also recently granted venetoclax orphan drug designation for the treatment of patients with acute myeloid leukemia. In October 2016, AbbVie announced that the European Committee for Medicinal Products for Human Use (CHMP) of the EMA granted a positive opinion for VENCLEXTO for patients with relapsed/refractory CLL with chromosome 17p deletion or TP53 mutation in adult patients who are unsuitable for or have failed a B-cell receptor pathway inhibitor, or in patients without the 17p deletion or TP53 mutations who have failed both chemotherapy and a B-cell pathway inhibitor.

•
In July 2016, AbbVie announced the initiation of a Phase 3 clinical trial to study the safety and efficacy of venetoclax in combination with bortezomib and dexamethasone in patients with relapsed or refractory multiple myeloma who are considered sensitive or naive to proteasome inhibitors and have received one to three prior lines of therapy. The combination of venetoclax, bortezomib and dexamethasone will be compared to treatment with bortezomib, dexamethasone and placebo.

•
In February 2016, AbbVie announced that the FDA granted IMBRUVICA orphan drug designation for the treatment of patients with extranodal marginal zone lymphoma. In September 2016, AbbVie announced that it submitted a supplemental New Drug Application (sNDA) to the FDA for IMBRUVICA to treat patients with marginal zone lymphoma (MZL). MZL is a slow-growing form of non-Hodgkin's lymphoma.

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

•
In May 2016, AbbVie announced that the FDA updated the IMBRUVICA Prescribing Information to include new data from two Phase 3 trials supporting expanded use in patients with CLL and small lymphocytic lymphoma. The label now includes overall survival results in previously-untreated CLL/small lymphocytic lymphoma patients from the Phase 3 RESONATE-2 trial. The IMBRUVICA label has also been updated with safety and efficacy data from the Phase 3 HELIOS trial assessing the use of IMBRUVICA in combination with bendamustine and rituximab versus placebo plus rituximab in relapsed/refractory patients with CLL/small lymphocytic lymphoma. Additionally, the FDA approved a new IMBRUVICA indication to include the treatment of patients with small lymphocytic lymphoma with or without the deletion of chromosome 17p.

•
In June 2016, AbbVie announced that the FDA granted IMBRUVICA breakthrough therapy designation for chronic graft-versus-host-disease after failure of one or more lines of systemic therapy, a rare condition with limited treatment options. The FDA additionally granted IMBRUVICA orphan drug designation for this condition. This is the fourth breakthrough therapy designation for IMBRUVICA.

2016 Form 10-Q |	32

•
In May 2016, Bristol-Myers Squibb Company (BMS) and AbbVie announced that the EMA approved Empliciti (elotuzumab) for the treatment of multiple myeloma as combination therapy with Revlimid® (lenalidomide) and dexamethasone in adult patients who have received at least one prior therapy. Empliciti is now the first and only immunostimulatory antibody approved for multiple myeloma in the EU.

•
In June 2016, AbbVie acquired Stemcentrx and its lead late-stage asset rovalpituzumab tesirine (Rova-T) currently in registrational trials for small cell lung cancer (SCLC). Rova-T is a novel bio-marker-specific therapy that is derived from cancer stem cells and targets delta-like protein 3 (DLL3) that is expressed in more than 80% of SCLC patient tumors and is not present in healthy tissue. Registrational trials for third-line SCLC are expected to complete enrollment by the end of 2016. AbbVie recently began enrollment of a Phase 1 eight-arm "basket study" in neuroendocrine tumors and a Phase 1/2 regimen selection study as a first-line treatment for SCLC. Beyond Rova-T, Stemcentrx has four novel compounds in clinical trials across several solid tumor indications and has additional pre-clinical compounds.

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

Virology/Liver Disease

•
In February 2016, AbbVie announced that (CHMP) granted a positive opinion for the use of VIEKIRA (ombitasvir/paritaprevir/ritonavir tablets) + EXVIERA (dasabuvir tablets) without ribavirin (RBV) in chronic HCV infected genotype 1b (GT1b) patients with compensated cirrhosis (Child-Pugh A). In April 2016, AbbVie announced that the FDA approved VIEKIRA PAK (ombitasvir, paritaprevir, ritonavir tablets; dasabuvir tablets) without RBV in patients with GT1b chronic HCV infection and compensated cirrhosis. In July 2016, AbbVie announced that the FDA approved a New Drug Application (NDA) for VIEKIRA XR (dasabuvir, ombitasvir, paritaprevir and ritonavir) extended-release tablets. VIEKIRA XR is a once-daily, extended-release co-formulation of the active ingredients in VIEKIRA PAK (ombitasvir, paritaprevir and ritonavir tablets; dasabuvir tablets) and is for the treatment of patients with chronic genotype 1 (GT1) HCV, including those with compensated cirrhosis (Child-Pugh A).

•
In October 2016, AbbVie announced that the FDA granted breakthrough therapy designation for the investigational, pan-genotypic regimen of glecaprevir (ABT-493)/pibrentasvir (ABT-530) for the treatment of patients with HCV who failed previous therapy with direct-acting antivirals in genotype 1, including therapy with an NS5A inhibitor and/or protease inhibitor.

Neurology

•
In May 2016, Biogen and AbbVie announced that the FDA approved ZINBRYTA (daclizumab) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS). ZINBRYTA is a once-monthly, self-administered, subcutaneous injection. Biogen and AbbVie will co-promote ZINBRYTA in the United States. In July 2016, Biogen and AbbVie announced that the EMA granted a marketing authorization for ZINBRYTA for the treatment of adult patients with RMS. ZINBRYTA launched in the the third quarter of 2016.

Other

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

2016 Form 10-Q |	33

For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2015. See Note 4 to the Condensed Consolidated Financial Statements for further information relating to the acquisition of Stemcentrx and the collaboration with BI.

RESULTS OF OPERATIONS

Net Revenues

The comparisons presented at constant currency rates reflect comparative local currency net revenues at the prior year’s foreign exchange rates. This measure provides information on the change in net revenues assuming that foreign currency exchange rates had not changed between the prior and the current periods. AbbVie believes that the non-GAAP measure of change in net revenues at constant currency rates, when used in conjunction with the GAAP measure of change in net revenues at actual currency rates, may provide a more complete understanding of the company’s operations and can facilitate analysis of the company’s results of operations, particularly in evaluating performance from one period to another.

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2016	2015			2016	2015
United States	$4,081	$3,690	10.6%	10.6%	$11,695	$9,710	20.4%	20.4%
International	2,351	2,254	4.3%	5.9%	7,147	6,749	5.9%	10.0%
Net revenues	$6,432	$5,944	8.2%	8.8%	$18,842	$16,459	14.5%	16.1%

2016 Form 10-Q |	34

The following table summarizes AbbVie’s worldwide net revenues:

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2016	2015			2016	2015
HUMIRA
United States	$2,647	$2,268	16.7%	16.7%	$7,554	$6,073	24.4%	24.4%
International	1,413	1,379	2.4%	4.5%	4,232	4,222	0.2%	4.4%
Total	$4,060	$3,647	11.3%	12.1%	$11,786	$10,295	14.5%	16.2%
IMBRUVICA
United States	$437	$267	63.6%	63.6%	$1,146	$364	>100.0%	>100.0%
Collaboration revenues	64	37	70.6%	70.6%	175	47	>100.0%	>100.0%
Total	$501	$304	64.5%	64.5%	$1,321	$411	>100.0%	>100.0%
VIEKIRA
United States	$76	$242	(68.8)%	(68.8)%	$288	$607	(52.5)%	(52.5)%
International	302	227	32.5%	30.9%	923	478	92.8%	95.0%
Total	$378	$469	(19.6)%	(20.4)%	$1,211	$1,085	11.6%	12.6%
Lupron
United States	$155	$158	(2.7)%	(2.7)%	$485	$464	4.3%	4.3%
International	38	43	(9.4)%	(8.7)%	117	127	(7.4)%	(2.2)%
Total	$193	$201	(4.1)%	(3.9)%	$602	$591	1.8%	2.9%
Synagis
International	$96	$93	2.5%	(2.4)%	$460	$474	(3.0)%	1.8%
Synthroid
United States	$188	$188	(0.3)%	(0.3)%	$558	$561	(0.5)%	(0.5)%
Creon
United States	$187	$161	16.6%	16.6%	$517	$447	15.7%	15.7%
AndroGel
United States	$174	$177	(2.1)%	(2.1)%	$501	$500	0.2%	0.2%
Kaletra
United States	$27	$39	(30.6)%	(30.6)%	$90	$123	(26.9)%	(26.9)%
International	110	129	(14.7)%	(9.0)%	326	392	(16.7)%	(9.4)%
Total	$137	$168	(18.4)%	(14.1)%	$416	$515	(19.1)%	(13.5)%
Sevoflurane
United States	$19	$21	(9.9)%	(9.9)%	$58	$59	(1.8)%	(1.8)%
International	83	101	(17.4)%	(13.8)%	269	307	(12.4)%	(7.4)%
Total	$102	$122	(16.1)%	(13.1)%	$327	$366	(10.7)%	(6.5)%
Duodopa
United States	$10	$3	>100.0%	>100.0%	$26	$6	>100.0%	>100.0%
International	64	58	11.7%	12.1%	189	163	16.3%	17.8%
Total	$74	$61	21.0%	21.4%	$215	$169	27.1%	28.6%
All other	$342	$353	(2.2)%	(1.3)%	$928	$1,045	(11.1)%	(9.9)%
Total net revenues	$6,432	$5,944	8.2%	8.8%	$18,842	$16,459	14.5%	16.1%

The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.

Global HUMIRA sales increased 12% for the three months and 16% for the nine months ended September 30, 2016, primarily as a result of market growth across therapeutic categories and geographies and favorable pricing in certain geographies. In the United States, HUMIRA sales increased 17% for the three months and 24% for the nine months ended September 30, 2016, driven by prescription volume, favorable pricing, and market growth across all indications. Internationally, HUMIRA sales increased 5% for the three months and 4% for the nine months ended September 30, 2016, driven primarily by growth across indications. AbbVie continues to pursue strategies to help further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.

2016 Form 10-Q |	35

Net revenues for IMBRUVICA represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of IMBRUVICA profit. Net revenues for IMBRUVICA commenced following the completion of the Pharmacyclics acquisition on May 26, 2015. Global IMBRUVICA sales increased 64% for the three months ended September 30, 2016, primarily as a result of market share gains following the FDA and EMA approval of IMBRUVICA as a first-line treatment for patients with CLL. In the United States, IMBRUVICA sales increased 64% for the three months ended September 30, 2016 driven by increased demand. Internationally, IMBRUVICA sales increased 71% for the three months ended September 30, 2016 driven by increased demand across geographies.

Global VIEKIRA sales decreased 20% for the three months ended September 30, 2016 as a result of lower market share, primarily in the United States. Global VIEKIRA sales increased 13% for the nine months ended September 30, 2016, primarily as a result of international market growth in approved markets and geographic expansion. International revenues for the three and nine months ended September 30, 2016 reflected sales in additional geographies where the product was approved subsequent to September 30, 2015. In the United States, sales decreased 69% for the three months and 53% for the nine months ended September 30, 2016, primarily due to lower market share resulting from a new market entrant in the first quarter of 2016 and contraction of the overall market.

Synagis is a seasonal product with the majority of sales occurring in the first and fourth quarters. Synagis revenues for the nine months ended September 30, 2016 increased 2%.

Sales for Creon increased 17% for the three months and 16% for the nine months ended September 30, 2016, driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market.

Global Kaletra sales declined 14% for both the three and nine months ended September 30, 2016, primarily due to lower market share resulting from the impact of increasing competition in the HIV marketplace.

Net revenues for Duodopa increased 21% for the three months and 29% for the nine months ended September 30, 2016, primarily as a result of geographic expansion. Duopa was approved in the United States in January 2015. AbbVie expects net revenues for Duopa in the United States will continue to gradually increase as the product gains acceptance in the marketplace.

Gross Margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2016	2015	% change	2016	2015	% change
Gross margin	$4,928	$4,777	3%	$14,564	$13,434	8%
as a % of net revenues	77%	80%		77%	82%

Gross margin as a percentage of net revenues decreased for both the three and nine months ended September 30, 2016 compared to the prior year periods due to higher intangible asset amortization, the impact of foreign exchange rates and the unfavorable impact related to the Pharmacyclics acquisition, including the profit sharing arrangement and the amortization of the fair market value step-up of acquisition-date inventory. These reductions were partially offset by the favorable impact of product mix across the portfolio and royalty favorability. Additionally, the nine months ended September 30, 2016 included a $39 million charge related to the impairment of an intangible asset in the first quarter of 2016.

Selling, General and Administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2016	2015	% change	2016	2015	% change
Selling, general, and administrative	$1,381	$1,474	(6)%	$4,202	$4,650	(10)%
as a % of net revenues	21%	25%		22%	28%

2016 Form 10-Q |	36

SG&A expenses as a percentage of net revenues declined for both the three and nine months ended September 30, 2016 compared to the prior year periods due to continued leverage from revenue growth and lower costs in 2016. Prior year SG&A expenses included costs associated with the separation from Abbott of $45 million for the three months and $239 million for the nine months ended September 30, 2015. In addition, prior year SG&A expenses included Pharmacyclics acquisition and integration costs of $57 million for the three months and $279 million for the nine months ended September 30, 2015. Additionally, SG&A expense for the three and nine months ended September 30, 2015 reflected selling and marketing support for certain products, including the global launch of VIEKIRA.

Research and Development and Acquired In-Process Research and Development

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2016	2015	% change	2016	2015	% change
Research and development	$1,106	$1,418	(22)%	$3,176	$3,210	(1)%
as a % of net revenues	17%	24%		17%	20%
Acquired in-process research and development	$80	$—	100%	$160	$150	6%

Research and Development (R&D) expenses for both the three and nine months ended September 30, 2016 decreased compared to the prior year periods. Prior year R&D expenses for both the three and nine months ended September 30, 2015 included a $350 million charge related to the purchase of a priority review voucher from a third party and a $130 million charge recorded due to the achievement of a development milestone under the collaboration with Infinity. Acquisition costs increased in 2016, which totaled $54 million for the three months and $135 million for the nine months ended September 30, 2016 compared to $18 million for the three months and $111 million for the nine months ended September 30, 2015. Additionally, 2016 results reflected increased funding to support the company’s emerging mid- and late-stage pipeline assets.

IPR&D expenses for the three and nine months ended September 30, 2016 included a charge of $80 million as a result of entering into a collaboration. IPR&D expenses for the nine months ended September 30, 2015 included a charge of $100 million as a result of entering into an exclusive worldwide license agreement with C2N Diagnostics (C2N) to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders.

Other Non-Operating Expenses

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Interest expense	$271	$207	$731	$511
Interest income	(21)	(10)	(56)	(24)
Interest expense, net	$250	$197	$675	$487

Net foreign exchange loss (gain)	$(4)	$13	$313	$191
Other expense, net	101	28	152	25

The increase of interest expense, net for the three months ended September 30, 2016 was primarily due to the May 2016 issuance of $7.8 billion aggregate principal amount of senior notes, which were issued primarily to finance the acquisition of Stemcentrx and to repay the company’s outstanding $2.0 billion term loan that was due to mature in November 2016. For the nine months ended September 30, 2016, interest expense, net increased due to the May 2015 issuance of $16.7 billion aggregate principal amount of senior notes, which were issued primarily to finance the acquisition of Pharmacyclics, as well as the May 2016 issuance of $7.8 billion aggregate principal amount of senior notes. These increases were partially offset by the absence of bridge financing-related costs of $86 million for the nine months ended September 30, 2015, incurred in connection with the acquisition of Pharmacyclics.

Net foreign exchange loss for the nine months ended September 30, 2016 included losses totaling $298 million related to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Venezuelan devaluation. Net foreign exchange loss for the nine months

2016 Form 10-Q |	37

ended September 30, 2015 included losses of $170 million to complete the liquidation of the company’s remaining foreign currency positions related to the terminated proposed combination with Shire plc.

Other expense, net included a charge of $104 million for the three months and $145 million for the nine months ended September 30, 2016 related to the change in contingent consideration. See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding the acquisitions of BI and Stemcentrx. For the nine months ended September 30, 2016, other expense net, also included a charge of $12 million related to treasury rate lock agreements entered into in order to mitigate the risks associated with changes in interest rates related to an issuance of long-term debt. Other non-operating expense, net for both the three and nine months ended September 30, 2015 included impairment charges totaling $36 million related to certain of the company’s equity investment securities.

Income Tax Expense

The effective tax rate was 21% for the three months and 22% for the nine months ended September 30, 2016 and 25% for the three months and 23% for the nine months ended September 30, 2015. The effective tax rate in each period differed from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, business development activities and the cost of repatriation decisions. The decrease in the effective tax rate for the three and nine months ended September 30, 2016 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including acquisitions and collaborations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
(in millions)	2016	2015
Cash flows provided by/(used in):
Operating activities	$5,500	$5,572
Investing activities	(5,955)	(12,639)
Financing activities	(1,426)	8,183

Operating cash flows for the nine months ended September 30, 2016 reflected improved results of operations resulting from revenue growth and an improvement in operating margin, offset by the timing of income tax payments. For the nine months ended September 30, 2016 and 2015, cash provided by operating activities reflected AbbVie’s voluntary contributions, primarily to its domestic defined benefit plans of $202 million for the nine months ended September 30, 2016 and $150 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, AbbVie paid $350 million to purchase a priority review voucher from a third party. Realized excess tax benefits associated with stock-based compensation totaled $47 million for the nine months ended September 30, 2016 and $58 million for the nine months ended September 30, 2015 and were presented in the Condensed Consolidated Statements of Cash Flows as an outflow within the operating section and an inflow within the financing section.

Investing cash flows for the nine months ended September 30, 2016, included $1.9 billion cash consideration paid to acquire Stemcentrx in June 2016, $595 million upfront payment to acquire certain rights from BI in April 2016, and net purchases of investment securities totaling $2.9 billion. For the nine months ended September 30, 2015, investing activities included $11.5 billion cash consideration paid to acquire Pharmacyclics in May 2015 (net of cash acquired of $877 million). Investing activities for the nine months ended September 30, 2015 also included cash outflows related to other acquisitions and investments of $794 million, including a $500 million payment to Calico Life Sciences LLC and $100 million related to an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer’s disease and other neurological disorders.

During the nine months ended September 30, 2016 and 2015, the company issued and redeemed commercial paper. There was no commercial paper outstanding as of September 30, 2016. The balance of commercial paper outstanding as of December 31, 2015 was $400 million. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed. In May 2016, the company issued $7.8 billion aggregate principal amount of senior notes with various maturities between 2021 and 2046. Approximately $2.0 billion of the net proceeds were used to repay an outstanding term loan that was due to mature

2016 Form 10-Q |	38

in November 2016, approximately $1.9 billion of the net proceeds were used to finance the acquisition of Stemcentrx, and approximately $3.8 billion of the net proceeds were used to finance an ASR. See Note 10 to the Condensed Consolidated Financial Statements for additional information on the ASR transactions. In connection with the May 2016 issuance of senior notes, AbbVie incurred $52 million of issuance costs. In May 2015, the company issued $16.7 billion aggregate principal amount of unsecured senior notes with various maturities between 2018 and 2045. Approximately $11.5 billion of the net proceeds were used to finance the acquisition of Pharmacyclics and $5.0 billion of the net proceeds were used to finance an ASR. During the nine months ended September 30, 2015, the company paid $86 million of costs relating to an $18 billion, 364-Day Bridge Term Loan Credit Agreement (the bridge loan) as well as $93 million of costs relating to the May 2015 issuance of $16.7 billion aggregate principal amount of senior notes. No amounts were drawn under the bridge loan, which was terminated as a result of the issuance of the senior notes.

Cash dividend payments totaled $2.8 billion for the nine months ended September 30, 2016 and $2.5 billion for the nine months ended September 30, 2015. The increase in cash dividend payments was primarily due to an increase in the dividend rate. On September 9, 2016, the board of directors declared a quarterly cash dividend of $0.57 per share of common stock for stockholders of record at the close of business on October 14, 2016, payable on November 15, 2016. On October 28, 2016, the company announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.57 per share to $0.64 per share beginning with the dividend payable on February 15, 2017 to stockholders of record as of January 13, 2017. This reflects an increase of approximately 12 percent over the previous quarterly rate. The timing, declaration, amount of, and payment of any dividends is within the discretion of AbbVie’s board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its board of directors.

Cash and equivalents were also negatively impacted by net unfavorable exchange rate changes totaling $300 million for the nine months ended September 30, 2016 and $241 million for the nine months ended September 30, 2015. The unfavorable exchange rate changes in 2016 were primarily due to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. The unfavorable exchange rate changes in 2015 were principally due to the weakening of the Euro and other foreign currencies on the translation of the company’s Euro-denominated assets and cash denominated in foreign currencies. While a significant portion of cash and equivalents as of September 30, 2016 were considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the amount of undistributed earnings as of September 30, 2016 have been reinvested indefinitely.

Credit Risk

AbbVie monitors economic conditions, the creditworthiness of customers, and government regulations and funding, both domestically and abroad. AbbVie regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. AbbVie establishes an allowance against accounts receivable when it is probable they will not be collected. AbbVie also monitors the potential for and periodically has utilized factoring arrangements to mitigate credit risk although the receivables included in such arrangements have historically not been a significant amount of total outstanding receivables.

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, that have experienced a deterioration in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding net governmental receivables in these countries totaled $401 million as of September 30, 2016 and $525 million at December 31, 2015. The company also continues to do business with foreign governments in certain oil-exporting countries, which have experienced a deterioration in economic conditions, including Saudi Arabia and Russia. Outstanding net governmental receivables were $160 million related to Saudi Arabia and $139 million related to Russia as of September 30, 2016. Due to the decline in the price of oil, liquidity issues in certain countries may result in delays in the collection of receivables. Global economic conditions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Currently, AbbVie does not believe the economic conditions in oil-exporting countries will have a significant impact on the company’s liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of September 30, 2016.

2016 Form 10-Q |	39

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. As of September 30, 2016, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were insignificant. There were no amounts outstanding under the credit facility as of September 30, 2016 and December 31, 2015.

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

Credit Ratings

On April 28, 2016, following the announcement of the proposed acquisition of Stemcentrx, S&P Global Ratings (S&P) lowered AbbVie’s corporate credit rating and senior unsecured debt rating to “A-” from “A”. AbbVie’s “A-1” commercial paper rating remained unchanged. S&P revised its ratings outlook to “stable” from “negative”. On June 1, 2016, Moody’s Investor Service downgraded AbbVie’s senior unsecured long-term rating to Baa2 from Baa1 and affirmed AbbVie’s Prime-2 short-term rating. There were no additional changes in the company’s credit ratings in the nine months ended September 30, 2016.

Unfavorable changes to credit ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.

CRITICAL ACCOUNTING POLICIES

A summary of the company’s significant accounting policies is included in Note 2 entitled “Summary of Significant Accounting Policies” to the company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the company’s application of its critical accounting policies during the nine months ended September 30, 2016.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to risk that its earnings, cash flows and equity could be adversely impacted by changes in foreign exchange rates and interest rates. Certain derivative instruments are used when available on a cost-effective basis to hedge the company’s underlying economic exposures. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the company’s financial instruments and hedging strategies.

2016 Form 10-Q |	40

FOREIGN CURRENCY RISK

The following table reflects the total foreign currency forward contracts outstanding as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(dollars in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable / (payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$5,751	1.127	$23	$5,880	1.103	$34
Japanese yen	921	101.6	(2)	853	120.9	(2)
British pound	698	1.338	17	163	1.496	1
All other currencies	1,984	N/A	(14)	1,387	N/A	8
Total	$9,354		$24	$8,283		$41

The company estimates that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $0.9 billion as of September 30, 2016. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. A 10% appreciation is believed to be a reasonably possible near-term change in foreign currencies. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange.

The functional currency of the company’s Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. At December 31, 2015, there were three legal exchange mechanisms administered by the Venezuelan government. These were the official rate of 6.3 Venezuelan bolivars (VEF) per U.S. dollar, the Supplementary System for the Administration of Foreign Currency (SICAD) rate of approximately 13.5, and the Foreign Exchange Marginal System (SIMADI) rate of approximately 200. Effective March 10, 2016, the Venezuelan government devalued the official rate of 6.3 to 10 VEF per U.S. dollar, eliminated the SICAD rate, and replaced SIMADI with a new exchange mechanism, Divisa Complementaria (DICOM). As of September 30, 2016, the DICOM rate was approximately 658 VEF per U.S. dollar.

During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the DICOM rate. Therefore, during the first quarter of 2016, AbbVie recorded a charge of $298 million to net foreign exchange loss to revalue its bolivar-denominated net monetary assets using the DICOM rate then in effect of approximately 270 VEF per U.S. dollar. As of September 30, 2016, AbbVie’s net monetary assets in Venezuela were approximately $3 million.

INTEREST RATE RISK

The company estimates that an increase in the interest rates of 100-basis points would decrease the fair value of AbbVie’s interest rate swap contracts by approximately $723 million as of September 30, 2016. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that a decrease of 100-basis points in long-term interest rates would increase the fair value of long-term debt by $2.5 billion as of September 30, 2016.

2016 Form 10-Q |	41

MARKET PRICE RISK

AbbVie’s debt securities investment portfolio (the portfolio) is its main exposure to market price risk. The portfolio is subject to changes in fair value as a result of interest rate fluctuations and other market factors. It is AbbVie’s policy to mitigate market price risk by maintaining a diversified portfolio that limits the amount of exposure to a particular issuer and security type while placing limits on the amount of time to maturity. AbbVie’s investment policy limits investments to investment grade credit ratings. The company estimates that an increase in the interest rates of 100 basis points would decrease the fair value of the portfolio by approximately $25 million as of September 30, 2016. If the portfolio were to be liquidated, the fair value reduction would affect the income statement in the period sold.

AbbVie also holds equity securities in other pharmaceutical and biotechnology companies that are traded on public stock exchanges. A hypothetical 20% decrease in the share prices of these investments would decrease the fair value of these investments by $19 million as of September 30, 2016. A 20% decrease is believed to be a reasonably possible near-term change in share prices.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended September 30, 2016.

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

2016 Form 10-Q |	42

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 – July 31, 2016	31,554	(1)	$57.48	(1)	—		$2,127,160,135	(2)
August 1, 2016 – August 31, 2016	10,319	(1)	$44.68	(1)	—		$2,127,160,135	(2)
September 1, 2016 – September 30, 2016	5,406,908	(1)/(3)	$70.28	(1)/(3)	5,406,908	(3)	$2,127,160,135	(2)
Total	5,448,781	(1)/(3)	$70.16	(1)/(3)	5,406,908	(3)	$2,127,160,135	(2)

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares included the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 12,074 in July; 10,319 in August; and zero in September, with average exercise prices of $45.51 in July and $44.68 in August.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.
On October 20, 2014, AbbVie announced that its board of directors authorized the purchase of up to $5.0 billion of its common stock. The board of directors authorized increases to this repurchase program of $5.0 billion In March 2015 and $4.0 billion in April 2016 in anticipation of executing accelerated share repurchase agreements (ASRs) in connection with the acquisitions of Pharmacyclics, Inc. and Stemcentrx, Inc. Purchases of AbbVie shares under this program may be made from time to time at management’s discretion. The program has no time limit and can be discontinued at any time.

3.
On June 1, 2016, AbbVie entered into and executed a $3.8 billion ASR pursuant to which AbbVie received an initial delivery of approximately 54.4 million shares of AbbVie’s common stock on June 2, 2016, which represented approximately 90% of the total shares expected to be delivered under the agreement. The 2016 ASR transaction was completed on September 28, 2016, resulting in the receipt of an additional 5.4 million shares. The ASR had an average repurchase price of $63.50 per share.

ITEM 6.    EXHIBITS

Incorporated by reference to the Exhibit Index included herewith.

2016 Form 10-Q |	43

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ William J. Chase
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: November 7, 2016

2016 Form 10-Q |	44

EXHIBIT INDEX

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

12.1	Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 7, 2016, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.