Form 10-K
period 2016-12-31
AbbVie Inc.
filed 2017-02-17
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes ☐        No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐       No ☒
The aggregate market value of the 1,610,874,586 shares of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of AbbVie Inc.'s most recently completed second fiscal quarter (June 30, 2016), was $99,729,245,619. AbbVie has no non-voting common equity.
Number of common shares outstanding as of January 31, 2017: 1,593,920,285
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2017 AbbVie Inc. Proxy Statement are incorporated by reference into Part III. The Definitive Proxy Statement will be filed on or about March 20, 2017.

ABBVIE INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

PART I
ITEM 1. BUSINESS

Overview
AbbVie(1) is a global, research-based biopharmaceutical company. AbbVie develops and markets advanced therapies that address some of the world's most complex and serious diseases. AbbVie's products are focused on treating conditions such as chronic autoimmune diseases in rheumatology, gastroenterology and dermatology; oncology, including blood cancers; virology, including hepatitis C (HCV) and human immunodeficiency virus (HIV); neurological disorders, such as Parkinson's disease and multiple sclerosis; metabolic diseases, including thyroid disease and complications associated with cystic fibrosis; as well as other serious health conditions. AbbVie also has a pipeline of promising new medicines, including more than 50 investigational programs in clinical development across such important medical specialties as immunology, virology, oncology and neurology, with additional targeted investment in cystic fibrosis and women's health.
AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent company as a result of the distribution by Abbott Laboratories (Abbott) of 100% of the outstanding common stock of AbbVie to Abbott's shareholders.
On June 1, 2016, AbbVie acquired all of the outstanding equity interests in Stemcentrx, Inc. (Stemcentrx), a privately held biotechnology company. The aggregate upfront consideration paid by AbbVie in connection with the acquisition was approximately $5.8 billion. The transaction expands AbbVie’s oncology pipeline by adding the late-stage asset rovalpituzumab tesirine (Rova-T), four additional early-stage clinical compounds in solid tumor indications and a significant portfolio of pre-clinical assets. Rova-T is currently in registrational trials for small cell lung cancer and in early-stage clinical development for other solid tumors.
Segments
AbbVie operates in one business segment—pharmaceutical products. See Note 15 to the Consolidated Financial Statements and the sales information related to HUMIRA included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."
Products
AbbVie's portfolio of products includes a broad line of therapies that address some of the world's most complex and serious diseases.
_______________________________________________________________________________

(1)
As used throughout the text of this report on Form 10-K, the terms "AbbVie" or "the company" refer to AbbVie Inc., a Delaware corporation, or AbbVie Inc. and its consolidated subsidiaries, as the context requires.

1 | 2016 Form 10-K

        HUMIRA.    HUMIRA (adalimumab) is a biologic therapy administered as a subcutaneous injection. It is approved to treat the following autoimmune diseases in the United States, Canada and Mexico (collectively, North America) and in the European Union:

Condition	Principal Markets
Rheumatoid arthritis (moderate to severe)	North America, European Union
Psoriatic arthritis	North America, European Union
Ankylosing spondylitis	North America, European Union
Adult Crohn's disease (moderate to severe)	North America, European Union
Plaque psoriasis (moderate to severe chronic)	North America, European Union
Juvenile idiopathic arthritis (moderate to severe polyarticular)	North America, European Union
Ulcerative colitis (moderate to severe)	North America, European Union
Axial spondyloarthropathy	European Union
Pediatric Crohn's disease (moderate to severe)	North America, European Union
Hidradenitis Suppurativa (moderate to severe)	North America, European Union
Pediatric enthesitis-related arthritis	European Union
Non-infectious intermediate, posterior and panuveitis	North America, European Union

HUMIRA is also approved in Japan for the treatment of intestinal Behçet's disease.
HUMIRA is sold in numerous other markets worldwide, including Japan, China, Brazil and Australia, and accounted for approximately 63% of AbbVie's total net revenues in 2016.
AbbVie continues to dedicate substantial research and development efforts to expanding indications for HUMIRA, including in the fields of rheumatology, gastroenterology (pediatric ulcerative colitis), and dermatology (pediatric psoriasis). The indication for non-infectious intermediate, posterior, and panuveitis was approved by the United States Food and Drug Administration on June 2016. AbbVie continues to work on HUMIRA formulation and delivery enhancements to improve convenience and the overall patient experience.

Oncology products. AbbVie’s oncology products target some of the most complex and difficult-to-treat cancers, including hematologic and solid cancers.
           IMBRUVICA.    IMBRUVICA (ibrutinib) is a first-in-class, oral, once-daily therapy that inhibits a protein called Bruton's tyrosine kinase (BTK). IMBRUVICA is currently approved for the treatment of patients with chronic lymphocytic leukemia (CLL), CLL patients who have del 17p and patients with Waldenström's macroglobulinemia. IMBRUVICA is also approved for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. Accelerated approval was granted for the MCL indication based on overall response rate. Continued approval for this indication may be contingent upon verification of clinical benefit in confirmatory trials. In January 2017, the FDA also approved IMBRUVICA for the treatment of patients with relapsed/refractory marginal zone lymphoma (MZL) who require systemic therapy and have received at least one prior anti-CD20-based therapy. IMBRUVICA was one of the first medicines to receive a U.S. Food and Drug Administration (FDA) approval after being granted a Breakthrough Therapy Designation and IMBRUVICA is one of the few therapies to receive four separate designations.
Venclexta.  Venclexta (venetoclax) is approved to treat people with chronic lymphocytic leukemia (CLL) with 17p deletion, who have received at least one prior treatment. Venclexta is the first FDA-approved treatment that targets the B-cell lymphoma 2 (BCL-2) protein, which supports cancer cell growth and is overexpressed in many patients with CLL. Venclexta has recently been approved in the EU for the treatment of chronic lymphocytic leukemia (CLL) in patients with 17p deletion or TP53 mutation and are unsuitable for or have failed a B-cell receptor pathway inhibitor and for the treatment of CLL in absence of 17p deletion or TP53 mutation who have failed both chemoimmunotherapy and a B-cell receptor pathway inhibitor.
        Virology Products. AbbVie's virology products address unmet needs for patients living with the hepatitis C virus and HIV-1.
HCV products.    VIEKIRA PAK (ombitasvir, paritaprevir and ritonavir tablets; dasabuvir tablets) is an all-oral, short-course, interferon-free therapy, with or without ribavirin, for the treatment of adult patients with genotype 1 chronic HCV, including those with compensated cirrhosis. In Europe, AbbVie's HCV treatment is marketed as VIEKIRAX + EXVIERA

2016 Form 10-K | 2

and is approved for use in patients with genotype 1 and genotype 4 HCV. In July 2015, the FDA approved AbbVie's TECHNIVIE (ombitasvir, paritaprevir and ritonavir) for use in combination with ribavirin for the treatment of adults with genotype 4 HCV infection in the United States.
            Additional Virology products.    AbbVie's additional virology products include:
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
Metabolics/Hormones products.    Metabolic and hormone products target a number of conditions, including testosterone deficiency due to certain underlying conditions, exocrine pancreatic insufficiency and hypothyroidism. These products include:
AndroGel.     AndroGel (testosterone gel) is a testosterone replacement therapy for males diagnosed with symptomatic low testosterone due to certain underlying conditions that is available in two strengths: 1 percent and 1.62 percent.
Creon.    Creon (pancrelipase) is a pancreatic enzyme therapy for exocrine pancreatic insufficiency, a condition that occurs in patients with cystic fibrosis, chronic pancreatitis and several other conditions.
Synthroid.     Synthroid (levothyroxine sodium tablets, USP) is used in the treatment of hypothyroidism.
AbbVie has the rights to sell AndroGel, Creon and Synthroid only in the United States.
Endocrinology products.    Lupron (leuprolide acetate), which is also marketed as Lucrin and Lupron Depot, is a product for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids. Lupron is approved for daily subcutaneous injection and one-month, three-month, four-month and six-month intramuscular injection.
 Other products.    AbbVie's other products include:
Duopa and Duodopa (carbidopa and levodopa).     AbbVie's levodopa-carbidopa intestinal gel for the treatment of advanced Parkinson's disease is marketed as Duopa in the United States and as Duodopa outside of the United States.
Anesthesia products.    Sevoflurane (sold under the trademarks Ultane and Sevorane) is an anesthesia product that AbbVie sells worldwide for human use.
ZINBRYTA. ZINBRYTA (daclizumab) is a once-monthly, self-administered, subcutaneous treatment for relapsing forms of multiple sclerosis (MS), which was approved by the FDA in May 2016. Because of its safety profile, the use of ZINBRYTA is generally reserved for patients who have had an inadequate response to two or more therapies indicated for the treatment of MS. The European Commission granted marketing authorization for ZINBRYTA in July 2016.
Marketing, Sales and Distribution Capabilities
AbbVie utilizes a combination of dedicated commercial resources, regional commercial resources and distributorships to market, sell and distribute its products worldwide.
AbbVie directs its primary marketing efforts toward securing the prescription, or recommendation, of its brand of products by physicians, key opinion leaders and other health care providers. Managed care providers (for example, health maintenance organizations and pharmacy benefit managers), hospitals and state and federal government agencies (for example, the United States Department of Veterans Affairs and the United States Department of Defense) are also important customers. AbbVie also markets directly to consumers themselves, although in the United States all of the company's products must be sold pursuant to a prescription. Outside of the United States, AbbVie focuses its marketing efforts on key opinion leaders, payors, physicians and country regulatory bodies. AbbVie also provides patient support programs closely related to its products.

3 | 2016 Form 10-K

AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Although AbbVie's business does not have significant seasonality, AbbVie's product revenues may be affected by end customer and retail buying patterns, fluctuations in wholesaler inventory levels and other factors.
In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. In 2016, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's sales in the United States. No individual wholesaler accounted for greater than 41% of AbbVie's 2016 gross revenues in the United States. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. These wholesalers purchase product from AbbVie under standard terms and conditions of sale.
Certain products are co-marketed or co-promoted with other companies. AbbVie has no single customer that, if the customer were lost, would have a material adverse effect on the company's business.
No material portion of AbbVie's business is subject to renegotiation of profits or termination of contracts at the election of the government.
Orders are generally filled on a current basis and order backlog is not material to AbbVie's business.
Competition
The markets for AbbVie's products are highly competitive. AbbVie competes with other research-based pharmaceuticals and biotechnology companies that discover, manufacture, market and sell proprietary pharmaceutical products and biologics. For example, HUMIRA competes with anti-TNF products and other competitive products intended to treat a number of disease states and AbbVie's virology products compete with other available hepatitis C treatment options. The search for technological innovations in pharmaceutical products is a significant aspect of competition. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price is also a competitive factor. In addition, the substitution of generic pharmaceutical products for branded pharmaceutical products creates competitive pressures on AbbVie's products that do not have patent protection. New products or treatments brought to market by AbbVie’s competitors could cause revenues for AbbVie’s products to decrease due to price reductions and sales volume decreases.
        Biosimilars.    Competition for AbbVie’s biologic products is affected by the approval of follow-on biologics, also known as “biosimilars.” For example, the FDA has approved a biosimilar of HUMIRA in the United States and final approval of a biosimilar of HUMIRA in the EU is imminent. Biologics have added major therapeutic options for the treatment of many diseases, including some for which therapies were unavailable or inadequate. The advent of biologics has also raised complex regulatory issues and significant pharmacoeconomic concerns because the cost of developing and producing biologic therapies is typically dramatically higher than for conventional (small molecule) medications, and because many expensive biologic medications are used for ongoing treatment of chronic diseases, such as rheumatoid arthritis or inflammatory bowel disease, or for the treatment of previously untreatable cancer. Significant investments in biologics infrastructure and manufacturing are necessary to produce biologic products, as are significant investments in marketing, distribution, and sales organization activities, which may limit the number of biosimilar competitors.
In the United States, the FDA regulates biologics under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and implementing regulations. The enactment of federal health care reform legislation in March 2010 provided a pathway for approval of biosimilars under the Public Health Service Act, but the approval process for, and science behind, biosimilars is more complex than the approval process for, and science behind, generic or other follow-on versions of small molecule products. This added complexity is due to steps needed to ensure that the safety and efficacy of biosimilars is highly similar to that of an original biologic, such as HUMIRA. Ultimate approval by the FDA is dependent upon many factors, including a showing that the biosimilar is "highly similar" to the original product and has no clinically meaningful differences from the original product in terms of safety, purity and potency. The types of data that could ordinarily be required in an application to show similarity may include analytical data and studies to demonstrate chemical similarity, animal studies (including toxicity studies) and clinical studies. The law also requires that the biosimilar must be for a condition of use approved for the original biologic and that the manufacturing facility meets the standards necessary to assure that the biosimilar is safe, pure and potent.
Furthermore, the law provides that only a biosimilar product that is determined to be "interchangeable" will be considered substitutable for the original biologic product without the intervention of the health care provider who prescribed the original biologic product. To prove that a biosimilar product is interchangeable, the applicant must demonstrate that the product can be expected to produce the same clinical results as the original biologic product in any given patient, and if the product is administered more than once in a patient, that safety risks and potential for diminished efficacy of alternating or

2016 Form 10-K | 4

switching between the use of the interchangeable biosimilar biologic product and the original biologic product is no greater than the risk of using the original biologic product without switching. The law continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning remains subject to substantial uncertainty.
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
Intellectual Property Protection and Regulatory Exclusivity
Generally, upon approval, products may be entitled to certain kinds of exclusivity under applicable intellectual property and regulatory regimes. AbbVie’s intellectual property is materially valuable to the company and AbbVie seeks patent protection, where available, in all significant markets and/or countries for each product in development. In the United States, the expiration date for patents is 20 years after the filing date. Given that patents relating to pharmaceutical products are often obtained early in the development process, and given the amount of time needed to complete clinical trials and other development activities required for regulatory approval, the length of time between product launch and patent expiration is significantly less than 20 years. The Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the Hatch-Waxman Act) permits a patent holder to seek a patent extension, commonly called a “patent term restoration,” for patents on products (or processes for making the product) regulated by the Federal Food, Drug, and Cosmetic Act. The length of the patent extension is roughly based on 50 percent of the period of time from the filing of an Investigational New Drug Application for a compound to the submission of the NDA for such compound, plus 100 percent of the time period from NDA submission to regulatory approval. The extension, however, cannot exceed five years and the patent term remaining after regulatory approval cannot exceed 14 years. Biological products licensed under the Public Health Service Act are similarly eligible for terms of patent restoration.
Pharmaceutical products may be entitled to other forms of legal or regulatory exclusivity upon approval. The scope, length, and requirements for each of these exclusivities vary both in the United States and in other jurisdictions. In the United States, if the FDA approves a drug product that contains an active ingredient not previously approved, the product is typically entitled to five years of non-patent regulatory exclusivity. Other products may be entitled to three years of exclusivity if approval was based on the FDA’s reliance on new clinical studies essential to approval submitted by the NDA applicant. If the NDA applicant studies the product for use by children, the FDA may grant pediatric exclusivity, which extends by 180 days the longest existing exclusivity (patent or regulatory) related to the product. For products that are either used to treat conditions that afflict a relatively small population or for which there is not a reasonable expectation that the research and development costs will be recovered, the FDA may designate the pharmaceutical as an orphan drug and grant it seven years of market exclusivity.
Applicable laws and regulations dictate the scope of any exclusivity to which a product is entitled upon its approval in any particular country. In certain instances, regulatory exclusivity may protect a product where patent protection is no longer available or for a period of time in excess of patent protection. It is not possible to estimate for each product in development the total period and scope of exclusivity to which it may become entitled until regulatory approval is obtained. However, given the length of time required to complete clinical development of a pharmaceutical product, the periods of exclusivity that might be achieved in any individual case would not be expected to exceed a minimum of three years and a maximum of 14 years. These estimates do not consider other factors, such as the difficulty of recreating the manufacturing process for a particular product or other proprietary knowledge that may delay the introduction of a generic or other follow-on product after the expiration of applicable patent and other regulatory exclusivity periods.
Biologics may be entitled to exclusivity under the Biologics Price Competition and Innovation Act, which was passed on March 23, 2010 as Title VII to the Patient Protection and Affordable Care Act. The law provides a pathway for approval of biosimilars following the expiration of 12 years of exclusivity for the innovator biologic and a potential additional 180 day-extension term for conducting pediatric studies. Biologics are also eligible for orphan drug exclusivity, as discussed above. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity, and enforceability prior to the approval of the biosimilar. The European Union has also created a pathway for approval of biosimilars and has published guidelines for approval of certain biosimilar products. The more complex nature of biologics and biosimilar products has led to greater regulatory scrutiny and more rigorous requirements for approval of follow-on biosimilar products than for small molecule generic pharmaceutical products, which can reduce the effect of biosimilars on sales of the innovator biologic as compared to the sales erosion caused by generic versions of small molecule pharmaceutical products.

5 | 2016 Form 10-K

AbbVie owns or has licensed rights to a substantial number of patents and patent applications. AbbVie licenses or owns a patent portfolio of thousands of patent families, each of which includes United States patent applications and/or issued patents, and may also contain the non-United States counterparts to these patents and applications.
These patents and applications, including various patents that expire during the period 2017 to the late 2030s, in aggregate are believed to be of material importance in the operation of AbbVie’s business. However, AbbVie believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark HUMIRA), are material in relation to the company’s business as a whole. The United States composition of matter (that is, compound) patent covering adalimumab expired in December 2016, and the equivalent European Union patent is expected to expire in the majority of European Union countries in October 2018. In the United States, non-composition of matter patents covering adalimumab expire no earlier than 2022.
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
AbbVie may rely, in some circumstances, on trade secrets to protect its technology. However, trade secrets are difficult to protect. AbbVie seeks to protect its technology and product candidates, in part, by confidentiality agreements with its employees, consultants, advisors, contractors, and collaborators. These agreements may be breached and AbbVie may not have adequate remedies for any breach. In addition, AbbVie’s trade secrets may otherwise become known or be independently discovered by competitors. To the extent that AbbVie’s employees, consultants, advisors, contractors, and collaborators use intellectual property owned by others in their work for the company, disputes may arise as to the rights in related or resulting know-how and inventions.
Licensing and Other Arrangements
In addition to its independent efforts to develop and market products, AbbVie enters into arrangements such as licensing arrangements, strategic alliances, co-promotion arrangements, co-development and co-marketing agreements, and joint ventures. These licensing and other arrangements typically include, among other terms and conditions, non-refundable upfront license fees and milestone payments. See Note 5 to the Consolidated Financial Statements for additional information on AbbVie’s licensing and other agreements.
Third Party Agreements
AbbVie has agreements with third parties for process development, analytical services and manufacturing of certain products. AbbVie procures certain products and services from a limited number of suppliers and, in some cases, a single supply source. For example, the filling and packaging of HUMIRA syringes to be sold outside of the United States and Puerto Rico is performed by a single supplier at its two different facilities. AbbVie does not currently believe that this agreement is material because AbbVie's business is not substantially at risk without access to these facilities. AbbVie maintains significant inventory of HUMIRA syringes to reduce the risk of any supply disruption and its own syringe-filling and packaging facility in the United States is approved to supply syringes to primary markets outside of the United States and Puerto Rico. In addition, AbbVie has agreements with third parties for active pharmaceutical ingredient and product manufacturing, formulation and development services, fill, finish and packaging services, transportation and distribution and logistics services for certain products. AbbVie does not believe that these manufacturing related agreements are material because AbbVie's business is not substantially dependent on any individual agreement. In most cases, AbbVie maintains alternate supply relationships that it can utilize without undue disruption of its manufacturing processes if a third party fails to perform its contractual obligations. AbbVie also maintains sufficient inventory of product to minimize the impact of any supply disruption.
AbbVie is also party to certain collaborations and other arrangements, as discussed in Note 5, "Licensing, Acquisitions and Other Arrangements—Other Licensing & Acquisitions Activity," to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."
Sources and Availability of Raw Materials
AbbVie purchases, in the ordinary course of business, raw materials and supplies essential to its operations from numerous suppliers around the world. In addition, certain medical devices and components necessary for the manufacture of AbbVie products are provided by unaffiliated third party suppliers. AbbVie has not experienced any recent significant availability problems or supply shortages that impacted fulfillment of product demand.

2016 Form 10-K | 6

Research and Development Activities
AbbVie makes a significant investment in research and development and has numerous compounds in clinical development, including potential treatments for complex, life-threatening diseases. AbbVie's ability to discover and develop new compounds is enhanced by the company's use of integrated discovery and development project teams, which include chemists, biologists, physicians and pharmacologists who work on the same compounds as a team. AbbVie also partners with third parties, such as biotechnology companies, other pharmaceutical companies and academic institutions to identify and prioritize promising new treatments that complement and enhance AbbVie’s existing portfolio.
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
AbbVie spent approximately $4.4 billion in 2016, $4.3 billion in 2015 and $3.3 billion in 2014 on research to discover and develop new products, indications and processes and to improve existing products and processes. These expenses consisted primarily of salaries and related expenses for personnel, license fees, consulting payments, contract research, clinical drug supply manufacturing, the costs of laboratory equipment and facilities, clinical trial costs and collaboration fees and expenses.
Regulation—Discovery and Clinical Development
        United States.    Securing approval to market a new pharmaceutical product in the United States requires substantial effort and financial resources and takes several years to complete. The applicant must complete preclinical tests and submit protocols to the FDA before commencing clinical trials. Clinical trials are intended to establish the safety and efficacy of the pharmaceutical product and typically are conducted in sequential phases, although the phases may overlap or be combined. If the required clinical testing is successful, the results are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The FDA reviews an NDA or BLA to determine whether a product is safe and effective for its intended use and whether its manufacturing is compliant with current Good Manufacturing Practices (cGMP).
Even if an NDA or a BLA receives approval, the applicant must comply with post-approval requirements. For example, holders of an approval must report adverse reactions, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional materials and activities. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and certain changes to the manufacturing procedures and finished product must be included in the NDA or BLA, and approved by the FDA. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and record keeping requirements. In addition, as a condition of approval, the FDA may require post-marketing testing and surveillance to further assess and monitor the product's safety or efficacy after commercialization, which may require additional clinical trials or patient registries, or additional work on chemistry, manufacturing and controls. Any post-approval regulatory obligations, and the cost of complying with such obligations, could expand in the future.

7 | 2016 Form 10-K

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
The regulatory process in many emerging markets continues to evolve. Many emerging markets, including those in Asia, generally require regulatory approval to have been obtained in a large developed market (such as the United States or Europe) before the country will begin or complete its regulatory review process. Some countries also require that local clinical studies be conducted in order to obtain regulatory approval in the country.
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
Regulation—Commercialization, Distribution and Manufacturing
The manufacture, marketing, sale, promotion and distribution of AbbVie's products are subject to comprehensive government regulation. Government regulation by various national, regional, federal, state and local agencies, both in the United States and other countries, addresses (among other matters) inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, labeling, packaging, marketing and promotion, pricing and reimbursement, sampling, distribution, quality control, post-marketing surveillance, record keeping, storage and disposal practices. AbbVie's operations are also affected by trade regulations in many countries that limit the import of raw materials and finished products and by laws and regulations that seek to prevent corruption and bribery in the marketplace (including the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act, which provide guidance on corporate interactions with government officials) and require safeguards for the protection of personal data. In addition, AbbVie is subject to laws and regulations pertaining to health care fraud and abuse, including state and federal anti-kickback and false claims laws in the United States. Prescription drug manufacturers such as AbbVie are also subject to taxes, as well as application, product, user, establishment and other fees.
Compliance with these laws and regulations is costly and materially affects AbbVie's business. Among other effects, health care regulations substantially increase the time, difficulty and costs incurred in obtaining and maintaining approval to market newly developed and existing products. AbbVie expects compliance with these regulations to continue to require significant technical expertise and capital investment to ensure compliance. Failure to comply can delay the release of a new product or result in regulatory and enforcement actions, the seizure or recall of a product, the suspension or revocation of the authority necessary for a product's production and sale and other civil or criminal sanctions, including fines and penalties.
In addition to regulatory initiatives, AbbVie's business can be affected by ongoing studies of the utilization, safety, efficacy and outcomes of health care products and their components that are regularly conducted by industry participants, government agencies and others. These studies can call into question the utilization, safety and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of, or limitations on, marketing of such products domestically or worldwide, and may give rise to claims for damages from persons who believe they have been injured as a result of their use.
Access to human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. A major focus is cost containment. Efforts to reduce health care costs are also being made in the private sector, notably by health care payors and providers, which have instituted various cost reduction and containment measures. AbbVie expects insurers and providers to continue attempts to reduce the cost of health care products. Outside the United States, many countries control the price of health care products

2016 Form 10-K | 8

directly or indirectly, through reimbursement, payment, pricing, coverage limitations, or compulsory licensing. Budgetary pressures in the United States and in other countries may also heighten the scope and severity of pricing pressures on AbbVie's products for the foreseeable future.
        United States.    Specifically, U.S. federal laws require pharmaceutical manufacturers to pay certain statutorily-prescribed rebates to state Medicaid programs on prescription drugs reimbursed under state Medicaid plans, and the efforts by states to seek additional rebates affect AbbVie's business. Similarly, the Veterans Health Care Act of 1992, as a prerequisite to participation in Medicaid and other federal health care programs, requires that manufacturers extend additional discounts on pharmaceutical products to various federal agencies, including the United States Department of Veterans Affairs, Department of Defense and Public Health Service entities and institutions. In addition, recent legislative changes would require similarly discounted prices to be offered to TRICARE program beneficiaries. The Veterans Health Care Act of 1992 also established the 340B drug discount program, which requires pharmaceutical manufacturers to provide products at reduced prices to various designated health care entities and facilities.
In the United States, most states also have generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's generic version of a pharmaceutical product for the one prescribed. In addition, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Medicare reimburses Part B drugs based on average sales price plus a certain percentage to account for physician administration costs, which have been reduced in the hospital outpatient setting. Medicare enters into contracts with private plans to negotiate prices for most patient-administered medicine delivered under Part D.
Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (together, the Affordable Care Act), AbbVie pays a fee related to its pharmaceuticals sales to government programs. In addition, AbbVie provides a discount of 50% for branded prescription drugs sold to patients who fall into the Medicare Part D coverage gap, or "donut hole."
The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs and biologics covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level in the United States, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring disclosure of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.
AbbVie expects debate to continue during 2017 at all government levels worldwide over the marketing, availability, method of delivery and payment for health care products and services. AbbVie believes that future legislation and regulation in the markets it serves could affect access to health care products and services, increase rebates, reduce prices or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceuticals industry, or require additional reporting and disclosure. It is not possible to predict the extent to which AbbVie or the health care industry in general might be affected by the matters discussed above.
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
        European Union.    The European Union has adopted directives and other legislation governing labeling, advertising, distribution, supply, pharmacovigilance and marketing of pharmaceutical products. Such legislation provides mandatory standards throughout the European Union and permits member states to supplement these standards with additional regulations. European governments also regulate pharmaceutical product prices through their control of national health care systems that fund a large part of the cost of such products to consumers. As a result, patients are unlikely to use a pharmaceutical product that is not reimbursed by the government. In many European countries, the government either regulates the pricing of a new product at launch or subsequent to launch through direct price controls or reference pricing. In recent years, many countries have also imposed new or additional cost containment measures on pharmaceutical products. Differences between national pricing regimes create price differentials within the European Union that can lead to significant parallel trade in pharmaceutical products.

9 | 2016 Form 10-K

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
Since AbbVie markets its products worldwide, certain products of a local nature and variations of product lines must also meet other local regulatory requirements. Certain additional risks are inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on participation in local enterprises, expropriation, nationalization and other governmental action.
Environmental Matters
AbbVie believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. AbbVie's capital expenditures for pollution control in 2016 were approximately $5 million and operating expenditures were $28 million. In 2017, capital expenditures for pollution control are estimated to be $15 million and operating expenditures are estimated to be approximately $30 million.
Abbott was identified as one of many potentially responsible parties in investigations and/or remediations at several locations in the United States, including Puerto Rico, under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. Some of these locations were transferred to AbbVie in connection with the separation and distribution, and AbbVie has become a party to these investigations and remediations. Abbott was also engaged in remediation at several other sites, some of which have been transferred to AbbVie in connection with the separation and distribution, in cooperation with the Environmental Protection Agency or similar agencies. While it is not feasible to predict with certainty the final costs related to those investigations and remediation activities, AbbVie believes that such costs, together with other expenditures to maintain compliance with applicable laws and regulations concerning environmental protection, should not have a material adverse effect on the company's financial position, cash flows, or results of operations.
Employees
AbbVie employed approximately 30,000 persons as of January 31, 2017. Outside the United States, some of AbbVie's employees are represented by unions or works councils. AbbVie believes that it has good relations with its employees.
Internet Information
Copies of AbbVie's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through AbbVie's investor relations website (www.abbvieinvestor.com) as soon as reasonably practicable after AbbVie electronically files the material with, or furnishes it to, the Securities and Exchange Commission (SEC).
AbbVie's corporate governance guidelines, outline of directorship qualifications, code of business conduct and the charters of AbbVie's audit committee, compensation committee, nominations and governance committee and public policy committee are all available on AbbVie's investor relations website (www.abbvieinvestor.com).
ITEM 1A. RISK FACTORS

        You should carefully consider the following risks and other information in this Form 10-K in evaluating AbbVie and AbbVie's common stock. Any of the following risks could materially and adversely affect AbbVie's results of operations, financial condition or cash flows. The risk factors generally have been separated into two groups: risks related to AbbVie's business and risks related to AbbVie's common stock. Based on the information currently known to it, AbbVie believes that the following information identifies the most significant risk factors affecting it in each of these categories of risks. However, the

2016 Form 10-K | 10

risks and uncertainties AbbVie faces are not limited to those set forth in the risk factors described below and may not be in order of importance or probability of occurrence. Additional risks and uncertainties not presently known to AbbVie or that AbbVie currently believes to be immaterial may also adversely affect its business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
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
AbbVie relies on patent, trademark and other intellectual property protection in the discovery, development, manufacturing and sale of its products. In particular, patent protection is, in the aggregate, important in AbbVie's marketing of pharmaceutical products in the United States and most major markets outside of the United States. Patents covering AbbVie products normally provide market exclusivity, which is important for the profitability of many of AbbVie's products.
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
AbbVie's principal patents and trademarks are described in greater detail in Item 1, "Business—Intellectual Property Protection and Regulatory Exclusivity" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and litigation regarding these patents is described in Item 3, "Legal Proceedings." The United States composition of matter patent for HUMIRA, which is AbbVie's largest product and had worldwide net revenues of approximately $16.1 billion in 2016, expired in December 2016, and the equivalent European Union patent is expected to expire in the majority of European Union countries in October 2018. Because HUMIRA is a biologic and biologics cannot be readily substituted, it is uncertain what impact the loss of patent protection would have on the sales of HUMIRA.

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

11 | 2016 Form 10-K

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
HUMIRA accounted for approximately 63% of AbbVie's total net revenues in 2016. Any significant event that adversely affects HUMIRA's revenues could have a material adverse impact on AbbVie's results of operations and cash flows. These events could include loss of patent protection for HUMIRA, the approval of biosimilars of HUMIRA, the discovery of previously unknown side effects or impaired efficacy, increased competition from the introduction of new, more effective or less expensive treatments and discontinuation or removal from the market of HUMIRA for any reason.

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
AbbVie depends on alliances with pharmaceutical and biotechnology companies for a portion of the products in its near-term pharmaceutical pipeline. For example, AbbVie is collaborating with Roche Holding AG to develop and commercialize a next-generation Bcl-2 inhibitor, Venclexta (venetoclax), for patients with relapsed/refractory chronic lymphocytic leukemia and AbbVie is investigating its efficacy for additional indications.

2016 Form 10-K | 12

Failures by these parties to meet their contractual, regulatory, or other obligations to AbbVie, or any disruption in the relationships between AbbVie and these third parties, could have an adverse effect on AbbVie's pharmaceutical pipeline and business. In addition, AbbVie's collaborative relationships for research and development extend for many years and may give rise to disputes regarding the relative rights, obligations and revenues of AbbVie and its collaboration partners, including the ownership of intellectual property and associated rights and obligations. This could result in the loss of intellectual property rights or protection, delay the development and sale of potential pharmaceutical products and lead to lengthy and expensive litigation, administrative proceedings or arbitration.

Biologics carry unique risks and uncertainties, which could have a negative impact on future results of operations.
The successful discovery, development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically. Failure to successfully discover, develop, manufacture and sell biologics—including HUMIRA—could adversely impact AbbVie's business and results of operations.

AbbVie's biologic products are subject to competition from biosimilars.
The Biologics Price Competition and Innovation Act creates a framework for the approval of biosimilars in the United States and could allow competitors to reference data from biologic products already approved. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies are developing biosimilars in other countries that could compete with AbbVie’s biologic products. For example, the FDA has approved a biosimilar of HUMIRA in the United States and final approval of a biosimilar of HUMIRA in the EU is imminent, and Boehringer Ingelheim’s marketing authorization application to the EMA and its application to the United States FDA have been accepted for review. As competitors are able to obtain marketing approval for biosimilars referencing AbbVie’s biologic products, AbbVie’s products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Expiration or successful challenge of AbbVie’s applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired. As a result, AbbVie could face more litigation and administrative proceedings with respect to the validity and/or scope of patents relating to its biologic products.

New products and technological advances by AbbVie's competitors may negatively affect AbbVie's results of operations.
AbbVie competes with other research-based pharmaceutical and biotechnology companies that discover, manufacture, market, and sell proprietary pharmaceutical products and biologics. For example, HUMIRA competes with anti-TNF products and other competitive products intended to treat a number of disease states and AbbVie’s virology products compete with other available hepatitis C treatment options. These competitors may introduce new products or develop technological advances that compete with AbbVie’s products in therapeutic areas such as immunology, virology/liver disease, oncology and neuroscience. AbbVie cannot predict with certainty the timing or impact of the introduction by competitors of new products or technological advances. Such competing products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than AbbVie’s products, and this could negatively impact AbbVie’s business and results of operations.

The manufacture of many of AbbVie's products is a highly exacting and complex process, and if AbbVie or one of its suppliers encounters problems manufacturing AbbVie's products, AbbVie's business could suffer.
The manufacture of many of AbbVie's products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, delays related to the construction of new facilities or the expansion of existing facilities, including those intended to support future demand for AbbVie's products, changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in the types of

13 | 2016 Form 10-K

products produced, physical limitations that could inhibit continuous supply, man-made or natural disasters and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded and AbbVie may experience product shortages or incur added expenses. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.

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
In the ordinary course of business, AbbVie is the subject of product liability claims and lawsuits alleging that AbbVie's products or the products of other companies that it promotes have resulted or could result in an unsafe condition for or injury to patients. Product liability claims and lawsuits and safety alerts or product recalls, regardless of their ultimate outcome, may have a material adverse effect on AbbVie's business, results of operations and reputation and on its ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the product in question, lower income and exposure to other claims. Product liability losses are self-insured.

AbbVie is subject to cost-containment efforts and pricing pressures that could cause a reduction in future revenues and operating earnings, and changes in the terms of rebate and chargeback programs, which are common in the pharmaceuticals industry, could have a material adverse effect on AbbVie's operations.
Cost-containment efforts by governments and private organizations are described in greater detail in Item 1, "Business—Regulation—Commercialization, Distribution and Manufacturing." To the extent these cost containment efforts are not offset by greater demand, increased patient access to health care, or other factors, AbbVie's future revenues and operating earnings

2016 Form 10-K | 14

will be reduced. In the United States, the European Union and other countries, AbbVie's business has experienced downward pressure on product pricing, and this pressure could increase in the future.
AbbVie is subject to increasing public and legislative pressure with respect to pharmaceutical pricing. In the United States, practices of managed care groups, and institutional and governmental purchasers, and United States federal laws and regulations related to Medicare and Medicaid, including the Medicare Prescription Drug Improvement and Modernization Act of 2003 and the Patient Protection and Affordable Care Act, contribute to pricing pressures. The potential for continuing changes to the health care system in the United States and the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid and private sector beneficiaries could result in additional pricing pressures.
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
AbbVie's products are subject to rigorous regulation by numerous international, supranational, federal and state authorities, as described in Item 1, "Business—Regulation—Discovery and Clinical Development." The process of obtaining regulatory approvals to market a pharmaceutical product can be costly and time consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues and substantial additional costs.
In addition, AbbVie cannot guarantee that it will remain compliant with applicable regulatory requirements once approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling and advertising and post-marketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. AbbVie must incur expense and spend time and effort to ensure compliance with these complex regulations.
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
The health care industry is subject to various federal, state and international laws and regulations pertaining to government benefit programs reimbursement, rebates, price reporting and regulation and health care fraud and abuse. In the United States, these laws include anti-kickback and false claims laws, the Medicaid Rebate Statute, the Veterans Health Care Act and individual state laws relating to pricing and sales and marketing practices. Violations of these laws may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid and Veterans Administration health programs. These laws and regulations are broad in scope and they are subject to change and evolving interpretations, which could require AbbVie to incur substantial costs associated with compliance or to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt AbbVie's business and result in a material adverse effect on its business and results of operations.

15 | 2016 Form 10-K

AbbVie could be subject to increased monetary penalties and/or other sanctions, including exclusion from federal health care programs, if it fails to comply with the terms of the May 7, 2012 resolution of the Department of Justice's investigation into sales and marketing activities for Depakote.
On May 7, 2012, Abbott settled United States federal and 49 state investigations into its sales and marketing activities for Depakote by pleading guilty to a misdemeanor violation of the Food, Drug and Cosmetic Act, agreeing to pay approximately $700 million in criminal fines and forfeitures and approximately $900 million to resolve civil claims, and submitting to a term of probation. The term of probation ended January 1, 2016 upon AbbVie satisfying all of the probation conditions. However, if AbbVie violates any remaining terms of the plea agreement, it may face additional monetary sanctions and other such remedies as the court deems appropriate.
In addition, Abbott entered into a five-year CIA with the Office of Inspector General for the United States Department of Health and Human Services (OIG). The effective date of the CIA is October 11, 2012. The obligations of the CIA have transferred to and become fully binding on AbbVie. The CIA requires enhancements to AbbVie's compliance program, fulfillment of reporting and monitoring obligations, management certifications and resolutions from AbbVie's board of directors, among other requirements. Compliance with the requirements of the settlement will impose additional costs and burdens on AbbVie, including in the form of employee training, third party reviews, compliance monitoring, reporting obligations and management attention. If AbbVie fails to comply with the CIA, the OIG may impose monetary penalties or exclude AbbVie from federal health care programs, including Medicare and Medicaid. AbbVie and Abbott may be subject to third party claims and shareholder lawsuits in connection with the settlement, and AbbVie may be required to indemnify all or a portion of Abbott's costs.

The international nature of AbbVie's business subjects it to additional business risks that may cause its revenue and profitability to decline.
AbbVie's business is subject to risks associated with doing business internationally, including in emerging markets. Net revenues outside of the United States make up approximately 38% of AbbVie's total net revenues in 2016. The risks associated with AbbVie's operations outside the United States include:

•	fluctuations in currency exchange rates;

•	changes in medical reimbursement policies and programs;

•	multiple legal and regulatory requirements that are subject to change and that could restrict AbbVie's ability to manufacture, market and sell its products;

•	differing local product preferences and product requirements;

•	trade protection measures and import or export licensing requirements;

•	difficulty in establishing, staffing and managing operations;

•	differing labor regulations;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political and economic instability, including sovereign debt issues;

•	price and currency exchange controls, limitations on participation in local enterprises, expropriation, nationalization and other governmental action;

•	inflation, recession and fluctuations in interest rates;

•	potential deterioration in the economic position and credit quality of certain non-U.S. countries, including in Europe and Latin America; and

•
potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery and other similar laws and regulations, including the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act.

Events contemplated by these risks may, individually or in the aggregate, have a material adverse effect on AbbVie's revenues and profitability.

2016 Form 10-K | 16

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
In 2016, three wholesale distributors—AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation—accounted for substantially all of AbbVie's net revenues in the United States. If one of its significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with AbbVie, and AbbVie may be unable to collect all the amounts that the distributor owes it on a timely basis or at all, which could negatively impact AbbVie's business and results of operations.

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

17 | 2016 Form 10-K

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
AbbVie relies on sophisticated information technology systems to operate its business. These systems are potentially vulnerable to malicious intrusion, random attack, loss of data privacy, or breakdown. Data privacy or security breaches by employees or others may cause sensitive data, including intellectual property, trade secrets or personal information belonging to AbbVie, its patients, customers or business partners, to be exposed to unauthorized persons or to the public. Although AbbVie has invested in the protection of its data and information technology and also monitors its systems on an ongoing basis, there can be no assurance that these efforts will prevent breakdowns or breaches in AbbVie's information technology systems that could adversely affect AbbVie's business.

Other factors can have a material adverse effect on AbbVie's profitability and financial condition.
Many other factors can affect AbbVie's results of operations, cash flows and financial condition, including:

•	changes in or interpretations of laws and regulations, including changes in accounting standards, taxation requirements, product marketing application standards and environmental laws;

•
differences between the fair value measurement of assets and liabilities and their actual value, particularly for pension and post-employment benefits, stock-based compensation, intangibles and goodwill; and for contingent liabilities such as litigation and contingent consideration, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount;

•
changes in the rate of inflation (including the cost of raw materials, commodities and supplies), interest rates, market value of AbbVie's equity investments and the performance of investments held by it or its employee benefit trusts;

•	changes in the creditworthiness of counterparties that transact business with or provide services to AbbVie or its employee benefit trusts;

•
changes in the ability of third parties that provide information technology, accounting, human resources, payroll and other outsourced services to AbbVie to meet their contractual obligations to AbbVie; and

•
changes in business, economic and political conditions, including: war, political instability, terrorist attacks, the threat of future terrorist activity and related military action; natural disasters; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and pressure from third-party interest groups.

Risks Related to AbbVie's Common Stock

AbbVie cannot guarantee the timing, amount, or payment of dividends on its common stock.
Although AbbVie expects to pay regular cash dividends, the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of AbbVie's board of directors. The board's decisions regarding the payment of dividends will depend on many factors, such as AbbVie's financial condition, earnings, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that the board deems relevant. For more information, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities." AbbVie's ability to pay dividends will depend on its ongoing ability to generate cash from operations and access capital markets. AbbVie cannot guarantee that it will continue to pay a dividend in the future.

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

2016 Form 10-K | 18

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

•
the requirement that the affirmative vote of stockholders holding at least 80% of AbbVie's voting stock is required to amend certain provisions in AbbVie's amended and restated certificate of incorporation and AbbVie's amended and restated by-laws relating to the number, term and election of AbbVie's directors, the filling of board vacancies, the calling of special meetings of stockholders and director and officer indemnification provisions.

In addition, Section 203 of the Delaware General Corporation Law provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15% of the corporation's outstanding voting stock.
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

19 | 2016 Form 10-K

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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

AbbVie's corporate offices are located at 1 North Waukegan Road, North Chicago, Illinois 60064-6400. AbbVie's manufacturing plants are in the following locations:

United States	Outside the United States
Abbott Park, Illinois*	Campoverde di Aprilia, Italy
Barceloneta, Puerto Rico	Cork, Ireland
Jayuya, Puerto Rico	Ludwigshafen, Germany
North Chicago, Illinois	Singapore*
South San Francisco, California	Sligo, Ireland
Worcester, Massachusetts*
Wyandotte, Michigan*
_______________________________________________________________________________

*	Leased property.
In addition to the above, AbbVie has other manufacturing facilities worldwide. AbbVie believes its facilities are suitable and provide adequate production capacity.
In the United States, including Puerto Rico, AbbVie has one distribution center. AbbVie also has research and development facilities in the United States located at: Abbott Park, Illinois; North Chicago, Illinois; Redwood City, California; South San Francisco, California; Sunnyvale, California; Cambridge, Massachusetts; and Worcester, Massachusetts. Outside the United States, AbbVie's principal research and development facilities are located in Ludwigshafen, Germany.
Except as noted, the plants in the United States listed above are owned by AbbVie or subsidiaries of AbbVie. The remaining manufacturing plants and all other facilities are owned or leased by AbbVie or subsidiaries of AbbVie.

2016 Form 10-K | 20

ITEM 3. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 14, "Legal Proceedings and Contingencies" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

21 | 2016 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table lists AbbVie's executive officers, each of whom was first appointed as an AbbVie corporate officer in December 2012, except as otherwise indicated:

Name	Age	Position
Richard A. Gonzalez	63	Chairman of the Board and Chief Executive Officer
Carlos Alban	54	Executive Vice President, Commercial Operations
William J. Chase	49	Executive Vice President, Chief Financial Officer
Henry O. Gosebruch*	44	Executive Vice President and Chief Strategy Officer
Laura J. Schumacher	53	Executive Vice President, External Affairs, General Counsel and Corporate Secretary
Michael E. Severino, M.D.*	51	Executive Vice President, Research and Development and Chief Scientific Officer
Timothy J. Richmond	50	Senior Vice President, Human Resources
Azita Saleki-Gerhardt, Ph.D.	53	Senior Vice President, Operations
Thomas A. Hurwich**	56	Vice President, Controller
_______________________________________________________________________________

*	Mr. Gosebruch was first appointed as a corporate officer in December 2015 and Dr. Severino was first appointed as a corporate officer in June 2014.

**	As previously announced, Mr. Hurwich will resign as AbbVie's Vice President, Controller, effective February 28, 2017.

Mr. Gonzalez is AbbVie's Chairman of the Board and Chief Executive Officer. He served as Abbott's Executive Vice President, Pharmaceutical Products Group from 2010 to 2012, and was responsible for Abbott's worldwide pharmaceutical business, including commercial operations, research and development, and manufacturing. He has also served as President, Abbott Ventures Inc., Abbott's medical technology investment arm, from 2009 to 2011. Mr. Gonzalez joined Abbott in 1977 and held various management positions before briefly retiring in 2007, including Abbott's President and Chief Operating Officer, President, Chief Operating Officer of Abbott's Medical Products Group, Senior Vice President and President of Abbott's former Hospital Products Division, Vice President and President of Abbott's Health Systems Division, and Divisional Vice President and General Manager for Abbott's Diagnostics Operations in the United States and Canada.
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
Ms. Schumacher is AbbVie's Executive Vice President, External Affairs, General Counsel and Corporate Secretary, responsible for AbbVie's externally-facing functions of Health Economics Outcomes Research, Government Affairs, Corporate Responsibility, Brand and Communications. She also leads all legal functions and biotherapeutics strategy. Prior to AbbVie's separation from Abbott, Ms. Schumacher served as Executive Vice President, General Counsel and Corporate Secretary from 2007 to 2012, and as Senior Vice President, Corporate Secretary and General Counsel from 2005 to 2007. Both at Abbott and AbbVie, Ms. Schumacher also led Licensing and Acquisition and Ventures and Early Stage Collaborations. At Abbott, Ms. Schumacher was also responsible for its Office of Ethics and Compliance. Ms. Schumacher joined Abbott in 1990. She serves on the board of General Dynamics Corporation.
Dr. Severino is AbbVie's Executive Vice President, Research and Development and Chief Scientific Officer. Dr. Severino served at Amgen Inc. as Senior Vice President, Global Development and Corporate Chief Medical Officer from 2012 to 2014, as

2016 Form 10-K | 22

Vice President, Global Development from 2010 to 2012 and as Vice President, Therapeutic Area Head, General Medicine and Inflammation Global Clinical Development from 2007 to 2012. He joined AbbVie in 2014.
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

23 | 2016 Form 10-K

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

	Market Price Per Share
	2016		2015
	High	Low	High	Low
First Quarter	$59.81	$50.71	$68.29	$54.78
Second Quarter	$65.37	$56.36	$70.75	$56.33
Third Quarter	$68.12	$61.77	$71.60	$51.88
Fourth Quarter	$65.05	$55.06	$64.30	$45.45

Stockholders
There were 52,270 stockholders of record of AbbVie common stock as of January 31, 2017.
Dividends
The following table summarizes quarterly cash dividends for the years ended December 31, 2016 and 2015:

2016			2015
Payment Date	Date Declared	Dividend Per Share	Payment Date	Date Declared	Dividend Per Share
11/15/16	09/09/16	$0.57	11/16/15	09/11/15	$0.51
08/15/16	06/16/16	$0.57	08/14/15	06/18/15	$0.51
05/16/16	02/18/16	$0.57	05/15/15	02/19/15	$0.51
02/16/16	10/30/15	$0.57	02/13/15	10/20/14	$0.49

On October 28, 2016, AbbVie's board of directors declared an increase in the quarterly cash dividend from $0.57 per share to $0.64 per share, payable on February 15, 2017 to stockholders of record as of January 13, 2017. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors. Moreover, if AbbVie determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.
Performance Graph
The following graph compares the cumulative total returns of AbbVie, the S&P 500 Index and the NYSE Arca Pharmaceuticals Index. This graph covers the period from January 2, 2013 (the first day AbbVie's common stock began "regular-way" trading on the NYSE) through December 31, 2016. This graph assumes $100 was invested in AbbVie common stock and each index on January 2, 2013 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

2016 Form 10-K | 24

This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of AbbVie's filings under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	1,206,700	(1)	$56.03	1,197,847	$2,059,934,326	(2)
November 1, 2016 - November 30, 2016	17,083,128	(1)	$60.07	17,080,029	$1,033,906,665	(2)
December 1, 2016 - December 31, 2016	16,231,850	(1)	$61.56	16,205,010	$36,288,894	(2)
Total	34,521,678	(1)	$60.63	34,482,886	$36,288,898	(2)

1.	These shares represent:
(i) in addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares included the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 8,853 in October; 3,099 in November; and 6,512 in December, with average exercise prices of $43.87 in October; $43.60 in November; and $44.32 in December.

(ii) the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan - zero in October and November; and 20,328 in December.

25 | 2016 Form 10-K

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.
On October 20, 2014, AbbVie announced that its board of directors authorized the purchase of up to $5.0 billion of its common stock. The board of directors authorized increases to this repurchase program of $5.0 billion in March 2015 and $4.0 billion in April 2016 in anticipation of executing accelerated share repurchase agreements (ASRs) in connection with the acquisitions of Pharmacyclics and Stemcentrx. Purchases of AbbVie shares under this program may be made from time to time at management’s discretion. The program has no time limit and can be discontinued at any time.

On February 16, 2017, AbbVie's board of directors authorized a $5.0 billion increase to AbbVie's existing stock repurchase program. The stock repurchase authorization permits shares to be repurchased in open market or private transactions, has no time limit and may be discontinued at any time.
ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth AbbVie's selected financial information derived from its (i) audited consolidated financial statements as of and for the years ended December 31, 2016, 2015, 2014 and 2013; and (ii) audited combined financial statements as of and for the year ended December 31, 2012. The historical financial statements for periods prior to January 1, 2013 were prepared on a stand-alone basis and were derived from Abbott's consolidated financial statements and accounting records as if the former research-based pharmaceutical business of Abbott had been part of AbbVie for all periods presented. Accordingly, AbbVie's financial statements for periods prior to January 1, 2013 are presented on a combined basis and reflect AbbVie's financial position, results of operations and cash flows as its business was operated as part of Abbott prior to the separation, in conformity with generally accepted accounting principles (GAAP) in the United States.
The selected financial information should be read in conjunction with the financial statements and accompanying notes included under Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

as of and for the years ended December 31 (in millions, except per share data)	2016	2015	2014	2013		2012
Statement of earnings data
Net revenues	$25,638	$22,859	$19,960	$18,790		$18,380
Net earnings (a)(b)	5,953	5,144	1,774	4,128		5,275
Basic earnings per share (a)(b)	$3.65	$3.15	$1.11	$2.58		$3.35
Diluted earnings per share (a)(b)	$3.63	$3.13	$1.10	$2.56		$3.35
Cash dividends declared per common share	$2.35	$2.10	$1.75	$2.00	(c)	n/a
Weighted-average basic shares outstanding (d)	1,622	1,625	1,595	1,589		1,577
Weighted-average diluted shares outstanding (d)	1,631	1,637	1,610	1,604		1,577
Balance sheet data
Total assets (e)(f)	$66,099	$53,050	$27,513	$29,241		$27,058
Long-term debt and lease obligations (e)(f)(g)	36,465	31,265	14,552	14,353		14,702

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

2016 Form 10-K | 26

stand-alone, publicly-traded company during the periods shown or of AbbVie's performance for periods subsequent to December 31, 2012.

(b)
Results for 2016, 2015, 2014 and 2013 included higher expenses associated with operating as an independent, stand-alone, publicly-traded company than the historically derived financial statements for periods prior to January 1, 2013. The increases include the impact of interest expense on debt issued as a stand-alone company, a higher tax rate and other incremental costs of operating as an independent company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" for a discussion of other items that affected the comparability of financial results for 2016, 2015 and 2014, and the 2013 Form 10-K for 2013 and 2012 financial statements.

(c)
AbbVie declared regular quarterly cash dividends in 2013 aggregating $1.60 per share of common stock. In addition, a cash dividend of $0.40 per share of common stock was declared from pre-separation earnings on January 4, 2013 and was recorded as a reduction of additional paid-in capital.

(d)
On January 1, 2013, Abbott distributed 1,577 million shares of AbbVie common stock to shareholders of Abbott common stock. For periods prior to the separation, the weighted-average basic and diluted shares outstanding were based on the number of shares of AbbVie common stock outstanding on the distribution date. See Note 4 to the Consolidated Financial Statements for information regarding the calculation of basic and diluted earnings per common share for 2016, 2015 and 2014 and the 2013 Form 10-K for 2013 and 2012.

(e)
On May 26, 2015, AbbVie acquired Pharmacyclics for approximately $20.8 billion, including cash consideration of $12.4 billion and equity consideration of approximately 128 million shares of AbbVie common stock valued at $8.4 billion. In connection with the acquisition, AbbVie issued $16.7 billion aggregate principal amount of unsecured senior notes, of which approximately $11.5 billion was used to finance the acquisition and approximately $5.0 billion was used to finance an accelerated share repurchase (ASR) program. See Note 5 to the Consolidated Financial Statements for information regarding the acquisition of Pharmacyclics, Note 9 for information on the senior notes and Note 12 for information on the ASR.

(f)
In June 2016, AbbVie acquired Stemcentrx for approximately $6.4 billion, including cash consideration of $1.9 billion, equity consideration of approximately 62.4 million shares of AbbVie common stock valued at $3.9 billion and contingent consideration of approximately $620 million. In connection with the acquisition AbbVie issued $7.8 billion aggregate principal amount of unsecured senior notes. Of the $7.7 billion net proceeds, approximately $1.9 billion was used to finance the acquisition, approximately $3.8 billion was used to finance an ASR and approximately $2.0 billion was used to repay the company's outstanding term loan that was due to mature in November 2016. See Note 5 to the Consolidated Financial Statements for information regarding the acquisition of Stemcentrx, Note 9 for information on the senior notes and Note 12 for information on the ASR.

(g)	Includes current portion of both long-term debt and lease obligations.

27 | 2016 Form 10-K

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of December 31, 2016 and 2015 and results of operations for each of the three years in the period ended December 31, 2016. This commentary should be read in conjunction with the consolidated financial statements and accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data."
EXECUTIVE OVERVIEW
Company Overview
AbbVie is a global, research-based biopharmaceutical company formed in 2013 following separation from Abbott Laboratories (Abbott). AbbVie's mission is to use its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world's most complex and serious diseases. AbbVie's products are focused on treating conditions such as chronic autoimmune diseases in rheumatology, gastroenterology and dermatology; oncology, including blood cancers; virology, including hepatitis C (HCV) and human immunodeficiency virus (HIV); neurological disorders, such as Parkinson's disease and multiple sclerosis; metabolic diseases, including thyroid disease and complications associated with cystic fibrosis; as well as other serious health conditions. AbbVie also has a pipeline of promising new medicines across such important medical specialties as immunology, virology, oncology and neurology, with additional targeted investment in cystic fibrosis and women's health.
AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie has approximately 30,000 employees. AbbVie operates in one business segment—pharmaceutical products.
2016 Financial Results
AbbVie's strategy has focused on delivering strong financial results, advancing and investing in its pipeline and returning value to shareholders while ensuring a strong, sustainable growth business over the long term. In 2016, AbbVie's worldwide net revenues grew by 12% to $25.6 billion, driven primarily by the continued strength of HUMIRA, post-acquisition revenue growth related to IMBRUVICA and revenue growth in other key products including Creon and Duodopa. These increases were partially offset by a decline in net revenues of Kaletra and VIEKIRA.
The company's financial performance in 2016 included delivering diluted earnings per share of $3.63. 2016 results included the following after-tax costs: (i) $615 million related to the amortization of intangible assets; (ii) a $298 million currency devaluation loss related to Venezuela; (iii) $273 million related to the acquisition of Stemcentrx and Boehringer Ingelheim (BI) compounds; (iv) $228 million for changes in contingent consideration; (v) $200 million for acquired in-process research and development (IPR&D); (vi) $187 million associated with a tax law change for regulations issued in the fourth quarter of 2016 that revised the treatment of foreign currency translation gains and losses for certain operations; and (vii) milestone payments of $80 million. Additionally, 2016 financial results reflected added funding to support AbbVie’s emerging mid- and late-stage pipeline assets and continued investment in AbbVie’s growth brands.
In 2016, the company generated cash flows from operations of $7.0 billion, which AbbVie utilized to continue to enhance its pipeline through licensing and collaboration activities, pay cash dividends to stockholders of $3.7 billion and repurchase approximately 34 million shares for $2.1 billion in the open market (excluding the shares repurchased under an accelerated repurchase agreement). In October 2016, AbbVie's board of directors declared a quarterly cash dividend of $0.64 per share of common stock payable in February 2017. This reflects an increase of approximately 12% over the previous quarterly rate of $0.57 per share of common stock.
In April 2016, AbbVie acquired all rights to risankizumab (BI 655066), an anti-IL-23 monoclonal biologic antibody, from BI pursuant to a global collaboration agreement. In June 2016, AbbVie acquired Stemcentrx, a privately held biotechnology company. The transaction expands AbbVie’s oncology pipeline by adding the late-stage asset rovalpituzumab tesirine (Rova-T), four additional early-stage clinical compounds in solid tumor indications and a significant portfolio of pre-clinical assets. Rova-T is currently in registrational trials for small cell lung cancer and in early-stage clinical development for other solid tumors. In connection with the Stemcentrx acquisition, AbbVie’s board of directors authorized a $4.0 billion increase to

2016 Form 10-K | 28

AbbVie’s existing share repurchase program. Promptly following the closing of the Stemcentrx transaction, AbbVie entered into and executed a $3.8 billion accelerated share repurchase agreement (ASR) with a third party financial institution to reacquire nearly all of the newly-issued equity. In May 2016, AbbVie issued $7.8 billion aggregate principal amount of unsecured senior notes. Of the $7.7 billion net proceeds, $2.0 billion was used to repay the company’s outstanding term loan that was due to mature in November 2016, approximately $1.9 billion was used to finance the acquisition of Stemcentrx and approximately $3.8 billion was used to finance the ASR. In November 2016, the company issued €3.6 billion aggregate principal amount of unsecured senior Euro notes and repaid the company’s outstanding 1.75% senior notes that were due to mature in November 2017. See Note 5 to the Consolidated Financial Statements for additional information related to the acquisition of Stemcentrx and BI compounds, Note 9 for additional information related to the senior Euro notes and Note 12 for additional information related to the ASR.
2017 Strategic Objectives
AbbVie's mission is to be an innovation-driven, patient-focused specialty biopharmaceutical company capable of achieving top-tier financial performance through outstanding execution and a consistent stream of innovative new medicines. AbbVie intends to continue to advance its mission in a number of ways, including: (i) growing revenues through continued strong performance from its existing portfolio of on-market products, including its flagship brands, HUMIRA and IMBRUVICA as well as growth from pipeline products; (ii) expanding operating margins; (iii) continued investment in its pipeline in support of opportunities in immunology, oncology, virology and neurology as well as continued investment in key on-market products; (iv) augmentation of its pipeline through concerted focus on strategic licensing, acquisition and partnering activity with a focus on identifying compelling programs that fit AbbVie's strategic criteria; and (v) returning cash to shareholders via dividends and share repurchases. In addition, AbbVie anticipates several regulatory submissions and key data readouts from key clinical trials in the next twelve months.
AbbVie expects to achieve its strategic objectives as follows:

•	HUMIRA sales growth by driving biologic penetration across disease categories, increasing market leadership and strong commercial execution.

•	IMBRUVICA revenue growth driven by increasing market share within its five currently approved indications.

•
The favorable impact of pipeline products approved in 2016 or currently under regulatory review where approval is expected in 2017. These products are described in greater detail in the section labeled "Research and Development" included as part of this Item 7.

AbbVie remains committed to driving continued expansion of operating margins and expects to achieve this objective through productivity initiatives in supply chain, ongoing efficiency programs to optimize manufacturing, commercial infrastructure, administrative costs and general corporate expenses and continued leverage from revenue growth. AbbVie also remains committed to returning cash to shareholders via dividends and share repurchases.
Research and Development
Research and innovation are the cornerstones of AbbVie's business as a global biopharmaceutical company. AbbVie's long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie's pipeline currently includes more than 50 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology, virology and neurology along with targeted investments in cystic fibrosis and women's health. Of these programs, more than 30 are in mid- and late-stage development.
The following sections summarize transitions of significant programs from Phase 2 development to Phase 3 development as well as developments in significant Phase 3 and registration programs. AbbVie expects multiple Phase 2 programs to transition into Phase 3 programs in the next twelve months.
Significant Programs and Developments
Immunology
HUMIRA

•	In May 2016, the European Medicines Agency (EMA) granted approval for HUMIRA for the treatment of pediatric patients aged six years or older, with moderate to severely active Crohn’s disease.

29 | 2016 Form 10-K

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

•
In November 2016, AbbVie announced that that the Committee for Medicinal Products for Human Use (CHMP) granted a positive opinion for HUMIRA to treat adolescents with hidradenitis suppurativa (HS). If future approval is granted by the European Commission, HUMIRA will be the first and only treatment option for patients aged 12 and older with HS. HUMIRA was approved for adults with moderate to severe HS by the European Commission in July 2015.

Risankizumab

•
In April 2016, AbbVie acquired all rights to risankizumab (BI 655066), an anti-IL-23 monoclonal biologic antibody in Phase 3 development for psoriasis, from BI pursuant to a global collaboration agreement. AbbVie is also evaluating the potential of this biologic therapy in Crohn’s disease, psoriatic arthritis and asthma. In addition to risankizumab, AbbVie also gained rights to an anti-CD40 antibody, BI 655064, currently in Phase 1 development.

•	In November 2016, AbbVie announced that the U.S. Food and Drug Administration (FDA) granted risankizumab orphan drug designation for the treatment of pediatric patients with Crohn's disease.

ABT-494

•
AbbVie continued to make progress with ABT-494, the company’s selective JAK-1 inhibitor currently in late-stage development for rheumatoid arthritis. In first quarter of 2016, AbbVie initiated three Phase 3 studies in the registrational program. In the fourth quarter of 2016, the company started a fifth pivotal trial.

Other

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

Oncology
IMBRUVICA

•
In March 2016, AbbVie announced that the FDA approved IMBRUVICA as a first-line treatment for patients with CLL. The approval was based on data from the Phase 3 RESONATE-2 trial, which evaluated efficacy and safety of IMBRUVICA versus traditional chemotherapy, chlorambucil, in treatment-naïve patients with CLL or small lymphocytic leukemia. This is the first FDA-approved chemotherapy-free treatment option for first-line CLL patients. In May 2016, AbbVie announced that the EMA approved IMBRUVICA as a first-line treatment option for adult patients with CLL. IMBRUVICA is now available to treat all lines of CLL in the European Union (EU). This is the fifth treatment indication in the EU for IMBRUVICA.

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

2016 Form 10-K | 30

•
In June 2016, AbbVie announced that the FDA granted IMBRUVICA breakthrough therapy designation for chronic graft-versus-host-disease after failure of one or more lines of systemic therapy, a rare condition with limited treatment options. This is the fourth breakthrough therapy designation for IMBRUVICA.

•
In January 2017, AbbVie announced that the FDA approved IMBRUVICA for the treatment of patients with relapsed/refractory marginal zone lymphoma (MZL) who require systemic therapy and have received at least one prior anti-CD20-based therapy. This indication is approved under accelerated approval based on overall response rate (ORR) and continued approval may be contingent upon verification and description of clinical benefit in a confirmatory trial. MZL is a slow-growing form of non-Hodgkin's lymphoma. This marks the seventh FDA approval and fifth disease indication for IMBRUVICA since the medication's initial approval in 2013.

Venetoclax

•
In April 2016, the FDA granted accelerated approval of Venclexta (venetoclax) tablets for patients diagnosed with chronic lymphocytic leukemia (CLL) with 17p deletion who have received at least one prior therapy. Additionally, in January 2016, the FDA granted two additional breakthrough therapy designations for venetoclax: (i) in combination with rituximab for the treatment of patients with relapsed/refractory CLL, including patients with chromosome 17p deletion; and (ii) in combination with hypomethylating agents for the treatment of patients with untreated (treatment-naïve) acute myeloid leukemia (AML) who are ineligible to receive standard induction therapy (high-dose chemotherapy). A Phase 3 clinical trial was recently initiated to study the safety and efficacy of venetoclax in combination with azacitidine in treatment naïve elderly subjects with AML who are ineligible for standard induction therapy.

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

•
In December 2016, AbbVie announced that the European Commission (EC) has granted conditional marketing authorization for VENCLYXTO (venetoclax) monotherapy for the treatment of CLL in the presence of 17p deletion or TP53 mutation in adult patients who are unsuitable for or have failed a B-cell receptor pathway inhibitor; and for the treatment of CLL in the absence of 17p deletion or TP53 mutation in adult patients who have failed both chemoimmunotherapy and a B-cell receptor pathway inhibitor. Conditional marketing authorization is granted to medicines that address an unmet medical need, where the benefit of its immediate availability to patients outweighs the risk of limited data availability and where comprehensive data will be provided. VENCLYXTO is a fist-in-class, oral, once-daily medicine that selectively inhibits the function of the BCL-2 protein. VENCLYXTO is being developed by AbbVie and Genentech, a member of the Roche Group. It is jointly commercialized by the companies in the U.S. and by AbbVie outside of the U.S.

Rova-T

•
In June 2016, AbbVie acquired Stemcentrx and its lead late-stage asset Rova-T currently in registrational trials for small cell lung cancer (SCLC). Rova-T is a novel bio-marker-specific therapy that is derived from cancer stem cells and targets delta-like protein 3 (DLL3) that is expressed in more than 80% of SCLC patient tumors and is not present in healthy tissue. Registrational trials for third-line SCLC are expected to complete enrollment by the end of 2016. AbbVie recently began enrollment of a Phase 1 eight-arm "basket study" in neuroendocrine tumors and a Phase 1/2 regimen selection study as a first-line treatment for SCLC. Beyond Rova-T, Stemcentrx has four novel compounds in clinical trials across several solid tumor indications and has additional pre-clinical compounds.

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

Other

•
In May 2016, Bristol-Myers Squibb Company (BMS) and AbbVie announced that the EMA approved Empliciti (elotuzumab) for the treatment of multiple myeloma as combination therapy with Revlimid® (lenalidomide) and dexamethasone in adult patients who have received at least one prior therapy. Empliciti is now the first and only immunostimulatory antibody approved for multiple myeloma in the EU.

31 | 2016 Form 10-K

•
In June 2016, AbbVie exercised its right to end its global collaboration with Infinity Pharmaceuticals, Inc. (Infinity), which it entered into in September 2014 to develop and commercialize duvelisib (IPI-145) for the treatment of patients with cancer. Pursuant to the terms of the global collaboration agreement, the worldwide rights to duvelisib reverted to Infinity.

Virology/Liver Disease

•
In February 2016, AbbVie announced that CHMP granted a positive opinion for the use of VIEKIRA (ombitasvir/paritaprevir/ritonavir tablets) + EXVIERA (dasabuvir tablets) without ribavirin (RBV) in chronic HCV infected genotype 1b (GT1b) patients with compensated cirrhosis (Child-Pugh A). In April 2016, AbbVie announced that the FDA approved VIEKIRA PAK (ombitasvir, paritaprevir, ritonavir tablets; dasabuvir tablets) without RBV in patients with GT1b chronic HCV infection and compensated cirrhosis. In July 2016, AbbVie announced that the FDA approved a New Drug Application (NDA) for VIEKIRA XR (dasabuvir, ombitasvir, paritaprevir and ritonavir) extended-release tablets. VIEKIRA XR is a once-daily, extended-release co-formulation of the active ingredients in VIEKIRA PAK (ombitasvir, paritaprevir and ritonavir tablets; dasabuvir tablets) and is for the treatment of patients with chronic genotype 1 (GT1) HCV, including those with compensated cirrhosis (Child-Pugh A).

•
In October 2016, AbbVie announced that the FDA granted breakthrough therapy designation for the investigational, pan-genotypic regimen of glecaprevir (ABT-493)/pibrentasvir (ABT-530) for the treatment of patients with HCV who failed previous therapy with direct-acting antivirals in genotype 1, including therapy with an NS5A inhibitor and/or protease inhibitor.

•
In January 2017, AbbVie announced that its marketing authorization application (MAA) has been validated and is now under accelerated assessment by the EMA for the company's investigational, pan-genotypic regimen of G/P for the treatment of all major chronic HCV genotypes. G/P is also intended to address the needs of patients with specific treatment challenges, including those with severe chronic kidney disease (CKD) and those not cured with previous direct-acting antiviral (DAA) treatment. In February 2017, AbbVie announced that the FDA accepted its New Drug Application (NDA) and granted priority review for the company's investigational, pan-genotypic regimen of G/P for the treatment of all major chronic HCV genotypes.

Neurology

•
In May 2016, Biogen and AbbVie announced that the FDA approved ZINBRYTA (daclizumab) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS). ZINBRYTA is a once-monthly, self-administered, subcutaneous injection. Biogen and AbbVie will co-promote ZINBRYTA in the United States. In July 2016, Biogen and AbbVie announced that the EMA granted a marketing authorization for ZINBRYTA for the treatment of adult patients with RMS. ZINBRYTA launched in the third quarter of 2016.

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

2016 Form 10-K | 32

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

				Percent change
				At actual currency rates		At constant currency rates
for the years ended (dollars in millions)	2016	2015	2014	2016	2015	2016	2015
United States	$15,947	$13,561	$10,845	17.6%	25.0%	17.6%	25.0%
International	9,691	9,298	9,115	4.2%	2.0%	7.3%	17.9%
Net revenues	$25,638	$22,859	$19,960	12.2%	14.5%	13.5%	21.7%

33 | 2016 Form 10-K

The following table details AbbVie's worldwide net revenues:

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2016	2015	2014	2016	2015	2016	2015
HUMIRA
United States	$10,432	$8,405	$6,524	24.1%	28.8%	24.1%	28.8%
International	5,646	5,607	6,019	0.7%	(6.9)%	4.3%	8.6%
Total	$16,078	$14,012	$12,543	14.7%	11.7%	16.1%	19.1%
IMBRUVICA
United States	$1,580	$659	$—	>100.0%	n/a	>100.0%	n/a
Collaboration revenues	252	95	—	>100.0%	n/a	>100.0%	n/a
Total	$1,832	$754	$—	>100.0%	n/a	>100.0%	n/a
VIEKIRA
United States	$342	$804	$48	(57.4)%	>100.0%	(57.4)%	>100.0%
International	1,180	835	—	41.3%	n/a	42.7%	n/a
Total	$1,522	$1,639	$48	(7.1)%	>100.0%	(6.4)%	>100.0%
Lupron
United States	$663	$653	$580	1.5%	12.5%	1.5%	12.5%
International	158	173	198	(8.5)%	(12.9)%	(5.2)%	(0.2)%
Total	$821	$826	$778	(0.6)%	6.1%	0.1%	9.3%
Synagis
International	$730	$740	$835	(1.5)%	(11.3)%	(0.4)%	0.6%
Synthroid
United States	$763	$755	$709	1.1%	6.4%	1.1%	6.4%
Creon
United States	$730	$632	$516	15.5%	22.5%	15.5%	22.5%
AndroGel
United States	$675	$694	$934	(2.8)%	(25.7)%	(2.8)%	(25.7)%
Kaletra
United States	$116	$163	$213	(28.8)%	(23.8)%	(28.8)%	(23.8)%
International	433	537	657	(19.3)%	(18.2)%	(13.3)%	(4.9)%
Total	$549	$700	$870	(21.5)%	(19.6)%	(16.9)%	(9.6)%
Sevoflurane
United States	$80	$81	$83	(1.0)%	(2.5)%	(1.0)%	(2.5)%
International	348	393	467	(11.4)%	(15.9)%	(6.9)%	(4.0)%
Total	$428	$474	$550	(9.7)%	(13.9)%	(6.0)%	(3.8)%
Duodopa
United States	$37	$12	$—	>100.0%	>100.0%	>100.0%	>100.0%
International	256	219	220	16.9%	(0.6)%	18.1%	18.1%
Total	$293	$231	$220	26.9%	4.8%	28.1%	23.5%
All other	$1,217	$1,402	$1,957	(13.2)%	(28.3)%	(12.3)%	(24.9)%
Total net revenues	$25,638	$22,859	$19,960	12.2%	14.5%	13.5%	21.7%

n/a—Not applicable.

2016 Form 10-K | 34

The following discussion and analysis of AbbVie's net revenues by product is presented on a constant currency basis.
Global HUMIRA sales increased 16% in 2016 and 19% in 2015. The sales increase in 2016 was driven by market growth across therapeutic categories and geographies, favorable pricing in certain geographies and approval of new indications. The sales increase in 2015 was primarily as a result of market growth across therapeutic categories and geographies, higher market share, approval of new indications and favorable pricing in certain geographies. In the United States, HUMIRA revenues increased 24% in 2016 and 29% in 2015, driven by prescription volume, favorable pricing, market growth across all indications and higher market share. Internationally, HUMIRA revenues increased 4% in 2016 and 9% in 2015, driven primarily by growth across indications. AbbVie continues to pursue strategies to help further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.
Net revenues for IMBRUVICA represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie's 50% share of IMBRUVICA profit. Net revenues for IMBRUVICA commenced following the completion of the Pharmacyclics acquisition on May 26, 2015. Global IMBRUVICA sales increased more than 100% in 2016 as a result of market share gains following the FDA and EMA approval of IMBRUVICA as a first-line treatment for patients with CLL as well as having a full year of sales in 2016.
Global VIEKIRA sales decreased 6% in 2016, as a result of lower market share, primarily in the United States, market contraction and price erosion. In the United States, sales decreased 57% in 2016, primarily due to lower market share resulting from a new market entrant in the first quarter of 2016 and contraction of the overall market. International revenues in 2016 reflected sales in additional geographies where the product was approved subsequent to December 31, 2015. VIEKIRA was launched in 2015, revenues increased during 2015 as the product was approved in additional geographies.
Synagis is a seasonal product with the majority of sales occurring in the first and fourth quarters. Net revenues remained constant in 2016 and increased 1% in 2015.
Net revenues for Creon increased 15% in 2016 and 22% in 2015, driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market.
Global Kaletra net revenues decreased 17% in 2016 and 10% in 2015, primarily due to lower market share resulting from the impact of increasing competition in the HIV marketplace. AbbVie expects net revenues for Kaletra to continue to decline in 2017.
Net revenues for Duodopa increased 28% in 2016 and 23% in 2015, primarily as a result of market penetration and geographic expansion. Duopa was approved in the United States in January 2015. AbbVie expects net revenues for Duopa in the United States will continue to gradually increase during 2017 as the product gains acceptance in the marketplace.
Gross Margin

				Percent change
years ended December 31 (in millions)	2016	2015	2014	2016	2015
Gross margin	$19,805	$18,359	$15,534	8%	18%
as a percent of net revenues	77%	80%	78%

Gross margin as a percentage of net revenues decreased in 2016 due to the impact of unfavorable foreign exchange rates, higher intangible asset amortization and the unfavorable impact related to the Pharmacyclics acquisition, including the profit sharing arrangement and the amortization of the fair market value step-up of acquisition-date inventory. These reductions were partially offset by the favorable impact of product mix across the portfolio and manufacturing efficiencies. Additionally, 2016 included a $39 million charge related to the impairment of an intangible asset in the first quarter of 2016.
The gross margin for 2015 and 2014 reflected the favorable impact of product mix across the product portfolio, including HUMIRA, operational efficiencies and price increases, partially offset by the effect of unfavorable foreign exchange rates and the loss of exclusivity for the lipid franchise. Gross margin in 2015 also included milestone revenue of $40 million from a collaboration partner related the company's oncology program. Additionally, gross margin in 2014 included royalty income of $81 million relating to prior periods as a result of the settlement of a licensing arrangement and lower amortization expense for intangible assets, partially offset by a $37 million impairment charge for an intangible asset.

35 | 2016 Form 10-K

Selling, General and Administrative

				Percent change
years ended December 31 (in millions)	2016	2015	2014	2016	2015
Selling, general and administrative	$5,855	$6,387	$7,724	(8)%	(17)%
as a percent of net revenues	23%	28%	39%

SG&A expenses as a percentage of net revenues decreased in 2016 due to continued leverage from revenue growth and lower costs in 2016. 2015 SG&A expenses included costs associated with the separation from Abbott of $265 million, Pharmacyclics acquisition and integration costs of $294 million and litigation charges of $165 million. Additionally, SG&A expense in 2015 reflected marketing support for the global launch of VIEKIRA.
SG&A expenses declined in 2015 compared to 2014, principally due to the absence of transaction-related costs totaling $1.7 billion incurred in 2014 in connection with the termination of the proposed combination with Shire, partially offset by the 2015 items discussed above. SG&A expenses in 2014 also included a $129 million charge related to the Branded Prescription Drug Fee due to the issuance of final rules which resulted in an additional year of expense in 2014.
Research and Development and Acquired In-Process Research and Development

				Percent change
years ended December 31 (in millions)	2016	2015	2014	2016	2015
Research and development	$4,366	$4,285	$3,297	2%	30%
as a percent of net revenues	17%	19%	17%
Acquired in-process research and development	$200	$150	$352	33%	(57)%

Research and Development (R&D) expenses in 2016 increased compared to 2015 principally due to increased funding to support the company’s emerging mid- and late-stage pipeline assets. These increases were partially offset by the following factors: (i) 2015 R&D expenses included a $350 million charge related to the purchase of a priority review voucher from a third party; (ii) development milestones decreased in 2016 to $80 million compared to $133 million in 2015; and (iii) 2015 results included restructuring charges of $32 million. Acquisition costs decreased in 2016 to $140 million compared to $152 million in 2015. In addition to the 2015 factors discussed above, R&D expense in 2014 included regulatory milestone payments of $40 million made to a collaboration partner for regulatory milestones related to the company's HCV program.
Acquired IPR&D expense in 2016 included charges of $200 million as a result of entering into various collaboration agreements. R&D expense in 2015 included a charge of $100 million as a result of entering into an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer's disease and other neurological disorders. Acquired IPR&D expense in 2014 included a charge of $275 million as a result of entering into a global collaboration with Infinity to develop and commercialize duvelisib, a treatment for patients with cancer. See Note 5 to the Consolidated Financial Statements for additional information regarding the C2N and Infinity agreements.
Other Operating Expenses
Other operating expenses in 2014 included a $750 million charge related to an R&D collaboration agreement entered into in September 2014 with Calico to discover, develop and commercialize new therapies for patients with age-related diseases.

2016 Form 10-K | 36

Other Non-Operating Expenses

	Years Ended December 31,
(in millions)	2016	2015	2014
Interest expense	$1,047	$719	$429
Interest income	(82)	(33)	(38)
Interest expense, net	$965	$686	$391

Net foreign exchange loss	$303	$193	$678
Other expense (income), net	232	13	(27)
Interest expense in 2016 increased due to the May 2015 issuance of $16.7 billion aggregate principal amount of senior notes, which were issued primarily to finance the acquisition of Pharmacyclics and the May 2016 issuance of $7.8 billion aggregate principal amount of senior notes, which were issued primarily to finance the acquisition of Stemcentrx and to repay an outstanding term loan. Additionally, interest expense in 2016 included a debt extinguishment charge of $39 million related to the 1.75% senior notes redemption. These increases were partially offset by the absence of bridge financing-related costs of $86 million in 2015 incurred in connection with the acquisition of Pharmacyclics. Interest income in 2016 increased due to growth in the company’s investment securities. Interest expense, net in 2015 increased due to the May 2015 issuance of $16.7 billion aggregate principal amount of senior notes. Interest expense, net in 2014 included $141 million of financing related fees incurred in connection with the terminated proposed combination with Shire.
Net foreign exchange loss in 2016 included losses totaling $298 million related to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. See Note 10 to the Consolidated Financial Statements for additional information regarding the Venezuelan devaluation. Net foreign exchange loss in 2015 included losses of $170 million to complete the liquidation of the company’s remaining foreign currency positions related to the terminated proposed combination with Shire. In 2014, AbbVie entered into certain undesignated forward contracts to hedge the then anticipated foreign currency cash outflows associated with the then proposed combination with Shire. Net foreign exchange loss in 2014 included losses of $666 million associated with the Shire-related forward contracts.
Other expense, net in 2016 included a charge of $228 million related to the change in fair value of the BI and Stemcentrx contingent consideration liabilities. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates and other market-based factors. In 2016, the change in fair value represented mainly the passage of time, as increases to the BI contingent consideration liability due to higher probabilities of success were fully offset by the effects of rising interest rates and changes in other market-based assumptions. See Note 5 to the Consolidated Financial Statements for additional information regarding the acquisitions of Stemcentrx and BI compounds. Other expense, net for 2015 included impairment charges totaling $36 million related to certain of the company's equity investment securities. Other expense, net in 2014 primarily consisted of income of $34 million from the resolution of a contractual agreement.
Income Tax Expense
The effective income tax rate was 24% in 2016, 23% in 2015 and 25% in 2014. The effective tax rate in each period differed from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, business development activities and the cost of repatriation decisions. The increase in the effective tax rate for 2016 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including acquisitions and collaborations. The effective tax rate in 2016 included additional expense of $187 million related to the recognition of the tax effect of regulations issued by the Internal Revenue Service on December 7, 2016 that changed the determination of the U.S. taxability of foreign currency gains and losses related to certain foreign operations. The effective income tax rate in 2015 included a tax benefit of $103 million from a reduction of state valuation allowances. The effective income tax rate in 2014 included state valuation allowances of $129 million and additional expenses of $129 million related to the Branded Prescription Drug Fee, which is non-deductible.

37 | 2016 Form 10-K

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2016	2015	2014
Cash flows provided by/(used in):
Operating activities	$7,041	$7,535	$3,549
Investing activities	(6,074)	(12,936)	(926)
Financing activities	(3,928)	5,752	(3,293)

Cash flows provided by operations in 2016 was $7.0 billion compared to $7.5 billion in 2015. Operating cash flows in 2016 reflected improved results of operations resulting from revenue growth and an improvement in operating margin, offset by income tax payments. Cash provided by operating activities also reflected AbbVie's voluntary contributions, primarily to its domestic defined benefit plans of $150 million in 2016, $150 million in 2015 and $370 million in 2014. AbbVie also made a voluntary contribution of $150 million to this plan subsequent to December 31, 2016. AbbVie paid $350 million to purchase a priority review voucher from a third party in 2015. Cash flows provided by operations in 2015 was $7.5 billion compared to $3.5 billion in 2014. The increase was primarily due to improved results of operations due to revenue growth and an improvement in operating margin as well as the absence of after-tax transaction and financing-related and other costs of $1.8 billion incurred in connection with the termination of the proposed combination with Shire, including net foreign exchange losses related to the settlement of undesignated forward contracts used to hedge anticipated foreign currency cash flows and the exit of certain foreign currency positions. Realized excess tax benefits associated with stock-based compensation totaled $55 million in 2016, $61 million in 2015 and $56 million in 2014 and were presented in the Consolidated Statements of Cash Flows as an outflow within the operating section and an inflow within the financing section.
Investing cash flows in 2016 primarily included $1.9 billion cash consideration paid to acquire Stemcentrx in June 2016, $595 million upfront payment to acquire certain rights from BI in April 2016 and net purchases of investment securities totaling $3.0 billion. Investing activities in 2015 primarily included the $11.5 billion cash consideration paid to acquire Pharmacyclics in May 2015 (net of cash acquired of $877 million). Investing activities in 2015 also included cash outflows related to other acquisitions and investments of $964 million, including a $500 million payment to Calico, $100 million related to an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer's disease and other neurological disorders and $130 million paid to Infinity due to the achievement of a development milestone under the collaboration agreement. Investing activities in 2014 included cash outflows related to other acquisitions and investments totaling $622 million, including $275 million paid to Infinity and $250 million paid to Calico. Cash flows from investing activities in 2016, 2015 and 2014 also reflected capital expenditures. AbbVie incurred additional expenditures in 2014 to purchase a manufacturing facility and in 2015 to build a new biologics facility on that site.
In 2016 and 2015, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $377 million as of December 31, 2016 and $400 million as of December 31, 2015. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed. In November 2016, the company issued €3.6 billion aggregate principal amount of unsecured senior Euro notes. The company used the proceeds to redeem $4.0 billion aggregate principal amount of 1.75% senior notes due to mature in November 2017. In connection with the offering, AbbVie incurred $17 million of issuance costs. In May 2016, the company issued $7.8 billion aggregate principal amount of senior notes. Approximately $2.0 billion of the net proceeds were used to repay an outstanding term loan that was due to mature in November 2016, approximately $1.9 billion of the net proceeds were used to finance the acquisition of Stemcentrx and approximately $3.8 billion of the net proceeds were used to finance an ASR. See Note 12 to the Consolidated Financial Statements for additional information on the ASR transactions. In connection with the May 2016 issuance of senior notes, AbbVie incurred $52 million of issuance costs.
In May 2015, the company issued $16.7 billion aggregate principal amount of unsecured senior notes. Approximately $11.5 billion of the net proceeds were used to finance the acquisition of Pharmacyclics and $5.0 billion of the net proceeds were used to finance an ASR. In 2015 the company paid $86 million of costs relating to an $18.0 billion, 364-Day Bridge Term Loan Credit Agreement (the bridge loan) as well as $93 million of costs relating to the May 2015 issuance of senior notes. No amounts were drawn under the bridge loan, which was terminated as a result of the issuance of the senior notes. In September 2015, AbbVie entered into a three-year $2.0 billion term loan credit facility and a 364-day $2.0 billion term loan credit facility. In November 2015, AbbVie drew on these term facilities and used the proceeds to refinance its $4.0 billion of senior notes that matured in 2015.
Cash dividend payments totaled $3.7 billion in 2016 and $3.3 billion in 2015. The increase in cash dividend payments was primarily due to an increase in the dividend rate. On October 28, 2016, AbbVie announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.57 per share to $0.64 per share beginning with the

2016 Form 10-K | 38

dividend payable on February 15, 2017 to stockholders of record as of January 13, 2017. This reflects an increase of approximately 12% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
In addition to the ASRs, the company repurchased approximately 34 million shares for $2.1 billion in the open market in 2016 and approximately 46 million shares for $2.8 billion in the open market in 2015. Purchases of AbbVie shares under this program may be made from time to time at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie's remaining stock repurchase authorization was $36 million as of December 31, 2016. See Note 12 to the Consolidated Financial Statements for additional information related to the ASR. On February 16, 2017, AbbVie's board of directors authorized a $5.0 billion increase to AbbVie's existing stock repurchase program. The stock repurchase authorization permits shares to be repurchased in open market or private transactions, has no time limit and may be discontinued at any time.
Cash and equivalents were also negatively impacted by net unfavorable exchange rate changes totaling $338 million in 2016 and $300 million in 2015. The unfavorable exchange rate changes in 2016 were primarily due to the devaluation of AbbVie's net monetary assets denominated in the Venezuelan bolivar. The unfavorable exchange rate changes in 2015 were principally due to the weakening of the Euro and other foreign currencies on the translation of the company's Euro-denominated assets and cash denominated in foreign currencies. While a significant portion of cash and equivalents at December 31, 2016 are considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at December 31, 2016 has been reinvested indefinitely.
Credit Risk
AbbVie monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. AbbVie regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. AbbVie establishes an allowance against accounts receivable when it is probable they will not be collected. AbbVie also monitors the potential for and periodically has utilized factoring arrangements to mitigate credit risk although the receivables included in such arrangements have historically not been a significant amount of total outstanding receivables.
AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, that have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie's trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding net governmental receivables in these countries totaled $244 million as of December 31, 2016 and $525 million at December 31, 2015. The company also continues to do business with foreign governments in certain oil-exporting countries, which have recently experienced a deterioration in economic conditions, including Saudi Arabia and Russia. Outstanding net governmental receivables were $122 million related to Saudi Arabia and $110 million related to Russia as of December 31, 2016. Due to oil market conditions in recent years, liquidity issues in certain countries may result in delays in the collection of receivables. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.
Currently, AbbVie does not believe the economic conditions in oil-exporting countries will have a significant impact on the company's liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of December 31, 2016.

39 | 2016 Form 10-K

Credit Facility, Access to Capital and Credit Ratings
Credit Facility
AbbVie currently has a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2016, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were insignificant. There were no amounts outstanding under the credit facility as of December 31, 2016 and 2015.
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
Credit Ratings
On April 28, 2016, following the announcement of the proposed acquisition of Stemcentrx, S&P Global Ratings (S&P) lowered AbbVie’s corporate credit rating and senior unsecured debt rating to “A-” from “A”. AbbVie’s “A-1” short-term rating remained unchanged. S&P revised its ratings outlook to “stable” from “negative”. On June 1, 2016, Moody’s Investor Service downgraded AbbVie’s senior unsecured long-term rating to Baa2 from Baa1 and affirmed AbbVie’s Prime-2 short-term rating. There were no additional changes in the company’s credit ratings in 2016.
Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company's ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company's outstanding debt.
Contractual Obligations
The following table summarizes AbbVie's estimated contractual obligations as of December 31, 2016:

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Short-term borrowings	$377	$377	$—	$—	$—
Long-term debt and capital lease obligations, including current portion	37,077	25	7,503	5,562	23,987
Interest on long-term debt(a)	16,924	1,067	2,389	2,295	11,173
Future minimum non-cancelable operating lease commitments	974	131	222	172	449
Purchase obligations and other(b)	1,818	1,669	118	20	11
Other long-term liabilities(c) (d) (e)	5,159	540	437	837	3,345
Total	$62,329	$3,809	$10,669	$8,886	$38,965

(a)
Includes estimated future interest payments on long-term debt securities and capital lease obligations. Interest payments on debt are calculated for future periods using forecasted interest rates in effect at the end of 2016. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2016. See Note 9 to the Consolidated Financial Statements for additional information regarding the company's debt instruments and Note 10 for additional information on the interest rate agreements outstanding at December 31, 2016.

(b)	Includes the company's significant unconditional purchase obligations. These commitments do not exceed the company's projected requirements and are made in the normal course of business.

2016 Form 10-K | 40

(c)
Amounts less than one year includes a voluntary contribution of $150 million AbbVie made to its main domestic defined benefit plan subsequent to December 31, 2016. Amounts otherwise exclude pension and other post-employment benefits and related deferred compensation cash outflows. Timing of funding is uncertain and dependent on future movements in interest rates and investment returns, changes in laws and regulations and other variables. Also included in this amount are components of other long-term liabilities including restructuring. See Note 8 to the Consolidated Financial Statements for additional information on restructuring and Note 11 for additional information on the pension plan.

(d)
Excludes liabilities associated with the company's unrecognized tax benefits as it is not possible to reliably estimate the timing of the future cash outflows related to these liabilities. See Note 13 to the Consolidated Financial Statements for additional information on these unrecognized tax benefits.

(e)
Includes $4.2 billion of contingent consideration liabilities related to the acquisitions of Stemcentrx and BI compounds which are recorded at fair value on the consolidated balance sheet. Potential contingent consideration payments that exceed the fair value recorded on the consolidated balance sheet are not included in the table of contractual obligations. See Notes 5 and 10 to the Consolidated Financial Statements for additional information regarding these liabilities.

AbbVie enters into R&D collaboration arrangements with third parties that may require future milestone payments to third parties contingent upon the achievement of certain development, regulatory, or commercial milestones. Individually, these arrangements are insignificant in any one annual reporting period. However, if milestones for multiple products covered by these arrangements would happen to be reached in the same reporting period, the aggregate charge to expense could be material to the results of operations in that period. From a business perspective, the payments are viewed as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from product sales. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement. As a result, these potential payments are not included in the table of contractual obligations. See Note 5 to the Consolidated Financial Statements for additional information on these collaboration arrangements.
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
Rebates
AbbVie provides rebates to pharmacy benefit managers, state government Medicaid programs, insurance companies that administer Medicare drug plans, wholesalers, group purchasing organizations and other government agencies and private entities.
Rebate and chargeback accruals are recorded as a reduction to revenue in the period the related product is sold. Rebates and chargebacks totaled $10.8 billion in 2016, $8.6 billion in 2015 and $5.9 billion in 2014. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accrual for that rebate include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant.
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

41 | 2016 Form 10-K

records adjustments when rebate trends, rebate programs and contract terms, legislative changes, or other significant events indicate that a change in the reserve is appropriate. Historically, adjustments to rebate accruals have not been material to net earnings.
The following table is an analysis of the three largest rebate accruals and chargeback allowances, which comprise approximately 90% of the total consolidated rebate and chargebacks recorded as reductions to revenues in 2016. Remaining rebate provisions charged against gross revenues are not significant in the determination of operating earnings.

(in millions)	Medicaid and Medicare Rebates	Managed Care Rebates	Wholesaler Chargebacks
Balance at December 31, 2013	$667	$459	$212
Provisions	1,015	970	2,825
Payments	(970)	(953)	(2,784)
Balance at December 31, 2014	712	476	253
Provisions	1,716	2,215	3,866
Payments	(1,396)	(1,771)	(3,756)
Balance at December 31, 2015	1,032	920	363
Provisions	2,606	3,146	3,987
Payments	(2,471)	(2,899)	(3,967)
Balance at December 31, 2016	$1,167	$1,167	$383

Cash Discounts and Product Returns
Allowances for cash discounts and product returns, which totaled $964 million in 2016, $898 million in 2015 and $610 million in 2014, are recorded as a reduction to revenue in the same period the related product is sold. The reserve for cash discounts is readily determinable because the company's experience of payment history is fairly consistent. Product returns can be reliably estimated based on the company's historical return experience.
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

2016 Form 10-K | 42

The discount rate is selected based on current market rates on high-quality, fixed-income investments at December 31 each year. AbbVie employs a yield-curve approach for countries where a robust bond market exists. The yield curve is developed using high-quality bonds. The yield curve approach reflects the plans' specific cash flows (i.e. duration) in calculating the benefit obligations by applying the corresponding individual spot rates along the yield curve. Beginning in 2016, AbbVie also reflected the plans' specific cash flows and applied them to the corresponding individual spot rates along the yield curve in calculating the service cost and interest cost portions of expense. For other countries, AbbVie reviews various indices such as corporate bond and government bond benchmarks to estimate the discount rate. AbbVie's assumed discount rates have a significant effect on the amounts reported for defined benefit pension and other post-employment plans as of December 31, 2016. A 50 basis point change in the assumed discount rate would have had the following effects on AbbVie's calculation of net periodic benefit costs in 2017 and projected benefit obligations as of December 31, 2016:

	50 basis point
(in millions) (brackets denote a reduction)	Increase	Decrease
Defined benefit plans
Service and interest cost	$(50)	$54
Projected benefit obligation	(452)	511
Other post-employment plans
Service and interest cost	$(6)	$7
Projected benefit obligation	(51)	58

Effective December 31, 2015, AbbVie elected to change the method it uses to estimate the service and interest cost components of net periodic benefit costs. Historically, AbbVie estimated these service and interest cost components of this expense utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In late 2015, AbbVie elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. AbbVie elected to make this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. AbbVie has accounted for this change prospectively as a change in accounting estimate that is inseparable from a change in accounting principle. This change reduced AbbVie’s net periodic benefit cost by approximately $41 million in 2016. This change had no effect on the 2015 expense and will not affect the measurement of AbbVie’s total benefit obligations.
The expected long-term rate of return is based on the asset allocation, historical performance and the current view of expected future returns. AbbVie considers these inputs with a long-term focus to avoid short-term market influences. The current long-term rate of return on plan assets is supported by the historical performance of the trust's actual and target asset allocation. AbbVie's assumed expected long-term rate of return has a significant effect on the amounts reported for defined benefit pension plans as of December 31, 2016 and will be used in the calculation of net periodic benefit cost in 2017. A one percentage point change in assumed expected long-term rate of return on plan assets would increase or decrease the net period benefit cost of these plans in 2017 by $49 million.
The health care cost trend rate is selected by reviewing historical trends and current views on projected future health care cost increases. The current health care cost trend rate is supported by the historical trend experience of the plan. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans as of December 31, 2016 and will be used in the calculation of net periodic benefit cost in 2017. A one percentage point change in assumed health care cost trend rates would have the following effects on AbbVie's calculation of net periodic benefit costs in 2017 and the projected benefit obligation as of December 31, 2016:

	One percentage point
(in millions) (brackets denote a reduction)	Increase	Decrease
Service and interest cost	$21	$(17)
Projected benefit obligation	120	(95)

Income Taxes
AbbVie accounts for income taxes under the asset and liability method. Provisions for federal, state and foreign income taxes are calculated on reported pretax earnings based on current tax laws. Deferred taxes are provided using enacted tax rates on the future tax consequences of temporary differences, which are the differences between the financial statement

43 | 2016 Form 10-K

carrying amount of assets and liabilities and their respective tax bases and the tax benefits of carryforwards. A valuation allowance is established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized.
Litigation
The company is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. See Note 14 to the Consolidated Financial Statements for additional information. Loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. Accordingly, AbbVie is often initially unable to develop a best estimate of loss and therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.
Valuation of Goodwill and Intangible Assets
AbbVie has acquired and may continue to acquire significant intangible assets in connection with business combinations that AbbVie records at fair value. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the pharmaceuticals industry and valuations are usually based on a discounted cash flow analysis incorporating the stage of completion. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset until regulatory approval is obtained, at which time it is accounted for as a definite-lived asset and amortized over its estimated useful life, or discontinuation, at which point the intangible asset will be written off. IPR&D acquired in transactions that are not business combinations is expensed immediately, unless deemed to have an alternative future use. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life.
AbbVie reviews the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Goodwill and indefinite-lived intangible assets, which relate to IPR&D, are reviewed for impairment annually or when an event occurs that could result in an impairment. See Note 2 to the Consolidated Financial Statements for further information.
Annually, the company tests its goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. Some of the factors considered in the assessment include general macro-economic conditions, conditions specific to the industry and market, cost factors, which could have a significant effect on earnings or cash flows, the overall financial performance and whether there have been sustained declines in the company's share price. If the company concludes it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative impairment test is performed. AbbVie tests indefinite-lived intangible assets using a quantitative impairment test.
For its quantitative impairment tests, the company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are consistent with the company's business plans and a market participant's views of a company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the company's results of operations. Actual results may differ from the company's estimates.
Contingent Consideration
The fair value measurements of contingent consideration liabilities are determined as of the acquisition date based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products still in development. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Contingent consideration liabilities are revalued to fair value at each subsequent reporting date until the related contingency is resolved. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At December 31, 2016, a 50 basis point increase/decrease in the assumed discount

2016 Form 10-K | 44

rate would have decreased/increased the value of the contingent consideration liabilities by approximately $180 million. Additionally, at December 31, 2016, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $360 million.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for additional information on recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to risk that its earnings, cash flows and equity could be adversely impacted by changes in foreign exchange rates and interest rates. Certain derivative instruments are used when available on a cost-effective basis to hedge the company's underlying economic exposures. See Note 10 to the Consolidated Financial Statements for additional information regarding the company's financial instruments and hedging strategies.
Foreign Currency Risk
AbbVie's primary net foreign currency exposures are the Euro, Japanese yen and British pound. The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2016 and 2015:

	2016			2015
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/ (payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$5,544	1.078	$102	$5,880	1.103	$34
Japanese yen	935	111.6	39	853	120.9	(2)
British pound	611	1.303	35	163	1.496	1
All other currencies	1,693	n/a	11	1,387	n/a	8
Total	$8,783		$187	$8,283		$41

The company estimates that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $854 million at December 31, 2016. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts, which would be offset by gains on the underlying hedged items. A 10% appreciation is believed to be a reasonably possible near-term change in foreign currencies. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders' equity volatility relating to foreign exchange.
In November 2016, the company issued €3.6 billion aggregate principal amount of unsecured senior Euro notes, which are exposed to foreign currency risk. The company has designated these foreign currency denominated notes as hedges of its net investments in certain foreign subsidiaries and affiliates. As a result, any foreign currency translation gains or losses related to the Euro notes will be included in accumulated other comprehensive income. See Note 9 to the Consolidated Financial Statements for additional information related to the senior Euro note issuance and Note 10 to the Consolidated Financial Statements for additional information related to the net investment hedging program.
The functional currency of the company’s Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. At December 31, 2015, there were three legal exchange mechanisms administered by the Venezuelan government. These were the official rate of 6.3 Venezuelan bolivars (VEF) per U.S. dollar, the Supplementary System for the Administration of Foreign Currency (SICAD) rate of approximately 13.5 VEF per U.S. dollar and the Foreign Exchange Marginal System (SIMADI) rate of approximately 200. Effective March 10, 2016, the Venezuelan government devalued the official rate of 6.3 to 10 VEF per U.S. dollar, eliminated the SICAD rate and replaced SIMADI with a new exchange mechanism, Divisa Complementaria (DICOM). As of December 31, 2016, the DICOM rate was approximately 673 VEF per U.S. dollar.

45 | 2016 Form 10-K

During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the DICOM rate. Therefore, during the first quarter of 2016, AbbVie recorded a charge of $298 million to net foreign exchange loss to revalue its bolivar-denominated net monetary assets using the DICOM rate then in effect of approximately 270 VEF per U.S. dollar. As of December 31, 2016, AbbVie’s net monetary assets in Venezuela were insignificant.
Interest Rate Risk
The company estimates that an increase in interest rates of 100 basis points would adversely impact the fair value of AbbVie's interest rate swap contracts by approximately $649 million at December 31, 2016. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $2.3 billion at December 31, 2016. A 100 basis point change is believed to be a reasonably possible near-term change in interest rates.
Market Price Risk
AbbVie’s debt securities investment portfolio (the portfolio) is its main exposure to market price risk. The portfolio is subject to changes in fair value as a result of interest rate fluctuations and other market factors. It is AbbVie’s policy to mitigate market price risk by maintaining a diversified portfolio that limits the amount of exposure to a particular issuer and security type while placing limits on the amount of time to maturity. AbbVie’s investment policy limits investments to investment grade credit ratings. The company estimates that an increase in interest rates of 100 basis points would decrease the fair value of the portfolio by approximately $33 million as of December 31, 2016. If the portfolio were to be liquidated, the fair value reduction would affect the income statement in the period sold.

AbbVie also holds equity securities in other pharmaceutical and biotechnology companies that are traded on public stock exchanges. A hypothetical 20% decrease in the share prices of these investments would decrease the fair value of these investments by $15 million as of December 31, 2016. A 20% decrease is believed to be a reasonably possible near-term change in share prices.
Non-Publicly Traded Equity Securities
AbbVie holds equity securities in other pharmaceutical and biotechnology companies that are not traded on public stock exchanges. The carrying value of these investments was $42 million as of December 31, 2016 and $33 million as of December 31, 2015. AbbVie monitors these investments for other than temporary declines in market value and charges impairment losses to net earnings when an other than temporary decline in estimated value occurs. In 2016, impairment charges recorded were insignificant. In 2015, AbbVie recorded impairment charges totaling $36 million related to certain of the company's investments in non-publicly traded equity securities.

2016 Form 10-K | 46

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

47 | 2016 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2016	2015	2014
Net revenues	$25,638	$22,859	$19,960

Cost of products sold	5,833	4,500	4,426
Selling, general and administrative	5,855	6,387	7,724
Research and development	4,366	4,285	3,297
Acquired in-process research and development	200	150	352
Other expense	—	—	750
Total operating costs and expenses	16,254	15,322	16,549
Operating earnings	9,384	7,537	3,411

Interest expense, net	965	686	391
Net foreign exchange loss	303	193	678
Other expense (income), net	232	13	(27)
Earnings before income tax expense	7,884	6,645	2,369
Income tax expense	1,931	1,501	595
Net earnings	$5,953	$5,144	$1,774

Per share data
Basic earnings per share	$3.65	$3.15	$1.11
Diluted earnings per share	$3.63	$3.13	$1.10
Cash dividends declared per common share	$2.35	$2.10	$1.75

Weighted-average basic shares outstanding	1,622	1,625	1,595
Weighted-average diluted shares outstanding	1,631	1,637	1,610

The accompanying notes are an integral part of these consolidated financial statements.

2016 Form 10-K | 48

AbbVie Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

years ended December 31 (in millions)	2016	2015	2014
Net earnings	$5,953	$5,144	$1,774

Foreign currency translation adjustments, net of tax expense (benefit) of $(31) in 2016, $(139) in 2015 and $(158) in 2014	(165)	(667)	(1,073)
Net investment hedging activities, net of tax expense (benefit) of $79 in 2016, $— in 2015 and $— in 2014	140	—	—
Pension and post-employment benefits, net of tax expense (benefit) of $(75) in 2016, $96 in 2015 and $(351) in 2014	(135)	230	(781)
Unrealized gains (losses) on marketable securities, net of tax expense (benefit) of $(11) in 2016, $22 in 2015 and $1 in 2014	(1)	44	1
Cash flow hedging activities, net of tax expense (benefit) of $18 in 2016, $(6) in 2015 and $8 in 2014	136	(137)	264
Other comprehensive loss	(25)	(530)	(1,589)
Comprehensive income	$5,928	$4,614	$185

The accompanying notes are an integral part of these consolidated financial statements.

49 | 2016 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Balance Sheets

as of December 31 (in millions, except share data)	2016	2015
Assets
Current assets
Cash and equivalents	$5,100	$8,399
Short-term investments	1,323	8
Accounts receivable, net	4,758	4,730
Inventories	1,444	1,719
Prepaid expenses and other	3,562	1,458
Total current assets	16,187	16,314

Investments	1,783	145
Property and equipment, net	2,604	2,565
Intangible assets, net	28,897	19,709
Goodwill	15,416	13,168
Other assets	1,212	1,149
Total assets	$66,099	$53,050

Liabilities and Equity
Current liabilities
Short-term borrowings	$377	$406
Current portion of long-term debt and lease obligations	25	2,025
Accounts payable and accrued liabilities	9,379	8,463
Total current liabilities	9,781	10,894

Long-term debt and lease obligations	36,440	29,240
Deferred income taxes	6,890	5,276
Other long-term liabilities	8,352	3,695

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,754,900,486 shares issued as of December 31, 2016 and 1,749,027,140 as of December 31, 2015.	18	17
Common stock held in treasury, at cost, 162,387,762 shares as of December 31, 2016 and 139,134,205 shares as of December 31, 2015.	(10,852)	(8,839)
Additional paid-in-capital	13,678	13,080
Retained earnings	4,378	2,248
Accumulated other comprehensive loss	(2,586)	(2,561)
Total stockholders’ equity	4,636	3,945

Total liabilities and equity	$66,099	$53,050

   The accompanying notes are an integral part of these consolidated financial statements.

2016 Form 10-K | 50

AbbVie Inc. and Subsidiaries
Consolidated Statements of Equity

years ended December 31 (in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2013	1,587	$16	$(320)	$3,671	$1,567	$(442)	$4,492
Net earnings	—	—	—	—	1,774	—	1,774
Other comprehensive loss, net of tax	—	—	—	—	—	(1,589)	(1,589)
Dividends declared	—	—	—	—	(2,806)	—	(2,806)
Purchases of treasury stock	(9)	—	(665)	—	—	—	(665)
Stock-based compensation plans and other	13	—	13	523	—	—	536
Balance at December 31, 2014	1,591	16	(972)	4,194	535	(2,031)	1,742
Net earnings	—	—	—	—	5,144	—	5,144
Other comprehensive loss, net of tax	—	—	—	—	—	(530)	(530)
Dividends declared	—	—	—	—	(3,431)	—	(3,431)
Common shares issued to Pharmacyclics stockholders	128	1	—	8,404	—	—	8,405
Purchases of treasury stock	(119)	—	(7,886)	—	—	—	(7,886)
Stock-based compensation plans and other	10	—	19	482	—	—	501
Balance at December 31, 2015	1,610	17	(8,839)	13,080	2,248	(2,561)	3,945
Net earnings	—	—	—	—	5,953	—	5,953
Other comprehensive loss, net of tax	—	—	—	—	—	(25)	(25)
Dividends declared	—	—	—	—	(3,823)	—	(3,823)
Common shares issued to Stemcentrx stockholders	63	—	3,958	(35)	—	—	3,923
Purchases of treasury stock	(94)	—	(6,018)	—	—	—	(6,018)
Stock-based compensation plans and other	14	1	47	633	—	—	681
Balance at December 31, 2016	1,593	$18	$(10,852)	$13,678	$4,378	$(2,586)	$4,636

The accompanying notes are an integral part of these consolidated financial statements.

51 | 2016 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Cash Flows

years ended December 31 (in millions) (brackets denote cash outflows)	2016	2015	2014
Cash flows from operating activities
Net earnings	$5,953	$5,144	$1,774
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	425	417	383
Amortization of intangible assets	764	419	403
Change in fair value of contingent consideration	228	—	—
Stock-based compensation	353	282	241
Upfront costs and milestones related to collaborations	280	280	1,102
Devaluation loss related to Venezuela	298	—	—
Other, net	429	489	434
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(71)	(1,076)	(172)
Inventories	(38)	(434)	(203)
Prepaid expenses and other assets	(393)	511	(220)
Accounts payable and other liabilities	(1,187)	1,503	(193)
Cash flows from operating activities	7,041	7,535	3,549	(a)

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(2,495)	(11,488)	—
Other acquisitions and investments	(262)	(964)	(622)
Acquisitions of property and equipment	(479)	(532)	(612)
Purchases of investment securities	(5,315)	(851)	(1,169)
Sales and maturities of investment securities	2,359	899	1,477
Other	118	—	—
Cash flows from investing activities	(6,074)	(12,936)	(926)

Cash flows from financing activities
Net change in short-term borrowings	(29)	(19)	12
Proceeds from issuance of long-term debt	11,627	20,660	—
Repayments of long-term debt and lease obligations	(6,010)	(4,018)	(17)
Debt issuance cost	(69)	(182)	(141)
Dividends paid	(3,717)	(3,294)	(2,661)
Purchases of treasury stock	(6,033)	(7,586)	(665)
Proceeds from the exercise of stock options	268	155	232
Other, net	35	36	(53)
Cash flows from financing activities	(3,928)	5,752	(3,293)
Effect of exchange rate changes on cash and equivalents	(338)	(300)	(577)
Net increase (decrease) in cash and equivalents	(3,299)	51	(1,247)
Cash and equivalents, beginning of year	8,399	8,348	9,595

Cash and equivalents, end of year	$5,100	$8,399	$8,348

Other supplemental information
Interest paid, net of portion capitalized	$986	$536	$419
Income taxes paid	3,563	1,108	498
Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	3,923	8,405	—

(a)
Cash flows from operating activities included the impact of transaction and financing-related and other costs incurred in connection with the terminated proposed combination with Shire plc. See Note 5 for additional information.

   The accompanying notes are an integral part of these consolidated financial statements.

2016 Form 10-K | 52

AbbVie Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 Background and Basis of Presentation

Background
The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacture and sale of a broad line of pharmaceutical products. AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Substantially all of AbbVie's net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to customers or through distributors, depending on the market served.
AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100% of the outstanding common stock of AbbVie to Abbott's shareholders. AbbVie incurred separation-related expenses of $270 million in 2015 and $445 million in 2014, which were principally classified in selling, general and administrative expenses (SG&A) in the consolidated statements of earnings. These charges principally related to information technology, legal and regulatory fees.

Basis of Historical Presentation

For a certain portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and satisfy other regulatory requirements in certain countries. Under the terms of the separation agreement with Abbott, AbbVie was responsible for the business activities conducted by Abbott on its behalf and was subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in AbbVie’s consolidated financial statements as of and for the years ended December 31, 2016, 2015 and 2014. Net revenues related to these operations were insignificant in 2016, $213 million in 2015 and $282 million in 2014. All of these operations have been transferred to AbbVie as of December 31, 2016.
Note 2 Summary of Significant Accounting Policies

Use of Estimates
The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for rebates, pension and post-employment benefits, income taxes, litigation, valuation of intangible assets and goodwill, contingent consideration liabilities, financial instruments and inventory and accounts receivable exposures.
Basis of Consolidation
The consolidated financial statements as of and for the years ended December 31, 2016 and 2015 include the accounts of AbbVie and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, where AbbVie is determined to be the primary beneficiary. Investments in companies over which AbbVie has a significant influence but not a controlling interest are accounted for using the equity method with AbbVie's share of earnings or losses reported in other expense (income), net in the consolidated statements of earnings. All other investments are generally accounted for using the cost method. Intercompany balances and transactions are eliminated.
Certain reclassifications have been made to conform the prior period consolidated financial statements to the current period presentation.
Revenue Recognition
AbbVie recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability of the sales price is reasonably assured. Revenue from product sales is recognized when title and risk of loss have passed to the customer. Provisions for discounts, rebates, sales incentives to customers, returns and other adjustments are provided for in the period the related revenues are recorded. Rebate amounts are typically

53 | 2016 Form 10-K

based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accrual include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant. Sales incentives to customers are insignificant. Historical data is readily available and reliable and is used for estimating the amount of the reduction in gross revenues. Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer's normal requirements are recorded when the conditions noted above are met. In those situations, management records a returns reserve for such revenue, if necessary. Sales of product rights for marketable products are recorded as revenue upon disposition of the rights.
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
Collaborations and Other Arrangements
The company enters into collaborative agreements with third parties to develop and commercialize drug candidates. Collaborative activities may include joint research and development and commercialization of new products. AbbVie generally receives certain licensing rights under these arrangements. These collaborations often require upfront payments and may include additional milestone, research and development cost sharing, royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development and commercialization. Upfront payments associated with collaborative arrangements during the development stage are expensed to acquired in-process research and development (IPR&D) expenses in the consolidated statements of earnings. Subsequent payments made to the partner for the achievement of milestones during the development stage are expensed to R&D expense in the consolidated statements of earnings when the milestone is achieved. Milestone payments made to the partner subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the estimated useful life of the related asset. Royalties are expensed to cost of products sold in the consolidated statements of earnings when incurred.
Advertising
Costs associated with advertising are expensed as incurred and are included in SG&A expenses in the consolidated statements of earnings. Advertising expenses were $764 million in 2016, $704 million in 2015 and $665 million in 2014.
Pension and Other Post-Employment Benefits
AbbVie records annual expenses relating to its defined benefit pension and other post-employment plans based on calculations which utilize various actuarial assumptions, including discount rates, rates of return on assets, compensation increases, turnover rates and health care cost trend rates. AbbVie reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Actuarial gains and losses are deferred in accumulated other comprehensive loss (AOCI), net of tax and are amortized over the remaining service attribution periods of the employees under the corridor method. Differences between the expected long-term return on plan assets and the actual annual return are amortized to net periodic benefit cost over a five-year period.
Income Taxes
Income taxes are accounted for under the asset and liability method. Provisions for federal, state and foreign income taxes are calculated on reported pretax earnings based on current tax laws. Deferred taxes are provided using enacted tax rates on the future tax consequences of temporary differences, which are the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and the tax benefits of carryforwards. A valuation allowance is established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized.
Cash and Equivalents
Cash and equivalents include money market funds and time deposits with original maturities of three months or less.
Investments
Investments consist primarily of time deposits, marketable debt securities, held-to-maturity debt securities and equity securities. Investments in marketable securities are classified as available-for-sale and are recorded at fair value with any

2016 Form 10-K | 54

unrealized holding gains or losses, net of tax, included in AOCI on the consolidated balance sheets. Investments in equity securities that are not traded on public stock exchanges and held-to-maturity debt securities are recorded at cost.
AbbVie periodically assesses its investment securities for other-than-temporary impairment losses. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, intent to sell, or whether AbbVie will more likely than not be required to sell the security before recovery of its amortized cost basis. AbbVie also considers industry factors and general market trends. When AbbVie determines that an other than temporary decline has occurred, a cost basis investment is written down with a charge to other expense (income), net in the consolidated statements of earnings and an available-for-sale investment's unrealized loss is reclassified from AOCI to other expense (income), net in the consolidated statements of earnings. Realized gains and losses on sales of investments are computed using the first-in, first-out method adjusted for any other-than-temporary declines in fair value that were recorded in net earnings.
Accounts Receivable
Accounts receivable are stated at their net realizable value. The allowance against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Accounts receivable are written off after all reasonable means to collect the full amount (including litigation, where appropriate) have been exhausted. The allowance was $72 million at December 31, 2016 and $78 million at December 31, 2015.
Inventories
Inventories are valued at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Inventories consisted of the following:

as of December 31 (in millions)	2016	2015
Finished goods	$223	$469
Work-in-process	1,080	1,081
Raw materials	141	169
Inventories	$1,444	$1,719
Property and Equipment

as of December 31 (in millions)	2016	2015
Land	$46	$46
Buildings	1,344	1,284
Equipment	5,726	5,656
Construction in progress	410	348
Property and equipment, gross	7,526	7,334
Less accumulated depreciation	(4,922)	(4,769)
Property and equipment, net	$2,604	$2,565

Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful life for buildings ranges from 10 to 50 years. Buildings include leasehold improvements which are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. The estimated useful life for equipment ranges from 3 to 20 years. Equipment includes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use and is amortized over 3 to 10 years. Depreciation expense was $425 million in 2016, $417 million in 2015 and $383 million in 2014. Assets related to capital leases were insignificant at December 31, 2016 and 2015.
Litigation and Contingencies
Loss contingency provisions are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. When a best estimate cannot be made, the minimum loss contingency amount in a probable range is recorded. Legal fees are expensed as incurred. AbbVie accrues for product liability

55 | 2016 Form 10-K

claims, on an undiscounted basis. The liabilities are evaluated quarterly and adjusted if necessary as additional information becomes available. Receivables for insurance recoveries, if any, for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized.
Business Combinations
AbbVie utilizes the acquisition method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in AbbVie's results of operations beginning on the respective acquisition dates and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liabilities are recognized in other expense (income), net in the consolidated statements of earnings. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time generally not to exceed twelve months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.
Goodwill and Intangible Assets
Intangible assets acquired in a business combination are recorded at fair value using a discounted cash flow model. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital and terminal values of market participants. Definite-lived intangibles are amortized over their estimated useful lives using the estimated pattern of economic benefit. AbbVie reviews the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. AbbVie first compares the projected undiscounted cash flows to be generated by the asset to its carrying value. If the undiscounted cash flows of an intangible asset are less than the carrying value, the intangible asset is written down to its fair value. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest level for which cash flows are largely independent of the cash flows of other assets and liabilities.
Goodwill and indefinite-lived assets are not amortized, but are subject to an impairment review annually and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. An impairment of Indefinite-lived intangible assets, which consist of capitalized IPR&D, would occur if the fair value of the IPR&D intangible asset is less than the carrying amount.
The company tests its goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the company concludes it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative impairment test is performed. AbbVie tests indefinite-lived intangible assets using a quantitative impairment test. For its quantitative impairment tests, the company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, future foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are consistent with the company's business plans and a market participant's views of a company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the company's results of operations. Actual results may differ from the company's estimates.
Acquired In-Process Research and Development
In an asset acquisition, the initial costs of rights to IPR&D projects acquired are expensed as IPR&D in the consolidated statements of earnings unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development collaboration agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical products. In a business combination, the fair value of IPR&D projects acquired are capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a definite-lived intangible asset, or discontinuation, at which point the intangible asset will be written off. R&D costs incurred after the acquisition are expensed as incurred.

Foreign Currency Translation
Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in other comprehensive (loss) income (OCI) in the consolidated statements of comprehensive income. The net assets of subsidiaries in highly inflationary economies are

2016 Form 10-K | 56

remeasured as if the functional currency were the reporting currency. The remeasurement is recognized in net foreign exchange loss in the consolidated statements of earnings.
Derivatives
All derivative instruments are recognized as either assets or liabilities at fair value on the consolidated balance sheets and are classified as current or long-term based on the scheduled maturity of the instrument.
For derivatives formally designated as hedges, the company assesses at inception and quarterly thereafter, whether the hedging derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. The changes in fair value of a derivative designated as a fair value hedge and of the hedged item attributable to the hedged risk are recognized in earnings immediately. The effective portions of changes in the fair value of a derivative designated as a cash flow hedge are reported in AOCI and are subsequently recognized in earnings consistent with the underlying hedged item. If it is determined that a derivative is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If a hedged forecasted transaction becomes probable of not occurring, any gains or losses are reclassified from AOCI to earnings. Derivatives that are not designated as hedges are adjusted to fair value through current earnings.
The company also uses derivative instruments or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. Realized and unrealized gains and losses from these hedges are included in AOCI.
Derivative cash flows, with the exception of net investment hedges, are principally classified in the operating section of the consolidated statements of cash flows, consistent with the underlying hedged item. Cash flows related to net investment hedges are classified in the investing section of the consolidated statements of cash flows.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-9, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The amendments in this standard supersede most current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) modified retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. This standard will be effective for AbbVie starting with the first quarter of 2018. Early application is permitted only for annual reporting periods beginning starting with the first quarter of 2017. AbbVie will adopt the standard effective the first quarter of 2018 and apply the amendments using the modified retrospective method. AbbVie's revenues are primarily comprised of product sales. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under the new guidance, excess tax benefits associated with share-based awards will be recognized in the statement of earnings when the awards vest or settle, rather than in stockholders’ equity. The standard also permits entities to make a policy election to account for forfeitures as they occur and clarifies the statement of cash flows presentation for certain components of share-based awards. AbbVie will adopt the standard effective the first quarter of 2017 with any adjustments reflected as of the beginning of the fiscal year of adoption. AbbVie cannot predict the

57 | 2016 Form 10-K

impact of adopting this standard as it will be dependent upon several unknown factors including when employees exercise stock options and the company's stock price at settlement date. However, based on historical trends, AbbVie does not believe the adoption will have a material impact on the company's consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard changes how credit losses are measured for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, the standard requires the use of a new forward-looking "expected credit loss" model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The standard additionally requires new disclosures and will be effective for AbbVie starting with the first quarter of 2020. Early adoption beginning in the first quarter of 2019 is permitted. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact to retained earnings as of the beginning of the fiscal year of adoption. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The new standard requires entities to recognize the income tax consequences of an intercompany transfer of an asset other than inventory when the transfer occurs. Under current U.S. GAAP, the income tax consequences of these intercompany asset transfers are deferred until the asset is sold to a third party or otherwise recovered through use. The standard will be effective for AbbVie starting with the first quarter of 2018. Early adoption is permitted as of the beginning of an annual period. Adjustments for this update are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings with any adjustments reflected as of the beginning of the fiscal year of adoption. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements. As of December 31, 2016, AbbVie had approximately $1.9 billion of prepaid income tax assets that will be affected by this standard, of which $1.4 billion was included in prepaid expenses and other on the consolidated balance sheet.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard provides clarifying guidance to assist in the evaluation of whether transactions are treated as business combinations or asset acquisitions. AbbVie will early adopt the standard starting with the first quarter of 2017. The ASU will be applied prospectively to any transactions occurring after adoption.

2016 Form 10-K | 58

Note 3 Supplemental Financial Information

Interest Expense, Net

years ended December 31 (in millions)	2016	2015	2014
Interest expense	$1,047	$719	$429
Interest income	(82)	(33)	(38)
Interest expense, net	$965	$686	$391

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2016	2015
Sales rebates	$2,887	$2,355
Accounts payable	1,407	1,597
Dividends payable	1,028	924
Salaries, wages and commissions	644	632
Royalty and license arrangements	434	411
Other	2,979	2,544
Accounts payable and accrued liabilities	$9,379	$8,463

Other Long-Term Liabilities

as of December 31 (in millions)	2016	2015
Contingent consideration	$3,941	$—
Pension and other post-employment benefits	2,085	1,949
Liabilities for unrecognized tax benefits	1,166	902
Other	1,160	844
Other long-term liabilities	$8,352	$3,695
Note 4 Earnings Per Share

AbbVie grants certain shares of restricted stock awards (RSAs) and restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.

59 | 2016 Form 10-K

The following table summarizes the impact of the two-class method:

	Years ended December 31,
(in millions, except per share information)	2016	2015	2014
Basic EPS
Net earnings	$5,953	$5,144	$1,774
Earnings allocated to participating securities	30	26	9
Earnings available to common shareholders	$5,923	$5,118	$1,765
Weighted-average basic shares outstanding	1,622	1,625	1,595
Basic earnings per share	$3.65	$3.15	$1.11

Diluted EPS
Net earnings	$5,953	$5,144	$1,774
Earnings allocated to participating securities	30	26	9
Earnings available to common shareholders	$5,923	$5,118	$1,765
Weighted-average shares of common stock outstanding	1,622	1,625	1,595
Effect of dilutive securities	9	12	15
Weighted-average diluted shares outstanding	1,631	1,637	1,610
Diluted earnings per share	$3.63	$3.13	$1.10
As further described in Note 12, in both 2016 and 2015, AbbVie entered into and executed an accelerated share repurchase agreement (ASR) with third party financial institutions. For purposes of calculating EPS, AbbVie reflected the ASR as a repurchase of AbbVie common stock in the relevant periods.
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 5 Licensing, Acquisitions and Other Arrangements

Acquisition of Stemcentrx

On June 1, 2016, AbbVie acquired all of the outstanding equity interests in Stemcentrx, a privately-held biotechnology company. The transaction expands AbbVie’s oncology pipeline by adding the late-stage asset rovalpituzumab tesirine (Rova-T), four additional early-stage clinical compounds in solid tumor indications and a significant portfolio of pre-clinical assets. Rova-T is currently in registrational trials for small cell lung cancer.

The acquisition of Stemcentrx has been accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Stemcentrx consisted of approximately 62.4 million shares of AbbVie common stock, issued from common stock held in treasury, and cash. AbbVie may make up to $4.0 billion in additional payments upon the achievement of certain development and regulatory milestones. The acquisition-date fair value of this contingent consideration totaled $620 million and was estimated using a combination of probability-weighted discounted cash flow models and Monte Carlo simulation models. The estimate was based on significant inputs that are not observable in the market, referred to as Level 3 inputs, as described in more detail in Note 10. The following table summarizes total consideration:

(in millions)
Cash	$1,883
Fair value of AbbVie common stock	3,923
Contingent consideration	620
Total consideration	$6,426

2016 Form 10-K | 60

The following table summarizes fair values of assets acquired and liabilities assumed as of the June 1, 2016 acquisition date:

(in millions)
Assets acquired and liabilities assumed
Accounts receivable	$1
Prepaid expenses and other	7
Property and equipment	17
Intangible assets - Indefinite-lived research and development	6,100
Accounts payable and accrued liabilities	(31)
Deferred income taxes	(1,933)
Other long-term liabilities	(7)
Total identifiable net assets	4,154
Goodwill	2,272
Total assets acquired and liabilities assumed	$6,426

Intangible assets related to IPR&D for Rova-T, four additional early-stage clinical compounds in solid tumor indications and several additional pre-clinical compounds. The estimated fair value of the acquired IPR&D was determined using the multi-period excess earnings model of the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated annual cash flows for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the regulatory approval probabilities, commercial success risks, competitive landscape, as well as other factors.

The goodwill recognized from the acquisition of Stemcentrx represents expected synergies, including the ability to: (i) leverage the respective strengths of each business; (ii) expand the combined company’s product portfolio; (iii) accelerate AbbVie's clinical and commercial presence in oncology; and (iv) establish a strong leadership position in oncology and was impacted by the establishment of a deferred tax liability for the acquired identifiable intangible assets which have no tax basis. The goodwill is not deductible for tax purposes.

Subsequent to the acquisition date, the company made certain measurement period adjustments including a refinement of the discount rate assumption, to increase the fair value of consideration transferred by $273 million and made measurement period adjustments to the preliminary purchase price allocation, including: (i) an increase to indefinite-lived research and development intangible assets of $330 million; (ii) an increase to deferred income tax liabilities of $78 million; and (iii) an increase to goodwill of $21 million. These measurement period adjustments have been reflected in the tables above. The company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. These adjustments did not have a significant impact on AbbVie's results of operations. In the fourth quarter of 2016, the company finalized its valuation of the acquisition date assets acquired and liabilities assumed.

Following the acquisition date, the operating results of Stemcentrx have been included in the company's financial statements. AbbVie’s consolidated statement of earnings for the year ended December 31, 2016 included no net revenues and an operating loss of $165 million associated with Stemcentrx's operations. This operating loss included $43 million of post-acquisition stock-based compensation expense for Stemcentrx options and excluded interest expense and certain acquisition costs.

61 | 2016 Form 10-K

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of AbbVie and Stemcentrx for the years ended December 31, 2016 and 2015 as if the acquisition of Stemcentrx had occurred on January 1, 2015:

	Years ended December 31,
(in millions, except per share information)	2016	2015
Net revenues	$25,641	$22,869
Net earnings	5,907	4,894
Basic earnings per share	$3.58	$2.90
Diluted earnings per share	$3.56	$2.88

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Stemcentrx. In order to reflect the occurrence of the acquisition on January 1, 2015 as required, the unaudited pro forma financial information includes adjustments to reflect the additional interest expense associated with the issuance of debt to finance the acquisition and the reclassification of acquisition, integration and financing-related costs incurred during the year ended December 31, 2016 to the year ended December 31, 2015. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2015. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

Acquisition of BI 655066 and BI 655064 from Boehringer Ingelheim

On April 1, 2016, AbbVie acquired all rights to risankizumab (BI 655066), an anti-IL-23 monoclonal biologic antibody in Phase 3 development for psoriasis, from Boehringer Ingelheim (BI) pursuant to a global collaboration agreement. AbbVie is also evaluating the potential of this biologic therapy in Crohn’s disease, psoriatic arthritis and asthma. In addition to risankizumab, AbbVie also gained rights to an anti-CD40 antibody, BI 655064, currently in Phase 1 development. BI will retain responsibility for further development of BI 655064 and AbbVie may elect to advance the program after completion of certain clinical achievements. The acquired assets include all patents, data, know-how, third-party agreements, regulatory filings and manufacturing technology related to BI 655066 and BI 655064.

The company concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. Under the terms of the agreement, AbbVie made an upfront payment of $595 million. $18 million of additional payments to BI pursuant to a contractual obligation to reimburse BI for certain development costs it incurred prior to the acquisition date were deferred. In addition, AbbVie may make additional contingent payments upon the achievement of defined development, regulatory and commercial milestones, as well as royalty payments based on net revenues of licensed products. The maximum aggregate amount payable for development and regulatory milestones is approximately $1.6 billion. The acquisition-date fair value of these milestones was $606 million. In addition, the acquisition-date fair value of contingent royalty payments was $2.8 billion. The potential contingent consideration payments were estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which were then discounted to present value. The fair value measurements were based on Level 3 inputs. The following table summarizes total consideration:

(in millions)
Cash	$595
Deferred consideration payable	18
Contingent consideration	3,365
Total consideration	$3,978

2016 Form 10-K | 62

The following table summarizes fair values of assets acquired as of the April 1, 2016 acquisition date:

(in millions)
Assets acquired
Identifiable intangible assets - Indefinite-lived research and development	$3,890
Goodwill	88
Total assets acquired	$3,978

The estimated fair value of the acquired IPR&D was determined using the multi-period excess earnings model of the “income approach.” The goodwill recognized from this acquisition includes expected synergies, including an expansion of the combined company’s immunology product portfolio.

Subsequent to the acquisition date, the company made a measurement period adjustment to decrease the fair value of consideration transferred by $397 million and made measurement period adjustments to the preliminary purchase price allocation, including: (i) a decrease to indefinite-lived research and development intangible assets of $460 million; and (ii) an increase to goodwill of $63 million. These measurement period adjustments have been reflected in the tables above. The company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. In the fourth quarter of 2016, the company finalized its valuation of the acquisition date assets acquired.

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
The acquisition of Pharmacyclics was accounted for as a business combination using the acquisition method of accounting. The total consideration for the acquisition of Pharmacyclics consisted of cash and approximately 128 million shares of AbbVie common stock and is summarized as follows:

(in millions)
Cash	$12,365
Fair value of AbbVie common stock	8,405
Total consideration	$20,770

63 | 2016 Form 10-K

The following table summarizes the fair values of assets acquired and liabilities assumed as of the May 26, 2015 acquisition date:

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

The amortization of the fair market value step-up for acquired inventory was included in cost of products sold and R&D in the consolidated statements of earnings. The related amortization was $274 million in 2016 and $113 million in 2015.
Intangible assets relate to the IMBRUVICA developed product rights, IPR&D in the United States related to additional indications for IMBRUVICA and the contractual rights to IMBRUVICA profits and losses outside the United States as a result of the collaboration agreement with Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson. See Note 6 for additional information regarding the collaboration with Janssen. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of 12 years using the estimated pattern of economic benefit. The estimated fair value of the IPR&D and identifiable intangible assets was determined using the "income approach."
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
From the acquisition date through December 31, 2015, AbbVie's 2015 consolidated statement of earnings included net revenues of $774 million and an operating loss of $519 million associated with Pharmacyclics' operations. The operating loss included $346 million of acquisition-related compensation expense, $261 million of inventory step-up and intangible asset amortization and $100 million of transaction and integration costs. Of these costs, $294 million was recorded within SG&A expenses, $152 million within R&D expense and $261 million within cost of products sold in the 2015 consolidated statement of earnings.

2016 Form 10-K | 64

Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of operations of AbbVie and Pharmacyclics for 2015 and 2014 as if the acquisition of Pharmacyclics had occurred on January 1, 2014:

years ended December 31 (in millions, except per share information)	2015	2014
Net revenues	$23,215	$20,690
Net earnings	5,345	812
Basic earnings per share	$3.18	$0.47
Diluted earnings per share	$3.16	$0.47

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
Other Licensing & Acquisitions Activity
Excluding the acquisitions above, cash outflows related to other acquisitions and investments totaled $262 million in 2016, $964 million in 2015 and $622 million in 2014. AbbVie recorded IPR&D charges of $200 million in 2016, $150 million in 2015 and $352 million in 2014. In 2014, AbbVie also recorded other operating expenses of $750 million related to the collaboration with Calico Life Sciences LLC (Calico). Significant arrangements impacting 2016, 2015 and 2014, some of which require contingent milestone payments, are summarized below.
C2N Diagnostics
In March 2015, AbbVie entered into an exclusive worldwide license agreement with C2N Diagnostics (C2N) to develop and commercialize anti-tau antibodies for the treatment of Alzheimer's disease and other neurological disorders. As part of the agreement, AbbVie made an initial upfront payment of $100 million, which was expensed to IPR&D in 2015. In 2016, AbbVie made an additional payment of $35 million, which was recorded in R&D expense, due to the achievement of a development milestone under the license agreement. Upon the achievement of certain development, regulatory and commercial milestones, AbbVie could make additional payments of up to $650 million, as well as royalties on net revenues.
Calico Life Sciences LLC
In September 2014, AbbVie and Calico entered into a novel R&D collaboration agreement to discover, develop and commercialize new therapies for patients with age-related diseases, including neurodegeneration and cancer. In 2014, AbbVie recorded $750 million in other operating expense in the consolidated statement of earnings related to its commitments under the agreement of which $250 million was paid in 2014 and $500 million was paid in early 2015. Calico is responsible for research and early development during the first five years and will continue to advance collaboration projects through Phase 2a for a 10 year period. AbbVie will have the option to exclusively license collaboration compounds after completion of Phase 2a. AbbVie will support Calico in its early R&D efforts and, upon option exercise, would be responsible for all late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both companies post option exercise.

65 | 2016 Form 10-K

Infinity Pharmaceuticals, Inc.
In September 2014, AbbVie entered into a global collaboration agreement with Infinity Pharmaceuticals, Inc. (Infinity) to develop and commercialize duvelisib (IPI-145) for the treatment of patients with cancer. As part of the agreement, AbbVie made an initial upfront payment of $275 million, which was expensed to IPR&D in the third quarter of 2014. In 2015, AbbVie made an additional payment of $130 million, which was recorded in R&D expense in the consolidated statement of earnings, due to the achievement of a development milestone under the collaboration agreement. In June 2016, AbbVie exercised its right to end its global collaboration with Infinity. Pursuant to the terms of the global collaboration agreement, the worldwide rights to duvelisib reverted to Infinity.
Other Arrangements
In addition to the significant arrangements described above, AbbVie entered into several other arrangements resulting in charges to IPR&D of $200 million in 2016, $50 million in 2015 and $77 million in 2014. In connection with the other individually insignificant early stage arrangements entered into in 2016, AbbVie could make additional payments of up to $2.6 billion upon the achievement of certain development, regulatory and commercial milestones.
Other Activity
Priority Review Voucher (PRV)
In August 2015, AbbVie entered into an agreement to purchase a rare pediatric disease PRV from a third party. The PRV entitles AbbVie to receive an FDA priority review of a single New Drug Application or Biologics License Application, which reduces the target review time and could lead to an expedited approval. In exchange for the PRV, AbbVie made a payment of $350 million, which was recorded in R&D expense in the consolidated statement of earnings and as an operating cash outflow in the consolidated statement of cash flows for 2015. AbbVie intends to use the PRV for an existing R&D project.
Termination of Proposed Combination with Shire
On October 15, 2014, AbbVie's board of directors withdrew its previous recommendation to AbbVie stockholders in favor of a proposed combination with Shire and recommended stockholders vote against the proposed combination. On October 20, 2014, AbbVie and Shire mutually agreed to terminate the proposed combination. In 2014, the company incurred transaction and financing-related costs totaling $1.8 billion, of which $1.7 billion was recorded in SG&A expenses and $141 million was recorded in interest expense, net in the consolidated statement of earnings. Included in SG&A expenses was a break fee of $1.6 billion, which was tax deductible, paid by AbbVie to Shire in October 2014 as a result of the termination of the proposed combination. In addition, the company recorded $666 million of net foreign exchange losses primarily due to undesignated forward contracts that were entered into to hedge anticipated foreign currency cash outflows associated with the terminated proposed combination with Shire and the exit of certain foreign currency positions. The forward contracts were settled in 2014. In the first quarter of 2015, AbbVie recorded additional foreign exchange losses of $170 million to reflect the completed liquidation of its remaining foreign currency positions.
Note 6 Collaboration with Janssen Biotech, Inc.

In December 2011, Pharmacyclics entered into a worldwide collaboration and license agreement with Janssen for the joint development and commercialization of IMBRUVICA, a novel, orally active, selective covalent inhibitor of BTK and certain compounds structurally related to IMBRUVICA, for oncology and other indications, excluding all immune and inflammatory mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the United States and outside the United States.
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
Janssen is responsible for and has exclusive rights to commercialize IMBRUVICA outside the United States. While both parties have co-exclusive rights to commercialize the products in the United States, AbbVie is the principal in the end customer product sales. For sales of IMBRUVICA in the United States, revenues are included in net revenues. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of products. Amounts payable to AbbVie by Janssen for IMBRUVICA collaboration profits outside the United States are included in net revenues. Amounts payable to Janssen by AbbVie for IMBRUVICA collaboration profits in the United States are included in cost of products sold. The

2016 Form 10-K | 66

collaboration also includes a cost sharing arrangement for associated collaboration activities. Except in certain cases, in general, Janssen is responsible for approximately 60% of collaboration development costs and AbbVie is responsible for the remaining 40% of collaboration development costs. Operating expenses for costs incurred under the collaboration are reported in their respective expense line items, net of any payments due to or reimbursements due from Janssen.

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Twelve months ended December 31,
(in millions)	2016	2015
Collaboration revenues - International	$252	$95
AbbVie profit share costs - United States	735	306
AbbVie's share of cost sharing expenses	262	159
Note 7 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2014	$5,862
Additions (see Note 5)	7,610
Foreign currency translation and other adjustments	(304)
Balance as of December 31, 2015	13,168
Additions (see Note 5)	2,360
Foreign currency translation and other adjustments	(112)
Balance as of December 31, 2016	$15,416

The latest impairment assessment of goodwill was completed in the third quarter of 2016. As of December 31, 2016, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if impairment indicators exist.
Intangible Assets, Net
The following table summarizes intangible assets:

	2016			2015
as of December 31 (in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$16,464	$(4,256)	$12,208	$9,103	$(3,944)	$5,159
License agreements	7,809	(1,110)	6,699	8,000	(1,023)	6,977
Total definite-lived intangible assets	24,273	(5,366)	18,907	17,103	(4,967)	12,136
Indefinite-lived research and development	9,990	—	9,990	7,573	—	7,573
Total intangible assets, net	$34,263	$(5,366)	$28,897	$24,676	$(4,967)	$19,709

Intangible assets with finite useful lives are amortized over their estimated useful lives, which range between 2 to 16 years with an average of 12 years for developed product rights and 11 years for license agreements. In 2016, AbbVie reclassified an aggregate $7.6 billion of indefinite-lived research and development intangible assets to developed product rights and license agreements intangible assets upon receiving certain regulatory approvals related to IMBRUVICA and ZINBRYTA. These intangible assets will be amortized over their estimated useful lives using the estimated pattern of economic

67 | 2016 Form 10-K

benefit. Additionally, in 2016, AbbVie reduced both the gross carrying amount and accumulated amortization by $396 million for certain developed product rights and license agreements that are fully amortized and no longer generating cash flows.
Amortization expense was $764 million in 2016, $419 million in 2015 and $403 million in 2014 and was included in cost of products sold in the consolidated statements of earnings. The anticipated annual amortization expense for definite lived intangible assets recorded as of December 31, 2016 is as follows:

(in billions)	2017	2018	2019	2020	2021
Anticipated annual amortization expense	$1.1	$1.3	$1.6	$1.8	$2.0
In the first quarter of 2016, an impairment charge of $39 million was recorded related to certain developed product rights in the United States due to a decline in the market for the product. In 2015, no intangible asset impairment charges were recorded. In the third quarter of 2014, an impairment charge of $37 million was recorded related to certain on-market product rights in Japan due to increased generic competition. The 2016 and 2014 impairment charges were based on discounted cash flow analyses and were included in cost of products sold in the consolidated statements of earnings.
The indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. Indefinite-lived intangible assets as of December 31, 2016 primarily related to the acquisition of Stemcentrx and BI compounds. Indefinite-lived intangible assets as of December 31, 2015 primarily related to the acquisition of Pharmacyclics. See Note 5 for additional information. The latest impairment assessment of intangible assets not subject to amortization was completed in the third quarter of 2016. No impairment charges were recorded in 2016 and 2015 and those recorded in 2014 were insignificant. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if impairment indicators exist.
Note 8 Restructuring Plans

AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment, for example, in conjunction with the loss and expected loss of exclusivity of certain products. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. In 2016, 2015 and 2014, no such plans were individually significant. Restructuring charges recorded were $52 million in 2016, $138 million in 2015 and $23 million in 2014 and were primarily related to employee severance and contractual obligations. These charges were recorded in cost of products sold, R&D expense and SG&A expenses in the consolidated statements of earnings based on classification of the affected employees or operations.
The following summarizes the cash activity in the restructuring reserve for 2016, 2015 and 2014:

(in millions)
Accrued balance at December 31, 2013	$191
2014 restructuring charges	16
Payments and other adjustments	(85)
Accrued balance at December 31, 2014	122
2015 restructuring charges	126
Payments and other adjustments	(100)
Accrued balance at December 31, 2015	148
2016 restructuring charges	52
Payments and other adjustments	(113)
Accrued balance at December 31, 2016	$87

2016 Form 10-K | 68

Note 9 Debt, Credit Facilities and Commitments and Contingencies

The following is a summary of long-term debt:

as of December 31 (in millions)	Effective interest rate in 2016(a)	2016	Effective interest rate in 2015(a)	2015
Senior notes issued in 2012:
1.75% notes due 2017	1.86%	$—	1.86%	$4,000
2.00% notes due 2018	2.15%	1,000	2.15%	1,000
2.90% notes due 2022	2.97%	3,100	2.97%	3,100
4.40% notes due 2042	4.46%	2,600	4.46%	2,600
Senior notes issued in 2015:
1.80% notes due 2018	1.92%	3,000	1.92%	3,000
2.50% notes due 2020	2.65%	3,750	2.65%	3,750
3.20% notes due 2022	3.28%	1,000	3.28%	1,000
3.60% notes due 2025	3.66%	3,750	3.66%	3,750
4.50% notes due 2035	4.58%	2,500	4.58%	2,500
4.70% notes due 2045	4.73%	2,700	4.73%	2,700
Senior notes issued in 2016:
2.30% notes due 2021	2.40%	1,800	—%	—
2.85% notes due 2023	2.91%	1,000	—%	—
3.20% notes due 2026	3.28%	2,000	—%	—
4.30% notes due 2036	4.37%	1,000	—%	—
4.45% notes due 2046	4.50%	2,000	—%	—
Senior Euro notes issued in 2016:
0.38% notes due 2019 (€1,400 principal)	0.55%	1,464	—%	—
1.38% notes due 2024 (€1,450 principal)	1.46%	1,516	—%	—
2.13% notes due 2028 (€750 principal)	2.18%	784	—%	—
Term loan facilities:
Floating rate notes due 2016	—%	—	1.23%	2,000
Floating rate notes due 2018	1.64%	2,000	1.38%	2,000
Other	—%	113	—%	139
Fair value hedges	—%	(338)	—%	(72)
Unamortized bond discounts	—%	(110)	—%	(85)
Unamortized deferred financing costs	—%	(164)	—%	(117)
Total long-term debt and lease obligations		36,465		31,265
Current portion		25		2,025
Noncurrent portion		$36,440		$29,240

(a)	Excludes the effect of any related interest rate swaps.

In November 2016, the company issued €3.6 billion aggregate principal amount of unsecured senior Euro notes. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium. AbbVie may redeem the senior notes at par between one and three months prior to maturity. In connection with the offering, debt issuance costs totaled $17 million and debt discounts incurred totaled $9 million and are being amortized over the respective terms of the notes to interest expense, net in the consolidated statements of earnings. The company used the proceeds to redeem $4.0 billion aggregate principal amount of 1.75% senior notes due to mature in November 2017. As a result of this redemption, the company incurred a charge of $39 million ($25 million after tax) related to

69 | 2016 Form 10-K

the make-whole premium, write-off of unamortized debt issuance costs and other expenses. The charge was recorded in interest expense, net in the consolidated statement of earnings.

In May 2016, the company issued $7.8 billion aggregate principal amount of unsecured senior notes. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium. AbbVie may redeem the senior notes at par between one and six months prior to maturity. In connection with the offering, debt issuance costs totaled $52 million and debt discounts incurred totaled $29 million and are being amortized over the respective terms of the notes to interest expense, net in the consolidated statements of earnings. Of the $7.7 billion net proceeds, $2.0 billion was used to repay the company’s outstanding term loan that was due to mature in November 2016, approximately $1.9 billion was used to finance the acquisition of Stemcentrx and approximately $3.8 billion was used to finance an ASR with a third party financial institution. See Note 5 for additional information related to the acquisition of Stemcentrx and Note 12 for additional information related to the ASR.
In September 2015, AbbVie entered into a $2.0 billion three-year term loan credit agreement and a $2.0 billion 364-day term loan credit agreement (collectively, the term loan facilities). In November 2015, AbbVie drew on these term loan facilities and used the proceeds to refinance its $4.0 billion of senior notes that matured in November 2015. In connection with the May 2016 unsecured senior notes issuance, AbbVie repaid the 364-day term loan credit agreement. The borrowings under the term loan facilities bear interest at variable rates which are adjusted based on AbbVie's public debt ratings.
In May 2015, the company issued $16.7 billion aggregate principal amount of unsecured senior notes. The senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium and, except for the 1.80% notes due 2018, AbbVie may redeem the senior notes at par between one and six months prior to maturity. Debt issuance costs incurred in connection with the offering totaled $93 million and are being amortized over the respective terms of the senior notes to interest expense, net in the consolidated statements of earnings. Approximately $11.5 billion of the net proceeds from the issuance of the senior notes were used to finance the acquisition of Pharmacyclics and approximately $5.0 billion of the net proceeds were used to finance an ASR with a third party financial institution. See Note 5 for additional information related to the acquisition of Pharmacyclics and Note 12 for additional information related to the ASR.
In March 2015, AbbVie entered into an $18.0 billion bridge loan in support of the then planned acquisition of Pharmacyclics. No amounts were drawn under the bridge loan, which was terminated as a result of the company's May 2015 senior notes issuance. Interest expense, net in 2015 includes $86 million of costs related to the bridge loan.
AbbVie has outstanding $6.7 billion aggregate principal amount of unsecured senior notes which were issued in 2012. AbbVie may redeem all of the senior notes of each series, at any time, or some of the senior notes of each series, from time to time, at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium.
At December 31, 2016, the company was in compliance with its senior note covenants and term loan covenants.
Short-Term Borrowings
Short-term borrowings included commercial paper borrowings of $377 million at December 31, 2016 and $400 million at December 31, 2015. The weighted-average interest rate on short-term borrowings was 0.6% in 2016, 0.3% in 2015 and 0.2% in 2014.
In October 2014, AbbVie entered into a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2016, the company was in compliance with all its credit facility covenants. Commitment fees under AbbVie's revolving credit facilities were insignificant in 2016, 2015 and 2014. No amounts were outstanding under the credit facility as of December 31, 2016 and December 31, 2015.

2016 Form 10-K | 70

Maturities of Long-Term Debt and Capital Lease Obligations
The following table summarizes AbbVie's future minimum lease payments under non-cancelable operating leases, debt maturities and future minimum lease payments for capital lease obligations as of December 31, 2016:

as of and for the years ending December 31 (in millions)	Operating leases	Debt maturities and capital leases
2017	$131	$25
2018	116	6,023
2019	106	1,480
2020	95	3,760
2021	77	1,802
Thereafter	449	23,987
Total obligations and commitments	974	37,077
Fair value hedges, unamortized bond discounts and deferred financing costs	—	(612)
Total debt and lease obligations	$974	$36,465
Lease expense was $159 million in 2016, $146 million in 2015 and $115 million in 2014. AbbVie's operating leases generally include renewal options and provide for the company to pay taxes, maintenance, insurance and other operating costs of the leased property. As of December 31, 2016, annual future minimum lease payments for capital lease obligations are insignificant.
Contingencies and Guarantees
In connection with the separation, AbbVie has indemnified Abbott for all liabilities resulting from the operation of AbbVie's business other than income tax liabilities with respect to periods prior to the distribution date and other liabilities as agreed to by AbbVie and Abbott. AbbVie has no material exposures to off-balance sheet arrangements and no special-purpose entities. In the ordinary course of business, AbbVie has periodically entered into third-party agreements, such as the assignment of product rights, which have resulted in AbbVie becoming secondarily liable for obligations for which AbbVie had previously been primarily liable. Based upon past experience, the likelihood of payments under these agreements is remote. AbbVie periodically acquires a business or product rights in which AbbVie agrees to pay contingent consideration based on attaining certain thresholds or based on the occurrence of certain future events.
Note 10 Financial Instruments and Fair Value Measures

Risk Management Policy
The company is exposed to foreign currency exchange rate and interest rate risks related to its business operations. AbbVie's hedging policy attempts to manage these risks to an acceptable level based on the company's judgment of the appropriate trade-off between risk, opportunity and costs. The company uses derivative and nonderivative instruments to reduce its exposure to foreign currency exchange rates. AbbVie is also exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in interest rates and periodically enters into interest rate swaps, in which the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities and none of the company's outstanding derivative instruments contain credit risk related contingent features; collateral is generally not required.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $2.2 billion at December 31, 2016 and $1.5 billion at December 31, 2015 are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than eighteen months. Accumulated gains and losses as of December 31, 2016 will be reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.

71 | 2016 Form 10-K

The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. AbbVie held notional amounts of $6.6 billion at December 31, 2016 and $6.8 billion at December 31, 2015 of such undesignated foreign currency forward exchange contracts.
In 2014, the company entered into undesignated forward exchange contracts with a total notional amount of $16.9 billion to hedge anticipated foreign currency cash outflows associated with the terminated proposed combination with Shire. A large portion of these contracts were originally due to mature in the first quarter of 2015, but were net settled in the fourth quarter of 2014. In 2014, the company realized $490 million in net foreign exchange losses associated with the Shire-related forward exchange contracts.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. In the fourth quarter of 2016, the company issued €3.6 billion aggregate principal amount of senior Euro notes and designated the principal amounts of this foreign denominated debt as net investment hedges. Concurrently, the company settled foreign currency forward exchange contracts with aggregate notional amounts of €3.5 billion ($3.9 billion) that were designated as net investment hedges.
AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, totaling $11.8 billion at December 31, 2016 and $11.0 billion at December 31, 2015. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
The following table summarizes the amounts and location of AbbVie's derivative instruments on the consolidated balance sheets:

	Fair value - Derivatives in asset position			Fair value - Derivatives in liability position
as of December 31 (in millions)	Balance sheet caption	2016	2015	Balance sheet caption	2016	2015
Foreign currency forward exchange contracts-
Hedging instruments	Prepaid expenses and other	$170	$33	Accounts payable and accrued liabilities	$5	$—
Others not designated as hedges	Prepaid expenses and other	55	28	Accounts payable and accrued liabilities	33	21
Interest rate swaps designated as fair value hedges	Other assets	—	9	Other long-term liabilities	338	81
Total derivatives		$225	$70		$376	$102
While certain derivatives are subject to netting arrangements with the company's counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheets.
The following table presents the amounts of gains/ (losses) from derivative instruments recognized in other comprehensive loss. The amount of hedge ineffectiveness was insignificant for all periods presented:

	2016			2015			2014
(in millions)	Cash Flow Hedges	Net Investment Hedges	Total	Cash Flow Hedges	Net Investment Hedges	Total	Cash Flow Hedges	Net Investment Hedges	Total
Foreign currency forward exchange contracts	$174	$118	$292	$122	$—	$122	$193	$—	$193

Assuming market rates remain constant through contract maturities, we expect to transfer pretax unrealized gains of $194 million into cost of products sold for foreign currency cash flow hedges during the next 12 months.

Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized a pre-tax gain of $101 million in other comprehensive income (loss) in 2016.

2016 Form 10-K | 72

The following table summarizes the pre-tax amounts and location of derivative instrument net gains/(losses) recognized in the consolidated statements of earnings, including the effective portions of the net gains/(losses) reclassified out of AOCI into net earnings. See Note 12 for the amount of net gains/(losses) reclassified out of AOCI.

years ended December 31 (in millions)	Statement of earnings caption	2016	2015	2014
Foreign currency forward exchange contracts-
Designated as cash flow hedges	Cost of products sold	$20	$265	$(79)
Not designated as hedges	Net foreign exchange loss	6	(155)	(523)
Non-designated treasury rate lock agreements	Other expense (income), net	(12)	—	—
Interest rate swaps designated as fair value hedges	Interest expense, net	(266)	108	252
Total		$(252)	$218	$(350)

The gain/(loss) related to outstanding interest rate swaps designated as fair value hedges is recognized in interest expense, net and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to interest expense, net for all periods presented.
Fair Value Measures
The fair value hierarchy consists of the following three levels:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

•
Level 2—Valuations based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations in which all significant inputs are observable in the market; and

•
Level 3—Valuations using significant inputs that are unobservable in the market and include the use of judgment by the company's management about the assumptions market participants would use in pricing the asset or liability.

The following table summarizes the bases used to measure certain assets and liabilities that were carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2016:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Assets
Cash and equivalents	$5,100	$1,191	$3,909	$—
Time deposits	1,014	—	1,014	—
Debt securities	1,974	—	1,974	—
Equity securities	76	76	—	—
Foreign currency contracts	225	—	225	—
Total assets	$8,389	$1,267	$7,122	$—
Liabilities
Interest rate hedges	$338	$—	$338	$—
Foreign currency contracts	38	—	38	—
Contingent consideration	4,213	—	—	4,213
Total liabilities	$4,589	$—	$376	$4,213

73 | 2016 Form 10-K

The following table summarizes the bases used to measure certain assets and liabilities that were carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2015:

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

The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were based on prices obtained from commercial pricing services. Available-for-sale equity securities consists of investments for which the fair values were determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company were valued using publicized spot curves for interest rate hedges and publicized forward curves for foreign currency contracts. The fair value measurements of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products still in development. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At December 31, 2016, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $180 million. Additionally, at December 31, 2016, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $360 million.

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent consideration related to the acquisitions of Stemcentrx and BI compounds. See Note 5 for additional information.

(in millions)
Fair value as of December 31, 2015	$—
Additions	3,985
Change in fair value recognized in net earnings	228
Fair value as of December 31, 2016	$4,213

The change in fair value recognized in net earnings was recorded in other expense (income), net in the consolidated statement of net earnings for the twelve months ended December 31, 2016.

2016 Form 10-K | 74

In addition to the financial instruments that the company is required to recognize at fair value on the consolidated balance sheets, the company has certain financial instruments that were recognized at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2016 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book Value	Approximate fair values	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Assets
Investments	$42	$42	$—	$5	$37
Total assets	$42	$42	$—	$5	$37
Liabilities
Short-term borrowings	$377	$377	$—	$377	$—
Current portion of long-term debt and lease obligations	25	25	—	25	—
Long-term debt and lease obligations, excluding fair value hedges	36,778	36,664	34,589	2,075	—
Total liabilities	$37,180	$37,066	$34,589	$2,477	$—

The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2015 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book Value	Approximate fair values	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Assets
Investments	$34	$37	$—	$—	$37
Total assets	$34	$37	$—	$—	$37
Liabilities
Short-term borrowings	$406	$406	$—	$406	$—
Current portion of long-term debt and lease obligations	2,025	2,016	—	2,016	—
Long-term debt and lease obligations, excluding fair value hedges	29,312	29,143	27,061	2,082	—
Total liabilities	$31,743	$31,565	$27,061	$4,504	$—

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

75 | 2016 Form 10-K

Available-for-sale Securities

Substantially all of the company’s investments in debt and equity securities were classified as available-for-sale. As of December 31, 2016, $309 million of debt securities were classified as short-term. Long-term debt securities mature primarily within five years. There were no significant debt securities outstanding as of December 31, 2015. Estimated fair values of available-for-sale debt securities were based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities by type as of December 31, 2016:

	Amortized Cost	Gross unrealized		Fair Value
(in millions)		Gains	Losses
Asset backed securities	$891	$1	$(4)	$888
Corporate debt securities	961	1	(2)	960
Other debt securities	127	—	(1)	126
Equity securities	18	60	(2)	76
Total	$1,997	$62	$(9)	$2,050

AbbVie had no other-than-temporary impairments as of December 31, 2016. For the years ended December 31, 2016 and 2015, net realized gains were insignificant.
Concentrations of Risk
The company invests excess cash in time deposits, money market funds and debt securities to diversify the concentration of cash among different financial institutions. The company has established credit exposure limits and monitors concentrations of credit risk associated with financial institution deposits.
The functional currency of the company's Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. At December 31, 2015, there were three legal exchange mechanisms administered by the Venezuelan government. These were the official rate of 6.3 Venezuelan bolivars (VEF) per U.S. dollar, the Supplementary System for the Administration of Foreign Currency (SICAD) rate of approximately 13.5 VEF per U.S. dollar and the Foreign Exchange Marginal System (SIMADI) rate of approximately 200. Effective March 10, 2016, the Venezuelan government devalued the official rate of 6.3 to 10 VEF per U.S. dollar, eliminated the SICAD rate and replaced SIMADI with a new exchange mechanism, Divisa Complementaria (DICOM). As of December 31, 2016, the DICOM rate was approximately 673 VEF per U.S. dollar.
During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the DICOM rate. Therefore, during the first quarter of 2016, AbbVie recorded a charge of $298 million to net foreign exchange loss to revalue its bolivar-denominated net monetary assets using the DICOM rate then in effect of approximately 270 VEF per U.S. dollar. As of December 31, 2016, AbbVie’s net monetary assets in Venezuela were insignificant.

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding net governmental receivables in these countries totaled $244 million at December 31, 2016 and $525 million at December 31, 2015. The company also continues to do business with foreign governments in certain oil-exporting countries which have recently experienced a deterioration in economic conditions, including Saudi Arabia and Russia. Outstanding net governmental receivables were $122 million related to Saudi Arabia and $110 million related to Russia as of December 31, 2016. Due to oil market conditions in recent years, liquidity issues in certain countries may result in delays in the collection of receivables. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Of total net accounts receivable, three U.S. wholesalers accounted for 51% as of December 31, 2016 and 51% as of December 31, 2015 and substantially all of AbbVie's net revenues in the United States are to these three wholesalers.

HUMIRA (adalimumab) is AbbVie's single largest product and accounted for approximately 63% in 2016, 61% in 2015 and 63% in 2014 of AbbVie's total net revenues.

2016 Form 10-K | 76

Note 11 Post-Employment Benefits

AbbVie sponsors various pension and other post-employment benefit plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. In addition, AbbVie provides medical benefits, primarily to eligible retirees in the United States and Puerto Rico, through other post-retirement benefit plans. Net obligations for these plans have been reflected on the consolidated balance sheets as of December 31, 2016 and 2015.
AbbVie's principal domestic defined benefit plan is the AbbVie Pension Plan. AbbVie made voluntary contributions of $150 million in 2016, $150 million in 2015 and $370 million in 2014 to this plan. AbbVie also made a voluntary contribution of $150 million to this plan subsequent to December 31, 2016.
The benefit plan information in the table below pertains to the global AbbVie-sponsored defined benefit and other post-employment plans:

	Defined benefit plans		Other post-employment plans
as of and for the years ended December 31 (in millions)	2016	2015	2016	2015
Projected benefit obligations
Beginning of period	$5,387	$5,681	$557	$538
Service cost	210	227	25	25
Interest cost	201	219	24	23
Employee contributions	1	2	—	—
Actuarial loss (gain)	313	(467)	33	(17)
Benefits paid	(163)	(158)	(12)	(11)
Other, primarily foreign currency translation adjustments	(120)	(117)	—	(1)
End of period	5,829	5,387	627	557
Fair value of plan assets
Beginning of period	4,174	4,173	—	—
Actual return (loss) on plan assets	383	(25)	—	—
Company contributions	273	217	12	11
Employee contributions	1	2	—	—
Benefits paid	(163)	(158)	(12)	(11)
Other, primarily foreign currency translation adjustments	(96)	(35)	—	—
End of period	4,572	4,174	—	—
Funded status end of period	$(1,257)	$(1,213)	$(627)	$(557)

Amounts recognized on the consolidated balance sheets
Other assets	$240	$214	$—	$—
Accounts payable and accrued liabilities	(25)	(24)	(14)	(11)
Other long-term liabilities	(1,472)	(1,403)	(613)	(546)
Net obligation	$(1,257)	$(1,213)	$(627)	$(557)
Actuarial loss, net	$2,118	$1,939	$179	$154
Prior service cost (credit)	14	16	(37)	(45)
Accumulated other comprehensive loss	$2,132	$1,955	$142	$109
The projected benefit obligations (PBO) in the table above included $1.7 billion at December 31, 2016 and $1.5 billion at December 31, 2015, related to international defined benefit plans.

77 | 2016 Form 10-K

For plans reflected in the table above, the accumulated benefit obligations (ABO) were $5.3 billion at December 31, 2016 and $4.8 billion at December 31, 2015. For those plans reflected in the table above in which the ABO exceeded plan assets at December 31, 2016, the ABO was $3.2 billion, the PBO was $3.7 billion and aggregate plan assets were $2.2 billion.
Amounts Recognized in Other Comprehensive Loss
The following table summarizes the pre-tax gains and losses included in other comprehensive loss:

years ended December 31 (in millions)	2016	2015	2014
Defined benefit plans
Actuarial loss (gain)	$284	$(117)	$1,127
Prior service cost	—	—	1
Amortization of actuarial loss and prior service cost	(85)	(127)	(68)
Foreign exchange gain	(22)	(37)	(41)
Total pre-tax loss (gain) recognized in other comprehensive loss	$177	$(281)	$1,019
Other post-employment plans
Actuarial loss (gain)	$33	$(17)	$111
Prior service credit	—	—	(13)
Amortization of actuarial loss and prior service cost (credit)	—	(2)	3
Total pre-tax loss (gain) recognized in other comprehensive loss	$33	$(19)	$101

The pre-tax amount of actuarial loss and prior service cost included in AOCI at December 31, 2016 that is expected to be recognized in net periodic benefit cost in 2017 is $103 million for defined benefit plans and $3 million for other post-employment plans.

Net Periodic Benefit Cost

years ended December 31 (in millions)	2016	2015	2014
Defined benefit plans
Service cost	$210	$227	$173
Interest cost	201	219	217
Expected return on plan assets	(354)	(325)	(302)
Amortization of actuarial loss and prior service cost	85	127	68
Net periodic benefit cost	$142	$248	$156
Other post-employment plans
Service cost	$25	$25	$22
Interest cost	24	23	22
Amortization of actuarial loss (gain) and prior service cost (credit)	—	2	(2)
Net periodic benefit cost	$49	$50	$42

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

as of December 31	2016	2015
Defined benefit plans
Discount rate	3.9%	4.4%
Rate of compensation increases	4.4%	4.4%
Other post-employment plans
Discount rate	4.7%	4.9%

2016 Form 10-K | 78

The assumptions used in calculating the December 31, 2016 measurement date benefit obligations will be used in the calculation of net periodic benefit cost in 2017.
Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

years ended December 31	2016	2015	2014
Defined benefit plans
Discount rate for determining service cost	4.4%	3.9%	4.9%
Discount rate for determining interest cost	4.0%	3.9%	4.9%
Expected long-term rate of return on plan assets	7.9%	7.8%	7.9%
Expected rate of change in compensation	4.4%	4.4%	5.0%
Other post-employment plans
Discount rate for determining service cost	5.1%	4.5%	5.3%
Discount rate for determining interest cost	4.3%	4.5%	5.3%

Effective December 31, 2015, AbbVie elected to change the method it uses to estimate the service and interest cost components of net periodic benefit costs. Historically, AbbVie estimated these service and interest cost components of this expense utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In late 2015, AbbVie elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. AbbVie elected to make this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. AbbVie has accounted for this change prospectively as a change in accounting estimate that is inseparable from a change in accounting principle. This change reduced AbbVie's net periodic benefit cost by approximately $41 million in 2016. This change had no effect on the 2015 or 2014 expense and did not affect the measurement of AbbVie's total benefit obligations.
For the December 31, 2016 post-retirement health care obligations remeasurement, the company assumed a 6.8 percent pre-65 (7.8 percent post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5 percent in 2064 and remain at that level thereafter. For purposes of measuring the 2016 post-retirement health care costs, the company assumed a 7.3 percent pre-65 (8.3 percent post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5 percent for 2064 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2016, a 1 percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage point
year ended December 31, 2016 (in millions) (brackets denote a reduction)	Increase	Decrease
Service cost and interest cost	$11	$(9)
Projected benefit obligation	120	(95)

79 | 2016 Form 10-K

Defined Benefit Pension Plan Assets

		Basis of fair value measurement
as of December 31 (in millions)	2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$519	$519	$—	$—
U.S. mid cap(b)	63	63	—	—
International(c)	97	97	—	—
Fixed income securities
U.S. government securities(d)	94	—	94	—
Corporate debt instruments(d)	243	162	81	—
Non-U.S. government securities(d)	32	30	2	—
Other(d)	184	179	5	—
Absolute return funds(e)	228	3	225	—
Real assets	31	31	—	—
Other(f)	61	61	—	—
Total	$1,552	$1,145	$407	$—
Total assets measured at NAV	3,020
Fair value of plan assets	$4,572

		Basis of fair value measurement
as of December 31 (in millions)	2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$542	$542	$—	$—
U.S. mid cap(b)	35	35	—	—
International(c)	100	100	—	—
Fixed income securities
U.S. government securities(d)	93	15	78	—
Corporate debt instruments(d)	203	124	79	—
Non-U.S. government securities(d)	35	33	2
Other(d)	126	122	4	—
Absolute return funds(e)	194	2	192	—
Real assets	8	8	—	—
Other(f)	93	93	—	—
Total	$1,429	$1,074	$355	$—
Total assets measured at NAV	2,745
Fair value of plan assets	$4,174

(a)	A mix of index funds and actively managed equity accounts that are benchmarked to various large cap indices.

(b)	A mix of index funds and actively managed equity accounts that are benchmarked to various mid cap indices.

2016 Form 10-K | 80

(c)	A mix of index funds and actively managed equity accounts that are benchmarked to various non-US equity indices in both developed and emerging markets.

(d)	Securities held by actively managed accounts, index funds and mutual funds.

(e)
Funds having global mandates with the flexibility to allocate capital broadly across a wide range of asset classes and strategies, including but not limited to equities, fixed income, commodities, financial futures, currencies and other securities, with objectives to outperform agreed upon benchmarks of specific return and volatility targets.

(f)	Investments in cash and cash equivalents.

Equities and registered investment companies having quoted prices are valued at the published market prices. Fixed income securities that are valued using significant other observable inputs are quoted at prices obtained from independent financial service industry-recognized vendors. Investments held in pooled investment funds, common collective trusts or limited partnerships are valued at the net asset value (NAV) practical expedient to estimate fair value. The NAV is provided by the fund administrator and is based on the value of the underlying assets owned by the fund minus its liabilities.
The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities and lower return, less volatile fixed income securities. Investment allocations are established for each plan and are generally made across a range of markets, industry sectors, capitalization sizes and in the case of fixed income securities, maturities and credit quality. The target investment allocations for the AbbVie Pension Plan is 35% in equity securities, 20% in fixed income securities and 45% in asset allocation strategies and other holdings. There are no known significant concentrations of risk in the plan assets of the AbbVie Pension Plan or any other plans' assets.
The plans' expected return on plan assets assumption is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.
Expected Defined Benefit and Other Post-Employment Plan Payments

years ending December 31 (in millions)	Defined benefit plans	Other post-employment plans
2017	$174	$14
2018	185	17
2019	199	20
2020	211	20
2021	226	22
2022 to 2026	1,351	145

The above table reflects total benefit payments expected to be paid to participants, which includes payments funded from both plan and company assets.
Defined Contribution Plan
AbbVie's principal defined contribution plan is the AbbVie Savings Plan. AbbVie recorded expense of $75 million in 2016, $73 million in 2015 and $67 million in 2014 related to this plan. AbbVie provides certain other post-employment benefits, primarily salary continuation arrangements, to qualifying employees and accrues for the related cost over the service lives of the employees.

81 | 2016 Form 10-K

Note 12 Equity

Stock-Based Compensation
AbbVie grants stock-based awards to eligible employees pursuant to the AbbVie 2013 Incentive Stock Program (2013 ISP), which provides for several different forms of benefits, including nonqualified stock options, RSAs, RSUs and various performance-based awards. Under the 2013 ISP, 100 million shares of AbbVie common stock were reserved for issuance as awards to AbbVie employees. The 2013 ISP also facilitated the assumption of certain awards granted under Abbott’s incentive stock program, which were adjusted and converted into Abbott and AbbVie stock-based awards as a result of AbbVie's separation from Abbott.
Compensation expense for stock-based awards is measured based on the grant date fair value of the awards and the estimated number of awards that are expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Compensation cost for stock-based awards is amortized over the service period, which could be shorter than the vesting period if an employee is retirement eligible. Retirement eligible employees generally are those who are age 55 or order and have at least ten years of service.
Stock-based compensation expense is principally related to awards issued pursuant to the 2013 ISP and is summarized as follows:

	Years ended December 31,
(in millions)	2016	2015	2014
Cost of products sold	$22	$21	$16
Research and development	193	111	78
Selling, general and administrative	181	150	147
Pre-tax compensation expense	396	282	241
Tax benefit	104	89	73
After-tax compensation expense	$292	$193	$168
Stock-based compensation expense for the year ended December 31, 2016 also included the post-combination impact related to Stemcentrx options. See Note 5 for additional information related to the Stemcentrx acquisition.
The realized excess tax benefits associated with stock-based compensation totaled $55 million in 2016, $61 million in 2015 and $56 million in 2014. These amounts were recorded in additional paid in capital and were presented in the consolidated statements of cash flows as an outflow in operating activities and an inflow in financing activities.
Stock Options
Stock options awarded pursuant to the 2013 ISP typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period. The exercise price is equal to at least 100% of the market value on the date of grant. The fair value is determined using the Black-Scholes model. The weighted-average grant-date fair values of stock options granted were $9.29 in 2016, $9.96 in 2015 and $9.83 in 2014.
The following table summarizes AbbVie stock option activity in 2016:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2015	23,569	$30.64	3.0	$674
Granted	1,143	54.99
Granted in acquisition	1,076	12.85
Exercised	(9,720)	26.71
Lapsed	(106)	23.62
Outstanding at December 31, 2016	15,962	$33.63	3.7	$463
Exercisable at December 31, 2016	12,945	$30.76	2.5	$412

2016 Form 10-K | 82

The total intrinsic value of options exercised was $325 million in 2016, $216 million in 2015 and $253 million in 2014. The total fair value of options vested during 2016 was $28 million. On June 1, 2016, AbbVie issued stock options for 1.1 million AbbVie shares to holders of unvested Stemcentrx options as a result of the conversion of such options in connection with the Stemcentrx acquisition. These options were fair-valued using a lattice valuation model. See Note 5 for additional information related to the Stemcentrx acquisition.

As of December 31, 2016, $34 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs, RSUs and Performance Shares
RSUs awarded to employees other than senior executives and other key employees pursuant to the 2013 ISP generally vest in one-third increments over a three year period. Recipients of these RSUs are entitled to receive dividend equivalents as dividends are declared and paid during the RSU vesting period.
The majority of the equity awards AbbVie grants to its senior executives and other key employees under the 2013 ISP are performance-based. Such awards granted before 2016 consisted of RSAs (or RSUs to the extent necessary for global employees) that generally vest in one-third increments over a three-to-five year period, with vesting contingent upon AbbVie achieving a minimum annual return on equity (ROE). Recipients are entitled to receive dividends (or dividend equivalents for RSUs) as dividends are declared and paid during the award vesting period.
In 2016, AbbVie redesigned certain aspects of its long-term incentive program. As a result, equity awards granted in 2016 to senior executives and other key employees consist of a combination of performance-vested RSUs and performance shares. The performance-vested RSUs have the potential to vest in one-third increments during a three-year performance period based on AbbVie’s ROE relative to a defined peer group of pharmaceutical, biotech and life sciences companies. The recipient may receive one share of AbbVie common stock for each vested award. The performance shares have the potential to vest over a three-year performance period and may be earned based on AbbVie’s EPS achievement and AbbVie’s total stockholder return (TSR) (a market condition) relative to a defined peer group of pharmaceutical, biotech and life sciences companies. Dividend equivalents on performance-vested RSUs and performance shares accrue during the performance period and are payable at vesting only to the extent that shares are earned.
The weighted-average grant-date fair value of RSAs, RSUs and performance shares generally is determined based on the number of shares/units granted and the quoted price of AbbVie’s common stock on the date of grant. The weighted-average grant-date fair values of performance shares with a TSR market condition are determined using the Monte Carlo simulation model.

The following table summarizes AbbVie RSA, RSU and performance share activity for 2016:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2015	12,490	$51.66
Granted	5,561	55.28
Vested	(6,559)	46.24
Forfeited	(777)	57.00
Outstanding at December 31, 2016	10,715	$56.47

The fair market value of RSAs, RSUs and performance shares (as applicable) vested was $362 million in 2016, $335 million in 2015 and $338 million in 2014.
As of December 31, 2016, $228 million of unrecognized compensation cost related to RSAs, RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

83 | 2016 Form 10-K

Cash Dividends
The following table summarizes quarterly cash dividends for the years ended December 31, 2016 and 2015:

2016			2015
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/28/16	02/15/17	$0.64	10/30/15	02/16/16	$0.57
09/09/16	11/15/16	$0.57	09/11/15	11/16/15	$0.51
06/16/16	08/15/16	$0.57	06/18/15	08/14/15	$0.51
02/18/16	05/16/16	$0.57	02/19/15	05/15/15	$0.51
Stock Repurchase Program
AbbVie's board of directors authorized increases to its existing stock repurchase program of $4.0 billion in April 2016 in anticipation of executing an ASR in connection with the Stemcentrx acquisition and of $5.0 billion in March 2015 in anticipation of executing an ASR in connection with the Pharmacyclics acquisition. The stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management’s direction depending on the company’s cash flows, net debt level and market conditions. The program has no time limit and can be discontinued at any time. Shares repurchased under these programs are recorded at acquisition cost, including related expenses and are available for general corporate purposes. The following table shows details about AbbVie’s ASR transactions:

(shares in millions, repurchase amounts in billions)
Execution date	Purchase amount	Initial delivery of shares	Final delivery of shares	Related acquisition
05/26/15	$5.0	68.1	5.0	Pharmacyclics
06/01/16	3.8	54.4	5.4	Stemcentrx

On June 2, 2016, the initial 54.4 million shares of AbbVie’s common stock related to the 2016 ASR were received. The 2016 ASR transaction was completed on September 28, 2016, resulting in the receipt of an additional 5.4 million shares. AbbVie recorded the aggregate $3.8 billion purchase price of the 2016 ASR as a reduction to common stock held in treasury on the consolidated balance sheet as of December 31, 2016.
In addition to the ASRs, AbbVie repurchased on the open market approximately 34 million shares for $2.1 billion in 2016, 46 million shares for $2.8 billion in 2015 and 9 million shares for $550 million in 2014. AbbVie's remaining share repurchase authorization was $36 million as of December 31, 2016. On February 16, 2017, AbbVie's board of directors authorized a $5.0 billion increase to AbbVie's existing stock repurchase program. The stock repurchase authorization permits shares to be repurchased in open market or private transactions, has no time limit and may be discontinued at any time.

2016 Form 10-K | 84

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of AOCI, net of tax, for 2016, 2015 and 2014:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post- employment benefits	Unrealized gains (losses) on marketable securities	Cash flow hedging activities	Total
Balance as of December 31, 2013	$470	$—	$(827)	$2	$(87)	$(442)
Other comprehensive income (loss) before reclassifications	(1,073)	—	(827)	1	187	(1,712)
Net losses reclassified from accumulated other comprehensive loss	—	—	46	—	77	123
Net current-period other comprehensive income (loss)	(1,073)	—	(781)	1	264	(1,589)
Balance as of December 31, 2014	(603)	—	(1,608)	3	177	(2,031)
Other comprehensive income (loss) before reclassifications	(667)	—	147	48	122	(350)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	—	83	(4)	(259)	(180)
Net current-period other comprehensive income (loss)	(667)	—	230	44	(137)	(530)
Balance as of December 31, 2015	(1,270)	—	(1,378)	47	40	(2,561)
Other comprehensive income (loss) before reclassifications	(165)	140	(194)	7	160	(52)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	—	59	(8)	(24)	27
Net current-period other comprehensive income (loss)	(165)	140	(135)	(1)	136	(25)
Balance as of December 31, 2016	$(1,435)	$140	$(1,513)	$46	$176	$(2,586)

Other comprehensive loss in 2016 included foreign currency translation adjustments totaling a loss of $165 million, which was principally due to the impact of the weakening of the Euro on the translation of the company’s Euro -denominated assets. Other comprehensive loss in 2015 included foreign currency translation adjustments totaling a loss of $667 million, which was principally driven by the impact of the weakening of the Euro on the translation of the company's Euro-denominated assets. Other comprehensive loss in 2014 included foreign currency translation adjustments totaling a loss of $1.1 billion, which was principally driven by (i) the impact of the substantial weakening of the Euro in 2014 on the translation of the company's Euro-denominated assets and (ii) the weakening of foreign currencies in combination with an increased concentration of cash denominated in foreign currencies accumulated in anticipation of the terminated proposed combination with Shire.

85 | 2016 Form 10-K

The table below presents the impact on AbbVie's consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

years ended December 31 (in millions) (brackets denote gains)	2016	2015	2014
Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$85	$129	$65
Tax benefit	(26)	(46)	(19)
Total reclassifications, net of tax	$59	$83	$46

Cash flow hedging activities
Losses (gains) on designated cash flow hedges(b)	$(20)	$(265)	$79
Tax expense (benefit)	(4)	6	(2)
Total reclassifications, net of tax	$(24)	$(259)	$77

(a)	Amounts are included in the computation of net periodic benefit cost (see Note 11).

(b)	Amounts are included in cost of products sold (see Note 10).
Other
In addition to common stock, AbbVie's authorized capital includes 200 million shares of preferred stock, par value $0.01. As of December 31, 2016, no shares of preferred stock were issued or outstanding.
Note 13 Income Taxes

Earnings Before Income Tax Expense

years ended December 31 (in millions)	2016	2015	2014
Domestic	$(1,651)	$(1,038)	$(3,245)
Foreign	9,535	7,683	5,614
Total earnings before income tax expense	$7,884	$6,645	$2,369
The domestic loss before income taxes in 2014 was driven by transaction and financing-related costs associated with the terminated proposed combination with Shire. See Note 5 for additional information.
Income Tax Expense

years ended December 31 (in millions)	2016	2015	2014
Current
Domestic	$2,229	$1,036	$634
Foreign	498	313	341
Total current taxes	$2,727	$1,349	$975
Deferred
Domestic	$(792)	$141	$(301)
Foreign	(4)	11	(79)
Total deferred taxes	$(796)	$152	$(380)
Total income tax expense	$1,931	$1,501	$595

2016 Form 10-K | 86

Effective Tax Rate Reconciliation

years ended December 31	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(10.3)	(9.4)	(11.3)
U.S. tax credits	(4.4)	(4.5)	(8.9)
Branded prescription drug fee	0.5	0.7	3.7
Tax law change related to foreign currency	2.4	—	—
Valuation allowances	—	(1.6)	3.6
All other, net	1.3	2.4	3.0
Effective tax rate	24.5%	22.6%	25.1%

The effective tax rate fluctuates year to year due to the allocation of the company's taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including acquisitions and collaborations. The effective tax rates in 2016, 2015 and 2014 differed from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions, business development activities and the cost of repatriation decisions. The effective tax rates for these periods also reflected the benefit from U.S. tax credits principally related to research and development credits, the orphan drug tax credit and Puerto Rico excise tax credits. The Puerto Rico excise tax credits relate to legislation enacted by Puerto Rico that assesses an excise tax on certain products manufactured in Puerto Rico. The tax is levied on gross inventory purchases from entities in Puerto Rico and is included in cost of products sold in the consolidated statements of earnings. The majority of the tax is creditable for U.S. income tax purposes.

The effective tax rate in 2016 included additional expense of $187 million related to the recognition of the tax effect of regulations issued by the Internal Revenue Service on December 7, 2016 that changed the determination of the US taxability of foreign currency gains and losses related to certain foreign operations.

The effective income tax rate included a tax benefit of $103 million in 2015 from a reduction of state valuation allowances.
The effective tax rate in 2014 included additional expenses of $129 million related to the Branded Prescription Drug Fee, which is non-deductible and state valuation allowances of $129 million. On July 28, 2014, the Internal Revenue Service issued final rules and regulations for the Branded Prescription Drug Fee, an annual non-tax-deductible fee payable to the federal government under the Affordable Care Act based on an allocation of a company's market share for branded prescription drugs sold to certain government programs in the prior year. The final rules accelerated the expense recognition criteria for the fee obligation from the year in which the fee is paid, to the year in which the market share used to allocate the fee is determined. This change required AbbVie and other industry participants to recognize an additional year of expense in 2014.

87 | 2016 Form 10-K

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2016	2015
Deferred tax assets
Compensation and employee benefits	$665	$584
Accruals and reserves	378	368
Chargebacks and rebates	473	472
Deferred revenue	391	372
Depreciation	24	45
Net operating losses and other credit carryforwards	151	282
Other	71	316
Total deferred tax assets	2,153	2,439
Valuation allowances	(76)	(70)
Total net deferred tax assets	2,077	2,369
Deferred tax liabilities
Excess of book basis over tax basis of intangible assets	(5,375)	(4,459)
Excess of book basis over tax basis in investments	(3,367)	(2,958)
Total deferred tax liabilities	(8,742)	(7,417)
Net deferred tax liabilities	$(6,665)	$(5,048)

The increases in the deferred tax liabilities were primarily due to the acquisition of Stemcentrx in which AbbVie recorded the excess of book basis over tax basis of intangible assets.
As of December 31, 2016, gross state net operating losses were $847 million and tax credit carryforwards were $188 million. The state tax carryforwards expire between 2017 and 2036. As of December 31, 2016, foreign net operating loss carryforwards were $198 million. Foreign net operating loss carryforwards of $166 million expire between 2017 and 2026 and the remaining do not have an expiration period.
The company had valuation allowances of $76 million as of December 31, 2016 and $70 million as of December 31, 2015. These were principally related to state net operating losses and credit carryforwards that are not expected to be realized.
Deferred income taxes have not been provided on approximately $29 billion of the undistributed earnings of foreign subsidiaries as these earnings have been indefinitely reinvested for continued use in foreign operations. Due to the complexities in tax laws and assumptions that would have to be made, it is not practicable to estimate the amount of income taxes that would be due if these earnings were distributed.
Unrecognized Tax Benefits

years ended December 31 (in millions)	2016	2015	2014
Balance as of January 1	$954	$421	$247
Increase due to current year tax positions	118	187	115
Increase due to prior year tax positions	111	369	67
Decrease due to prior year tax positions	(7)	(15)	(6)
Lapse of statutes of limitations	(8)	(8)	(2)
Balance as of December 31	$1,168	$954	$421

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

2016 Form 10-K | 88

If recognized, the net amount of potential tax benefits that would impact the company's effective tax rate is $1.1 billion in 2016 and $901 million in 2015. Of the unrecognized tax benefits recorded in the table above as of December 31, 2016, AbbVie would be indemnified for approximately $96 million. The "Increase due to prior year tax positions" in the table above includes amounts relating to federal, state and international items as well as prior positions acquired through business development activities during the year. Uncertain tax positions are generally included as a long-term liability on the consolidated balance sheets.
AbbVie recognizes interest and penalties related to income tax matters in income tax expense in the consolidated statements of earnings. AbbVie recognized gross income tax expense of $35 million in 2016, $13 million in 2015 and $10 million in 2014, for interest and penalties related to income tax matters. AbbVie had an accrual for the payment of gross interest and penalties of $112 million at December 31, 2016, $83 million at December 31, 2015 and $25 million at December 31, 2014.
The company is routinely audited by the tax authorities in significant jurisdictions and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitation, the company's gross unrecognized tax benefits balance may change within the next twelve months up to $201 million. All significant federal, state, local and international matters have been concluded for years through 2005. The company believes adequate provision has been made for all income tax uncertainties.
Note 14 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $225 million as of December 31, 2016 and approximately $170 million at December 31, 2015. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie's consolidated financial position, results of operations or cash flows.
Subject to certain exceptions specified in the separation agreement by and between Abbott and AbbVie, AbbVie assumed the liability for, and control of, all pending and threatened legal matters related to its business, including liabilities for any claims or legal proceedings related to products that had been part of its business, but were discontinued prior to the distribution, as well as assumed or retained liabilities, and will indemnify Abbott for any liability arising out of or resulting from such assumed legal matters.
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
Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by three named direct purchasers of Niaspan and the other brought by ten named end-payor purchasers of Niaspan. The cases are consolidated for pre-trial proceedings in the United States District Court for the Eastern District of Pennsylvania under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. The office of the Attorney General of the State of Alaska has served AbbVie with a

89 | 2016 Form 10-K

Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit. In October 2016, the State of California filed a lawsuit regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys' fees.
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
In March 2015, the State of Louisiana filed a lawsuit, State of Louisiana v. Fournier Industrie et Sante, et al., against AbbVie, Abbott and affiliated Abbott entities in Louisiana state court. Plaintiff alleges that patent applications and patent litigation filed and other alleged conduct from the early 2000's and before related to the drug TriCor violated Louisiana State antitrust and unfair trade practices laws. The lawsuit seeks monetary damages and attorneys' fees. In August 2015, the court dismissed the case as time-barred. In December 2016, the appellate court for the state’s appeal remanded for the trial court to determine whether the state is a proper party in interest.
In August 2013, a putative class action lawsuit, Sidney Hillman Health Center of Rochester, et al. v. AbbVie Inc., et al., was filed against AbbVie in the United States District Court for the Northern District of Illinois by three healthcare benefit providers alleging violations of Federal Racketeer Influenced and Corrupt Organizations (RICO) statutes and state deceptive business practice and unjust enrichment laws in connection with reimbursements for certain uses of Depakote from 1998 to 2012. Plaintiffs seek monetary damages and/or equitable relief and attorneys' fees. In June 2016, the court granted AbbVie’s motion to dismiss, without prejudice, and the plaintiffs have filed an amended complaint.
In November 2014, a putative class action lawsuit, Medical Mutual of Ohio v. AbbVie Inc., et al., was filed against several manufacturers of testosterone replacement therapies (TRTs), including AbbVie, in the United States District Court for the Northern District of Illinois on behalf of all insurance companies, health benefit providers and other third party payors who paid for TRTs, including AndroGel. The claims asserted include violations of the federal RICO Act and state consumer fraud and deceptive trade practices laws. The complaint seeks monetary damages and injunctive relief. A similar lawsuit, Allied Services Division Welfare Fund v. AbbVie Inc., et al., was filed in the same court in October 2015 on behalf of the same putative class members and a putative class of consumers.
Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 3,941 claims are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 217 claims are pending in various state courts. Plaintiffs seek compensatory and punitive damages.
Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Over ninety percent of the approximately 698 claims are pending in the United States District Court for the Southern District of Illinois, and the rest are pending in various other federal and state courts. Plaintiffs seek compensatory and punitive damages.
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
In June 2016, a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Plaintiffs seek compensatory and punitive damages.

2016 Form 10-K | 90

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
Note 15 Segment and Geographic Area Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie's net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. The following tables detail AbbVie's worldwide net revenues:

years ended December 31 (in millions)	2016	2015	2014
HUMIRA	$16,078	$14,012	$12,543
IMBRUVICA	1,832	754	—
VIEKIRA	1,522	1,639	48
Lupron	821	826	778
Synagis	730	740	835
Synthroid	763	755	709
Creon	730	632	516
AndroGel	675	694	934
Kaletra	549	700	870
Sevoflurane	428	474	550
Duodopa	293	231	220
All other	1,217	1,402	1,957
Total net revenues	$25,638	$22,859	$19,960

Net revenues to external customers by geographic area, based on product shipment destination, were as follows:

years ended December 31 (in millions)	2016	2015	2014
United States	$15,947	$13,561	$10,845
Germany	1,104	1,082	1,035
United Kingdom	776	688	722
Japan	770	599	581
France	713	597	584
Canada	624	551	551
Spain	589	618	534
Italy	523	452	432
Brazil	355	376	435
The Netherlands	352	334	345
All other countries	3,885	4,001	3,896
Total net revenues	$25,638	$22,859	$19,960

91 | 2016 Form 10-K

Long-lived assets, primarily net property and equipment, by geographic area were as follows:

years ended December 31 (in millions)	2016	2015
United States and Puerto Rico	$1,822	$1,868
Europe	504	513
All other	278	184
Total long-lived assets	$2,604	$2,565

Note 16 Quarterly Financial Data (unaudited)

(in millions except per share data)	2016	2015
First Quarter
Net revenues	$5,958	$5,040
Gross margin	4,589	4,098
Net earnings(a)	1,354	1,022
Basic earnings per share	$0.83	$0.64
Diluted earnings per share	$0.83	$0.63
Cash dividends declared per common share	$0.57	$0.51
Second Quarter
Net revenues	$6,452	$5,475
Gross margin	5,047	4,559
Net earnings(b)	1,610	1,366
Basic earnings per share	$0.99	$0.84
Diluted earnings per share	$0.98	$0.83
Cash dividends declared per common share	$0.57	$0.51
Third Quarter
Net revenues	$6,432	$5,944
Gross margin	4,928	4,777
Net earnings(c)	1,598	1,239
Basic earnings per share	$0.97	$0.75
Diluted earnings per share	$0.97	$0.74
Cash dividends declared per common share	$0.57	$0.51
Fourth Quarter
Net revenues	$6,796	$6,400
Gross margin	5,241	4,925
Net earnings(d)	1,391	1,517
Basic earnings per share	$0.86	$0.93
Diluted earnings per share	$0.85	$0.92
Cash dividends declared per common share	$0.64	$0.57

(a)
Results for the first quarter of 2016 included a net foreign exchange loss of $298 million relating to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. Results for the first quarter of 2015 included after-tax foreign exchange losses of $170 million related to the liquidation in 2015 of remaining foreign currency positions related to the terminated proposed combination with Shire in 2014, a $100 million after-tax charge as a

2016 Form 10-K | 92

result of entering into an exclusive worldwide license agreement with C2N and after-tax costs of $41 million incurred in connection with the with the acquisition of Pharmacyclics.

(b)
Second quarter results in 2016 included after-tax costs totaling $122 million relating to the acquisition of Stemcentrx and BI compounds as well as the amortization of the acquisition date fair value step-up for inventory related to the acquisition of Pharmacyclics. Second quarter results for 2015 included after-tax costs totaling $215 million incurred in connection with the acquisition and integration of Pharmacyclics.

(c)
Third quarter results in 2016 included after-tax costs totaling $104 million relating to the change in fair value of contingent consideration. Results for the third quarter of 2015 included a $350 million after-tax charge related to the purchase of a rare pediatric disease PRV from a third party, after after-tax costs totaling $85 million incurred in connection with the acquisition and integration of Pharmacyclics and an $83 million after-tax charge due to the     achievement of a development milestone under the global collaboration with Infinity.

(d)
Fourth quarter results in 2016 included after-tax costs totaling $187 million associated with a tax law change for regulations issued in the fourth quarter of 2016 that revised the treatment of foreign currency translation gains and losses for certain operations and included after-tax costs totaling $85 million relating to the change in fair value of contingent consideration. Fourth quarter results for 2015 included after-tax costs totaling $68 million incurred in connection with the acquisition and integration of Pharmacyclics and after-tax charges of $101 million to increase the company's litigation reserves.

93 | 2016 Form 10-K

Report Of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of AbbVie Inc.
We have audited the accompanying consolidated balance sheets of AbbVie Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AbbVie Inc. and subsidiaries at December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 17, 2017

2016 Form 10-K | 94

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures; Internal Control Over Financial Reporting
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
        Changes in internal control over financial reporting.   There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended December 31, 2016.
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
        Management's annual report on internal control over financial reporting.    Management of AbbVie is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. AbbVie's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.
Management assessed the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management concluded that AbbVie maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
The effectiveness of AbbVie's internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report below, which expresses an unqualified opinion on the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2016.

95 | 2016 Form 10-K

Report of independent registered public accounting firm. The report of AbbVie's independent registered public accounting firm related to its assessment of the effectiveness of internal control over financial reporting is included below.

2016 Form 10-K | 96

Report Of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of AbbVie Inc.
We have audited AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AbbVie Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, AbbVie Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 of AbbVie Inc. and subsidiaries and our report dated February 17, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 17, 2017

97 | 2016 Form 10-K

ITEM 9B. OTHER INFORMATION

None.

2016 Form 10-K | 98

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are "Information Concerning Director Nominees," "The Board of Directors and its Committees—Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2017 AbbVie Inc. Proxy Statement. The 2017 Definitive Proxy Statement will be filed on or about March 20, 2017. Also incorporated herein by reference is the text found in this Form 10-K under the caption, "Executive Officers of the Registrant."
AbbVie's code of business conduct requires all its business activities to be conducted in compliance with all applicable laws, regulations and ethical principles and values. All directors, officers and employees of AbbVie are required to read, understand and abide by the requirements of the code of business conduct applicable to them. AbbVie's code of business conduct is available in the corporate governance section of AbbVie's investor relations website at www.abbvieinvestor.com.
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
AbbVie has a chief ethics and compliance officer who reports to the chief executive officer and to the public policy committee. The chief ethics and compliance officer is responsible for overseeing, administering and monitoring AbbVie's compliance program.
ITEM 11. EXECUTIVE COMPENSATION

The material to be included in the 2017 Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2017 Definitive Proxy Statement will be filed on or about March 20, 2017.

99 | 2016 Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.
The following table presents information as of December 31, 2016 about AbbVie's equity compensation plans under which AbbVie common stock has been authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	25,991,282	$33.63	78,997,077
Equity compensation plans not approved by security holders	—	—	—
Total	25,991,282	$33.63	78,997,077

(1)	Includes 10,761,273 shares issuable under AbbVie's Incentive Stock Program pursuant to awards granted by Abbott and adjusted into AbbVie awards in connection with AbbVie's separation from Abbott.

(2)	The weighted-average exercise price does not include outstanding restricted stock units and restricted stock awards that have no exercise price.

(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Securities Ownership—Securities Ownership of Executive Officers and Directors" in the 2017 Proxy Statement. The 2017 Definitive Proxy Statement will be filed on or about March 20, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2017 Proxy Statement under the headings "The Board of Directors and its Committees," "Corporate Governance Materials," and "Procedures for Approval of Related Person Transactions" is incorporated herein by reference. The 2017 Definitive Proxy Statement will be filed on or about March 20, 2017.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material to be included in the 2017 Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" is incorporated herein by reference. The 2017 Definitive Proxy Statement will be filed on or about March 20, 2017.

2016 Form 10-K | 100

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K.

(1)	Financial Statements: See Item 8, "Financial Statements and Supplementary Data," on page 47 hereof, for a list of financial statements.

(2)	Financial Statement Schedules: All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 103 through 105 of this Form 10-K.

(b)	Exhibits filed: See Exhibit Index on pages 103 through 105.

(c)	Financial Statement Schedules: None applicable.

101 | 2016 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AbbVie Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AbbVie Inc.
By:	/s/ RICHARD A. GONZALEZ
	Name:	Richard A. Gonzalez
	Title:	Chairman of the Board and Chief Executive Officer
Date:	February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbbVie Inc. on February 17, 2017 in the capacities indicated below.

/s/ RICHARD A. GONZALEZ	/s/ WILLIAM J. CHASE
Richard A. Gonzalez Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	William J. Chase Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ THOMAS A. HURWICH
Thomas A. Hurwich Vice President, Controller (Principal Accounting Officer)

/s/ ROBERT J. ALPERN, M.D.	/s/ ROXANNE S. AUSTIN
Robert J. Alpern, M.D. Director of AbbVie Inc.	Roxanne S. Austin Director of AbbVie Inc.

/s/ WILLIAM H.L. BURNSIDE	/s/ BRETT J. HART
William H.L. Burnside Director of AbbVie Inc.	Brett J. Hart Director of AbbVie Inc.

/s/ EDWARD M. LIDDY	/s/ EDWARD J. RAPP
Edward M. Liddy Director of AbbVie Inc.	Edward J. Rapp Director of AbbVie Inc.

/s/ GLENN F. TILTON	/s/ FREDERICK H. WADDELL
Glenn F. Tilton Director of AbbVie Inc.	Frederick H. Waddell Director of AbbVie Inc.

2016 Form 10-K | 102

EXHIBIT INDEX
ABBVIE INC.
ANNUAL REPORT
FORM 10-K
2016

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed" under the Securities Exchange Act of 1934.

Exhibit Number	Exhibit Description
2.1
*Agreement and Plan of Merger, dated as of April 25, 2016, by and among Stemcentrx, Inc., AbbVie Inc., Sirius Sonoma Corporation, AbbVie Stemcentrx LLC (formerly Sirius Sonoma LLC) and, solely for the purposes set forth therein, Fertile Valley LLC (incorporated by reference to Exhibit 2.1 of AbbVie’s Current Report on Form 8-K/A filed on May 6, 2016).

2.2
*Amendment No. 1, dated as of May 28, 2016, to the Agreement and Plan of Merger, dated as of April 25, 2016, by and among Stemcentrx, Inc., AbbVie Inc., Sirius Sonoma Corporation, AbbVie Stemcentrx LLC (formerly Sirius Sonoma LLC) and, solely for the purposes set forth therein, Fertile Valley LLC (incorporated by reference to Exhibit 2.2 of AbbVie’s Current Report on Form 8-K filed on June 1, 2016).

2.3
*Agreement and Plan of Reorganization by and among AbbVie Inc., Oxford Amherst Corporation, Oxford Amherst LLC and Pharmacyclics, Inc. dated as of March 4, 2015 (incorporated by reference to Exhibit 2.1 of the company's Current Report on Form 8-K filed on March 6, 2015).

2.4
*Amendment No. 1 to Agreement and Plan of Reorganization by and among AbbVie Inc., Oxford Amherst Corporation, Oxford Amherst LLC and Pharmacyclics, Inc. dated as of March 22, 2015 (incorporated by reference to Exhibit 2.1 of the company's Current Report on Form 8-K filed on March 23, 2015).

3.1	*Amended and Restated Certificate of Incorporation of AbbVie Inc. (incorporated by reference to Exhibit 3.1 of the company's Current Report on Form 8-K filed on January 2, 2013).
3.2	*Amended and Restated By-Laws of AbbVie Inc. (incorporated by reference to Exhibit 3.1 of the company's Current Report on Form 8-K filed on February 22, 2016).
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

4.4
*Supplemental Indenture No. 3 dated May 12, 2016, between AbbVie Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of AbbVie’s Current Report on Form 8-K filed on May 12, 2016).

4.5
*Supplemental Indenture No. 4, dated as of November 17, 2016, among AbbVie Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as paying agent and Elavon Financial Services DAC, as transfer agent and registrar (incorporated by reference to Exhibit 1.1 of the company's Current Report on Form 8-K filed on November 17,2016).

4.6
*Agency Agreement, dated as of November 17, 2016, among AbbVie Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as paying agent and Elavon Financial Services DAC, as transfer agent and registrar (incorporated by reference to Exhibit 1.1 of the company's Current Report on Form 8-K filed on November 17,2016).

4.7
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

10.2	*AbbVie 2013 Incentive Stock Program (incorporated by reference to Exhibit A to the AbbVie Inc. Definitive Proxy Statement on Schedule 14A dated March 15, 2013).**

103 | 2016 Form 10-K

Exhibit Number	Exhibit Description
10.3	*AbbVie 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.14 of the company's Annual Report on Form 10-K filed on March 15, 2013).**
10.4	*AbbVie Performance Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K filed on February 19, 2016).**
10.5	AbbVie Deferred Compensation Plan, as amended and restated.**
10.6	*AbbVie Non-Employee Directors' Fee Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of the company's Annual Report on Form 10-K filed on February 19, 2016).**
10.7	AbbVie Supplemental Pension Plan.**
10.8	*AbbVie Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.8 of the company's Annual Report on Form 10-K filed on February 19, 2016). **
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
10.14
*Form of AbbVie Inc. Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.15	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**
10.16
*Form of AbbVie Inc. Retention Restricted Stock Unit Agreement - Cliff Vesting (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.17
*Form of AbbVie Inc. Retention Restricted Stock Unit Agreement - Ratable Vesting (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.18
*Form of AbbVie Inc. Retention Restricted Stock Agreement - Cliff Vesting (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.19
*Form of AbbVie Inc. Retention Restricted Stock Agreement - Ratable Vesting (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.20	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**
10.21
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.22	*Stemcentrx 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on June 16, 2016).**
10.23	*Pharmacyclics, Inc. 2014 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.1 of the company's Registration Statement on Form S-8 filed on May 27, 2015).**
10.24
*Revolving Credit Agreement, dated as of August 18, 2014, among AbbVie Inc., AbbVie Private Limited, AbbVie Holdings Private Limited, JPMorgan Chase Bank, N.A. and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.2 of the company's Current Report on Form 8-K filed on August 21, 2014).

2016 Form 10-K | 104

Exhibit Number	Exhibit Description
10.25
*Amendment No. 1 to Revolving Credit Agreement, dated as of March 16, 2015, by and among AbbVie Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the company's Current Report on Form 8-K filed on March 20, 2015).

10.26
*Three-Year Term Loan Agreement, dated as of September 25, 2015, among AbbVie, Bank of America, N.A. and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 of the company's Current Report on Form 8-K filed on September 29, 2015).

10.27
*364-Day Term Loan Credit Agreement, dated as of September 25, 2015, among AbbVie, Bank of America, N.A. and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.2 of the company's Current Report on Form 8-K filed on September 29, 2015).

10.28
*364-Day Bridge Term Loan Credit Agreement, dated as of March 27, 2015, among the company, as borrower, the various financial institutions party thereto, as lenders and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the company's Current Report on Form 8-K filed on March 30, 2015).

10.29
*Underwriting Agreement, dated as of May 5, 2015, by and among AbbVie Inc. and Morgan Stanley & Co. LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several other underwriters named therein (incorporated by reference to Exhibit 1.1 of the company's Current Report on Form 8-K filed on May 7, 2015).

10.30
*Underwriting Agreement, dated as of May 9, 2016, by and among AbbVie Inc., and Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named in Schedule II thereto (incorporated by reference to Exhibit 1.1 of AbbVie’s Current Report on Form 8-K filed on May 12, 2016).

10.31
*Underwriting Agreement, dated as of November 14, 2016, by and among AbbVie Inc., and Barclays Bank PLC, Deutsche Bank AG, London Branch, J.P. Morgan Securities plc, Merrill Lynch International and Morgan Stanley & Co. International plc, as representatives of the several other underwriters named therein (incorporated by reference to Exhibit 1.1 of the company's Current Report on Form 8-K filed on November 17, 2016).

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
101
The following financial statements and notes from the AbbVie Inc. Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 17, 2017, formatted in XBRL: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

The AbbVie Inc. 2017 Definitive Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 20, 2017.

_______________________________________________________________________________

*	Incorporated herein by reference. Commission file number 001-35565.

**	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
AbbVie will furnish copies of any of the above exhibits to a stockholder upon written request to the Secretary, AbbVie Inc., 1 North Waukegan Road, North Chicago, Illinois 60064.

105 | 2016 Form 10-K