Form 10-Q
period 2017-03-31
AbbVie Inc.
filed 2017-05-05
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

As of April 24, 2017, AbbVie Inc. had 1,591,540,513 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

2017 Form 10-Q |	1

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2017	2016
Net revenues	$6,538	$5,958

Cost of products sold	1,616	1,369
Selling, general and administrative	1,368	1,355
Research and development	1,135	946
Acquired in-process research and development	—	10
Total operating costs and expenses	4,119	3,680
Operating earnings	2,419	2,278

Interest expense, net	247	200
Net foreign exchange loss	13	302
Other expense, net	73	—
Earnings before income tax expense	2,086	1,776
Income tax expense	375	422
Net earnings	$1,711	$1,354

Per share data
Basic earnings per share	$1.07	$0.83
Diluted earnings per share	$1.06	$0.83
Cash dividends declared per common share	$0.64	$0.57

Weighted-average basic shares outstanding	1,597	1,616
Weighted-average diluted shares outstanding	1,603	1,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2017	2016
Net earnings	$1,711	$1,354

Foreign currency translation adjustments, net of tax expense (benefit) of $— for the three months ended March 31, 2017 and $41 for the three months ended March 31, 2016	170	188
Net investment hedging activities, net of tax expense (benefit) of $(36) for the three months ended March 31, 2017 and $— for the three months ended March 31, 2016	(64)	—
Pension and post-employment benefits, net of tax expense (benefit) of $8 for the three months ended March 31, 2017 and $8 for the three months ended March 31, 2016	11	15
Marketable security activities, net of tax expense (benefit) of $(1) for the three months ended March 31, 2017 and $(7) for the three months ended March 31, 2016	(8)	(25)
Cash flow hedging activities, net of tax expense (benefit) of $(13) for the three months ended March 31, 2017 and $(7) for the three months ended March 31, 2016	(65)	(40)
Other comprehensive income	44	138
Comprehensive income	$1,755	$1,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and equivalents	$4,740	$5,100
Short-term investments	1,508	1,323
Accounts receivable, net	4,677	4,758
Inventories	1,427	1,444
Prepaid expenses and other	3,195	3,562
Total current assets	15,547	16,187

Investments	2,123	1,783
Property and equipment, net	2,612	2,604
Intangible assets, net	28,629	28,897
Goodwill	15,490	15,416
Other assets	1,263	1,212
Total assets	$65,664	$66,099

Liabilities and Equity
Current liabilities
Short-term borrowings	$400	$377
Current portion of long-term debt and lease obligations	25	25
Accounts payable and accrued liabilities	8,419	9,379
Total current liabilities	8,844	9,781

Long-term debt and lease obligations	36,526	36,440
Deferred income taxes	6,797	6,890
Other long-term liabilities	8,499	8,352

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,762,827,782 shares issued as of March 31, 2017 and 1,754,900,486 as of December 31, 2016	18	18
Common stock held in treasury, at cost, 171,461,810 shares as of March 31, 2017 and 162,387,762 as of December 31, 2016	(11,430)	(10,852)
Additional paid-in capital	13,889	13,678
Retained earnings	5,063	4,378
Accumulated other comprehensive loss	(2,542)	(2,586)
Total stockholders’ equity	4,998	4,636

Total liabilities and equity	$65,664	$66,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2017	2016
Cash flows from operating activities
Net earnings	$1,711	$1,354
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	103	103
Amortization of intangible assets	271	165
Change in fair value of contingent consideration	85	—
Stock-based compensation	141	138
Upfront costs and milestones related to collaborations	28	25
Devaluation loss related to Venezuela	—	298
Other, net	45	62
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(34)	81
Inventories	71	19
Prepaid expenses and other assets	(53)	(159)
Accounts payable and other liabilities	(266)	42
Cash flows from operating activities	2,102	2,128

Cash flows from investing activities
Acquisitions and investments	(63)	(28)
Acquisitions of property and equipment	(95)	(121)
Purchases of investment securities	(970)	(1,342)
Sales and maturities of investment securities	444	33
Cash flows from investing activities	(684)	(1,458)

Cash flows from financing activities
Net change in short-term borrowings	23	(6)
Repayments of long-term debt and lease obligations	(6)	—
Dividends paid	(1,027)	(924)
Purchases of treasury stock	(895)	(409)
Proceeds from the exercise of stock options	85	77
Other, net	26	43
Cash flows from financing activities	(1,794)	(1,219)
Effect of exchange rate changes on cash and equivalents	16	(294)
Net decrease in cash and equivalents	(360)	(843)
Cash and equivalents, beginning of period	5,100	8,399

Cash and equivalents, end of period	$4,740	$7,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1    Basis of Presentation

Basis of Historical Presentation
The unaudited interim condensed consolidated financial statements of AbbVie Inc. (AbbVie or the company) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2016.

It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the company’s financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard provides clarifying guidance to assist in the evaluation of whether transactions are treated as business combinations or asset acquisitions. AbbVie elected to early adopt the standard in the first quarter of 2017. This standard will be applied prospectively to any transactions occurring after adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. AbbVie adopted the standard in the first quarter of 2017. As a result, all excess tax benefits associated with stock-based awards are recognized in the statement of earnings when the awards vest or settle, rather than in stockholders' equity. In addition, excess tax benefits in the statement of cash flows are now classified as an operating activity rather than as a financing activity. AbbVie adopted these changes prospectively and recognized $26 million of excess tax benefits in income tax expense and classified this within cash flows from operating activities for the three months ended March 31, 2017.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). The amendments in this standard supersede most current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) modified retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. AbbVie will adopt the standard effective the first quarter of 2018 and apply the amendments using the modified retrospective method. AbbVie's revenues are primarily comprised of product sales. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net earnings. These provisions will not impact the accounting for AbbVie's investments in debt securities. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard will be effective for AbbVie starting with the first quarter of 2018. The standard does not permit early adoption with the exception of certain targeted provisions. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements.

2017 Form 10-Q |	6

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard changes how credit losses are measured for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, the standard requires the use of a new forward-looking "expected credit loss" model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. Additionally, the standard requires new disclosures and will be effective for AbbVie starting with the first quarter of 2020. Early adoption beginning in the first quarter of 2019 is permitted. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact to retained earnings as of the beginning of the fiscal year of adoption. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The new standard requires entities to recognize the income tax consequences of an intercompany transfer of an asset other than inventory when the transfer occurs. Under current U.S. GAAP, the income tax consequences of these intercompany asset transfers are deferred until the asset is sold to a third party or otherwise recovered through use. The standard will be effective for AbbVie starting with the first quarter of 2018. Adjustments for this update are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings with any adjustments reflected as of the beginning of the fiscal year of adoption. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements. As of March 31, 2017, AbbVie had approximately $1.8 billion of prepaid income tax assets that will be affected by this standard, of which $1.3 billion was included in prepaid expenses and other on the condensed consolidated balance sheet.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer continue to report the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented separately outside of income from operations, and are not eligible for capitalization. This standard will be effective for AbbVie starting with the first quarter of 2018. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements.
Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended March 31,
(in millions)	2017	2016
Interest expense	$273	$215
Interest income	(26)	(15)
Interest expense, net	$247	$200
Inventories

(in millions)	March 31, 2017	December 31, 2016
Finished goods	$273	$223
Work-in-process	1,024	1,080
Raw materials	130	141
Inventories	$1,427	$1,444

2017 Form 10-Q |	7

Property and Equipment

(in millions)	March 31, 2017	December 31, 2016
Property and equipment, gross	$7,596	$7,526
Accumulated depreciation	(4,984)	(4,922)
Property and equipment, net	$2,612	$2,604
Depreciation expense was $103 million for the three months ended March 31, 2017 and 2016.
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

The following table summarizes the impact of the two-class method:

	Three months ended March 31,
(in millions, except per share information)	2017	2016
Basic EPS
Net earnings	$1,711	$1,354
Earnings allocated to participating securities	9	7
Earnings available to common shareholders	$1,702	$1,347
Weighted-average basic shares outstanding	1,597	1,616
Basic earnings per share	$1.07	$0.83

Diluted EPS
Net earnings	$1,711	$1,354
Earnings allocated to participating securities	9	7
Earnings available to common shareholders	$1,702	$1,347
Weighted-average shares of common stock outstanding	1,597	1,616
Effect of dilutive securities	6	9
Weighted-average diluted shares outstanding	1,603	1,625
Diluted earnings per share	$1.06	$0.83

Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded were insignificant for all periods presented.
Note 4    Licensing, Acquisitions and Other Arrangements

Acquisition of Stemcentrx

On June 1, 2016, AbbVie acquired all of the outstanding equity interests in Stemcentrx, a privately-held biotechnology company. The transaction expanded AbbVie’s oncology pipeline by adding the late-stage asset rovalpituzumab tesirine (Rova-T), four additional early-stage clinical compounds in solid tumor indications and a significant portfolio of pre-clinical assets. Rova-T is currently in registrational trials for small cell lung cancer.

The acquisition of Stemcentrx was accounted for as a business combination using the acquisition method of accounting.

2017 Form 10-Q |	8

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

Intangible assets related to acquired in-process research and development (IPR&D) for Rova-T, four additional early-stage clinical compounds in solid tumor indications and several additional pre-clinical compounds. The estimated fair value of the acquired IPR&D was determined using the multi-period excess earnings model of the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated annual cash flows for each asset or product (including net revenues, cost of sales, research and development (R&D) costs, selling and marketing costs and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the regulatory approval probabilities, commercial success risks, competitive landscape as well as other factors.

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

2017 Form 10-Q |	9

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of AbbVie and Stemcentrx for the three months ended March 31, 2016 as if the acquisition of Stemcentrx had occurred on January 1, 2015:

Three months ended March 31,
(in millions, except per share information)	2016
Net revenues	$5,959
Net earnings	1,287
Basic earnings per share	$0.77
Diluted earnings per share	$0.76

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Stemcentrx. In order to reflect the occurrence of the acquisition on January 1, 2015 as required, the unaudited pro forma financial information includes adjustments to reflect the additional interest expense associated with the issuance of debt to finance the acquisition and the reclassification of acquisition, integration, and financing-related costs incurred during 2016 to the three months ended March 31, 2015. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2015. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

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

The company concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. Under the terms of the agreement, AbbVie made an upfront payment of $595 million. Additionally, $18 million of payments to BI, pursuant to a contractual obligation to reimburse BI for certain development costs it incurred prior to the acquisition date, were initially deferred. AbbVie may make certain contingent payments upon the achievement of defined development, regulatory and commercial milestones, as well as royalty payments based on net revenues of licensed products. The maximum aggregate amount payable for development and regulatory milestones is approximately $1.6 billion. The acquisition-date fair value of these milestones was $606 million. The acquisition-date fair value of contingent royalty payments was $2.8 billion. The potential contingent consideration payments were estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which were then discounted to present value. The fair value measurements were based on Level 3 inputs.

The following table summarizes total consideration:

(in millions)
Cash	$595
Deferred consideration payable	18
Contingent consideration	3,365
Total consideration	$3,978

2017 Form 10-Q |	10

The following table summarizes fair values of assets acquired as of the April 1, 2016 acquisition date:

(in millions)
Assets acquired
Identifiable intangible assets - Indefinite-lived research and development	$3,890
Goodwill	88
Total assets acquired	$3,978

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

Other Licensing & Acquisitions Activity

Excluding the acquisitions above, cash outflows related to other acquisitions and investments totaled $63 million for the three months ended March 31, 2017 and $28 million for the three months ended March 31, 2016. AbbVie recorded no IPR&D charges for the three months ended March 31, 2017 and IPR&D charges of $10 million for the three months ended March 31, 2016.
Note 5    Collaboration with Janssen Biotech, Inc.

In December 2011, Pharmacyclics, a wholly-owned subsidiary of AbbVie, entered into a worldwide collaboration and license agreement with Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson for the joint development and commercialization of IMBRUVICA, a novel, orally active, selective covalent inhibitor of Bruton's tyrosine kinase (BTK) and certain compounds structurally related to IMBRUVICA, for oncology and other indications, excluding all immune and inflammatory mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the United States and outside the United States.

The collaboration provides Janssen with an exclusive license to commercialize IMBRUVICA outside of the United States and co-exclusively with AbbVie in the United States. Both parties are responsible for the development, manufacturing and marketing of any products generated as a result of the collaboration. The collaboration has no set duration or specific expiration date and provides for potential future development, regulatory and approval milestone payments of up to $200 million to AbbVie. The collaboration also includes a cost sharing arrangement for associated collaboration activities. Except in certain cases, Janssen is responsible for approximately 60% of collaboration development costs and AbbVie is responsible for the remaining 40% of collaboration development costs.

In the United States, both parties have co-exclusive rights to commercialize the products; however, AbbVie is the principal in the end customer product sales. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of products. Sales of IMBRUVICA are included in AbbVie's net revenues. Janssen's share of profits is included in AbbVie's cost of products sold. Other costs incurred under the collaboration are reported in their respective expense line items, net of Janssen's share.

Outside the United States, Janssen is responsible for and has exclusive rights to commercialize IMBRUVICA. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of products. AbbVie's share of profits is included in AbbVie's net revenues. Other costs incurred under the collaboration are reported in their respective expense line items, net of Janssen's share.

2017 Form 10-Q |	11

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended March 31,
(in millions)	2017	2016
United States - Janssen's share of profits (included in cost of products sold)	$212	$153
International - AbbVie's share of profits (included in net revenues)	94	56
Global - AbbVie's share of other costs (included in respective line items)	59	63
Note 6    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2016	$15,416
Foreign currency translation adjustments	74
Balance as of March 31, 2017	$15,490

The latest impairment assessment of goodwill was completed in the third quarter of 2016. As of March 31, 2017, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if impairment indicators exist.

Intangible Assets, Net

The following table summarizes intangible assets:

	March 31, 2017			December 31, 2016
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$16,471	$(4,451)	$12,020	$16,464	$(4,256)	$12,208
License agreements	7,809	(1,190)	6,619	7,809	(1,110)	6,699
Total definite-lived intangible assets	24,280	(5,641)	18,639	24,273	(5,366)	18,907
Indefinite-lived research and development	9,990	—	9,990	9,990	—	9,990
Total intangible assets, net	$34,270	$(5,641)	$28,629	$34,263	$(5,366)	$28,897

Amortization expense was $271 million for the three months ended March 31, 2017 and $165 million for the three months ended March 31, 2016. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.

For the three months ended March 31, 2017, no impairment charges were recorded to intangible assets. For the three months ended March 31, 2016, an impairment charge of $39 million was recorded related to certain developed product rights in the United States due to a decline in the market for the product. The fair value was based on a discounted cash flow analysis and the charge was included in cost of products sold in the condensed consolidated statement of earnings.

The indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. Indefinite-lived intangible assets as of March 31, 2017 and December 31, 2016 primarily related to the acquisitions of Stemcentrx and BI compounds. See Note 4 for additional information. The latest impairment assessment of intangible assets not subject to amortization was completed in the third quarter of 2016. No impairment charges were recorded for the three months

2017 Form 10-Q |	12

ended March 31, 2017 and 2016. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if impairment indicators exist.
Note 7    Restructuring Plans

AbbVie recorded restructuring charges of $16 million for the three months ended March 31, 2017 and $3 million for the three months ended March 31, 2016.

The following table summarizes the cash activity in the restructuring reserve for the three months ended March 31, 2017:

(in millions)
Accrued balance as of December 31, 2016	$87
2017 restructuring charges	16
Payments and other adjustments	(30)
Accrued balance as of March 31, 2017	$73
Note 8    Financial Instruments and Fair Value Measures

Risk Management Policy

See Note 10 to the company's Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of AbbVie's risk management policy and use of derivative instruments.

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $2.9 billion at March 31, 2017 and $2.2 billion at December 31, 2016, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than eighteen months. Accumulated gains and losses as of March 31, 2017 will be reclassified from accumulated other comprehensive loss (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.

The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $6.2 billion at March 31, 2017 and $6.6 billion at December 31, 2016.

The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. In the fourth quarter of 2016, the company issued €3.6 billion aggregate principal amount of senior Euro notes and designated the principal amounts of this foreign denominated debt as net investment hedges.

AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, with notional amounts totaling $11.8 billion at March 31, 2017 and December 31, 2016. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

2017 Form 10-Q |	13

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	March 31, 2017	December 31, 2016	Balance sheet caption	March 31, 2017	December 31, 2016
Foreign currency forward exchange contracts —
Designated as cash flow hedges	Prepaid expenses and other	$80	$170	Accounts payable and accrued liabilities	$18	$5
Designated as cash flow hedges	Other assets	3	—	Other long-term liabilities	12	—
Not designated as hedges	Prepaid expenses and other	12	55	Accounts payable and accrued liabilities	37	33
Interest rate swaps designated as fair value hedges	Other assets	—	—	Other long-term liabilities	353	338
Total derivatives		$95	$225		$420	$376

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table presents the amounts of gains/(losses) from derivative instruments recognized in other comprehensive income:

	Three months ended March 31,
(in millions)	2017	2016
Foreign currency forward exchange contracts	$(61)	$(46)

The amount of hedge ineffectiveness was insignificant for all periods presented. Assuming market rates remain constant through contract maturities, the company expects to transfer pre-tax unrealized gains of $129 million into cost of products sold for foreign currency cash flow hedges during the next 12 months.

Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized a pre-tax loss of $100 million in other comprehensive income in the three months ended March 31, 2017.

The following table summarizes the pre-tax amounts and location of derivative instrument net gains/(losses) recognized in the condensed consolidated statements of earnings, including the effective portions of the net gains/(losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains/(losses) reclassified out of AOCI.

		Three months ended March 31,
(in millions)	Statement of earnings caption	2017	2016
Foreign currency forward exchange contracts —
Designated as cash flow hedges	Cost of products sold	$17	$1
Not designated as hedges	Net foreign exchange loss	(46)	(65)
Interest rate swaps designated as fair value hedges	Interest expense, net	(15)	254
Total		$(44)	$190

The gain/(loss) related to outstanding interest rate swaps designated as fair value hedges is recognized in interest expense, net and directly offsets the (loss)/gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to interest expense, net for all periods presented.

2017 Form 10-Q |	14

Fair Value Measures

The fair value hierarchy consists of the following three levels:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

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

The following table summarizes the bases used to measure certain assets and liabilities that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2017:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$4,740	$727	$4,013	$—
Time deposits	1,029	—	1,029	—
Debt securities	2,490	—	2,490	—
Equity securities	65	65	—	—
Foreign currency contracts	95	—	95	—
Total assets	$8,419	$792	$7,627	$—
Liabilities
Interest rate hedges	$353	$—	$353	$—
Foreign currency contracts	67	—	67	—
Contingent consideration	4,298	—	—	4,298
Total liabilities	$4,718	$—	$420	$4,298

2017 Form 10-Q |	15

The following table summarizes the bases used to measure certain assets and liabilities that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of December 31, 2016:

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

The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were based on prices obtained from commercial pricing services. Available-for-sale equity securities consists of investments for which the fair values were determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company were valued using publicized spot curves for interest rate hedges and publicized forward curves for foreign currency contracts. The fair value measurements of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products still in development. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At March 31, 2017, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $180 million. Additionally, at March 31, 2017, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $360 million.

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent consideration related to the acquisitions of Stemcentrx and BI compounds. See Note 4 for additional information.

(in millions)
Fair value as of December 31, 2016	$4,213
Change in fair value recognized in net earnings	85
Fair value as of March 31, 2017	$4,298

The change in fair value recognized in net earnings was recorded in other expense, net in the condensed consolidated statement of earnings for the three months ended March 31, 2017.

2017 Form 10-Q |	16

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that were recognized at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of March 31, 2017 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book Value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$47	$47	$—	$5	$42
Total assets	$47	$47	$—	$5	$42
Liabilities
Short-term borrowings	$400	$400	$—	$400	$—
Current portion of long-term debt and lease obligations	25	25	—	25	—
Long-term debt and lease obligations, excluding fair value hedges	36,879	36,976	34,896	2,080	—
Total liabilities	$37,304	$37,401	$34,896	$2,505	$—

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

Investments primarily consist of cost method investments, for which the company takes into consideration recent transactions and financial information of the investee, which represents a Level 3 basis of fair value measurement. The fair values of short-term and current borrowings approximate the carrying values due to the short maturities of these instruments.

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

2017 Form 10-Q |	17

Available-for-sale Securities

Substantially all of the company’s investments in debt and equity securities were classified as available-for-sale. Debt securities classified as short-term were $452 million as of March 31, 2017 and $309 million as of December 31, 2016. Long-term debt securities mature primarily within five years. Estimated fair values of available-for-sale securities were generally based on prices obtained from commercial pricing services.

The following table is a summary of available-for-sale securities by type as of March 31, 2017:

	Amortized Cost	Gross unrealized		Fair Value
(in millions)		Gains	Losses
Asset backed securities	$937	$1	$(4)	$934
Corporate debt securities	1,435	2	(2)	1,435
Other debt securities	122	—	(1)	121
Equity securities	18	48	(1)	65
Total	$2,512	$51	$(8)	$2,555

The following table is a summary of available-for-sale securities by type as of December 31, 2016:

	Amortized Cost	Gross unrealized		Fair Value
(in millions)		Gains	Losses
Asset backed securities	$891	$1	$(4)	$888
Corporate debt securities	961	1	(2)	960
Other debt securities	127	—	(1)	126
Equity securities	18	60	(2)	76
Total	$1,997	$62	$(9)	$2,050

AbbVie had no other-than-temporary impairments as of March 31, 2017. For the three months ended March 31, 2017 and 2016, net realized gains were insignificant.

Concentrations of Risk

The functional currency of the company’s Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar (VEF) were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the Divisa Complementaria (DICOM) rate. Therefore, during the first quarter of 2016, AbbVie recorded a charge of $298 million to net foreign exchange loss to revalue its bolivar-denominated net monetary assets using the DICOM rate then in effect of approximately 270 VEF per U.S. dollar. As of March 31, 2017 and December 31, 2016, AbbVie’s net monetary assets in Venezuela were insignificant.

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding net governmental receivables in these countries totaled $244 million at March 31, 2017 and December 31, 2016. The company also continues to do business with foreign governments in certain oil-exporting countries which have recently experienced a deterioration in economic conditions, including Saudi Arabia and Russia. Outstanding net governmental receivables related to Saudi Arabia were $125 million as of March 31, 2017 and $122 million as of December 31, 2016. Outstanding net governmental receivables related to Russia were $110 million as of March 31, 2017 and December 31, 2016. Due to oil market conditions in recent years, liquidity issues in certain countries may result in delays in the collection of receivables. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Of total net accounts receivable, three U.S. wholesalers accounted for 49% as of March 31, 2017 and 51% as of December 31, 2016, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.

2017 Form 10-Q |	18

HUMIRA (adalimumab) is AbbVie’s single largest product and accounted for approximately 63% of AbbVie’s total net revenues for the three months ended March 31, 2017 and 60% for the three months ended March 31, 2016.

Debt and Credit Facilities

Short-term borrowings included commercial paper of $400 million as of March 31, 2017 and $377 million as of December 31, 2016. The weighted-average interest rate on commercial paper borrowings was 1.1% for the three months ended March 31, 2017 and was 0.6% for the three months ended March 31, 2016.
Note 9    Post-Employment Benefits

The following is a summary of net periodic benefit costs relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans		Other post- employment plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2017	2016	2017	2016
Service cost	$58	$53	$7	$7
Interest cost	50	51	6	6
Expected return on plan assets	(95)	(89)	—	—
Amortization of actuarial losses and prior service costs	26	22	1	—
Net periodic benefit cost	$39	$37	$14	$13

AbbVie's principal domestic defined benefit plan is the AbbVie Pension Plan. AbbVie made voluntary contributions to this plan of $150 million in the three months ended March 31, 2017 and 2016.
Note 10 Equity

Stock-Based Compensation

Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and is summarized as follows:

	Three months ended March 31,
(in millions)	2017	2016
Cost of products sold	$3	$3
Research and development	64	63
Selling, general and administrative	74	72
Pre-tax compensation expense	141	138
Tax benefit	47	48
After-tax compensation expense	$94	$90

Stock Options

During the three months ended March 31, 2017, in connection with the company's annual grant, AbbVie granted 1.2 million stock options with a weighted-average grant-date fair value of $9.80. As of March 31, 2017, $33 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

2017 Form 10-Q |	19

RSAs, RSUs and Performance Shares

During the three months ended March 31, 2017, in connection with the company's annual grant, AbbVie granted 5.7 million RSUs and performance shares with a weighted-average grant-date fair value of $61.38. As of March 31, 2017, $408 million of unrecognized compensation cost related to RSAs, RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

Cash Dividends

The following table summarizes quarterly cash dividends declared for the three months ended March 31, 2017 and the full year 2016:

2017			2016
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
02/16/17	05/15/17	$0.64	10/28/16	02/15/17	$0.64
			09/09/16	11/15/16	$0.57
			06/16/16	08/15/16	$0.57
			02/18/16	05/16/16	$0.57

Stock Repurchase Program

On February 16, 2017, AbbVie's board of directors authorized a $5.0 billion increase to AbbVie's existing stock repurchase program. The stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's direction depending on the company's cash flows, net debt level and market conditions. The program has no time limit and can be discontinued at any time. Shares repurchased under this program are recorded at acquisition cost, including related expenses, and are available for general corporate purposes.

AbbVie repurchased approximately 7.8 million shares in the open market for $500 million during the three months ended March 31, 2017. During the three months ended March 31, 2017, AbbVie cash-settled $285 million of its open market purchases made at the end of 2016. AbbVie's remaining stock repurchase authorization was $4.5 billion as of March 31, 2017.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post- employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2016	$(1,435)	$140	$(1,513)	$46	$176	$(2,586)
Other comprehensive income (loss) before reclassifications	170	(64)	(8)	2	(49)	51
Net losses (gains) reclassified from accumulated other comprehensive loss	—	—	19	(10)	(16)	(7)
Net current-period other comprehensive income (loss)	170	(64)	11	(8)	(65)	44
Balance as of March 31, 2017	$(1,265)	$76	$(1,502)	$38	$111	$(2,542)

Other comprehensive income for the three months ended March 31, 2017 included foreign currency translation adjustments totaling a gain of $170 million, which was principally due to the impact of the improvement in the Euro in the three months ended March 31, 2017 on the translation of the company’s assets denominated in the Euro.

2017 Form 10-Q |	20

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016:

(in millions)	Foreign currency translation adjustments	Pension and post- employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2015	$(1,270)	$(1,378)	$47	$40	$(2,561)
Other comprehensive income (loss) before reclassifications	188	1	(24)	(39)	126
Net losses (gains) reclassified from accumulated other comprehensive loss	—	14	(1)	(1)	12
Net current-period other comprehensive income (loss)	188	15	(25)	(40)	138
Balance as of March 31, 2016	$(1,082)	$(1,363)	$22	$—	$(2,423)

Other comprehensive income for the three months ended March 31, 2016 included foreign currency translation adjustments totaling a gain of $188 million, which was principally due to the impact of the improvement in the Euro in the three months ended March 31, 2016 on the translation of the company’s assets denominated in the Euro.

The table below presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(in millions) (brackets denote gains)	2017	2016
Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$27	$22
Tax benefit	(8)	(8)
Total reclassifications, net of tax	$19	$14
Cash flow hedging activities
Losses (gains) on designated cash flow hedges(b)	$(17)	$(1)
Tax expense	1	—
Total reclassifications, net of tax	$(16)	$(1)

(a) Amounts are included in the computation of net periodic benefit cost (see Note 9).

(b) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 18% for the three months ended March 31, 2017 and 24% for the three months ended March 31, 2016. The effective tax rate in each period differed from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions and business development activities together with the cost of repatriation decisions. The decrease in the effective tax rate for the three months ended March 31, 2017 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including collaborations, the impact of the prior year non-deductible devaluation loss related to Venezuela and the impact of the adoption of ASU No. 2016-09, which changed the accounting treatment for excess tax benefits associated with stock-based awards. See Note 1 for additional information related to the adoption of this accounting pronouncement.

Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months up to $231 million. AbbVie and Abbott Laboratories (Abbott) entered into a tax sharing agreement effective on the date of separation,

2017 Form 10-Q |	21

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
Note 12 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $225 million as of March 31, 2017 and December 31, 2016. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

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

Several pending lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others are consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi-District Litigation (MDL) Rules as In re: AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission (FTC), generally allege Solvay's patent litigation involving AndroGel was sham litigation and the 2006 patent litigation settlement agreements and related agreements with three generic companies violate federal antitrust laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. These cases include: (a) four individual plaintiff lawsuits; (b) three purported class actions; and (c) Federal Trade Commission v. Actavis, Inc. et al. Following the district court's dismissal of all plaintiffs' claims, appellate proceedings led to the reinstatement of the claims regarding the patent litigation settlements, which are proceeding in discovery in the district court. The Attorney General of the State of Alaska had also served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in these lawsuits. In January 2017, the Alaska Attorney General’s office reported that it had closed that matter and would not be taking further action.

Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by three named direct purchasers of Niaspan and the other brought by ten named end-payor purchasers of Niaspan. The cases are consolidated for pre-trial proceedings in the United States District Court for the Eastern District of Pennsylvania under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. The office of the Attorney General of the State of Alaska had also served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit. In January 2017, the Alaska Attorney General’s office reported that it had closed that matter and would not be taking further action. In October 2016, the State of California filed a lawsuit regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees.

In November 2007, GlaxoSmithKline plc (GSK) filed a lawsuit against Abbott in the United States District Court for the Northern District of California alleging that Abbott violated federal antitrust and various state laws in connection with the 2003 Norvir re-pricing. In March 2011, a jury found that Abbott did not violate antitrust laws, but breached its license agreement with GSK. In January 2014, the United States Court of Appeals for the Ninth Circuit reversed this verdict and remanded the case for a new trial due to the alleged improper exclusion of a potential juror. The case was returned to the district court in California, but after GSK dismissed its federal antitrust claims, the case was transferred in April 2015 to the United States District Court for the Middle District of North Carolina, where the case is proceeding. AbbVie assumed the liability for and control of this proceeding in connection with its separation from Abbott.

2017 Form 10-Q |	22

In September 2014, the FTC filed suit in the United States District Court for the Eastern District of Pennsylvania against AbbVie and others, alleging that the 2011 patent litigation with two generic companies regarding AndroGel was sham litigation and the patent litigation settlement with one of those generic companies violates federal antitrust laws. The FTC's complaint seeks monetary damages and injunctive relief. In May 2015, the court dismissed the FTC's claim regarding the patent litigation settlement. The office of the Attorney General of the State of Alaska had also served AbbVie with a Civil Investigative Demand, primarily seeking documents that AbbVie produced in this lawsuit. In January 2017, the Alaska Attorney General’s office reported that it had closed that matter and would not be taking further action.

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

In August 2013, a putative class action lawsuit, Sidney Hillman Health Center of Rochester, et al. v. AbbVie Inc., et al., was filed against AbbVie in the United States District Court for the Northern District of Illinois by three healthcare benefit providers alleging violations of Federal Racketeer Influenced and Corrupt Organizations (RICO) statutes and state deceptive business practice and unjust enrichment laws in connection with reimbursements for certain uses of Depakote from 1998 to 2012. Plaintiffs seek monetary damages and/or equitable relief and attorneys' fees. In February 2017, the court dismissed this lawsuit with prejudice and in March 2017, the plaintiffs appealed that dismissal with the United States Court of Appeals for the Seventh Circuit.

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

Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 4,150 claims are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 230 claims are pending in various state courts. Plaintiffs seek compensatory and punitive damages.

Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Over ninety percent of the approximately 695 claims are pending in the United States District Court for the Southern District of Illinois, and the rest are pending in various other federal and state courts. Plaintiffs seek compensatory and punitive damages.

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

2017 Form 10-Q |	23

Manufacturing, Limited’s proposed biosimilar adalimumab product infringes certain AbbVie patents. AbbVie seeks declaratory and injunctive relief.

In March 2017, AbbVie filed a lawsuit, AbbVie Inc. v. Novartis Vaccines and Diagnostics, Inc. and Grifols Worldwide Operations Ltd., in the United States District Court for the Northern District of California against Novartis Vaccines and Grifols Worldwide seeking a declaratory judgment that eleven HCV-related patents licensed to AbbVie in 2002 are invalid.
Note 13 Segment Information

AbbVie operates in one business segment—pharmaceutical products. The following table details AbbVie’s worldwide net revenues:

	Three months ended March 31,
(in millions)	2017	2016
HUMIRA	$4,118	$3,577
IMBRUVICA	551	381
VIEKIRA	263	414
Lupron	194	190
Creon	185	150
Synagis	300	319
Synthroid	192	182
AndroGel	136	156
Kaletra	115	133
Sevoflurane	107	111
Duodopa	80	68
All other	297	277
Total net revenues	$6,538	$5,958

2017 Form 10-Q |	24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of March 31, 2017 and December 31, 2016 and the results of operations for the three months ended March 31, 2017 and 2016. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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

AbbVie’s products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie has approximately 29,000 employees. AbbVie operates in one business segment—pharmaceutical products.

2017 Strategic Objectives

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

Financial Results

The company's financial performance for the three months ended March 31, 2017 included delivering worldwide net revenues of $6.5 billion, operating earnings of $2.4 billion, and diluted earnings per share of $1.06. Worldwide net revenues grew by 10% on a constant currency basis, driven primarily by the continued strength of HUMIRA, revenue growth related to IMBRUVICA, and revenue growth from other key products including Creon and Duodopa. These increases were partially offset primarily by a decline in net revenues of VIEKIRA.

Diluted earnings per share was $1.06 for the three months ended March 31, 2017 and included the following after-tax costs: (i) $203 million related to the amortization of intangible assets; (ii) $84 million for the change in fair value of contingent consideration liabilities; (iii) milestone payments of $28 million; and (iv) acquisition related costs of $25 million. Additionally, financial results for the three months ended March 31, 2017 reflected continued added funding to support AbbVie’s emerging mid- and late-stage pipeline assets and continued investment in AbbVie’s growth brands.

The company generated cash flows from operations of $2.1 billion for the three months ended March 31, 2017, which AbbVie utilized to continue to enhance its pipeline through licensing and collaboration activities, pay cash dividends to stockholders of $1.0

2017 Form 10-Q |	25

billion and repurchase approximately 7.8 million shares for $500 million in the open market. In February 2017, AbbVie’s board of directors declared a quarterly cash dividend of $0.64 per share of common stock payable in May 2017.

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

AbbVie’s pipeline currently includes more than 50 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology, virology and neurology along with targeted investments in cystic fibrosis and women’s health. Of these programs, more than 30 are in mid- and late-stage development.

The following sections summarize transitions of significant programs from Phase 2 development to Phase 3 development as well as developments in significant Phase 3 and registration programs. AbbVie expects multiple Phase 2 programs to transition into Phase 3 programs in the next twelve months.

Significant Programs and Developments

Oncology

IMBRUVICA

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

•
In April 2017, AbbVie announced that the FDA accepted a supplemental New Drug Application (sNDA) for IMBRUVICA in chronic graft-versus-host-disease (cGVHD) after failure of one or more lines of systemic therapy. cGVHD is a severe, potentially life-threatening consequence of stem cell or bone marrow transplant. If approved by the FDA, IMBRUVICA will be the first therapy specifically approved to treat this condition.

Venetoclax

•
AbbVie recently initiated a Phase 3 clinical trial to study the safety and efficacy of venetoclax in combination with azacitidine in untreated (treatment-naïve) elderly subjects with acute myeloid leukemia who are ineligible for standard induction therapy (high-dose chemotherapy).

Rova-T

•
AbbVie recently initiated a Phase 3 clinical trial to evaluate the efficacy of Rova-T as maintenance therapy following first-line platinum based chemotherapy in participants with extensive stage small cell lung cancer.

Veliparib

•
In April 2017, AbbVie announced that two Phase 3 studies evaluating veliparib, an investigational, oral poly (adenosine diphosphate-ribose) polymerase (PARP) inhibitor in combination with chemotherapy did not meet their primary endpoints. The studies evaluated veliparib in combination with carboplatin and paclitaxel in patients with squamous non-small cell lung cancer (NSCLC) and triple negative breast cancer (TNBC). Ongoing Phase 3 studies include non-squamous non-small cell lung cancer, BRCA1/2 breast cancer and ovarian cancer.

2017 Form 10-Q |	26

Virology/Liver Disease

•
In January 2017, AbbVie announced that its marketing authorization application (MAA) has been validated and is now under accelerated assessment by the European Medicines Agency (EMA) for the company's investigational, pan-genotypic regimen of glecaprevir/pibrentasvir (G/P) for the treatment of all major chronic HCV genotypes. G/P is also intended to address the needs of patients with specific treatment challenges, including those with severe chronic kidney disease (CKD) and those not cured with previous direct-acting antiviral (DAA) treatment. In February 2017, AbbVie announced that the FDA accepted its New Drug Application (NDA) and granted priority review for the company's investigational, pan-genotypic regimen of G/P for the treatment of all major chronic HCV genotypes.

•
In February 2017, AbbVie announced that the Committee for Medicinal Products for Human Use (CHMP) granted a positive opinion for a shorter, eight-week treatment of VIEKIRAX (ombitasvir/paritaprevir/ritonavir tablets) + EXVIERA (dasabuvir tablets) as an option for previously untreated adult patients with genotype 1b chronic HCV and minimal to moderate fibrosis.

For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

	Three months ended March 31,		Percent change
			At actual currency rates	At constant currency rates
(dollars in millions)	2017	2016
United States	$4,052	$3,494	15.9%	15.9%
International	2,486	2,464	0.9%	1.8%
Net revenues	$6,538	$5,958	9.7%	10.1%

2017 Form 10-Q |	27

The following table details AbbVie’s worldwide net revenues:

	Three months ended March 31,		Percent change
			At actual currency rates	At constant currency rates
(dollars in millions)	2017	2016
HUMIRA
United States	$2,696	$2,195	22.8%	22.8%
International	1,422	1,382	2.9%	4.6%
Total	$4,118	$3,577	15.1%	15.8%
IMBRUVICA
United States	$457	$325	40.7%	40.7%
Collaboration revenues	94	56	68.0%	68.0%
Total	$551	$381	44.7%	44.7%
VIEKIRA
United States	$38	$125	(69.6)%	(69.6)%
International	225	289	(21.9)%	(20.8)%
Total	$263	$414	(36.3)%	(35.5)%
Lupron
United States	$155	$151	1.9%	1.9%
International	39	39	1.2%	(0.2)%
Total	$194	$190	1.7%	1.4%
Creon
United States	$185	$150	22.8%	22.8%
Synagis
International	$300	$319	(5.9)%	(8.2)%
Synthroid
United States	$192	$182	5.7%	5.7%
AndroGel
United States	$136	$156	(12.8)%	(12.8)%
Kaletra
United States	$19	$33	(41.8)%	(41.8)%
International	96	100	(4.4)%	(6.4)%
Total	$115	$133	(13.6)%	(15.1)%
Sevoflurane
United States	$18	$17	0.7%	0.7%
International	89	94	(4.9)%	(3.0)%
Total	$107	$111	(4.0)%	(2.4)%
Duodopa
United States	$14	$7	84.6%	84.6%
International	66	61	8.9%	12.0%
Total	$80	$68	17.0%	19.8%
All other	$297	$277	7.7%	8.5%
Total net revenues	$6,538	$5,958	9.7%	10.1%

The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.

Global HUMIRA sales increased 16% for the three months ended March 31, 2017, primarily as a result of market growth across therapeutic categories and geographies and favorable pricing in certain geographies. In the United States, HUMIRA sales increased 23% for the three months ended March 31, 2017, driven by prescription volume, favorable pricing and market growth across all indications. Internationally, HUMIRA sales increased 5% for the three months ended March 31, 2017, driven primarily by market growth. AbbVie continues to pursue strategies to help further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.

2017 Form 10-Q |	28

Net revenues for IMBRUVICA represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of IMBRUVICA profit. Global IMBRUVICA sales increased 45% for the three months ended March 31, 2017, as a result of continued penetration of IMBRUVICA as a first-line treatment for patients with chronic lymphocytic leukemia (CLL) as well as favorable pricing.

Global VIEKIRA sales decreased 36% for the three months ended March 31, 2017 as a result of lower market share, primarily in the United States, market contraction and price erosion. In the United States, sales decreased 70% for the three months ended March 31, 2017, primarily due to the contraction of the overall market and lower market share. International revenues decreased 21% for the three months ended March 31, 2017, primarily due to market declines and price erosion in certain geographies.

Net revenues for Creon increased 23% for the three months ended March 31, 2017, driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market.

Synagis is a seasonal product with the majority of sales occurring in the first and fourth quarters. Synagis revenues for the three months ended March 31, 2017 decreased 8% primarily due to lower volume in certain geographies.

Net revenues for Duodopa increased 20% for the three months ended March 31, 2017, primarily as a result of market penetration and geographic expansion. Duopa was approved in the United States in January 2015. AbbVie expects net revenues for Duopa in the United States will continue to gradually increase as the product gains acceptance in the marketplace.

Gross Margin

	Three months ended March 31,
(dollars in millions)	2017	2016	% change
Gross margin	$4,922	$4,589	7%
as a % of net revenues	75%	77%

Gross margin as a percentage of net revenues decreased for the three months ended March 31, 2017 compared to the prior year period primarily due to the impact of higher intangible asset amortization, the impact of the IMBRUVICA profit sharing arrangement and unfavorable foreign exchange rates. These reductions were partially offset by the favorable impact of product mix across the portfolio.

Selling, General and Administrative

	Three months ended March 31,
(dollars in millions)	2017	2016	% change
Selling, general and administrative	$1,368	$1,355	1%
as a % of net revenues	21%	23%

SG&A expenses as a percentage of net revenues decreased for the three months ended March 31, 2017 compared to the prior year period due to continued leverage from revenue growth.

2017 Form 10-Q |	29

Research and Development and Acquired In-Process Research and Development

	Three months ended March 31,
(dollars in millions)	2017	2016	% change
Research and development	$1,135	$946	20%
as a % of net revenues	17%	16%
Acquired in-process research and development	$—	$10	(100)%

Research and Development (R&D) expenses for the three months ended March 31, 2017 increased compared to the prior year period principally due to increased funding to support the company’s emerging mid- and late-stage pipeline assets and the impact of the post-acquisition R&D expenses of Stemcentrx and BI compounds.

Other Non-Operating Expenses

	Three months ended March 31,
(in millions)	2017	2016
Interest expense	$273	$215
Interest income	(26)	(15)
Interest expense, net	$247	$200

Net foreign exchange loss	$13	$302
Other expense, net	73	—

Interest expense, net for the three months ended March 31, 2017 increased from the prior year due to the May 2016 issuance of $7.8 billion aggregate principal amount of senior notes, which were issued primarily to finance the acquisition of Stemcentrx and to repay an outstanding term loan.

Net foreign exchange loss for the three months ended March 31, 2016 included losses totaling $298 million related to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Venezuelan devaluation.

Other expense, net for the three months ended March 31, 2017 included a charge of $85 million related to the change in fair value of the BI and Stemcentrx contingent consideration liabilities. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates and other market-based factors. For the three months ended March 31, 2017, the change in fair value represented mainly the passage of time. See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding the acquisitions of Stemcentrx and BI compounds.

Income Tax Expense

The effective tax rate was 18% for the three months ended March 31, 2017 and 24% for the three months ended March 31, 2016. The effective tax rate in each period differed from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions and business development activities together with the cost of repatriation decisions. The decrease in the effective tax rate for the three months ended March 31, 2017 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including collaborations, the impact of the prior year non-deductible devaluation loss related to Venezuela and the impact of the adoption of ASU No. 2016-09, which changed the accounting treatment for excess tax benefits associated with stock-based awards. See Note 1 to the Condensed Consolidated Financial Statements for additional information related to the adoption of this accounting pronouncement.

2017 Form 10-Q |	30

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
(in millions)	2017	2016
Cash flows provided by/(used in):
Operating activities	$2,102	$2,128
Investing activities	(684)	(1,458)
Financing activities	(1,794)	(1,219)

Operating cash flows for the three months ended March 31, 2017 reflected improved results of operations resulting from revenue growth and an improvement in operating earnings offset primarily by timing of payments related to accounts payable and other liabilities. Cash provided by operating activities reflected AbbVie’s voluntary contributions to its principal domestic defined benefit plan of $150 million for the three months ended March 31, 2017 and 2016. Realized excess tax benefits associated with stock-based compensation totaled $26 million for the three months ended March 31, 2017 and were presented within cash flows from operating activities as a result of the adoption of a new accounting pronouncement. In the three months ended March 31, 2016, prior to the adoption of the new accounting pronouncement, realized excess tax benefits of $27 million were presented within cash flows from financing activities. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the adoption of this new accounting pronouncement.

Investing cash flows for the three months ended March 31, 2017 primarily included net purchases of investment securities totaling $526 million. For the three months ended March 31, 2016, investing activities primarily included net purchases of investment securities totaling $1.3 billion. Cash flows from investing activities for the three months ended March 31, 2017 and 2016 also reflected capital expenditures.

Financing cash flows included cash dividend payments of $1.0 billion for the three months ended March 31, 2017 and $924 million for the three months ended March 31, 2016. The increase in cash dividend payments was primarily due to an increase in the dividend rate. On October 28, 2016, AbbVie announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.57 per share to $0.64 per share beginning with the dividend that was paid on February 15, 2017 to stockholders of record as of January 13, 2017. This reflects an increase of approximately 12% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.

On February 16, 2017, AbbVie's board of directors authorized a $5.0 billion increase to AbbVie's existing stock repurchase program. Under this program, the company repurchased approximately 7.8 million shares for $500 million in the open market in three months ended March 31, 2017. Additionally, during the three months ended March 31, 2017, AbbVie cash-settled $285 million of its open market purchases made at the end of 2016. The stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's direction depending on the company's cash flows, net debt level and market conditions. The program has no time limit and can be discontinued at any time.

During the three months ended March 31, 2017 and 2016, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $400 million as of March 31, 2017 and $377 million as of December 31, 2016. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.

Cash and equivalents were impacted by net favorable exchange rate changes totaling $16 million for the three months ended March 31, 2017 and net unfavorable exchange rate changes totaling $294 million for the three months ended March 31, 2016. The unfavorable exchange rate changes in 2016 were primarily due to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. While a significant portion of cash and equivalents as of March 31, 2017 were considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the amount of undistributed earnings as of March 31, 2017 has been reinvested indefinitely.

2017 Form 10-Q |	31

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

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding net governmental receivables in these countries totaled $244 million at March 31, 2017 and December 31, 2016. The company also continues to do business with foreign governments in certain oil-exporting countries which have recently experienced a deterioration in economic conditions, including Saudi Arabia and Russia. Outstanding net governmental receivables related to Saudi Arabia were $125 million as of March 31, 2017 and $122 million as of December 31, 2016. Outstanding net governmental receivables related to Russia were $110 million as of March 31, 2017 and December 31, 2016. Due to oil market conditions in recent years, liquidity issues in certain countries may result in delays in the collection of receivables. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Currently, AbbVie does not believe the economic conditions in oil-exporting countries will have a significant impact on the company’s liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of March 31, 2017.

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At March 31, 2017, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were insignificant. There were no amounts outstanding under the credit facility as of March 31, 2017 and December 31, 2016.

Access to Capital

The company intends to fund short-term and long-term financial obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt. The company’s ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for the company’s products or in the solvency of its customers or suppliers, deterioration in the company’s key financial ratios or credit ratings, or other material unfavorable changes in business conditions. At the current time, the company believes it has sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support the company’s growth objectives.

Credit Ratings

There were no changes in the company’s credit ratings in the three months ended March 31, 2017. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.

CRITICAL ACCOUNTING POLICIES

A summary of the company’s significant accounting policies is included in Note 2 entitled “Summary of Significant Accounting Policies” to the company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in the company’s application of its critical accounting policies during the three months ended March 31, 2017.

2017 Form 10-Q |	32

FORWARD-LOOKING STATEMENTS

Some statements in this quarterly report on Form 10-Q may be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, and changes to laws and regulations applicable to our industry. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2016, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2016.
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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended March 31, 2017.

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

2017 Form 10-Q |	33

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 – January 31, 2017	68,472	(1)	$43.96	(1)	—	$36,288,894
February 1, 2017 – February 28, 2017	53,260	(1)	$42.30	(1)	—	$5,036,288,894	(2)
March 1, 2017 – March 31, 2017	7,798,075	(1)	$64.17	(1)	7,789,297	$4,536,288,945
Total	7,919,807	(1)	$63.85	(1)	7,789,297	$4,536,288,945	(2)

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares included the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 68,472 in January; 53,260 in February; and 8,778 in March, with average exercise prices of $43.96 in January; $42.30 in February; and $46.11 in March.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.
On February 16, 2017, AbbVie's board of directors authorized a $5.0 billion increase to AbbVie's existing stock repurchase program. The stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's direction depending on the company's cash flows, net debt level and market conditions. The program has no time limit and can be discontinued at any time.

ITEM 6. EXHIBITS

Incorporated by reference to the Exhibit Index included herewith.

2017 Form 10-Q |	34

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ William J. Chase
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: May 5, 2017

2017 Form 10-Q |	35

EXHIBIT INDEX

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1	Form of AbbVie Inc. Non-Employee Director Restricted Stock Unit Agreement.*

10.2	Form of AbbVie Inc. Non-Qualified Stock Option Agreement.*

10.3	Form of AbbVie Inc. Performance Share Award Agreement.*

10.4	Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement.*

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 5, 2017, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*  Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.