Form 10-Q
period 2017-06-30
AbbVie Inc.
filed 2017-08-07
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 24, 2017, AbbVie Inc. had 1,594,094,698 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

2017 Form 10-Q |	1

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Net revenues	$6,944	$6,452	$13,482	$12,410

Cost of products sold	1,528	1,405	3,144	2,774
Selling, general and administrative	1,504	1,466	2,872	2,821
Research and development	1,223	1,124	2,358	2,070
Acquired in-process research and development	15	70	15	80
Total operating costs and expenses	4,270	4,065	8,389	7,745
Operating earnings	2,674	2,387	5,093	4,665

Interest expense, net	253	225	500	425
Net foreign exchange loss	6	15	19	317
Other expense, net	62	51	135	51
Earnings before income tax expense	2,353	2,096	4,439	3,872
Income tax expense	438	486	813	908
Net earnings	$1,915	$1,610	$3,626	$2,964

Per share data
Basic earnings per share	$1.20	$0.99	$2.26	$1.82
Diluted earnings per share	$1.19	$0.98	$2.25	$1.81
Cash dividends declared per common share	$0.64	$0.57	$1.28	$1.14

Weighted-average basic shares outstanding	1,595	1,624	1,595	1,620
Weighted-average diluted shares outstanding	1,600	1,632	1,602	1,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Net earnings	$1,915	$1,610	$3,626	$2,964

Foreign currency translation adjustments, net of tax expense (benefit) of $33 for the three months and $33 for the six months ended June 30, 2017 and $(21) for the three months and $20 for the six months ended June 30, 2016	249	(55)	419	133
Net investment hedging activities, net of tax expense (benefit) of $(86) for the three months and $(122) for the six months ended June 30, 2017 and $— for the three months and $— for the six months ended June 30, 2016	(153)	—	(217)	—
Pension and post-employment benefits, net of tax expense (benefit) of $7 for the three months and $15 for the six months ended June 30, 2017 and $7 for the three months and $15 for the six months ended June 30, 2016	2	18	13	33
Marketable security activities, net of tax expense (benefit) of $3 for the three months and $2 for the six months ended June 30, 2017 and $(1) for the three months and $(8) for the six months ended June 30, 2016	18	32	10	7
Cash flow hedging activities, net of tax expense (benefit) of $(2) for the three months and $(15) for the six months ended ended June 30, 2017 and $3 for the three months and $(4) for the six months ended June 30, 2016	(122)	38	(187)	(2)
Other comprehensive income (loss)	(6)	33	38	171
Comprehensive income	$1,909	$1,643	$3,664	$3,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and equivalents	$6,088	$5,100
Short-term investments	1,117	1,323
Accounts receivable, net	4,859	4,758
Inventories	1,582	1,444
Prepaid expenses and other	3,316	3,562
Total current assets	16,962	16,187

Investments	2,052	1,783
Property and equipment, net	2,657	2,604
Intangible assets, net	28,366	28,897
Goodwill	15,652	15,416
Other assets	1,305	1,212
Total assets	$66,994	$66,099

Liabilities and Equity
Current liabilities
Short-term borrowings	$400	$377
Current portion of long-term debt and lease obligations	3,020	25
Accounts payable and accrued liabilities	8,839	9,379
Total current liabilities	12,259	9,781

Long-term debt and lease obligations	33,817	36,440
Deferred income taxes	6,391	6,890
Other long-term liabilities	8,518	8,352

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,765,143,081 shares issued as of June 30, 2017 and 1,754,900,486 as of December 31, 2016	18	18
Common stock held in treasury, at cost, 171,422,208 shares as of June 30, 2017 and 162,387,762 as of December 31, 2016	(11,427)	(10,852)
Additional paid-in capital	14,015	13,678
Retained earnings	5,951	4,378
Accumulated other comprehensive loss	(2,548)	(2,586)
Total stockholders’ equity	6,009	4,636

Total liabilities and equity	$66,994	$66,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2017	2016
Cash flows from operating activities
Net earnings	$3,626	$2,964
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	213	211
Amortization of intangible assets	540	346
Change in fair value of contingent consideration	146	41
Stock-based compensation	217	209
Upfront costs and milestones related to collaborations	53	150
Devaluation loss related to Venezuela	—	298
Other, net	134	74
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(167)	(194)
Inventories	1	—
Prepaid expenses and other assets	(128)	(142)
Accounts payable and other liabilities	(530)	89
Cash flows from operating activities	4,105	4,046

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	—	(2,455)
Other acquisitions and investments	(100)	(132)
Acquisitions of property and equipment	(221)	(252)
Purchases of investment securities	(1,391)	(4,020)
Sales and maturities of investment securities	1,346	1,103
Cash flows from investing activities	(366)	(5,756)

Cash flows from financing activities
Net change in short-term borrowings	23	88
Proceeds from issuance of long-term debt	—	7,771
Repayments of long-term debt and lease obligations	(13)	(2,005)
Debt issuance cost	—	(52)
Dividends paid	(2,051)	(1,851)
Purchases of treasury stock	(900)	(4,217)
Proceeds from the exercise of stock options	149	169
Other, net	18	42
Cash flows from financing activities	(2,774)	(55)
Effect of exchange rate changes on cash and equivalents	23	(307)
Net change in cash and equivalents	988	(2,072)
Cash and equivalents, beginning of period	5,100	8,399

Cash and equivalents, end of period	$6,088	$6,327

Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	$—	$3,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 Form 10-Q |	5

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. AbbVie adopted the standard in the first quarter of 2017. As a result, all excess tax benefits associated with stock-based awards are recognized in the statement of earnings when the awards vest or settle, rather than in stockholders' equity. In addition, excess tax benefits in the statement of cash flows are now classified as an operating activity rather than as a financing activity. AbbVie adopted these changes prospectively. Accordingly, the company recognized excess tax benefits in income tax expense of $13 million for the three months and $39 million for the six months ended June 30, 2017 and classified them within cash flows from operating activities.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). The amendments in this standard supersede most current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) modified retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. AbbVie will adopt the standard effective the first quarter of 2018 and apply the amendments using the modified retrospective method. The company has made substantial progress in its review of the new standard and will complete its assessment by December 31, 2017. AbbVie does not expect significant changes to the amounts or timing of revenue recognition for product sales, which is its primary revenue stream. However, the company expects that the new standard will require a cumulative-effect adjustment of certain deferred license revenues that were originally expected to be recognized through early 2020. Under the new standard, on January 1, 2018, the company expects to reclassify approximately $120 million of deferred revenue, net of tax, directly to retained earnings.

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

2017 Form 10-Q |	6

in debt securities. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard will be effective for AbbVie starting with the first quarter of 2018. The standard does not permit early adoption with the exception of certain targeted provisions. AbbVie is unable to estimate the impact of adopting this standard on its financial statements as it will be dependent upon the composition of its equity investment portfolio as of the adoption date and future changes in fair value subsequent to the adoption date. However, based on historical trends, AbbVie does not believe the adoption will have a material impact on its consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The new standard requires entities to recognize the income tax consequences of an intercompany transfer of an asset other than inventory when the transfer occurs. Under current U.S. GAAP, the income tax consequences of these intercompany asset transfers are deferred until the asset is sold to a third party or otherwise recovered through use. The standard will be effective for AbbVie starting with the first quarter of 2018. Adjustments for this update are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings with any adjustments reflected as of the beginning of the fiscal year of adoption. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements. As of June 30, 2017, AbbVie had approximately $1.8 billion of prepaid income tax assets that will be affected by this standard, of which $1.3 billion was included in prepaid expenses and other on the condensed consolidated balance sheet.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer continue to report the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented separately outside of income from operations and are not eligible for capitalization. The standard will be effective for AbbVie starting with the first quarter of 2018. Upon adoption, the company will apply the income statement classification provisions of this standard retrospectively and preliminarily expects to reclassify income of approximately $50 million from operating earnings to non-operating income for the year ending December 31, 2017.

2017 Form 10-Q |	7

Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Interest expense	$284	$245	$557	$460
Interest income	(31)	(20)	(57)	(35)
Interest expense, net	$253	$225	$500	$425
Inventories

(in millions)	June 30, 2017	December 31, 2016
Finished goods	$384	$223
Work-in-process	1,055	1,080
Raw materials	143	141
Inventories	$1,582	$1,444
Property and Equipment

(in millions)	June 30, 2017	December 31, 2016
Property and equipment, gross	$7,786	$7,526
Accumulated depreciation	(5,129)	(4,922)
Property and equipment, net	$2,657	$2,604
Depreciation expense was $110 million for the three months and $213 million for the six months ended June 30, 2017 and $108 million for the three months and $211 million for the six months ended June 30, 2016.

2017 Form 10-Q |	8

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

The following table summarizes the impact of the two-class method:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share information)	2017	2016	2017	2016
Basic EPS
Net earnings	$1,915	$1,610	$3,626	$2,964
Earnings allocated to participating securities	9	8	18	15
Earnings available to common shareholders	$1,906	$1,602	$3,608	$2,949
Weighted-average basic shares outstanding	1,595	1,624	1,595	1,620
Basic earnings per share	$1.20	$0.99	$2.26	$1.82

Diluted EPS
Net earnings	$1,915	$1,610	$3,626	$2,964
Earnings allocated to participating securities	9	8	18	15
Earnings available to common shareholders	$1,906	$1,602	$3,608	$2,949
Weighted-average shares of common stock outstanding	1,595	1,624	1,595	1,620
Effect of dilutive securities	5	8	7	9
Weighted-average diluted shares outstanding	1,600	1,632	1,602	1,629
Diluted earnings per share	$1.19	$0.98	$2.25	$1.81

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

The acquisition of Stemcentrx was accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Stemcentrx consisted of approximately 62.4 million shares of AbbVie common stock, issued from common stock held in treasury, and cash. AbbVie may make up to $4.0 billion in additional payments upon the achievement of certain development and regulatory milestones. The acquisition-date fair value of this contingent consideration totaled $620 million and was estimated using a combination of probability-weighted discounted cash flow models and Monte Carlo simulation models. The estimate was determined based on significant inputs that are not observable in the market, referred to as Level 3 inputs, as described in more detail in Note 8.

2017 Form 10-Q |	9

The following table summarizes total consideration:

(in millions)
Cash	$1,883
Fair value of AbbVie common stock	3,923
Contingent consideration	620
Total consideration	$6,426

The following table summarizes fair values of assets acquired and liabilities assumed as of the June 1, 2016 acquisition date:

(in millions)
Assets acquired and liabilities assumed
Accounts receivable	$1
Prepaid expenses and other	7
Property and equipment	17
Intangible assets - Indefinite-lived research and development	6,100
Accounts payable and accrued liabilities	(31)
Deferred income taxes	(1,933)
Other long-term liabilities	(7)
Total identifiable net assets	4,154
Goodwill	2,272
Total assets acquired and liabilities assumed	$6,426

Intangible assets were related to acquired in-process research and development (IPR&D) for Rova-T, four additional early-stage clinical compounds in solid tumor indications and several additional pre-clinical compounds. The estimated fair value of the acquired IPR&D was determined using the multi-period excess earnings model of the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated annual cash flows for each asset or product (including net revenues, cost of sales, research and development (R&D) costs, selling and marketing costs and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the regulatory approval probabilities, commercial success risks, competitive landscape as well as other factors.

The goodwill recognized from the acquisition of Stemcentrx represents expected synergies, including the ability to: (i) leverage the respective strengths of each business; (ii) expand the combined company’s product portfolio; (iii) accelerate AbbVie's clinical and commercial presence in oncology; and (iv) establish a strong leadership position in oncology. Goodwill was also impacted by the establishment of a deferred tax liability for the acquired identifiable intangible assets which have no tax basis. The goodwill is not deductible for tax purposes.

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of AbbVie and Stemcentrx for the three and six months ended June 30, 2016 as if the acquisition of Stemcentrx had occurred on January 1, 2015:

	Three months ended June 30,	Six months ended June 30,
(in millions, except per share information)	2016	2016
Net revenues	$6,454	$12,413
Net earnings	1,649	2,936
Basic earnings per share	$0.99	$1.76
Diluted earnings per share	$0.99	$1.75

2017 Form 10-Q |	10

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Stemcentrx. In order to reflect the occurrence of the acquisition on January 1, 2015 as required, the unaudited pro forma financial information includes adjustments to reflect the additional interest expense associated with the issuance of debt to finance the acquisition and the reclassification of acquisition, integration and financing-related costs incurred during 2016 to the three and six months ended June 30, 2015. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2015. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

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

The estimated fair value of the acquired IPR&D was determined using the multi-period excess earnings model of the “income approach.” The goodwill recognized from this acquisition represents expected synergies, including an expansion of the combined company’s immunology product portfolio.

Pro forma results of operations for this acquisition have not been presented because this acquisition is insignificant to AbbVie’s consolidated results of operations.

2017 Form 10-Q |	11

Other Licensing & Acquisitions Activity

Excluding the acquisitions above, cash outflows related to other acquisitions and investments totaled $100 million for the six months ended June 30, 2017 and $132 million for the six months ended June 30, 2016. AbbVie recorded IPR&D charges of $15 million for the three and six months ended June 30, 2017 and IPR&D charges of $70 million for the three months and $80 million for the six months ended June 30, 2016.
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

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
United States - Janssen's share of profits (included in cost of products sold)	$247	$175	$459	$329
International - AbbVie's share of profits (included in net revenues)	98	55	192	111
Global - AbbVie's share of other costs (included in respective line items)	75	64	134	125

2017 Form 10-Q |	12

Note 6    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2016	$15,416
Foreign currency translation adjustments	236
Balance as of June 30, 2017	$15,652

The latest impairment assessment of goodwill was completed in the third quarter of 2016. As of June 30, 2017, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if impairment indicators exist.

Intangible Assets, Net

The following table summarizes intangible assets:

	June 30, 2017			December 31, 2016
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$16,446	$(4,610)	$11,836	$16,464	$(4,256)	$12,208
License agreements	7,804	(1,264)	6,540	7,809	(1,110)	6,699
Total definite-lived intangible assets	24,250	(5,874)	18,376	24,273	(5,366)	18,907
Indefinite-lived research and development	9,990	—	9,990	9,990	—	9,990
Total intangible assets, net	$34,240	$(5,874)	$28,366	$34,263	$(5,366)	$28,897

Amortization expense was $269 million for the three months and $540 million for the six months ended June 30, 2017 and $181 million for the three months and $346 million for the six months ended June 30, 2016. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.

For the six months ended June 30, 2017, no impairment charges were recorded to intangible assets. For the six months ended June 30, 2016, an impairment charge of $39 million was recorded related to certain developed product rights in the United States due to a decline in the market for the product. The fair value was determined based on a discounted cash flow analysis and the charge was included in cost of products sold in the condensed consolidated statement of earnings.

The indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The indefinite-lived intangible assets as of June 30, 2017 and December 31, 2016 primarily related to the acquisitions of Stemcentrx and BI compounds. See Note 4 for additional information. The latest impairment assessment of indefinite-lived intangible assets was completed in the third quarter of 2016. No impairment charges were recorded for the six months ended June 30, 2017 and 2016. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if impairment indicators exist.

2017 Form 10-Q |	13

Note 7    Restructuring Plans

AbbVie recorded restructuring charges of $11 million for the three months and $27 million for the six months ended June 30, 2017 and $27 million for the three months and $30 million for the six months ended June 30, 2016.

The following table summarizes the cash activity in the restructuring reserve for the six months ended June 30, 2017:

(in millions)
Accrued balance as of December 31, 2016	$87
Restructuring charges	27
Payments and other adjustments	(50)
Accrued balance as of June 30, 2017	$64
Note 8    Financial Instruments and Fair Value Measures

Risk Management Policy

See Note 10 to the company's Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of AbbVie's risk management policy and use of derivative instruments.

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $3.9 billion at June 30, 2017 and $2.2 billion at December 31, 2016, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than eighteen months. Accumulated gains and losses as of June 30, 2017 will be reclassified from accumulated other comprehensive loss (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.

The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $7.3 billion at June 30, 2017 and $6.6 billion at December 31, 2016.

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

AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, with notional amounts totaling $11.8 billion at June 30, 2017 and December 31, 2016. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

2017 Form 10-Q |	14

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	June 30, 2017	December 31, 2016	Balance sheet caption	June 30, 2017	December 31, 2016
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$22	$170	Accounts payable and accrued liabilities	$70	$5
Designated as cash flow hedges	Other assets	—	—	Other long-term liabilities	10	—
Not designated as hedges	Prepaid expenses and other	50	55	Accounts payable and accrued liabilities	58	33
Interest rate swaps designated as fair value hedges	Other assets	—	—	Other long-term liabilities	306	338
Total derivatives		$72	$225		$444	$376

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Foreign currency forward exchange contracts	$(78)	$58	$(139)	$12

The amount of hedge ineffectiveness was insignificant for all periods presented. Assuming market rates remain constant through contract maturities, the company expects to transfer pre-tax unrealized gains of $28 million into cost of products sold for foreign currency cash flow hedges during the next 12 months.

Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized a pre-tax loss in other comprehensive income (loss) of $239 million for the three months and $339 million for the six months ended June 30, 2017.

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the effective portions of the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended June 30,		Six months ended June 30,
(in millions)	Statement of earnings caption	2017	2016	2017	2016
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$46	$18	$63	$19
Not designated as hedges	Net foreign exchange loss	(25)	(42)	(71)	(107)
Non-designated treasury rate lock agreements	Other expense, net	—	(12)	—	(12)
Interest rate swaps designated as fair value hedges	Interest expense, net	47	116	32	370
Total		$68	$80	$24	$270

The gain (loss) related to outstanding interest rate swaps designated as fair value hedges is recognized in interest expense, net and directly offsets the (loss) gain on the underlying hedged item, the fixed-rate debt, resulting in no net impact to interest expense, net for all periods presented.

2017 Form 10-Q |	15

Fair Value Measures

The fair value hierarchy consists of the following three levels:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2017:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$6,088	$852	$5,236	$—
Time deposits	515	—	515	—
Debt securities	2,527	—	2,527	—
Equity securities	81	81	—	—
Foreign currency contracts	72	—	72	—
Total assets	$9,283	$933	$8,350	$—
Liabilities
Interest rate hedges	$306	$—	$306	$—
Foreign currency contracts	138	—	138	—
Contingent consideration	4,359	—	—	4,359
Total liabilities	$4,803	$—	$444	$4,359

2017 Form 10-Q |	16

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of December 31, 2016:

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

The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were determined based on prices obtained from commercial pricing services. Available-for-sale equity securities consists of investments for which the fair values were determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company were valued using publicized spot curves for interest rate hedges and publicized forward curves for foreign currency contracts. The fair value measurements of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products still in development. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At June 30, 2017, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $160 million. Additionally, at June 30, 2017, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $340 million.

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Six months ended June 30,
(in millions)	2017	2016
Beginning balance	$4,213	$—
Additions (see Note 4)	—	4,130
Change in fair value recognized in net earnings	146	41
Ending balance	$4,359	$4,171

The change in fair value recognized in net earnings was recorded in other expense, net in the condensed consolidated statements of earnings for both the three and six months ended June 30, 2017 and 2016.

2017 Form 10-Q |	17

In addition to the financial instruments that the company carries at fair value on the condensed consolidated balance sheets, certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of June 30, 2017 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book Value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$46	$46	$—	$4	$42
Total assets	$46	$46	$—	$4	$42
Liabilities
Short-term borrowings	$400	$400	$—	$400	$—
Current portion of long-term debt and lease obligations	3,020	3,022	2,999	23	—
Long-term debt and lease obligations, excluding fair value hedges	34,123	35,187	33,115	2,072	—
Total liabilities	$37,543	$38,609	$36,114	$2,495	$—

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

Investments primarily consist of cost method investments, for which the company takes into consideration recent transactions and financial information of the investee, which represents a Level 3 basis of fair value measurement. The fair values of short-term borrowings approximate the carrying values due to the short maturities of these instruments.

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

2017 Form 10-Q |	18

Available-for-sale Securities

Substantially all of the company’s investments in debt and equity securities were classified as available-for-sale. Debt securities classified as short-term were $562 million as of June 30, 2017 and $309 million as of December 31, 2016. Long-term debt securities mature primarily within five years. Estimated fair values of available-for-sale securities were generally determined based on prices obtained from commercial pricing services.

The following table is a summary of available-for-sale securities by type as of June 30, 2017:

	Amortized Cost	Gross unrealized		Fair Value
(in millions)		Gains	Losses
Asset backed securities	$940	$1	$(2)	$939
Corporate debt securities	1,448	4	(1)	1,451
Other debt securities	137	—	—	137
Equity securities	18	65	(2)	81
Total	$2,543	$70	$(5)	$2,608

The following table is a summary of available-for-sale securities by type as of December 31, 2016:

	Amortized Cost	Gross unrealized		Fair Value
(in millions)		Gains	Losses
Asset backed securities	$891	$1	$(4)	$888
Corporate debt securities	961	1	(2)	960
Other debt securities	127	—	(1)	126
Equity securities	18	60	(2)	76
Total	$1,997	$62	$(9)	$2,050

AbbVie had no other-than-temporary impairments as of June 30, 2017. For the three and six months ended June 30, 2017 and 2016, net realized gains were insignificant.

Concentrations of Risk

The functional currency of the company’s Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar (VEF) were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the Divisa Complementaria (DICOM) rate. Therefore, during the first quarter of 2016, AbbVie recorded a charge of $298 million to net foreign exchange loss to revalue its bolivar-denominated net monetary assets using the DICOM rate then in effect of approximately 270 VEF per U.S. dollar. As of June 30, 2017 and December 31, 2016, AbbVie’s net monetary assets in Venezuela were insignificant.

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding net governmental receivables in these countries totaled $265 million as of June 30, 2017 and $244 million as of December 31, 2016. The company also continues to do business with foreign governments in certain oil-exporting countries that have recently experienced a deterioration in economic conditions, including Saudi Arabia and Russia, which may result in delays in the collection of receivables. Outstanding net governmental receivables related to Saudi Arabia were $149 million as of June 30, 2017 and $122 million as of December 31, 2016. Outstanding net governmental receivables related to Russia were $133 million as of June 30, 2017 and $110 million as of December 31, 2016. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Of total net accounts receivable, three U.S. wholesalers accounted for 54% as of June 30, 2017 and 51% as of December 31, 2016, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.

2017 Form 10-Q |	19

HUMIRA (adalimumab) is AbbVie’s single largest product and accounted for approximately 66% of AbbVie’s total net revenues for the six months ended June 30, 2017 and 62% for the six months ended June 30, 2016.

Debt and Credit Facilities

Short-term borrowings included commercial paper of $400 million as of June 30, 2017 and $377 million as of December 31, 2016. The weighted-average interest rate on commercial paper borrowings was 1.1% for the six months ended June 30, 2017 and 0.6% for the six months ended June 30, 2016.
Note 9    Post-Employment Benefits

The following is a summary of net periodic benefit costs relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$59	$53	$117	$106	$6	$6	$13	$13
Interest cost	51	50	101	101	6	6	12	12
Expected return on plan assets	(95)	(89)	(190)	(178)	—	—	—	—
Amortization of actuarial losses and prior service costs	27	20	53	42	(1)	—	—	—
Net periodic benefit cost	$42	$34	$81	$71	$11	$12	$25	$25

AbbVie's principal domestic defined benefit plan is the AbbVie Pension Plan. AbbVie made voluntary contributions to this plan of $150 million in both the six months ended June 30, 2017 and 2016.
Note 10 Equity

Stock-Based Compensation

Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Cost of products sold	$10	$8	$13	$13
Research and development	33	97	97	155
Selling, general and administrative	33	32	107	106
Pre-tax compensation expense	76	137	217	274
Tax benefit	18	42	65	89
After-tax compensation expense	$58	$95	$152	$185

Stock Options

During the six months ended June 30, 2017, primarily in connection with the company's annual grant, AbbVie granted 1.2 million stock options with a weighted-average grant-date fair value of $9.80. As of June 30, 2017, $26 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

2017 Form 10-Q |	20

RSAs, RSUs and Performance Shares

During the six months ended June 30, 2017, primarily in connection with the company's annual grant, AbbVie granted 5.9 million RSUs and performance shares with a weighted-average grant-date fair value of $61.49. As of June 30, 2017, $345 million of unrecognized compensation cost related to RSAs, RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

Cash Dividends

The following table summarizes quarterly cash dividends declared for the six months ended June 30, 2017 and the full year 2016:

2017			2016
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
06/22/17	08/15/17	$0.64	10/28/16	02/15/17	$0.64
02/16/17	05/15/17	$0.64	09/09/16	11/15/16	$0.57
			06/16/16	08/15/16	$0.57
			02/18/16	05/16/16	$0.57

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

AbbVie repurchased approximately 7.8 million shares in the open market for $500 million during the six months ended June 30, 2017. During the six months ended June 30, 2017, AbbVie cash-settled $285 million of its open market purchases made at the end of 2016. AbbVie's remaining stock repurchase authorization was $4.5 billion as of June 30, 2017.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2017:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post- employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2016	$(1,435)	$140	$(1,513)	$46	$176	$(2,586)
Other comprehensive income (loss) before reclassifications	419	(217)	(25)	20	(129)	68
Net losses (gains) reclassified from accumulated other comprehensive loss	—	—	38	(10)	(58)	(30)
Net current-period other comprehensive income (loss)	419	(217)	13	10	(187)	38
Balance as of June 30, 2017	$(1,016)	$(77)	$(1,500)	$56	$(11)	$(2,548)

Other comprehensive income for the six months ended June 30, 2017 included foreign currency translation adjustments totaling a gain of $419 million, which was principally due to the impact of the improvement in the Euro in the six months ended June 30, 2017 on the translation of the company’s assets denominated in the Euro.

2017 Form 10-Q |	21

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2016:

(in millions)	Foreign currency translation adjustments	Pension and post- employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2015	$(1,270)	$(1,378)	$47	$40	$(2,561)
Other comprehensive income before reclassifications	133	6	10	17	166
Net losses (gains) reclassified from accumulated other comprehensive loss	—	27	(3)	(19)	5
Net current-period other comprehensive income (loss)	133	33	7	(2)	171
Balance as of June 30, 2016	$(1,137)	$(1,345)	$54	$38	$(2,390)

Other comprehensive income for the six months ended June 30, 2016 included foreign currency translation adjustments totaling a gain of $133 million, which was principally due to the impact of the improvement in the Euro and Japanese yen in the six months ended June 30, 2016 on the translation of the company’s assets denominated in the Euro and Japanese yen.

The table below presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(in millions) (brackets denote gains)	2017	2016	2017	2016
Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$26	$20	$53	$42
Tax benefit	(7)	(7)	(15)	(15)
Total reclassifications, net of tax	$19	$13	$38	$27
Cash flow hedging activities
Gains on designated cash flow hedges(b)	$(46)	$(18)	$(63)	$(19)
Tax expense	4	—	5	—
Total reclassifications, net of tax	$(42)	$(18)	$(58)	$(19)

(a) Amounts are included in the computation of net periodic benefit cost (see Note 9).

(b) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 19% for the three months and 18% for the six months ended June 30, 2017 and 23% for both the three and six months ended June 30, 2016. The effective tax rate in each period differed from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions and business development activities together with the cost of repatriation decisions. The decrease in the effective tax rate for the three and six months ended June 30, 2017 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including collaborations, the impact of the prior year non-deductible devaluation loss related to Venezuela and the impact of the adoption of ASU No. 2016-09, which changed the accounting treatment for excess tax benefits associated with stock-based awards. See Note 1 for additional information related to the adoption of this accounting pronouncement.

Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months by up to $233 million. At the time of separation, AbbVie and Abbott Laboratories (Abbott) entered into a tax sharing agreement which provides that Abbott is liable for and has indemnified AbbVie against all income tax liabilities for periods prior to the separation.

2017 Form 10-Q |	22

Accordingly, Abbott will indemnify and hold AbbVie harmless if the tax positions are settled for amounts in excess of recorded liabilities, and AbbVie will not benefit if prior tax positions are resolved more favorably than recorded amounts.
Note 12 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $310 million as of June 30, 2017 and $225 million as of December 31, 2016. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

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

Several pending lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others are consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi-District Litigation (MDL) Rules as In re: AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission (FTC), generally allege Solvay's patent litigation involving AndroGel was sham litigation and the 2006 patent litigation settlement agreements and related agreements with three generic companies violate federal antitrust laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. These cases include: (a) four individual plaintiff lawsuits; (b) three purported class actions; and (c) Federal Trade Commission v. Actavis, Inc. et al. Following the district court's dismissal of all plaintiffs' claims, appellate proceedings led to the reinstatement of the claims regarding the patent litigation settlements, which are proceeding in the district court.

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

In November 2007, GlaxoSmithKline plc (GSK) filed a lawsuit against Abbott in the United States District Court for the Northern District of California alleging that Abbott violated federal antitrust and various state laws in connection with the 2003 Norvir re-pricing.  AbbVie assumed the liability for and control of this proceeding in connection with its separation from Abbott. In March 2011, a jury found that Abbott did not violate antitrust laws, but breached its license agreement with GSK. In January 2014, the United States Court of Appeals for the Ninth Circuit reversed this verdict and remanded the case for a new trial due to the alleged improper exclusion of a potential juror. The case was returned to the district court in California, but after GSK dismissed its federal antitrust claims, the case was transferred in April 2015 to the United States District Court for the Middle District of North Carolina. In July 2017, the parties settled the lawsuit.

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

2017 Form 10-Q |	23

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

Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 4,260 claims are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 240 claims are pending in various state courts. Plaintiffs generally seek compensatory and punitive damages. In July 2017, a jury in the United States District Court for the Northern District of Illinois reached a verdict in the first case to be tried. The jury found for AbbVie on the plaintiff's strict liability and negligence claims and for the plaintiff on the plaintiff's fraud claim, but awarded no compensatory damages. The jury's award of $150 million in punitive damages without an underlying compensatory damage award will be subject to post-trial briefing. AbbVie expects the punitive damage award will not stand.

Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Over ninety percent of the approximately 675 claims are pending in the United States District Court for the Southern District of Illinois, and the rest are pending in various other federal and state courts. Plaintiffs generally seek compensatory and punitive damages.

In November 2014, five individuals filed a putative class action lawsuit, Rubinstein, et al. v Gonzalez, et al., on behalf of purchasers and sellers of certain Shire plc (Shire) securities between June 20 and October 14, 2014, against AbbVie and its chief executive officer in the United States District Court for the Northern District of Illinois alleging that the defendants made and/or are responsible for material misstatements in violation of federal securities laws in connection with AbbVie's proposed transaction with Shire.

In June 2016, a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Plaintiffs seek compensatory and punitive damages.

In May 2017, a shareholder derivative lawsuit, Ellis v. Gonzalez, et al., was filed in Delaware Chancery Court, alleging that AbbVie's directors breached their fiduciary duties in connection with statements made regarding the Shire transaction. The lawsuit seeks unspecified compensatory damages for AbbVie, among other relief.

Beginning in May 2016, the Patent Trial & Appeal Board of the U.S. Patent & Trademark Office (PTO) instituted five inter partes review proceedings brought by Coherus Biosciences and Boehringer Ingelheim related to three AbbVie patents covering methods of treatment of rheumatoid arthritis using adalimumab. In these proceedings, the PTO reviewed the validity of the patents and issued decisions of invalidity in May, June and July of 2017.

AbbVie is seeking to enforce certain patent rights related to adalimumab (a drug AbbVie sells under the trademark HUMIRA®). In a case filed in United States District Court for the District of Delaware in August 2016, AbbVie alleges that Amgen Inc.’s and Amgen

2017 Form 10-Q |	24

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
Note 13 Segment Information

AbbVie operates in one business segment—pharmaceutical products. The following table details AbbVie’s worldwide net revenues:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
HUMIRA	$4,716	$4,149	$8,834	$7,726
IMBRUVICA	626	439	1,177	820
VIEKIRA	225	419	488	833
Lupron	210	219	404	409
Creon	196	180	381	330
Synagis	40	45	340	364
Synthroid	193	188	385	370
AndroGel	154	171	290	327
Kaletra	110	146	225	279
Sevoflurane	104	114	211	225
Duodopa	81	73	161	141
All other	289	309	586	586
Total net revenues	$6,944	$6,452	$13,482	$12,410

2017 Form 10-Q |	25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of June 30, 2017 and December 31, 2016 and the results of operations for the three and six months ended June 30, 2017 and 2016. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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

Financial Results

The company's financial performance for the six months ended June 30, 2017 included delivering worldwide net revenues of $13.5 billion, operating earnings of $5.1 billion and diluted earnings per share of $2.25. Worldwide net revenues grew by 9% on a constant currency basis, driven primarily by the continued strength of HUMIRA, revenue growth related to IMBRUVICA and revenue growth from other key products including Creon and Duodopa. These increases were partially offset by a decline in net revenues of VIEKIRA.

Diluted earnings per share was $2.25 for the six months ended June 30, 2017 and included the following after-tax costs: (i) $405 million related to the amortization of intangible assets; (ii) $145 million for the change in fair value of contingent consideration liabilities; (iii) a litigation reserves charge of $62 million; (iv) acquisition related costs of $49 million; (v) milestone payments of $36 million; and (vi) $15 million for acquired in-process research and development (IPR&D). Additionally, financial results for the six months ended June 30, 2017 reflected continued added funding to support AbbVie’s emerging mid- and late-stage pipeline assets and continued investment in AbbVie’s growth brands.

The company generated cash flows from operations of $4.1 billion for the six months ended June 30, 2017, which AbbVie utilized to continue to enhance its pipeline through licensing and collaboration activities, pay cash dividends to stockholders of $2.1 billion and

2017 Form 10-Q |	26

repurchase approximately 7.8 million shares for $500 million in the open market. In June 2017, AbbVie’s board of directors declared a quarterly cash dividend of $0.64 per share of common stock payable in August 2017.

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

AbbVie’s pipeline currently includes more than 60 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology, virology and neurology along with targeted investments in cystic fibrosis and women’s health. Of these programs, more than 30 are in mid- and late-stage development.

The following sections summarize transitions of significant programs from Phase 2 development to Phase 3 development as well as developments in significant Phase 3 and registration programs. AbbVie expects multiple Phase 2 programs to transition into Phase 3 programs in the next twelve months.

Significant Programs and Developments

Immunology

Upadacitinib

•
In May 2017, AbbVie initiated two Phase 3 clinical trials evaluating upadacitinib (ABT-494), the company’s selective JAK1 inhibitor currently in late-stage development for rheumatoid arthritis (RA), in patients with active psoriatic arthritis who have a history of inadequate response to a disease modifying anti-rheumatic drug (DMARD).

•
In June 2017, AbbVie announced that top-line results from the Phase 3 SELECT-NEXT clinical trial evaluating upadacitinib met all primary and ranked secondary endpoints in patients with moderate to severe RA who did not adequately respond to treatment with conventional synthetic DMARDs.

Oncology

IMBRUVICA

•
In January 2017, AbbVie announced that the U.S. Food and Drug Administration (FDA) approved IMBRUVICA for the treatment of patients with relapsed/refractory marginal zone lymphoma (MZL) who require systemic therapy and have received at least one prior anti-CD20-based therapy. This indication is approved under accelerated approval based on overall response rate (ORR) and continued approval may be contingent upon verification and description of clinical benefit in a confirmatory trial. MZL is a slow-growing form of non-Hodgkin's lymphoma.

•
In August 2017, AbbVie announced that the FDA approved IMBRUVICA for the treatment of adult patients with chronic graft-versus-host-disease (cGVHD) after failure of one or more lines of systemic therapy. IMBRUVICA will be the first therapy specifically approved for adults with cGVHD, a severe and potentially life-threatening consequence of stem cell or bone marrow transplant. This marks the sixth U.S. disease indication for IMBRUVICA since the medication's initial approval in 2013 and the first approved indication outside of cancer.

2017 Form 10-Q |	27

Venetoclax

•
In February 2017, AbbVie initiated a Phase 3 clinical trial to study the safety and efficacy of venetoclax in combination with azacitidine in untreated (treatment-naïve) elderly subjects with acute myeloid leukemia (AML) who are ineligible for standard induction therapy (high-dose chemotherapy).

•
In May 2017, AbbVie initiated a Phase 3 clinical trial to evaluate if venetoclax when co-administered with low dose cytarabine (LDAC) improves overall survival (OS) versus LDAC and placebo, in treatment naïve subjects with AML.

Rova-T

•
In February 2017, AbbVie initiated a Phase 3 clinical trial to evaluate the efficacy of Rova-T as maintenance therapy following first-line platinum based chemotherapy in participants with extensive stage small cell lung cancer (SCLC).

•
In April 2017, AbbVie initiated a Phase 3 clinical trial to evaluate Rova-T compared with topotecan for subjects with advanced or metastatic SCLC with high levels of delta-like protein 3 who have first disease progression during or following front-line platinum-based chemotherapy.

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

Virology/Liver Disease

•
In February 2017, AbbVie announced that the European Committee for Medicinal Products for Human Use (CHMP) granted a positive opinion for a shorter, eight-week treatment of VIEKIRAX (ombitasvir/paritaprevir/ritonavir tablets) + EXVIERA (dasabuvir tablets) as an option for previously untreated adult patients with genotype 1b chronic HCV and minimal to moderate fibrosis.

•
In July 2017, AbbVie announced that the European Commission granted marketing authorization for MAVIRET (glecaprevir/pibrentasvir), a once-daily, ribavirin-free treatment for adults with HCV infection across all major genotypes (GT1-6). MAVIRET is also indicated for patients with specific treatment challenges, including those with compensated cirrhosis across all major genotypes, and those who previously had limited treatment options, such as patients with severe chronic kidney disease (CKD) or those with genotype 3 chronic HCV infection.

•
In August 2017, AbbVie announced that the FDA approved MAVYRET (glecaprevir/pibrentasvir) for the treatment of patients with chronic HCV genotype 1-6 infection without cirrhosis and with compensated cirrhosis (Child-Pugh A). MAVYRET is also indicated for the treatment of adult patients with HCV genotype 1 infection, who previously have been treated with a regimen containing an HCV NS5A inhibitor or an NS3/4A protease inhibitor, but not both. MAVYRET/MAVIRET is a new 8-week, pan-genotypic treatment for patients without cirrhosis and who are new to treatment.

For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2017 Form 10-Q |	28

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

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2017	2016			2017	2016
United States	$4,646	$4,120	12.8%	12.8%	$8,698	$7,614	14.2%	14.2%
International	2,298	2,332	(1.5)%	1.0%	4,784	4,796	(0.2)%	1.5%
Net revenues	$6,944	$6,452	7.6%	8.5%	$13,482	$12,410	8.6%	9.3%

2017 Form 10-Q |	29

The following table details AbbVie’s worldwide net revenues:

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2017	2016			2017	2016
HUMIRA
United States	$3,201	$2,712	18.0%	18.0%	$5,897	$4,907	20.1%	20.1%
International	1,515	1,437	5.5%	9.1%	2,937	2,819	4.2%	6.9%
Total	$4,716	$4,149	13.7%	14.9%	$8,834	$7,726	14.3%	15.3%
IMBRUVICA
United States	$528	$384	37.6%	37.6%	$985	$709	39.0%	39.0%
Collaboration revenues	98	55	77.0%	77.0%	192	111	72.4%	72.4%
Total	$626	$439	42.6%	42.6%	$1,177	$820	43.6%	43.6%
VIEKIRA
United States	$26	$87	(70.1)%	(70.1)%	$64	$212	(69.8)%	(69.8)%
International	199	332	(40.1)%	(39.5)%	424	621	(31.6)%	(30.8)%
Total	$225	$419	(46.4)%	(45.9)%	$488	$833	(41.4)%	(40.8)%
Lupron
United States	$172	$179	(3.5)%	(3.5)%	$327	$330	(1.0)%	(1.0)%
International	38	40	(4.8)%	(2.9)%	77	79	(1.9)%	(1.6)%
Total	$210	$219	(3.8)%	(3.5)%	$404	$409	(1.2)%	(1.1)%
Creon
United States	$196	$180	9.5%	9.5%	$381	$330	15.6%	15.6%
Synagis
International	$40	$45	(10.7)%	(9.3)%	$340	$364	(6.5)%	(8.3)%
Synthroid
United States	$193	$188	2.3%	2.3%	$385	$370	4.0%	4.0%
AndroGel
United States	$154	$171	(10.3)%	(10.3)%	$290	$327	(11.5)%	(11.5)%
Kaletra
United States	$19	$30	(38.6)%	(38.6)%	$38	$63	(40.2)%	(40.2)%
International	91	116	(21.1)%	(24.5)%	187	216	(13.4)%	(16.2)%
Total	$110	$146	(24.7)%	(27.4)%	$225	$279	(19.4)%	(21.6)%
Sevoflurane
United States	$19	$22	(7.7)%	(7.7)%	$37	$39	(3.8)%	(3.8)%
International	85	92	(8.0)%	(5.2)%	174	186	(6.4)%	(4.1)%
Total	$104	$114	(8.0)%	(5.7)%	$211	$225	(6.0)%	(4.1)%
Duodopa
United States	$14	$9	76.3%	76.3%	$28	$16	80.2%	80.2%
International	67	64	4.5%	8.2%	133	125	6.6%	10.0%
Total	$81	$73	12.7%	16.0%	$161	$141	14.8%	17.9%
All other	$289	$309	(7.0)%	(6.3)%	$586	$586	(0.1)%	0.7%
Total net revenues	$6,944	$6,452	7.6%	8.5%	$13,482	$12,410	8.6%	9.3%

The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.

Global HUMIRA sales increased 15% for both the three and six months ended June 30, 2017 primarily as a result of market growth across therapeutic categories and geographies as well as favorable pricing in certain geographies. In the United States, HUMIRA sales increased 18% for the three months and 20% for the six months ended June 30, 2017 driven by market growth across all indications and favorable pricing. Internationally, HUMIRA sales increased 9% for the three months and 7% for the six months ended June 30, 2017 driven primarily by market growth and tender timing. AbbVie continues to pursue strategies intended to further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.

2017 Form 10-Q |	30

Net revenues for IMBRUVICA represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of IMBRUVICA profit. Global IMBRUVICA sales increased 43% for the three months and 44% for the six months ended June 30, 2017 as a result of continued penetration of IMBRUVICA as a first-line treatment for patients with chronic lymphocytic leukemia (CLL) as well as favorable pricing.

Global VIEKIRA sales decreased 46% for the three months and 41% for the six months ended June 30, 2017 as a result of market contraction, lower market share and price erosion. In the United States, sales decreased 70% for both the three and six months ended June 30, 2017. International revenues decreased 40% for the three months and 31% for the six months ended June 30, 2017.

Net revenues for Creon increased 9% for the three months and 16% for the six months ended June 30, 2017 driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market.

Synagis is a seasonal product with the majority of sales occurring in the first and fourth quarters. Synagis revenues decreased 9% for the three months and 8% for the six months ended June 30, 2017 primarily due to lower volume in certain geographies.

Net revenues for Duodopa increased 16% for the three months and 18% for the six months ended June 30, 2017 primarily as a result of market penetration and geographic expansion.

Gross Margin

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	% change	2017	2016	% change
Gross margin	$5,416	$5,047	7%	$10,338	$9,636	7%
as a % of net revenues	78%	78%		77%	78%

Gross margin as a percentage of net revenues was flat for the three months and slightly decreased for the six months ended June 30, 2017 compared to the prior year. Gross margin percentage for both the three and six months ended June 30, 2017 was unfavorably impacted by higher intangible asset amortization and the IMBRUVICA profit sharing arrangement, offset by the favorable impact of product mix across the portfolio and operational efficiencies.

Selling, General and Administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	% change	2017	2016	% change
Selling, general and administrative	$1,504	$1,466	3%	$2,872	$2,821	2%
as a % of net revenues	22%	23%		21%	23%

SG&A expenses as a percentage of net revenues decreased for both the three and six months ended June 30, 2017 compared to the prior year due to continued leverage from revenue growth, partially offset by a $93 million charge to increase litigation reserves recorded during the second quarter of 2017.

2017 Form 10-Q |	31

Research and Development and Acquired In-Process Research and Development

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	% change	2017	2016	% change
Research and development	$1,223	$1,124	9%	$2,358	$2,070	14%
as a % of net revenues	18%	17%		17%	17%
Acquired in-process research and development	$15	$70	(79)%	$15	$80	(81)%

Research and Development (R&D) expenses for both the three and six months ended June 30, 2017 increased compared to the prior year principally due to increased funding to support the company’s emerging mid- and late-stage pipeline assets and the impact of the post-acquisition R&D expenses of Stemcentrx and Boehringer Ingelheim (BI) compounds. These increases were partially offset by lower acquisition related costs and milestone payments, which in aggregate decreased by $116 million for the three months and $110 million for the six months ended June 30, 2017 compared to the prior year.

Acquired in-process research and development (IPR&D) expenses for the three and six months ended June 30, 2017 and 2016 reflect upfront payments related to various collaborations. There were no individually significant transactions or cash flows during the three and six months ended June 30, 2017 and 2016.

Other Non-Operating Expenses

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Interest expense	$284	$245	$557	$460
Interest income	(31)	(20)	(57)	(35)
Interest expense, net	$253	$225	$500	$425

Net foreign exchange loss	$6	$15	$19	$317
Other expense, net	62	51	135	51

Interest expense, net for both the three and six months ended June 30, 2017 increased from the prior year primarily due to the May 2016 issuance of $7.8 billion aggregate principal amount of senior notes, which were issued to finance the acquisition of Stemcentrx and to repay an outstanding term loan.

Net foreign exchange loss for the six months ended June 30, 2016 included losses totaling $298 million related to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Venezuelan devaluation.

Other expense, net included charges related to changes in fair value of the BI and Stemcentrx contingent consideration liabilities, which totaled $61 million for the three months and $146 million for the six months ended June 30, 2017 compared to $41 million for both the three and six months ended June 30, 2016 following the initial recognition of these liabilities in the second quarter of 2016. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates and other market-based factors. See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding the acquisitions of Stemcentrx and BI compounds.

Income Tax Expense

The effective tax rate was 19% for the three months and 18% for the six months ended June 30, 2017 and 23% for both the three and six months ended June 30, 2016. The effective tax rate in each period differed from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions and business development activities together with the

2017 Form 10-Q |	32

cost of repatriation decisions. The decrease in the effective tax rate for both the three and six months ended June 30, 2017 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including collaborations, the impact of the prior year non-deductible devaluation loss related to Venezuela and the impact of the adoption of ASU No. 2016-09, which changed the accounting treatment for excess tax benefits associated with stock-based awards. See Note 1 to the Condensed Consolidated Financial Statements for additional information related to the adoption of this accounting pronouncement.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
(in millions)	2017	2016
Cash flows provided by (used in):
Operating activities	$4,105	$4,046
Investing activities	(366)	(5,756)
Financing activities	(2,774)	(55)

Operating cash flows for the six months ended June 30, 2017 reflected improved results of operations resulting from revenue growth and an improvement in operating earnings offset primarily by timing of payments related to accounts payable and other liabilities. Cash provided by operating activities reflected AbbVie’s voluntary contributions to its principal domestic defined benefit plan of $150 million for both the six months ended June 30, 2017 and 2016. Realized excess tax benefits associated with stock-based compensation totaled $39 million for the six months ended June 30, 2017 and were presented within cash flows from operating activities as a result of the adoption of a new accounting pronouncement. In the six months ended June 30, 2016, prior to the adoption of the new accounting pronouncement, realized excess tax benefits of $38 million were presented within cash flows from financing activities. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the adoption of this new accounting pronouncement.

Investing cash flows for the six months ended June 30, 2017 primarily included net purchases of investment securities totaling $45 million. For the six months ended June 30, 2016, investing activities primarily included $1.9 billion of cash consideration paid to acquire Stemcentrx in June 2016, a $595 million upfront payment to acquire certain BI compounds in April 2016 and net purchases of investment securities totaling $2.9 billion. Cash flows from investing activities for the six months ended June 30, 2017 and 2016 also reflected capital expenditures.

Financing cash flows included cash dividend payments of $2.1 billion for the six months ended June 30, 2017 and $1.9 billion for the six months ended June 30, 2016. The increase in cash dividend payments was driven by an increase in the quarterly dividend rate from $0.57 per share to $0.64 per share beginning with the dividend that was paid in February 2017. On June 22, 2017, the board of directors declared a quarterly cash dividend of $0.64 per share for stockholders of record at the close of business on July 14, 2017, payable on August 15, 2017. The timing, declaration, amount of and payment of any dividends is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.

On February 16, 2017, AbbVie's board of directors authorized a $5.0 billion increase to AbbVie's existing stock repurchase program. Under this program, the company repurchased approximately 7.8 million shares for $500 million in the open market in six months ended June 30, 2017. Additionally, during the six months ended June 30, 2017, AbbVie cash-settled $285 million of its open market purchases made at the end of 2016. The stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's direction depending on the company's cash flows, net debt level and market conditions. The program has no time limit and can be discontinued at any time.

During the six months ended June 30, 2017 and 2016, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $400 million as of June 30, 2017 and $377 million as of December 31, 2016. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.

2017 Form 10-Q |	33

In May 2016, the company issued $7.8 billion aggregate principal amount of senior notes. Approximately $2.0 billion of the net proceeds were used to repay an outstanding term loan that was due to mature in November 2016, approximately $1.9 billion of the net proceeds were used to finance the acquisition of Stemcentrx and approximately $3.8 billion of the net proceeds were used to finance an accelerated share repurchase agreement.

Cash and equivalents were impacted by net favorable exchange rate changes totaling $23 million for the six months ended June 30, 2017 and net unfavorable exchange rate changes totaling $307 million for the six months ended June 30, 2016. The unfavorable exchange rate changes in 2016 were primarily due to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. While a significant portion of cash and equivalents as of June 30, 2017 were considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the amount of undistributed earnings as of June 30, 2017 has been reinvested indefinitely.

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

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding net governmental receivables in these countries totaled $265 million at June 30, 2017 and $244 million at December 31, 2016. The company also continues to do business with foreign governments in certain oil-exporting countries that have recently experienced a deterioration in economic conditions, including Saudi Arabia and Russia, which may result in delays in the collection of receivables. Outstanding net governmental receivables related to Saudi Arabia were $149 million as of June 30, 2017 and $122 million as of December 31, 2016. Outstanding net governmental receivables related to Russia were $133 million as of June 30, 2017 and $110 million as of December 31, 2016. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Currently, AbbVie does not believe the economic conditions in oil-exporting countries will have a significant impact on the company’s liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of June 30, 2017.

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At June 30, 2017, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were insignificant. There were no amounts outstanding under the credit facility as of June 30, 2017 and December 31, 2016.

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

2017 Form 10-Q |	34

Credit Ratings

There were no changes in the company’s credit ratings during the six months ended June 30, 2017. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.

CRITICAL ACCOUNTING POLICIES

A summary of the company’s significant accounting policies is included in Note 2 entitled “Summary of Significant Accounting Policies” to the company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in the company’s application of its critical accounting policies during the six months ended June 30, 2017.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended June 30, 2017.

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

2017 Form 10-Q |	35

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

2017 Form 10-Q |	36

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 – April 30, 2017	737	(1)	$64.97	(1)	—	$4,536,288,945
May 1, 2017 – May 31, 2017	2,602	(1)	$65.90	(1)	—	$4,536,288,945
June 1, 2017 – June 30, 2017	13,127	(1)	$70.67	(1)	—	$4,536,288,945
Total	16,466	(1)	$69.66	(1)	—	$4,536,288,945

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares included the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 737 in April; 2,602 in May; and 13,127 in June, with average exercise prices of $64.97 in April; $65.90 in May; and $70.67 in June.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
ITEM 6. EXHIBITS

Incorporated by reference to the Exhibit Index included herewith.

2017 Form 10-Q |	37

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ William J. Chase
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: August 7, 2017

2017 Form 10-Q |	38

EXHIBIT INDEX

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.