Form 10-Q
period 2017-09-30
AbbVie Inc.
filed 2017-11-07
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 24, 2017, AbbVie Inc. had 1,596,429,740 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

2017 Form 10-Q |	1

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Net revenues	$6,995	$6,432	$20,477	$18,842

Cost of products sold	1,616	1,504	4,760	4,278
Selling, general and administrative	1,452	1,381	4,324	4,202
Research and development	1,222	1,106	3,580	3,176
Acquired in-process research and development	—	80	15	160
Total operating costs and expenses	4,290	4,071	12,679	11,816
Operating earnings	2,705	2,361	7,798	7,026

Interest expense, net	252	250	752	675
Net foreign exchange loss (gain)	9	(4)	28	313
Other expense, net	349	101	484	152
Earnings before income tax expense	2,095	2,014	6,534	5,886
Income tax expense	464	416	1,277	1,324
Net earnings	$1,631	$1,598	$5,257	$4,562

Per share data
Basic earnings per share	$1.02	$0.97	$3.28	$2.79
Diluted earnings per share	$1.01	$0.97	$3.27	$2.78
Cash dividends declared per common share	$0.64	$0.57	$1.92	$1.71

Weighted-average basic shares outstanding	1,597	1,632	1,596	1,624
Weighted-average diluted shares outstanding	1,603	1,640	1,602	1,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Net earnings	$1,631	$1,598	$5,257	$4,562

Foreign currency translation adjustments, net of tax expense (benefit) of $7 for the three months and $40 for the nine months ended September 30, 2017 and $10 for the three months and $30 for the nine months ended September 30, 2016	183	31	602	164
Net investment hedging activities, net of tax expense (benefit) of $(52) for the three months and $(174) for the nine months ended September 30, 2017 and $— for the three months and $— for the nine months ended September 30, 2016	(90)	—	(307)	—
Pension and post-employment benefits, net of tax expense (benefit) of $8 for the three months and $23 for the nine months ended September 30, 2017 and $8 for the three months and $23 for the nine months ended September 30, 2016	8	15	21	48
Marketable security activities, net of tax expense (benefit) of $4 for the three months and $6 for the nine months ended September 30, 2017 and $1 for the three months and $(7) for the nine months ended September 30, 2016	(28)	12	(18)	19
Cash flow hedging activities, net of tax expense (benefit) of $(14) for the three months and $(29) for the nine months ended ended September 30, 2017 and $1 for the three months and $(3) for the nine months ended September 30, 2016	(138)	(8)	(325)	(10)
Other comprehensive income (loss)	(65)	50	(27)	221
Comprehensive income	$1,566	$1,648	$5,230	$4,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and equivalents	$8,446	$5,100
Short-term investments	1,108	1,323
Accounts receivable, net	4,891	4,758
Inventories	1,785	1,444
Prepaid expenses and other	2,700	3,562
Total current assets	18,930	16,187

Investments	1,971	1,783
Property and equipment, net	2,697	2,604
Intangible assets, net	28,167	28,897
Goodwill	15,748	15,416
Other assets	1,327	1,212
Total assets	$68,840	$66,099

Liabilities and Equity
Current liabilities
Short-term borrowings	$800	$377
Current portion of long-term debt and lease obligations	3,021	25
Accounts payable and accrued liabilities	9,212	9,379
Total current liabilities	13,033	9,781

Long-term debt and lease obligations	33,974	36,440
Deferred income taxes	6,147	6,890
Other long-term liabilities	8,999	8,352

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,767,419,360 shares issued as of September 30, 2017 and 1,754,900,486 as of December 31, 2016	18	18
Common stock held in treasury, at cost, 171,296,169 shares as of September 30, 2017 and 162,387,762 as of December 31, 2016	(11,419)	(10,852)
Additional paid-in capital	14,154	13,678
Retained earnings	6,547	4,378
Accumulated other comprehensive loss	(2,613)	(2,586)
Total stockholders’ equity	6,687	4,636

Total liabilities and equity	$68,840	$66,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in millions) (brackets denote cash outflows)	2017	2016
Cash flows from operating activities
Net earnings	$5,257	$4,562
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	324	307
Amortization of intangible assets	808	554
Change in fair value of contingent consideration liabilities	547	143
Stock-based compensation	288	278
Upfront costs and milestones related to collaborations	85	230
Devaluation loss related to Venezuela	—	298
Other, net	(73)	326
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(163)	(129)
Inventories	(119)	28
Prepaid expenses and other assets	(22)	(122)
Accounts payable and other liabilities	444	(975)
Cash flows from operating activities	7,376	5,500

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	—	(2,477)
Other acquisitions and investments	(180)	(172)
Acquisitions of property and equipment	(347)	(365)
Purchases of investment securities	(1,838)	(4,520)
Sales and maturities of investment securities	1,890	1,579
Cash flows from investing activities	(475)	(5,955)

Cash flows from financing activities
Net change in short-term borrowings	423	(406)
Proceeds from issuance of long-term debt	—	7,771
Repayments of long-term debt and lease obligations	(18)	(2,006)
Debt issuance costs	—	(52)
Dividends paid	(3,077)	(2,784)
Purchases of treasury stock	(905)	(4,223)
Proceeds from the exercise of stock options	214	210
Payments of contingent consideration liabilities	(268)	—
Other, net	47	64
Cash flows from financing activities	(3,584)	(1,426)
Effect of exchange rate changes on cash and equivalents	29	(300)
Net change in cash and equivalents	3,346	(2,181)
Cash and equivalents, beginning of period	5,100	8,399

Cash and equivalents, end of period	$8,446	$6,218

Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	$—	$3,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

2017 Form 10-Q |	5

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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard provides clarifying guidance to assist in the evaluation of whether transactions are treated as business combinations or asset acquisitions. AbbVie elected to early adopt the changes prospectively in the first quarter of 2017.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. AbbVie adopted the standard in the first quarter of 2017. As a result, all excess tax benefits associated with stock-based awards are recognized in the statement of earnings when the awards vest or settle, rather than in stockholders' equity. In addition, excess tax benefits in the statement of cash flows are now classified as an operating activity rather than as a financing activity. AbbVie adopted these changes prospectively. Accordingly, the company recognized excess tax benefits in income tax expense of $14 million for the three months and $53 million for the nine months ended September 30, 2017 and classified them within cash flows from operating activities.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). The amendments in this standard supersede most current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) modified retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. AbbVie will adopt the standard effective the first quarter of 2018 and apply the amendments using the modified retrospective method. The company has made substantial progress in its review of the new standard and will complete its assessment by December 31, 2017. AbbVie does not expect significant changes to the amounts or timing of revenue recognition for product sales, which is its primary revenue stream. However, the company expects that the adoption of the new standard will require a cumulative-effect adjustment to retained earnings on January 1, 2018 of approximately $130 million, net of tax, primarily related to certain deferred license revenues that were originally expected to be recognized through early 2020.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard outlines a comprehensive lease accounting model that supersedes the current lease guidance and requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach and will be effective for AbbVie starting with the first quarter of 2019, with early adoption permitted. AbbVie will adopt the standard effective in the first quarter of 2019 and is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The new standard requires entities to recognize the income tax consequences of an intercompany transfer of an asset other than inventory when the transfer occurs. Under current U.S. GAAP, the income tax consequences of these intercompany asset transfers are deferred until the asset is sold to a third party or otherwise recovered through use. The standard will be effective for AbbVie starting with the first quarter of 2018. Adjustments for this update are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings with any adjustments reflected as of the beginning of the fiscal year of adoption. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements. As of September 30, 2017, AbbVie had approximately $1.8 billion of prepaid income tax assets that will be affected by this standard, of which $1.3 billion was included in prepaid expenses and other on the condensed consolidated balance sheet.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The standard simplifies the application of hedge accounting and more closely aligns the accounting with an entity’s risk management activities. The standard will be effective for AbbVie starting with the first quarter of 2019, with early adoption permitted. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

2017 Form 10-Q |	7

Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Interest expense	$293	$271	$851	$731
Interest income	(41)	(21)	(99)	(56)
Interest expense, net	$252	$250	$752	$675
Inventories

(in millions)	September 30, 2017	December 31, 2016
Finished goods	$353	$223
Work-in-process	1,271	1,080
Raw materials	161	141
Inventories	$1,785	$1,444
Property and Equipment

(in millions)	September 30, 2017	December 31, 2016
Property and equipment, gross	$7,894	$7,526
Accumulated depreciation	(5,197)	(4,922)
Property and equipment, net	$2,697	$2,604
Depreciation expense was $111 million for the three months and $324 million for the nine months ended September 30, 2017 and $96 million for the three months and $307 million for the nine months ended September 30, 2016.

2017 Form 10-Q |	8

Note 3    Earnings Per Share

AbbVie grants certain restricted stock awards (RSAs) and restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.

The following table summarizes the impact of the two-class method:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share information)	2017	2016	2017	2016
Basic EPS
Net earnings	$1,631	$1,598	$5,257	$4,562
Earnings allocated to participating securities	8	8	26	23
Earnings available to common shareholders	$1,623	$1,590	$5,231	$4,539
Weighted-average basic shares outstanding	1,597	1,632	1,596	1,624
Basic earnings per share	$1.02	$0.97	$3.28	$2.79

Diluted EPS
Net earnings	$1,631	$1,598	$5,257	$4,562
Earnings allocated to participating securities	8	8	26	23
Earnings available to common shareholders	$1,623	$1,590	$5,231	$4,539
Weighted-average shares of common stock outstanding	1,597	1,632	1,596	1,624
Effect of dilutive securities	6	8	6	9
Weighted-average diluted shares outstanding	1,603	1,640	1,602	1,633
Diluted earnings per share	$1.01	$0.97	$3.27	$2.78

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

The acquisition of Stemcentrx was accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Stemcentrx consisted of approximately 62.4 million shares of AbbVie common stock, issued from common stock held in treasury, and cash. AbbVie may make certain contingent payments upon the achievement of defined development and regulatory milestones. As of the acquisition date, the maximum aggregate amount payable for development and regulatory milestones was $4.0 billion. The acquisition-date fair value of these milestones was $620 million and was estimated using a combination of probability-weighted discounted cash flow models and Monte Carlo simulation models. The estimate was determined based on significant inputs that are not observable in the market, referred to as Level 3 inputs, as described in more detail in Note 8.

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

The goodwill recognized represents expected synergies, including the ability to: (i) leverage the respective strengths of each business; (ii) expand the combined company’s product portfolio; (iii) accelerate AbbVie's clinical and commercial presence in oncology; and (iv) establish a strong leadership position in oncology. Goodwill was also impacted by the establishment of a deferred tax liability for the acquired identifiable intangible assets which have no tax basis. The goodwill is not deductible for tax purposes.

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of AbbVie and Stemcentrx for the three and nine months ended September 30, 2016 as if the acquisition of Stemcentrx had occurred on January 1, 2015:

	Three months ended September 30,	Nine months ended September 30,
(in millions, except per share information)	2016	2016
Net revenues	$6,432	$18,845
Net earnings	1,579	4,515
Basic earnings per share	$0.97	$2.72
Diluted earnings per share	$0.96	$2.71

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Stemcentrx. In order to reflect the occurrence of the acquisition on January 1, 2015 as

2017 Form 10-Q |	10

required, the unaudited pro forma financial information includes adjustments to reflect the additional interest expense associated with the issuance of debt to finance the acquisition and the reclassification of acquisition, integration and financing-related costs incurred during 2016 to the three and nine months ended September 30, 2015. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2015. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

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

The company concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. Under the terms of the agreement, AbbVie made an upfront payment of $595 million. Additionally, $18 million of payments to BI, pursuant to a contractual obligation to reimburse BI for certain development costs it incurred prior to the acquisition date, were initially deferred. AbbVie may make certain contingent payments upon the achievement of defined development, regulatory and commercial milestones, as well as royalty payments based on net revenues of licensed products. As of the acquisition date, the maximum aggregate amount payable for development and regulatory milestones was approximately $1.6 billion. The acquisition-date fair value of these milestones was $606 million. The acquisition-date fair value of contingent royalty payments was $2.8 billion. The potential contingent consideration payments were estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which were then discounted to present value. The fair value measurements were based on Level 3 inputs.

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

The estimated fair value of the acquired IPR&D was determined using the multi-period excess earnings model of the “income approach.” The goodwill recognized represents expected synergies, including an expansion of the company’s immunology product portfolio.

Pro forma results of operations for this acquisition have not been presented because this acquisition is insignificant to AbbVie’s consolidated results of operations.

2017 Form 10-Q |	11

Other Licensing & Acquisitions Activity

Excluding the acquisitions above, cash outflows related to other acquisitions and investments totaled $180 million for the nine months ended September 30, 2017 and $172 million for the nine months ended September 30, 2016. AbbVie recorded no IPR&D charges for the three months ended September 30, 2017 and recorded IPR&D charges of $15 million for the nine months ended September 30, 2017. AbbVie recorded IPR&D charges of $80 million for the three months and $160 million for the nine months ended September 30, 2016.

In October 2017, AbbVie entered into a global strategic collaboration with Alector, Inc. (Alector) to develop and commercialize medicines to treat Alzheimer’s disease and other neurodegenerative disorders. AbbVie and Alector have agreed to research a portfolio of antibody targets and AbbVie has an option to global development and commercial rights to two targets. AbbVie will make an initial upfront payment of $205 million, which will be expensed to IPR&D in the fourth quarter of 2017. Alector will conduct exploratory research, drug discovery and development for lead programs up to the conclusion of the proof of concept studies. If the option is exercised, AbbVie will lead development and commercialization activities and could make additional payments to Alector of up to $986 million upon achievement of certain development and regulatory milestones. Alector and AbbVie will co-fund development and commercialization and will share global profits equally.
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

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
United States - Janssen's share of profits (included in cost of products sold)	$268	$211	$727	$540
International - AbbVie's share of profits (included in net revenues)	114	64	306	175
Global - AbbVie's share of other costs (included in respective line items)	75	70	209	195

2017 Form 10-Q |	12

Note 6    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2016	$15,416
Foreign currency translation adjustments	332
Balance as of September 30, 2017	$15,748

The latest impairment assessment of goodwill was completed in the third quarter of 2017. As of September 30, 2017, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if impairment indicators exist.

Intangible Assets, Net

The following table summarizes intangible assets:

	September 30, 2017			December 31, 2016
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$16,456	$(4,805)	$11,651	$16,464	$(4,256)	$12,208
License agreements	7,869	(1,343)	6,526	7,809	(1,110)	6,699
Total definite-lived intangible assets	24,325	(6,148)	18,177	24,273	(5,366)	18,907
Indefinite-lived research and development	9,990	—	9,990	9,990	—	9,990
Total intangible assets, net	$34,315	$(6,148)	$28,167	$34,263	$(5,366)	$28,897

Amortization expense was $268 million for the three months and $808 million for the nine months ended September 30, 2017 and $208 million for the three months and $554 million for the nine months ended September 30, 2016. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.

For the nine months ended September 30, 2017, no impairment charges were recorded to intangible assets. For the nine months ended September 30, 2016, an impairment charge of $39 million was recorded related to certain developed product rights in the United States due to a decline in the market for the product. The fair value was determined based on a discounted cash flow analysis and the charge was included in cost of products sold in the condensed consolidated statement of earnings.

The indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The indefinite-lived intangible assets as of September 30, 2017 and December 31, 2016 primarily related to the acquisitions of Stemcentrx and BI compounds. See Note 4 for additional information. The latest impairment assessment of indefinite-lived intangible assets was completed in the third quarter of 2017. No impairment charges were recorded for the nine months ended September 30, 2017 and 2016. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if impairment indicators exist.

2017 Form 10-Q |	13

Note 7    Restructuring Plans

AbbVie recorded restructuring charges of $7 million for the three months and $34 million for the nine months ended September 30, 2017 and $5 million for the three months and $35 million for the nine months ended September 30, 2016.

The following table summarizes the cash activity in the restructuring reserve for the nine months ended September 30, 2017:

(in millions)
Accrued balance as of December 31, 2016	$87
Restructuring charges	34
Payments and other adjustments	(65)
Accrued balance as of September 30, 2017	$56
Note 8    Financial Instruments and Fair Value Measures

Risk Management Policy

See Note 10 to the company's Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of AbbVie's risk management policy and use of derivative instruments.

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $3.0 billion at September 30, 2017 and $2.2 billion at December 31, 2016, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than eighteen months. Accumulated gains and losses as of September 30, 2017 will be reclassified from accumulated other comprehensive loss (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.

The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $7.4 billion at September 30, 2017 and $6.6 billion at December 31, 2016.

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

AbbVie is a party to interest rate hedge contracts, designated as fair value hedges, with notional amounts totaling $11.8 billion at September 30, 2017 and December 31, 2016. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

2017 Form 10-Q |	14

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	September 30, 2017	December 31, 2016	Balance sheet caption	September 30, 2017	December 31, 2016
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$1	$170	Accounts payable and accrued liabilities	$150	$5
Designated as cash flow hedges	Other assets	—	—	Other long-term liabilities	6	—
Not designated as hedges	Prepaid expenses and other	52	55	Accounts payable and accrued liabilities	47	33
Interest rate swaps designated as fair value hedges	Other assets	—	—	Other long-term liabilities	295	338
Total derivatives		$53	$225		$498	$376

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income/(loss):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Foreign currency forward exchange contracts	$(114)	$(5)	$(253)	$7

The amount of hedge ineffectiveness was insignificant for all periods presented. Assuming market rates remain constant through contract maturities, the company expects to transfer pre-tax unrealized losses of $117 million into cost of products sold for foreign currency cash flow hedges during the next 12 months.

Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized a pre-tax loss in other comprehensive income (loss) of $142 million for the three months and $481 million for the nine months ended September 30, 2017.

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the effective portions of the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Statement of earnings caption	2017	2016	2017	2016
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$38	$4	$101	$23
Not designated as hedges	Net foreign exchange loss	(17)	(15)	(88)	(122)
Non-designated treasury rate lock agreements	Other expense, net	—	—	—	(12)
Interest rate swaps designated as fair value hedges	Interest expense, net	11	(49)	43	321
Total		$32	$(60)	$56	$210

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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2017:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$8,446	$669	$7,777	$—
Time deposits	500	—	500	—
Debt securities	2,475	—	2,475	—
Equity securities	57	57	—	—
Foreign currency contracts	53	—	53	—
Total assets	$11,531	$726	$10,805	$—
Liabilities
Interest rate hedges	$295	$—	$295	$—
Foreign currency contracts	203	—	203	—
Contingent consideration	4,455	—	—	4,455
Total liabilities	$4,953	$—	$498	$4,455

2017 Form 10-Q |	16

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

The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were determined based on prices obtained from commercial pricing services. Available-for-sale equity securities consists of investments for which the fair values were determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company were valued using publicized spot curves for interest rate hedges and publicized forward curves for foreign currency contracts. The fair value measurements of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products still in development. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At September 30, 2017, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $160 million. Additionally, at September 30, 2017, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $340 million.

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Nine months ended September 30,
(in millions)	2017	2016
Beginning balance	$4,213	$—
Additions (see Note 4)	—	3,985
Change in fair value recognized in net earnings	547	143
Milestone payments	(305)	—
Ending balance	$4,455	$4,128

The change in fair value recognized in net earnings was recorded in other expense, net in the condensed consolidated statements of earnings for both the three and nine months ended September 30, 2017 and 2016.

2017 Form 10-Q |	17

In addition to the financial instruments that the company carries at fair value on the condensed consolidated balance sheets, certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of September 30, 2017 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book Value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$47	$47	$—	$2	$45
Total assets	$47	$47	$—	$2	$45
Liabilities
Short-term borrowings	$800	$800	$—	$800	$—
Current portion of long-term debt and lease obligations	3,021	3,027	3,004	23	—
Long-term debt and lease obligations, excluding fair value hedges	34,269	35,647	33,575	2,072	—
Total liabilities	$38,090	$39,474	$36,579	$2,895	$—

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

Available-for-sale Securities

Substantially all of the company’s investments in debt and equity securities were classified as available-for-sale. Debt securities classified as short-term were $549 million as of September 30, 2017 and $309 million as of December 31, 2016. Long-term debt securities mature primarily within five years. Estimated fair values of available-for-sale securities were generally determined based on prices obtained from commercial pricing services.

The following table is a summary of available-for-sale securities by type as of September 30, 2017:

	Amortized Cost	Gross unrealized		Fair Value
(in millions)		Gains	Losses
Asset backed securities	$904	$1	$(2)	$903
Corporate debt securities	1,424	4	(1)	1,427
Other debt securities	145	—	—	145
Equity securities	18	41	(2)	57
Total	$2,491	$46	$(5)	$2,532

The following table is a summary of available-for-sale securities by type as of December 31, 2016:

	Amortized Cost	Gross unrealized		Fair Value
(in millions)		Gains	Losses
Asset backed securities	$891	$1	$(4)	$888
Corporate debt securities	961	1	(2)	960
Other debt securities	127	—	(1)	126
Equity securities	18	60	(2)	76
Total	$1,997	$62	$(9)	$2,050

AbbVie had no other-than-temporary impairments as of September 30, 2017. Net realized gains were $39 million for the three months and $49 million for the nine months ended September 30, 2017. Net realized gains for the three and nine months ended September 30, 2016 were insignificant.

Concentrations of Risk

The functional currency of the company’s Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar (VEF) were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the Divisa Complementaria (DICOM) rate. Therefore, during the first quarter of 2016, AbbVie recorded a charge of $298 million to net foreign exchange loss to revalue its bolivar-denominated net monetary assets using the DICOM rate then in effect of approximately 270 VEF per U.S. dollar. As of September 30, 2017 and December 31, 2016, AbbVie’s net monetary assets in Venezuela were insignificant.

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding governmental receivables in these countries, net of allowances for doubtful accounts, totaled $246 million as of September 30, 2017 and $244 million as of December 31, 2016. The company also continues to do business with foreign governments in certain oil-exporting countries that have recently experienced a deterioration in economic conditions, including Saudi Arabia and Russia, which may result in delays in the collection of receivables. Outstanding governmental receivables related to Saudi Arabia, net of allowances for doubtful accounts, were $141 million as of September 30, 2017 and $122 million as of December 31, 2016. Outstanding governmental receivables related to Russia, net of allowances for doubtful accounts, were $142 million as of September 30, 2017 and $110 million as of December 31, 2016. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

2017 Form 10-Q |	19

Of total net accounts receivable, three U.S. wholesalers accounted for 56% as of September 30, 2017 and 51% as of December 31, 2016, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.

HUMIRA (adalimumab) is AbbVie’s single largest product and accounted for approximately 66% of AbbVie’s total net revenues for the nine months ended September 30, 2017 and 63% for the nine months ended September 30, 2016.

Debt and Credit Facilities

Short-term borrowings included commercial paper of $800 million as of September 30, 2017 and $377 million as of December 31, 2016. The weighted-average interest rate on commercial paper borrowings was 1.2% for the nine months ended September 30, 2017 and 0.6% for the nine months ended September 30, 2016.
Note 9    Post-Employment Benefits

The following is a summary of net periodic benefit costs relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$59	$52	$176	$158	$6	$6	$19	$19
Interest cost	52	50	153	151	6	6	18	18
Expected return on plan assets	(96)	(88)	(286)	(266)	—	—	—	—
Amortization of actuarial losses and prior service costs	27	22	80	64	1	—	1	—
Net periodic benefit cost	$42	$36	$123	$107	$13	$12	$38	$37

AbbVie's principal domestic defined benefit plan is the AbbVie Pension Plan. AbbVie made voluntary contributions to this plan of $150 million in both the nine months ended September 30, 2017 and 2016.
Note 10 Equity

Stock-Based Compensation

Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Cost of products sold	$7	$6	$20	$19
Research and development	30	6	127	161
Selling, general and administrative	34	35	141	141
Pre-tax compensation expense	71	47	288	321
Tax benefit	20	13	85	83
After-tax compensation expense	$51	$34	$203	$238

Stock Options

During the nine months ended September 30, 2017, primarily in connection with the company's annual grant, AbbVie granted 1.2 million stock options with a weighted-average grant-date fair value of $9.80. As of September 30, 2017, $20 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

2017 Form 10-Q |	20

RSAs, RSUs and Performance Shares

During the nine months ended September 30, 2017, primarily in connection with the company's annual grant, AbbVie granted 6.1 million RSUs and performance shares with a weighted-average grant-date fair value of $61.68. As of September 30, 2017, $292 million of unrecognized compensation cost related to RSAs, RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

Cash Dividends

The following table summarizes quarterly cash dividends declared during 2017 and 2016:

2017			2016
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/27/17	02/15/18	$0.71	10/28/16	02/15/17	$0.64
09/08/17	11/15/17	$0.64	09/09/16	11/15/16	$0.57
06/22/17	08/15/17	$0.64	06/16/16	08/15/16	$0.57
02/16/17	05/15/17	$0.64	02/18/16	05/16/16	$0.57

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

AbbVie repurchased approximately 7.8 million shares in the open market for $500 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, AbbVie cash-settled $285 million of its open market purchases made at the end of 2016. AbbVie's remaining stock repurchase authorization was $4.5 billion as of September 30, 2017.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2017:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post- employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2016	$(1,435)	$140	$(1,513)	$46	$176	$(2,586)
Other comprehensive income (loss) before reclassifications	602	(307)	(37)	31	(229)	60
Net losses (gains) reclassified from accumulated other comprehensive loss	—	—	58	(49)	(96)	(87)
Net current-period other comprehensive income (loss)	602	(307)	21	(18)	(325)	(27)
Balance as of September 30, 2017	$(833)	$(167)	$(1,492)	$28	$(149)	$(2,613)

Other comprehensive income for the nine months ended September 30, 2017 included foreign currency translation adjustments totaling a gain of $602 million, which was principally due to the impact of the improvement in the Euro in the nine months ended September 30, 2017 on the translation of the company’s assets denominated in the Euro.

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

The table below presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of AOCI:

	Three months ended September 30,		Nine months ended September 30,
(in millions) (brackets denote gains)	2017	2016	2017	2016
Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$28	$22	$81	$64
Tax benefit	(8)	(8)	(23)	(23)
Total reclassifications, net of tax	$20	$14	$58	$41
Cash flow hedging activities
Gains on designated cash flow hedges(b)	$(38)	$(2)	$(101)	$(21)
Tax expense (benefit)	—	(2)	5	(2)
Total reclassifications, net of tax	$(38)	$(4)	$(96)	$(23)

(a) Amounts are included in the computation of net periodic benefit cost (see Note 9).

(b) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 22% for the three months and 20% for the nine months ended September 30, 2017 and 21% for the three months and 22% for the nine months ended September 30, 2016. The effective tax rate in each period differed from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions and business development activities together with the cost of repatriation decisions. The change in the effective tax rate for the three and nine months ended September 30, 2017 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including collaborations, the impact of the prior year non-deductible devaluation loss related to Venezuela and the impact of the adoption of ASU No. 2016-09, which changed the accounting treatment for excess tax benefits associated with stock-based awards. See Note 1 for additional information related to the adoption of this accounting pronouncement.

Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months by up to $246 million. At the time of separation, AbbVie and Abbott Laboratories (Abbott) entered into a tax sharing agreement which provides that Abbott is liable for and has indemnified AbbVie against all income tax liabilities for periods prior to the separation.

2017 Form 10-Q |	22

Accordingly, Abbott will indemnify and hold AbbVie harmless if the tax positions are settled for amounts in excess of recorded liabilities, and AbbVie will not benefit if prior tax positions are resolved more favorably than recorded amounts.
Note 12 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $215 million as of September 30, 2017 and $225 million as of December 31, 2016. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

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

In March 2015, the State of Louisiana filed a lawsuit, State of Louisiana v. Fournier Industrie et Sante, et al., against AbbVie, Abbott and affiliated Abbott entities in Louisiana state court. Plaintiff alleges that patent applications and patent litigation filed and other alleged conduct from the early 2000's and before related to the drug TriCor violated Louisiana State antitrust and unfair trade practices laws. The lawsuit seeks monetary damages and attorneys' fees. In August 2015, the court dismissed the case as time-barred. In December 2016, the appellate court for the state’s appeal remanded for the trial court to determine whether the state is a proper party in interest. On remand, the trial court denied AbbVie’s motion to dismiss.

In August 2013, a putative class action lawsuit, Sidney Hillman Health Center of Rochester, et al. v. AbbVie Inc., et al., was filed against AbbVie in the United States District Court for the Northern District of Illinois by three healthcare benefit providers alleging violations

2017 Form 10-Q |	23

of Federal Racketeer Influenced and Corrupt Organizations (RICO) statutes and state deceptive business practice and unjust enrichment laws in connection with reimbursements for certain uses of Depakote from 1998 to 2012. Plaintiffs seek monetary damages and/or equitable relief and attorneys' fees. In February 2017, the court dismissed this lawsuit with prejudice and in October 2017, the United States Court of Appeals for the Seventh Circuit affirmed the dismissal.

In November 2014, a putative class action lawsuit, Medical Mutual of Ohio v. AbbVie Inc., et al., was filed against several manufacturers of testosterone replacement therapies (TRTs), including AbbVie, in the United States District Court for the Northern District of Illinois on behalf of all insurance companies, health benefit providers, and other third party payors who paid for TRTs, including AndroGel. The claims asserted include violations of the federal RICO Act and state consumer fraud and deceptive trade practices laws. The complaint seeks monetary damages and injunctive relief. A similar lawsuit, Allied Services Division Welfare Fund v. AbbVie Inc., et al., filed in the same court in October 2015 on behalf of the same putative class members and a putative class of consumers, was voluntarily dismissed in September 2017.

Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 4,300 claims are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 210 claims are pending in various state courts. Plaintiffs generally seek compensatory and punitive damages. In July 2017, a jury in the United States District Court for the Northern District of Illinois reached a verdict in the first case to be tried. The jury found for AbbVie on the plaintiff's strict liability and negligence claims and for the plaintiff on the plaintiff's fraud claim, but awarded no compensatory damages. The jury's award of $150 million in punitive damages without an underlying compensatory damage award will be subject to post-trial briefing. AbbVie expects the punitive damage award will not stand. In August 2017, a jury in the Circuit Court of Cook County, Illinois, reached a verdict for AbbVie on all claims. In October 2017, a jury in the United States District Court for the Northern District of Illinois reached a verdict for AbbVie on strict liability but for the plaintiff on remaining claims and awarded $140,000 in compensatory damages and $140 million in punitive damages, which will be the subject of post-trial proceedings.

Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Over ninety percent of the approximately 625 claims are pending in the United States District Court for the Southern District of Illinois, and the rest are pending in various other federal and state courts. Plaintiffs generally seek compensatory and punitive damages.

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

In June 2016, a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Similar lawsuits were filed between July and September 2017 against AbbVie and in some instances its chief executive officer in the same court by twelve additional investment funds. Plaintiffs seek compensatory and punitive damages.

In May 2017, a shareholder derivative lawsuit, Ellis v. Gonzalez, et al., was filed in Delaware Chancery Court, alleging that AbbVie's directors breached their fiduciary duties in connection with statements made regarding the Shire transaction. The lawsuit seeks unspecified compensatory damages for AbbVie, among other relief.

Beginning in May 2016, the Patent Trial & Appeal Board of the U.S. Patent & Trademark Office (PTO) instituted five inter partes review proceedings brought by Coherus Biosciences and Boehringer Ingelheim related to three AbbVie patents covering methods of treatment of rheumatoid arthritis using adalimumab. In these proceedings, the PTO reviewed the validity of the patents and issued decisions of invalidity in May, June and July of 2017. AbbVie’s appeal of the decisions is pending in the Court of Appeals for the Federal Circuit.

AbbVie is seeking to enforce certain patent rights related to adalimumab (a drug AbbVie sells under the trademark HUMIRA®). In a case filed in United States District Court for the District of Delaware in August 2016, AbbVie alleged that Amgen Inc.’s and Amgen Manufacturing, Limited’s proposed biosimilar adalimumab product infringed certain AbbVie patents. AbbVie sought declaratory and injunctive relief. In September 2017, the parties settled this case and it was dismissed without prejudice.

2017 Form 10-Q |	24

In March 2017, AbbVie filed a lawsuit, AbbVie Inc. v. Novartis Vaccines and Diagnostics, Inc. and Grifols Worldwide Operations Ltd., in the United States District Court for the Northern District of California against Novartis Vaccines and Grifols Worldwide seeking a declaratory judgment that eleven HCV-related patents licensed to AbbVie in 2002 are invalid.

AbbVie is seeking to enforce certain patent rights related to adalimumab (a drug AbbVie sells under the trademark HUMIRA®). In a case filed in United States District Court for the District of Delaware in August 2017, AbbVie alleges that Boehringer Ingelheim International GmbH’s, Boehringer Ingelheim Pharmaceutical, Inc.’s, and Boehringer Ingelheim Fremont, Inc.’s proposed biosimilar adalimumab product infringes certain AbbVie patents. AbbVie seeks declaratory and injunctive relief.
Note 13 Segment Information

AbbVie operates in one business segment—pharmaceutical products. The following table details AbbVie’s worldwide net revenues:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
HUMIRA	$4,701	$4,060	$13,535	$11,786
IMBRUVICA	688	501	1,865	1,321
HCV	276	378	764	1,211
Lupron	201	193	605	602
Creon	215	187	596	517
Synagis	116	96	456	460
Synthroid	191	188	576	558
AndroGel	147	174	437	501
Kaletra	85	137	310	416
Sevoflurane	100	102	311	327
Duodopa	94	74	255	215
All other	181	342	767	928
Total net revenues	$6,995	$6,432	$20,477	$18,842

2017 Form 10-Q |	25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of September 30, 2017 and December 31, 2016 and the results of operations for the three and nine months ended September 30, 2017 and 2016. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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

Financial Results

The company's financial performance for the nine months ended September 30, 2017 included delivering worldwide net revenues of $20.5 billion, operating earnings of $7.8 billion and diluted earnings per share of $3.27. Worldwide net revenues grew by 9% on a constant currency basis, driven primarily by the continued strength of HUMIRA, revenue growth related to IMBRUVICA and revenue growth from other key products including Creon and Duodopa. These increases were partially offset by a decline in net revenues of HCV product VIEKIRA.

Diluted earnings per share was $3.27 for the nine months ended September 30, 2017 and included the following after-tax costs: (i) $606 million related to the amortization of intangible assets; (ii) $546 million for the change in fair value of contingent consideration liabilities; (iii) milestone payments of $68 million; (iv) litigation reserve charges of $65 million; (v) acquisition related costs of $49 million; and (vi) $15 million for acquired in-process research and development (IPR&D). Additionally, financial results for the nine months ended September 30, 2017 reflected continued added funding to support AbbVie’s emerging mid- and late-stage pipeline assets and continued investment in AbbVie’s growth brands.

2017 Form 10-Q |	26

The company generated cash flows from operations of $7.4 billion for the nine months ended September 30, 2017, which AbbVie utilized to continue to enhance its pipeline through licensing and collaboration activities, pay cash dividends to stockholders of $3.1 billion and repurchase approximately 7.8 million shares for $500 million in the open market. In September 2017, AbbVie’s board of directors declared a quarterly cash dividend of $0.64 per share of common stock payable in November 2017. In October 2017, the company announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.64 per share to $0.71 per share beginning with the dividend payable in February 2018. This reflects an increase of approximately 11% over the previous quarterly rate.

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

Significant Programs and Developments

Immunology

Upadacitinib

•
In June 2017, AbbVie announced that top-line results from the Phase 3 SELECT-NEXT clinical trial evaluating upadacitinib (ABT-494), the company’s selective JAK1 inhibitor currently in late-stage development for rheumatoid arthritis (RA), met all primary and ranked secondary endpoints in patients with moderate to severe RA who did not adequately respond to treatment with conventional synthetic disease modifying anti-rheumatic drugs (DMARDs). The safety profile of upadacitinib was consistent with previously reported Phase 2 trials and no new safety signals were detected.

•
In September 2017, AbbVie announced that top-line results from the Phase 3 SELECT-BEYOND clinical trial evaluating upadacitinib met all primary and ranked secondary endpoints in patients with moderate to severe RA who did not adequately respond or were intolerant to treatment with biologic DMARDs. The safety profile of upadacitinib was consistent with previously reported Phase 2 trials and the Phase 3 SELECT-NEXT clinical trial, with no new safety signals detected.

Risankizumab

•
In October 2017, AbbVie announced that top-line results from three Phase 3 clinical trials evaluating risankizumab, an investigational interleukin-23 (IL-23) inhibitor, with 12-week dosing compared to ustekinumab and adalimumab met all co-primary and ranked secondary endpoints for the treatment of patients with moderate to severe chronic plaque psoriasis. The safety profile was consistent with all previously reported studies, and there were no new safety signals detected across the three studies.

2017 Form 10-Q |	27

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

•
In August 2017, AbbVie announced that the FDA approved IMBRUVICA for the treatment of adult patients with chronic graft-versus-host-disease (cGVHD) after failure of one or more lines of systemic therapy. IMBRUVICA is the first therapy specifically approved for adults with cGVHD, a severe and potentially life-threatening consequence of stem cell or bone marrow transplant. This marks the sixth U.S. disease indication for IMBRUVICA since the medication's initial approval in 2013 and the first approved indication outside of cancer.

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

•
In September 2017, AbbVie announced that top-line results from the Phase 3 MURANO clinical trial evaluating venetoclax tablets in combination with Rituxan (rituximab) met the primary endpoint of prolonged progression-free survival compared with bendamustine in combination with Rituxan in patients with relapsed/refractory chronic lymphocytic leukemia.

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

2017 Form 10-Q |	28

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

Other

•
In September 2017, AbbVie announced that it had submitted a New Drug Application to the FDA for elagolix, an investigational, orally administered gonadotropin-releasing hormone (GnRH) antagonist, being evaluated for the management of endometriosis with associated pain. In October, AbbVie was granted priority review for elagolix by the FDA.

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

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2017	2016			2017	2016
United States	$4,586	$4,081	12.4%	12.4%	$13,284	$11,695	13.6%	13.6%
International	2,409	2,351	2.4%	0.3%	7,193	7,147	0.6%	1.0%
Net revenues	$6,995	$6,432	8.8%	8.1%	$20,477	$18,842	8.7%	8.8%

2017 Form 10-Q |	29

The following table details AbbVie’s worldwide net revenues:

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2017	2016			2017	2016
HUMIRA
United States	$3,151	$2,647	19.1%	19.1%	$9,048	$7,554	19.8%	19.8%
International	1,550	1,413	9.7%	6.8%	4,487	4,232	6.0%	6.8%
Total	$4,701	$4,060	15.8%	14.8%	$13,535	$11,786	14.8%	15.1%
IMBRUVICA
United States	$574	$437	31.0%	31.0%	$1,559	$1,146	36.0%	36.0%
Collaboration revenues	114	64	80.7%	80.7%	306	175	75.4%	75.4%
Total	$688	$501	37.3%	37.3%	$1,865	$1,321	41.2%	41.2%
HCV
United States	$60	$76	(19.5)%	(19.5)%	$124	$288	(56.6)%	(56.6)%
International	216	302	(28.7)%	(29.8)%	640	923	(30.7)%	(30.5)%
Total	$276	$378	(26.8)%	(27.7)%	$764	$1,211	(36.9)%	(36.7)%
Lupron
United States	$161	$155	4.1%	4.1%	$488	$485	0.6%	0.6%
International	40	38	3.5%	1.6%	117	117	(0.1)%	(0.5)%
Total	$201	$193	4.0%	3.6%	$605	$602	0.5%	0.4%
Creon
United States	$215	$187	14.8%	14.8%	$596	$517	15.3%	15.3%
Synagis
International	$116	$96	21.0%	23.5%	$456	$460	(0.8)%	(1.7)%
Synthroid
United States	$191	$188	1.5%	1.5%	$576	$558	3.1%	3.1%
AndroGel
United States	$147	$174	(14.9)%	(14.9)%	$437	$501	(12.7)%	(12.7)%
Kaletra
United States	$16	$27	(39.2)%	(39.2)%	$54	$90	(39.9)%	(39.9)%
International	69	110	(38.2)%	(40.4)%	256	326	(21.7)%	(24.3)%
Total	$85	$137	(38.4)%	(40.2)%	$310	$416	(25.7)%	(27.7)%
Sevoflurane
United States	$19	$19	0.5%	0.5%	$56	$58	(2.4)%	(2.4)%
International	81	83	(3.4)%	(3.3)%	255	269	(5.5)%	(3.8)%
Total	$100	$102	(2.7)%	(2.6)%	$311	$327	(4.9)%	(3.5)%
Duodopa
United States	$16	$10	56.4%	56.4%	$44	$26	70.8%	70.8%
International	78	64	21.5%	16.6%	211	189	11.7%	12.3%
Total	$94	$74	26.3%	22.0%	$255	$215	18.7%	19.2%
All other	$181	$342	(46.9)%	(47.4)%	$767	$928	(17.4)%	(17.1)%
Total net revenues	$6,995	$6,432	8.8%	8.1%	$20,477	$18,842	8.7%	8.8%

The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.

Global HUMIRA sales increased 15% for both the three and nine months ended September 30, 2017 primarily as a result of market growth across therapeutic categories and geographies as well as favorable pricing in certain geographies. In the United States, HUMIRA sales increased 19% for the three months and 20% for the nine months ended September 30, 2017 driven by market growth across all indications and favorable pricing. Internationally, HUMIRA sales increased 7% for both the three and nine months ended September 30, 2017 driven primarily by market growth. AbbVie continues to pursue strategies intended to further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.

2017 Form 10-Q |	30

Net revenues for IMBRUVICA represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of IMBRUVICA profit. Global IMBRUVICA sales increased 37% for the three months and 41% for the nine months ended September 30, 2017 as a result of continued penetration of IMBRUVICA as a first-line treatment for patients with chronic lymphocytic leukemia (CLL) as well as favorable pricing.

Global HCV sales decreased 28% for the three months and 37% for the nine months ended September 30, 2017 as a result of market contraction, lower market share and price erosion of VIEKIRA. These factors were partially offset by the launch of MAVYRET in certain geographies during the third quarter of 2017.

Net revenues for Creon increased 15% for both the three and nine months ended September 30, 2017 driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market.

Synagis is a seasonal product with the majority of sales occurring in the first and fourth quarters. Synagis revenues increased 23% for the three months ended September 30, 2017 primarily due to seasonal acceleration in certain geographies and tender timing. Synagis revenues for the nine months ended September 30, 2017 decreased 2%.

Net revenues for Duodopa increased 22% for the three months and 19% for the nine months ended September 30, 2017 primarily as a result of market penetration and geographic expansion.

Gross Margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	% change	2017	2016	% change
Gross margin	$5,379	$4,928	9%	$15,717	$14,564	8%
as a % of net revenues	77%	77%		77%	77%

Gross margin as a percentage of net revenues was flat for both the three and nine months ended September 30, 2017 compared to the prior year. Gross margin percentage for both the three and nine months ended September 30, 2017 was favorably impacted by product mix and operational efficiencies, offset by the unfavorable impact of higher intangible asset amortization and the IMBRUVICA profit sharing arrangement.

Selling, General and Administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	% change	2017	2016	% change
Selling, general and administrative	$1,452	$1,381	5%	$4,324	$4,202	3%
as a % of net revenues	21%	21%		21%	22%

SG&A expenses as a percentage of net revenues was flat for the three months and decreased for the nine months ended September 30, 2017 compared to the prior year. SG&A expense percentage for both the three and nine months ended September 30, 2017 was favorably impacted by continued leverage from revenue growth, partially offset by new product launch expenses. SG&A expense percentage for the nine months ended September 30, 2017 was also unfavorably impacted by litigation reserve charges of $97 million.

2017 Form 10-Q |	31

Research and Development and Acquired In-Process Research and Development

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	% change	2017	2016	% change
Research and development	$1,222	$1,106	11%	$3,580	$3,176	13%
as a % of net revenues	17%	17%		17%	17%
Acquired in-process research and development	$—	$80	(100)%	$15	$160	(91)%

Research and Development (R&D) expenses for both the three and nine months ended September 30, 2017 increased compared to the prior year principally due to increased funding to support the company’s emerging mid- and late-stage pipeline assets and the impact of the post-acquisition R&D expenses of Stemcentrx and Boehringer Ingelheim (BI) compounds. These increases were partially offset by lower acquisition related costs, which decreased by $54 million for the three months and $130 million for the nine months ended September 30, 2017 compared to the prior year.

Acquired in-process research and development (IPR&D) expenses reflect upfront payments related to various collaborations. There were no individually significant transactions or cash flows during the three and nine months ended September 30, 2017 and 2016.

Other Non-Operating Expenses

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Interest expense	$293	$271	$851	$731
Interest income	(41)	(21)	(99)	(56)
Interest expense, net	$252	$250	$752	$675

Net foreign exchange loss (gain)	$9	$(4)	$28	$313
Other expense, net	349	101	484	152

Interest expense, net was flat for the three months ended September 30, 2017 compared to the prior year. The increase for the nine months ended September 30, 2017 compared to the prior year was primarily due to the May 2016 issuance of $7.8 billion aggregate principal amount of senior notes, which were issued to finance the acquisition of Stemcentrx and to repay an outstanding term loan.

Net foreign exchange loss for the nine months ended September 30, 2016 included losses totaling $298 million related to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Venezuelan devaluation.

Other expense, net included charges related to changes in fair value of the BI and Stemcentrx contingent consideration liabilities, which totaled $401 million for the three months and $547 million for the nine months ended September 30, 2017 compared to $104 million for the three months and $145 million for the nine months ended September 30, 2016 following the initial recognition of these liabilities in the second quarter of 2016. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates and other market-based factors. For the three and nine months ended September 30, 2017, the change in fair value represented mainly higher probabilities of success and the passage of time. See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding the acquisitions of Stemcentrx and BI compounds. Other expense, net also included realized gains on available-for-sale investment securities of $39 million for the three months and $49 million for the nine months ended September 30, 2017.

2017 Form 10-Q |	32

Income Tax Expense

The effective tax rate was 22% for the three months and 20% for the nine months ended September 30, 2017 and 21% for the three months and 22% for the nine months ended September 30, 2016. The effective tax rate in each period differed from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions and business development activities together with the cost of repatriation decisions. The change in the effective tax rate for both the three and nine months ended September 30, 2017 over the prior year was principally due to changes in the jurisdictional mix of earnings, as well as certain discrete factors and events, including collaborations, the impact of the prior year non-deductible devaluation loss related to Venezuela and the impact of the adoption of ASU No. 2016-09, which changed the accounting treatment for excess tax benefits associated with stock-based awards. See Note 1 to the Condensed Consolidated Financial Statements for additional information related to the adoption of this accounting pronouncement.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
(in millions)	2017	2016
Cash flows provided by (used in):
Operating activities	$7,376	$5,500
Investing activities	(475)	(5,955)
Financing activities	(3,584)	(1,426)

Operating cash flows for the nine months ended September 30, 2017 reflected improved results of operations resulting from revenue growth and an improvement in operating earnings as well as favorability from the timing of income tax payments compared to the prior year. Cash provided by operating activities reflected AbbVie’s voluntary contributions to its principal domestic defined benefit plan of $150 million for both the nine months ended September 30, 2017 and 2016. Realized excess tax benefits associated with stock-based compensation totaled $53 million for the nine months ended September 30, 2017 and were presented within cash flows from operating activities as a result of the adoption of a new accounting pronouncement. In the nine months ended September 30, 2016, prior to the adoption of the new accounting pronouncement, realized excess tax benefits of $47 million were presented within cash flows from financing activities. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the adoption of this new accounting pronouncement.

Investing cash flows for the nine months ended September 30, 2017 included net sales and maturities of investment securities totaling $52 million. For the nine months ended September 30, 2016, investing activities primarily included $1.9 billion of cash consideration paid to acquire Stemcentrx in June 2016, a $595 million upfront payment to acquire certain BI compounds in April 2016 and net purchases of investment securities totaling $2.9 billion. Cash flows from investing activities for the nine months ended September 30, 2017 and 2016 also reflected capital expenditures, and other acquisitions and investments.

Financing cash flows included cash dividend payments of $3.1 billion for the nine months ended September 30, 2017 and $2.8 billion for the nine months ended September 30, 2016. The increase in cash dividend payments was driven by an increase in the quarterly dividend rate from $0.57 per share to $0.64 per share beginning with the dividend that was paid in February 2017. On September 8, 2017, the board of directors declared a quarterly cash dividend of $0.64 per share for stockholders of record at the close of business on October 13, 2017, payable on November 15, 2017. On October 27, 2017, the company announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.64 per share to $0.71 per share beginning with the dividend payable on February 15, 2018 to stockholders of record as of January 12, 2018. This reflects an increase of approximately 11% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.

On February 16, 2017, AbbVie's board of directors authorized a $5.0 billion increase to AbbVie's existing stock repurchase program. Under this program, the company repurchased approximately 7.8 million shares for $500 million in the open market in the nine months ended September 30, 2017. Additionally, during the nine months ended September 30, 2017, AbbVie cash-settled $285 million of its open market purchases made at the end of 2016. The stock repurchase authorization permits purchases of AbbVie

2017 Form 10-Q |	33

shares from time to time in open-market or private transactions at management's direction depending on the company's cash flows, net debt level and market conditions. The program has no time limit and can be discontinued at any time.

During the nine months ended September 30, 2017 and 2016, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $800 million as of September 30, 2017 and $377 million as of December 31, 2016. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.

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

In the third quarter of 2017, AbbVie paid $305 million of contingent consideration to BI related to a Phase 3 enrollment milestone. $268 million of this milestone was included in financing cash flows and $37 million was included in operating cash flows for the nine months ended September 30, 2017.

Cash and equivalents were impacted by net favorable exchange rate changes totaling $29 million for the nine months ended September 30, 2017 and net unfavorable exchange rate changes totaling $300 million for the nine months ended September 30, 2016. The unfavorable exchange rate changes in 2016 were primarily due to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. While a significant portion of cash and equivalents as of September 30, 2017 were considered reinvested indefinitely in foreign subsidiaries, AbbVie does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the United States, AbbVie would be required to accrue and pay U.S. income taxes to repatriate these funds. AbbVie believes that it has sufficient sources of liquidity to support its assumption that the amount of undistributed earnings as of September 30, 2017 has been reinvested indefinitely.

Credit Risk

AbbVie monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. AbbVie regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. AbbVie establishes an allowance against accounts receivable when it is probable they will not be collected. AbbVie may also utilize factoring arrangements to mitigate credit risk, although the receivables included in such arrangements have historically not been a significant amount of total outstanding receivables.

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding governmental receivables in these countries, net of allowances for doubtful accounts, totaled $246 million as of September 30, 2017 and $244 million as of December 31, 2016. The company also continues to do business with foreign governments in certain oil-exporting countries that have recently experienced a deterioration in economic conditions, including Saudi Arabia and Russia, which may result in delays in the collection of receivables. Outstanding governmental receivables related to Saudi Arabia, net of allowances for doubtful accounts, were $141 million as of September 30, 2017 and $122 million as of December 31, 2016. Outstanding governmental receivables related to Russia, net of allowances for doubtful accounts, were $142 million as of September 30, 2017 and $110 million as of December 31, 2016. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Currently, AbbVie does not believe the economic conditions in oil-exporting countries will have a significant impact on the company’s liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of September 30, 2017.

2017 Form 10-Q |	34

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At September 30, 2017, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were insignificant. There were no amounts outstanding under the credit facility as of September 30, 2017 and December 31, 2016.

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

Credit Ratings

There were no changes in the company’s credit ratings during the nine months ended September 30, 2017. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.

CRITICAL ACCOUNTING POLICIES

A summary of the company’s significant accounting policies is included in Note 2 entitled “Summary of Significant Accounting Policies” to the company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in the company’s application of its critical accounting policies during the nine months ended September 30, 2017.

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

2017 Form 10-Q |	35

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended September 30, 2017.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 – July 31, 2017	24,680	(1)	$72.78	(1)	—	$4,536,288,945
August 1, 2017 – August 31, 2017	2,731	(1)	$70.45	(1)	—	$4,536,288,945
September 1, 2017 – September 30, 2017	4,266	(1)	$83.29	(1)	—	$4,536,288,945
Total	31,677	(1)	$74.00	(1)	—	$4,536,288,945

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares included the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 3,738 in July; 1,293 in August; and 2,974 in September, with average exercise prices of $72.84 in July; $69.87 in August; and $86.51 in September.

These shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan - 20,942 in July; 1,438 in August; and 1,292 in September.

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

Date: November 7, 2017

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

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 7, 2017, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.