Form 10-K
period 2017-12-31
AbbVie Inc.
filed 2018-02-16
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)
Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐       No ☒
The aggregate market value of the 1,577,814,696 shares of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of AbbVie Inc.'s most recently completed second fiscal quarter (June 30, 2017), was $114,407,343,607. AbbVie has no non-voting common equity.
Number of common shares outstanding as of February 2, 2018: 1,587,972,655
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2018 AbbVie Inc. Proxy Statement are incorporated by reference into Part III. The Definitive Proxy Statement will be filed on or about March 19, 2018.

ABBVIE INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

PART I
ITEM 1. BUSINESS

Overview
AbbVie(1) is a global, research-based biopharmaceutical company. AbbVie develops and markets advanced therapies that address some of the world's most complex and serious diseases. AbbVie's products are focused on treating conditions such as chronic autoimmune diseases in rheumatology, gastroenterology and dermatology; oncology, including blood cancers; virology, including hepatitis C virus (HCV) and human immunodeficiency virus (HIV); neurological disorders, such as Parkinson's disease and multiple sclerosis; metabolic diseases, including thyroid disease and complications associated with cystic fibrosis; as well as other serious health conditions. AbbVie also has a pipeline of promising new medicines in clinical development across such important medical specialties as immunology, oncology and neurology, with additional targeted investment in cystic fibrosis and women's health.
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
HUMIRA is sold in numerous other markets worldwide, including Japan, China, Brazil and Australia, and accounted for approximately 65% of AbbVie's total net revenues in 2017. AbbVie continues to work on HUMIRA formulation and delivery enhancements to improve convenience and the overall patient experience.
_______________________________________________________________________________

(1)
As used throughout the text of this report on Form 10-K, the terms "AbbVie" or "the company" refer to AbbVie Inc., a Delaware corporation, or AbbVie Inc. and its consolidated subsidiaries, as the context requires.

2017 Form 10-K | 1

Oncology products. AbbVie’s oncology products target some of the most complex and difficult-to-treat cancers. These products are:
           IMBRUVICA. IMBRUVICA (ibrutinib) is a first-in-class, oral, once-daily therapy that inhibits a protein called Bruton's tyrosine kinase (BTK). IMBRUVICA was one of the first medicines to receive an FDA approval after being granted a Breakthrough Therapy Designation and IMBRUVICA is one of the few therapies to receive four separate designations. IMBRUVICA currently is approved for the treatment of adult patients with:

•	Chronic lymphocytic leukemia (CLL)/Small lymphocytic lymphoma (SLL) and CLL/SLL with 17p deletion;

•	Mantle cell lymphoma (MCL) who have received at least one prior therapy*;

•	Waldenström’s macroglobulinemia (WM);

•	Marginal zone lymphoma (MZL) who require systemic therapy and have received at least one prior anti-CD20-based therapy*; and

•	Chronic graft versus host disease (cGVHD) after failure of one or more lines of systemic therapy.
_______________________________________________________________________________
* Accelerated approval was granted for this indication based on overall response rate. Continued approval for this indication may be contingent upon verification of clinical benefit in confirmatory trials.
VENCLEXTA. VENCLEXTA (venetoclax) is approved to treat people with CLL with 17p deletion, who have received at least one prior treatment. VENCLEXTA is the first FDA-approved treatment that targets the B-cell lymphoma 2 (BCL-2) protein, which supports cancer cell growth and is overexpressed in many patients with CLL. VENCLEXTA has been approved in the EU for the treatment of CLL in patients with 17p deletion or TP53 mutation and are unsuitable for or have failed a B-cell receptor pathway inhibitor and for the treatment of CLL in absence of 17p deletion or TP53 mutation who have failed both chemoimmunotherapy and a B-cell receptor pathway inhibitor.
        Virology Products. AbbVie's virology products address unmet needs for patients living with HCV and HIV-1.
HCV products.    AbbVie's HCV products are:
VIEKIRA PAK AND TECHNIVIE. VIEKIRA PAK (ombitasvir, paritaprevir and ritonavir tablets; dasabuvir tablets) is an all-oral, short-course, interferon-free therapy, with or without ribavirin, for the treatment of adult patients with genotype 1 chronic HCV, including those with compensated cirrhosis. In Europe, VIEKIRA PAK is marketed as VIEKIRAX + EXVIERA and is approved for use in patients with genotype 1 and genotype 4 HCV. AbbVie's TECHNIVIE (ombitasvir, paritaprevir and ritonavir) is FDA-approved for use in combination with ribavirin for the treatment of adults with genotype 4 HCV infection in the United States.
MAVYRET/MAVIRET. MAVYRET (glecaprevir/pibrentasvir) is approved in the United States and European Union (MAVIRET) for the treatment of patients with chronic HCV genotype 1-6 infection without cirrhosis and with compensated cirrhosis (Child-Pugh A). It is also indicated for the treatment of adult patients with HCV genotype 1 infection, who previously have been treated with a regimen containing an HCV NS5A inhibitor or an NS3/4A protease inhibitor, but not both. It is an 8-week, pan-genotypic treatment for patients without cirrhosis and who are new to treatment.
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

2 | 2017 Form 10-K

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
ZINBRYTA. ZINBRYTA (daclizumab) is a once-monthly, self-administered, subcutaneous treatment for relapsing forms of multiple sclerosis (MS), which was approved by the FDA in May 2016 and by the European Commission in July 2016. Due to the risk of serious liver damage, the use of ZINBRYTA is restricted to adult patients with relapsing forms of MS who have had an inadequate response to at least two disease modifying therapies (DMTs) and for whom treatment with any other DMT is contraindicated or otherwise unsuitable.
Marketing, Sales and Distribution Capabilities
AbbVie utilizes a combination of dedicated commercial resources, regional commercial resources and distributorships to market, sell and distribute its products worldwide.
AbbVie directs its primary marketing efforts toward securing the prescription, or recommendation, of its brand of products by physicians, key opinion leaders and other health care providers. Managed care providers (for example, health maintenance organizations and pharmacy benefit managers), hospitals and state and federal government agencies (for example, the United States Department of Veterans Affairs and the United States Department of Defense) are also important customers. AbbVie also markets directly to consumers themselves, although in the United States all of the company's products must be sold pursuant to a prescription. Outside of the United States, AbbVie focuses its marketing efforts on key opinion leaders, payers, physicians and country regulatory bodies. AbbVie also provides patient support programs closely related to its products.
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
In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. In 2017, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's sales in the United States. No individual wholesaler accounted for greater than 42% of AbbVie's 2017 gross revenues in the United States. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. These wholesalers purchase product from AbbVie under standard terms and conditions of sale.
Certain products are co-marketed or co-promoted with other companies. AbbVie has no single customer that, if the customer were lost, would have a material adverse effect on the company's business. No material portion of AbbVie's

2017 Form 10-K | 3

business is subject to renegotiation of profits or termination of contracts at the election of the government. Orders are generally filled on a current basis and order backlog is not material to AbbVie's business.
Competition
The markets for AbbVie's products are highly competitive. AbbVie competes with other research-based pharmaceuticals and biotechnology companies that discover, manufacture, market and sell proprietary pharmaceutical products and biologics. For example, HUMIRA competes with anti-TNF products and other competitive products intended to treat a number of disease states and AbbVie's virology products compete with other available HCV treatment options. The search for technological innovations in pharmaceutical products is a significant aspect of competition. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price is also a competitive factor. In addition, the substitution of generic pharmaceutical products for branded pharmaceutical products creates competitive pressures on AbbVie's products that do not have patent protection. New products or treatments brought to market by AbbVie’s competitors could cause revenues for AbbVie’s products to decrease due to price reductions and sales volume decreases.
        Biosimilars.    Competition for AbbVie’s biologic products is affected by the approval of follow-on biologics, also known as “biosimilars.” Biologics have added major therapeutic options for the treatment of many diseases, including some for which therapies were unavailable or inadequate. The advent of biologics has also raised complex regulatory issues and significant pharmacoeconomic concerns because the cost of developing and producing biologic therapies is typically dramatically higher than for conventional (small molecule) medications, and because many expensive biologic medications are used for ongoing treatment of chronic diseases, such as rheumatoid arthritis or inflammatory bowel disease, or for the treatment of previously untreatable cancer. Significant investments in biologics infrastructure and manufacturing are necessary to produce biologic products, as are significant investments in marketing, distribution, and sales organization activities, which may limit the number of biosimilar competitors.
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
Intellectual Property Protection and Regulatory Exclusivity
Generally, upon approval, products may be entitled to certain kinds of exclusivity under applicable intellectual property and regulatory regimes. AbbVie’s intellectual property is materially valuable to the company and AbbVie seeks patent protection, where available, in all significant markets and/or countries for each product in development. In the United States, the expiration date for patents is 20 years after the filing date. Given that patents relating to pharmaceutical products are

4 | 2017 Form 10-K

often obtained early in the development process, and given the amount of time needed to complete clinical trials and other development activities required for regulatory approval, the length of time between product launch and patent expiration is significantly less than 20 years. The Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the Hatch-Waxman Act) permits a patent holder to seek a patent extension, commonly called a “patent term restoration,” for patents on products (or processes for making the product) regulated by the Federal Food, Drug, and Cosmetic Act. The length of the patent extension is roughly based on 50 percent of the period of time from the filing of an Investigational New Drug Application (NDA) for a compound to the submission of the NDA for such compound, plus 100 percent of the time period from NDA submission to regulatory approval. The extension, however, cannot exceed five years and the patent term remaining after regulatory approval cannot exceed 14 years. Biological products licensed under the Public Health Service Act are similarly eligible for terms of patent restoration.
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
Biologics may be entitled to exclusivity under the Biologics Price Competition and Innovation Act, which was passed on March 23, 2010 as Title VII to the Patient Protection and Affordable Care Act. The law provides a pathway for approval of biosimilars following the expiration of 12 years of exclusivity for the innovator biologic and a potential additional 180 day-extension term for conducting pediatric studies. Biologics are also eligible for orphan drug exclusivity, as discussed above. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity, and enforceability. The European Union has also created a pathway for approval of biosimilars and has published guidelines for approval of certain biosimilar products. The more complex nature of biologics and biosimilar products has led to greater regulatory scrutiny and more rigorous requirements for approval of follow-on biosimilar products than for small molecule generic pharmaceutical products, which can reduce the effect of biosimilars on sales of the innovator biologic as compared to the sales erosion caused by generic versions of small molecule pharmaceutical products.
AbbVie owns or has licensed rights to a substantial number of patents and patent applications. AbbVie licenses or owns a patent portfolio of thousands of patent families, each of which includes United States patent applications and/or issued patents, and may also contain the non-United States counterparts to these patents and applications.
These patents and applications, including various patents that expire during the period 2018 to the late 2030s, in aggregate are believed to be of material importance in the operation of AbbVie’s business. However, AbbVie believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark HUMIRA), are material in relation to the company’s business as a whole. The United States composition of matter (that is, compound) patent covering adalimumab expired in December 2016, and the equivalent European Union patent is expected to expire in the majority of European Union countries in October 2018. In the United States, non-composition of matter patents covering adalimumab expire no earlier than 2022.
In addition, the following patents, licenses, and trademarks are significant: those related to ibrutinib (which is sold under the trademark IMBRUVICA), those related to ombitasvir/paritaprevir/ritonavir and dasabuvir (which are sold under the trademarks VIEKIRA PAK, VIEKIRAX, EXVIERA, and HOLKIRA PAK), those related to glecaprevir and pibrentasvir (which are sold under the trademarks MAVYRET and MAVIRET), and those related to testosterone (which is sold under the trademark AndroGel). The United States composition of matter patent covering ibrutinib is expected to expire in 2027. The United States

2017 Form 10-K | 5

composition of matter patents covering ombitasvir, paritaprevir and dasabuvir are expected to expire in 2032, 2031 and 2029, respectively. The United States composition of matter patents covering glecaprevir and pibrentasvir are expected to expire in 2032.

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
Licensing and Other Arrangements
In addition to its independent efforts to develop and market products, AbbVie enters into arrangements such as licensing arrangements, strategic alliances, co-promotion arrangements, co-development and co-marketing agreements, and joint ventures. These licensing and other arrangements typically include, among other terms and conditions, non-refundable upfront license fees, milestone payments and royalty and/or profit sharing obligations. See Note 5, "Licensing, Acquisitions and Other Arrangements—Other Licensing & Acquisitions Activity," to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."
Third Party Agreements
AbbVie has agreements with third parties for process development, product distribution, analytical services and manufacturing of certain products. AbbVie procures certain products and services from a limited number of suppliers and, in some cases, a single supply source. In addition, AbbVie has agreements with third parties for active pharmaceutical ingredient and product manufacturing, formulation and development services, fill, finish and packaging services, transportation and distribution and logistics services for certain products. AbbVie does not believe that these manufacturing related agreements are material because AbbVie's business is not substantially dependent on any individual agreement. In most cases, AbbVie maintains alternate supply relationships that it can utilize without undue disruption of its manufacturing processes if a third party fails to perform its contractual obligations. AbbVie also maintains sufficient inventory of product to minimize the impact of any supply disruption.
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

6 | 2017 Form 10-K

•	Phase 3—tests a drug that demonstrates favorable results in the earlier phases in a significantly larger patient population to further demonstrate efficacy and safety based on regulatory criteria.
The clinical trials from all of the development phases provide the data required to prepare and submit an NDA, a Biological License Application (BLA) or other submission for regulatory approval to the FDA or similar government agencies outside the United States. The specific requirements (e.g., scope of clinical trials) for obtaining regulatory approval vary across different countries and geographic regions.
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
AbbVie spent approximately $5.0 billion in 2017, $4.4 billion in 2016 and $4.3 billion in 2015 on research to discover and develop new products, indications and processes and to improve existing products and processes. These expenses consisted primarily of salaries and related expenses for personnel, license fees, consulting payments, contract research, clinical drug supply manufacturing, the costs of laboratory equipment and facilities, clinical trial costs and collaboration fees and expenses.
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
        Outside the United States.    AbbVie is subject to similar regulatory requirements outside the United States. AbbVie must obtain approval of a clinical trial application or product from the applicable regulatory authorities before it can commence clinical trials or marketing of the product. The approval requirements and process for each country can vary, and the time required to obtain approval may be longer or shorter than that required for FDA approval in the United States. For example, AbbVie may submit marketing authorizations in the European Union under either a centralized or decentralized procedure. The centralized procedure is mandatory for the approval of biotechnology products and many pharmaceutical products and provides for a single marketing authorization that is valid for all European Union member states. Under the centralized procedure, a single marketing authorization application is submitted to the European Medicines Agency (EMA). After the agency evaluates the application, it makes a recommendation to the European Commission, which then makes the final determination on whether to approve the application. The decentralized procedure provides for mutual recognition of individual national approval decisions and is available for products that are not subject to the centralized procedure.
In Japan, applications for approval of a new product are made through the Pharmaceutical and Medical Devices Agency (PMDA). Bridging studies to demonstrate that the non-Japanese clinical data applies to Japanese patients may be required. After completing a comprehensive review, the PMDA reports to the Ministry of Health, Labour and Welfare, which then approves or denies the application.

2017 Form 10-K | 7

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
Access to human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. A major focus is cost containment. Efforts to reduce health care costs are also being made in the private sector, notably by health care payers and providers, which have instituted various cost reduction and containment measures. AbbVie expects insurers and providers to continue attempts to reduce the cost of health care products. Outside the United States, many countries control the price of health care products directly or indirectly, through reimbursement, payment, pricing, coverage limitations, or compulsory licensing. Budgetary pressures in the United States and in other countries may also heighten the scope and severity of pricing pressures on AbbVie's products for the foreseeable future.
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

8 | 2017 Form 10-K

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
AbbVie expects debate to continue during 2018 at all government levels worldwide over the marketing, availability, method of delivery and payment for health care products and services. AbbVie believes that future legislation and regulation in the markets it serves could affect access to health care products and services, increase rebates, reduce prices or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceuticals industry, or require additional reporting and disclosure. It is not possible to predict the extent to which AbbVie or the health care industry in general might be affected by the matters discussed above.
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

2017 Form 10-K | 9

States, including price and currency exchange controls, changes in currency exchange rates, limitations on participation in local enterprises, expropriation, nationalization and other governmental action.
Environmental Matters
AbbVie believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. AbbVie's capital expenditures for pollution control in 2017 were approximately $17 million and operating expenditures were approximately $28 million. In 2018, capital expenditures for pollution control are estimated to be approximately $3 million and operating expenditures are estimated to be approximately $30 million.
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
Employees
AbbVie employed approximately 29,000 persons as of January 31, 2018. Outside the United States, some of AbbVie's employees are represented by unions or works councils. AbbVie believes that it has good relations with its employees.
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

10 | 2017 Form 10-K

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
AbbVie's principal patents and trademarks are described in greater detail in Item 1, "Business—Intellectual Property Protection and Regulatory Exclusivity" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and litigation regarding these patents is described in Item 3, "Legal Proceedings." The United States composition of matter patent for HUMIRA, which is AbbVie's largest product and had worldwide net revenues of approximately $18.4 billion in 2017, expired in December 2016, and the equivalent European Union patent is expected to expire in the majority of European Union countries in October 2018. Because HUMIRA is a biologic and biologics cannot be readily substituted, it is uncertain what impact the loss of patent protection would have on the sales of HUMIRA.

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

2017 Form 10-K | 11

preventing the manufacture, sale, or use of the affected AbbVie product or products. Any of these events could have a material adverse effect on AbbVie's profitability and financial condition.

Any significant event that adversely affects HUMIRA revenues could have a material and negative impact on AbbVie's results of operations and cash flows.
HUMIRA accounted for approximately 65% of AbbVie's total net revenues in 2017. Any significant event that adversely affects HUMIRA's revenues could have a material adverse impact on AbbVie's results of operations and cash flows. These events could include loss of patent protection for HUMIRA, the commercialization of biosimilars of HUMIRA, the discovery of previously unknown side effects or impaired efficacy, increased competition from the introduction of new, more effective or less expensive treatments and discontinuation or removal from the market of HUMIRA for any reason.

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

12 | 2017 Form 10-K

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

2017 Form 10-K | 13

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

14 | 2017 Form 10-K

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

2017 Form 10-K | 15

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
AbbVie's business is subject to risks associated with doing business internationally, including in emerging markets. Net revenues outside of the United States make up approximately 35% of AbbVie's total net revenues in 2017. The risks associated with AbbVie's operations outside the United States include:

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

If AbbVie does not effectively and profitably commercialize IMBRUVICA, AbbVie's revenues and financial condition could be adversely affected.
AbbVie must effectively and profitably commercialize IMBRUVICA by creating and meeting continued market demand; achieving market acceptance and generating product sales; ensuring that the active pharmaceutical ingredient for IMBRUVICA and the finished product are manufactured in sufficient quantities and in compliance with requirements of the FDA and similar foreign regulatory agencies and with acceptable quality and pricing to meet commercial demand; and ensuring that the entire supply chain efficiently and consistently delivers IMBRUVICA to AbbVie's customers. The commercialization of

16 | 2017 Form 10-K

IMBRUVICA may not be successful due to, among other things, unexpected challenges from competitors, new safety issues or concerns being reported that may impact or narrow the approved indications, the relative price of IMBRUVICA as compared to alternative treatment options and changes to the label for IMBRUVICA that further restrict its marketing. If the commercialization of IMBRUVICA is unsuccessful, AbbVie's ability to generate revenue from product sales and realize the anticipated benefits of the merger with Pharmacyclics will be adversely affected.

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
In 2017, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's sales in the United States. If one of its significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with AbbVie, and AbbVie may be unable to collect all the amounts that the distributor owes it on a timely basis or at all, which could negatively impact AbbVie's business and results of operations.

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

2017 Form 10-K | 17

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

18 | 2017 Form 10-K

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

2017 Form 10-K | 19

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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

AbbVie's corporate offices are located at 1 North Waukegan Road, North Chicago, Illinois 60064-6400. AbbVie's manufacturing facilities are in the following locations:

United States	Outside the United States
Abbott Park, Illinois*	Campoverde di Aprilia, Italy
Barceloneta, Puerto Rico	Cork, Ireland
Jayuya, Puerto Rico	Ludwigshafen, Germany
North Chicago, Illinois	Singapore*
Worcester, Massachusetts*	Sligo, Ireland
Wyandotte, Michigan*
_______________________________________________________________________________

*	Leased property.
In addition to the above, AbbVie has other manufacturing facilities worldwide. AbbVie believes its facilities are suitable and provide adequate production capacity. There are no material encumbrances on AbbVie's owned properties.
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

20 | 2017 Form 10-K

ITEM 3. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 14, "Legal Proceedings and Contingencies" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2017 Form 10-K | 21

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table lists AbbVie's executive officers, each of whom was first appointed as an AbbVie corporate officer in December 2012, except as otherwise indicated:

Name	Age	Position
Richard A. Gonzalez	64	Chairman of the Board and Chief Executive Officer
Carlos Alban	55	Executive Vice President, Commercial Operations
William J. Chase	50	Executive Vice President, Chief Financial Officer
Henry O. Gosebruch*	45	Executive Vice President and Chief Strategy Officer
Laura J. Schumacher	54	Executive Vice President, External Affairs, General Counsel and Corporate Secretary
Michael E. Severino, M.D.*	52	Executive Vice President, Research and Development and Chief Scientific Officer
Timothy J. Richmond	51	Senior Vice President, Human Resources
Azita Saleki-Gerhardt, Ph.D.	54	Senior Vice President, Operations
Robert A. Michael*	47	Vice President, Controller
_______________________________________________________________________________

*
Mr. Gosebruch was first appointed as a corporate officer in December 2015; Dr. Severino was first appointed as a corporate officer in June 2014; and Mr. Michael was first appointed as a corporate officer in December 2015.

Mr. Gonzalez is the Chairman and Chief Executive Officer of AbbVie. He served as Abbott’s Executive Vice President of the Pharmaceutical Products Group from July 2010 to December 2012, and was responsible for Abbott’s worldwide pharmaceutical business, including commercial operations, research and development, and manufacturing. He also served as President, Abbott Ventures Inc., Abbott’s medical technology investment arm, from 2009 to 2011. Mr. Gonzalez joined Abbott in 1977 and held various management positions before briefly retiring in 2007, including: Abbott’s President and Chief Operating Officer; President, Chief Operating Officer of Abbott’s Medical Products Group; Senior Vice President and President of Abbott’s former Hospital Products Division; Vice President and President of Abbott’s Health Systems Division; and Divisional Vice President and General Manager for Abbott’s Diagnostics Operations in the United States and Canada.
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
Ms. Schumacher is AbbVie's Executive Vice President, External Affairs, General Counsel and Corporate Secretary, responsible for AbbVie's externally-facing functions of Health Economics Outcomes Research, Government Affairs, Corporate Responsibility, Brand and Communications. She also leads AbbVie's legal functions. Prior to AbbVie's separation from Abbott, Ms. Schumacher served as Executive Vice President, General Counsel and Corporate Secretary from 2007 to 2012, and as Senior Vice President, Corporate Secretary and General Counsel from 2005 to 2007. Both at Abbott and AbbVie, Ms. Schumacher also led Licensing and Acquisition and Ventures and Early Stage Collaborations. At Abbott, Ms. Schumacher was also responsible for its Office of Ethics and Compliance. Ms. Schumacher joined Abbott in 1990. She serves on the board of General Dynamics Corporation.
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

22 | 2017 Form 10-K

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
Mr. Michael has been Vice President, Controller, since March 1, 2017. He became an AbbVie officer in 2015 and served as AbbVie’s Vice President, Treasurer from 2015 to 2016, as Vice President, Controller, Commercial Operations from 2013 to 2015 and Vice President, Financial Planning and Analysis from 2012 to 2013. At Abbott, Mr. Michael served as Division Controller, Nutrition Supply Chain from 2010 to 2012. Mr. Michael joined Abbott in 1993.
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

2017 Form 10-K | 23

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market
The principal market for AbbVie's common stock is the New York Stock Exchange (NYSE). AbbVie's common stock is also listed on the Chicago Stock Exchange and traded on various regional and electronic exchanges.

	Market Price Per Share
	2017		2016
	High	Low	High	Low
First Quarter	$66.79	$59.27	$59.81	$50.71
Second Quarter	$73.67	$63.12	$65.37	$56.36
Third Quarter	$90.95	$69.38	$68.12	$61.77
Fourth Quarter	$99.10	$85.24	$65.05	$55.06

Stockholders
There were 50,095 stockholders of record of AbbVie common stock as of January 31, 2018.
Dividends
The following table summarizes quarterly cash dividends declared for the years ended December 31, 2017 and 2016:

2017			2016
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/27/17	02/15/18	$0.71	10/28/16	02/15/17	$0.64
09/08/17	11/15/17	$0.64	09/09/16	11/15/16	$0.57
06/22/17	08/15/17	$0.64	06/16/16	08/15/16	$0.57
02/16/17	05/15/17	$0.64	02/18/16	05/16/16	$0.57

On October 27, 2017, AbbVie's board of directors declared an increase in the quarterly cash dividend from $0.64 per share to $0.71 per share, payable on February 15, 2018 to stockholders of record as of January 12, 2018. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors. Moreover, if AbbVie determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.
Performance Graph
The following graph compares the cumulative total returns of AbbVie, the S&P 500 Index and the NYSE Arca Pharmaceuticals Index. This graph covers the period from January 2, 2013 (the first day AbbVie's common stock began "regular-way" trading on the NYSE) through December 31, 2017. This graph assumes $100 was invested in AbbVie common stock and each index on January 2, 2013 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

24 | 2017 Form 10-K

This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of AbbVie's filings under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	8,469	(1)	$94.35	—	$4,536,288,945
November 1, 2017 - November 30, 2017	5,279,237	(1)	$94.76	5,276,274	$4,036,289,077
December 1, 2017 - December 31, 2017	20,588	(1)	$97.85	—	$4,036,289,077
Total	5,308,294	(1)	94.77	5,276,274	$4,036,289,077

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares included the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 4,552 in October; 1,855 in November; and 5,368 in December, with average exercise prices of $95.96 in October; $93.36 in November; and $97.33 in December.

These shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 3,917 in October; 1,108 in November; and 15,220 in December.

2017 Form 10-K | 25

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
On February 15, 2018, AbbVie's board of directors authorized a new $10.0 billion stock repurchase program, which superseded AbbVie's previous stock repurchase program. The new stock repurchase program permits purchases of AbbVie shares from time to time in open-market or private transactions, including accelerated share repurchases, at management’s discretion. The program has no time limit and can be discontinued at any time.

26 | 2017 Form 10-K

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information should be read in conjunction with the financial statements and accompanying notes included under Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

as of and for the years ended December 31 (in millions, except per share data)	2017	2016	2015	2014	2013
Statement of earnings data
Net revenues	$28,216	$25,638	$22,859	$19,960	$18,790
Net earnings	5,309	5,953	5,144	1,774	4,128
Basic earnings per share	$3.31	$3.65	$3.15	$1.11	$2.58
Diluted earnings per share	$3.30	$3.63	$3.13	$1.10	$2.56
Cash dividends declared per common share	$2.63	$2.35	$2.10	$1.75	$2.00	(a)
Weighted-average basic shares outstanding	1,596	1,622	1,625	1,595	1,589
Weighted-average diluted shares outstanding	1,603	1,631	1,637	1,610	1,604
Balance sheet data
Total assets (b)(c)	$70,786	$66,099	$53,050	$27,513	$29,241
Long-term debt and lease obligations (b)(c)(d)	36,968	36,465	31,265	14,552	14,353

(a)
AbbVie declared regular quarterly cash dividends in 2013 aggregating $1.60 per share of common stock. In addition, a cash dividend of $0.40 per share of common stock was declared from pre-separation earnings on January 4, 2013 and was recorded as a reduction of additional paid-in capital.

(b)
In May 2015, AbbVie acquired Pharmacyclics for approximately $20.8 billion, including cash consideration of $12.4 billion and equity consideration of approximately 128 million shares of AbbVie common stock valued at $8.4 billion. In connection with the acquisition, AbbVie issued $16.7 billion aggregate principal amount of unsecured senior notes, of which approximately $11.5 billion was used to finance the acquisition and approximately $5.0 billion was used to finance an accelerated share repurchase (ASR) program. See Note 5 to the Consolidated Financial Statements for information regarding the acquisition of Pharmacyclics, Note 9 for information on the senior notes and Note 12 for information on the ASR.

(c)
In June 2016, AbbVie acquired Stemcentrx for approximately $6.4 billion, including cash consideration of $1.9 billion, equity consideration of approximately 62.4 million shares of AbbVie common stock valued at $3.9 billion and contingent consideration of approximately $620 million. In connection with the acquisition, AbbVie issued $7.8 billion aggregate principal amount of unsecured senior notes. Of the $7.7 billion net proceeds, approximately $1.9 billion was used to finance the acquisition, approximately $3.8 billion was used to finance an ASR and approximately $2.0 billion was used to repay the company's outstanding term loan that was due to mature in November 2016. See Note 5 to the Consolidated Financial Statements for information regarding the acquisition of Stemcentrx, Note 9 for information on the senior notes and Note 12 for information on the ASR.

(d)	Includes current portion of both long-term debt and lease obligations.

2017 Form 10-K | 27

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of December 31, 2017 and 2016 and results of operations for each of the three years in the period ended December 31, 2017. This commentary should be read in conjunction with the consolidated financial statements and accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data."
EXECUTIVE OVERVIEW
Company Overview
AbbVie is a global, research-based biopharmaceutical company formed in 2013 following separation from Abbott Laboratories (Abbott). AbbVie's mission is to use its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world's most complex and serious diseases. AbbVie's products are focused on treating conditions such as chronic autoimmune diseases in rheumatology, gastroenterology and dermatology; oncology, including blood cancers; virology, including hepatitis C (HCV) and human immunodeficiency virus (HIV); neurological disorders, such as Parkinson's disease and multiple sclerosis; metabolic diseases, including thyroid disease and complications associated with cystic fibrosis; as well as other serious health conditions. AbbVie also has a pipeline of promising new medicines across such important medical specialties as immunology, oncology and neurology, with additional targeted investment in cystic fibrosis and women's health.
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
2017 Financial Results
AbbVie's strategy has focused on delivering strong financial results, advancing and investing in its pipeline and returning value to shareholders while ensuring a strong, sustainable growth business over the long term. The company's financial performance in 2017 included delivering worldwide net revenues of $28.2 billion, operating earnings of $9.6 billion and diluted earnings per share of $3.30. Worldwide net revenues grew by 10% on a constant currency basis, driven primarily by the continued strength of HUMIRA, revenue growth related to IMBRUVICA and other key products including Creon and Duodopa and the launch of HCV product MAVYRET. These increases were partially offset by a decline in net revenues of HCV product VIEKIRA.
Diluted earnings per share in 2017 was $3.30 and included net charges related to the December 2017 enactment of the Tax Cuts and Jobs Act. The net charges included $4.5 billion for the one-time mandatory repatriation of previously untaxed earnings of foreign subsidiaries, partially offset by after-tax benefits of $3.3 billion due to the remeasurement of net deferred tax liabilities and other related impacts.
Additional after-tax costs that impacted 2017 diluted earnings per share included the following: (i) $809 million related to the amortization of intangible assets; (ii) $625 million for the change in fair value of contingent consideration liabilities; (iii) $327 million for acquired in-process research and development (IPR&D); (iv) litigation reserve charges of $286 million; (v) an intangible asset impairment charge of $244 million; (vi) milestone payments of $143 million; and (vii) acquisition related costs of $49 million. These costs were partially offset by an after-tax benefit of $91 million due to a tax audit settlement. 2017 financial results also reflected continued added funding to support AbbVie’s emerging mid- and late-stage pipeline assets and continued investment in AbbVie’s growth brands.
In 2017, the company generated cash flows from operations of $10.0 billion, which AbbVie utilized to continue to enhance its pipeline through licensing and collaboration activities, pay cash dividends to stockholders of $4.1 billion and repurchase approximately 13 million shares for $1.0 billion in the open market. In October 2017, AbbVie's board of directors declared a quarterly cash dividend of $0.71 per share of common stock payable in February 2018. This reflected an increase of approximately 11% over the previous quarterly dividend of $0.64 per share of common stock.

28 | 2017 Form 10-K

2018 Strategic Objectives
AbbVie's mission is to be an innovation-driven, patient-focused specialty biopharmaceutical company capable of achieving top-tier financial performance through outstanding execution and a consistent stream of innovative new medicines. AbbVie intends to continue to advance its mission in a number of ways, including: (i) growing revenues by diversifying revenue streams, driving late-stage pipeline assets to the market and ensuring strong commercial execution of new product launches; (ii) continued investment and expansion in its pipeline in support of opportunities in immunology, oncology and neurology as well as continued investment in key on-market products; (iii) expanding operating margins; and (iv) returning cash to shareholders via dividends and share repurchases. In addition, AbbVie anticipates several regulatory submissions and key data readouts from key clinical trials in the next twelve months.
AbbVie expects to achieve its strategic objectives through:

•	HUMIRA sales growth by driving biologic penetration across disease categories, maintaining market leadership and effectively managing biosimilar erosion.

•	IMBRUVICA revenue growth driven by increasing market share with its eight currently approved indications in six different disease areas.

•	The strong execution of new product launches, including MAVYRET.

•
The favorable impact of pipeline products approved in 2017 or currently under regulatory review where approval is expected in 2018. These products are described in greater detail in the section labeled "Research and Development" included as part of this Item 7.

AbbVie remains committed to driving continued expansion of operating margins and expects to achieve this objective through continued leverage from revenue growth, the reduction of HUMIRA royalty expense, productivity initiatives in supply chain and ongoing efficiency programs to optimize manufacturing, commercial infrastructure, administrative costs and general corporate expenses.
Research and Development
Research and innovation are the cornerstones of AbbVie's business as a global biopharmaceutical company. AbbVie's long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie's pipeline currently includes more than 60 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology and neurology along with targeted investments in cystic fibrosis and women's health. Of these programs, more than 30 are in mid- and late-stage development.
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

2017 Form 10-K | 29

•
In December 2017, AbbVie announced that top-line results from the Phase 3 SELECT-MONOTHERAPY clinical trial evaluating upadacitinib met all primary and key secondary endpoints in patients with moderate to severe RA who did not adequately respond to treatment with methotrexate. The safety profile of upadacitinib was consistent with previously reported Phase 3 SELECT clinical trials and Phase 2 trials, with no new safety signals detected.

•
In 2017, AbbVie initiated Phase 3 clinical trials to evaluate the safety and efficacy of upadacitinib in subjects with moderately to severely active Crohn’s disease and in subjects with moderately to severely active psoriatic arthritis.

•
In January 2018, the U.S. Food and Drug Administration (FDA) granted breakthrough therapy designation for upadacitinib in adult patients with moderate to severe atopic dermatitis who are candidates for systemic therapy.

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

•
In December 2017, AbbVie announced that top-line results from the Phase 3 IMMhance clinical trial evaluating risankizumab at 16 weeks and 52 weeks of treatment compared to placebo met all primary and ranked secondary endpoints for the treatment of patients with moderate to severe plaque psoriasis. The safety profile was consistent with all previously reported Phase 3 studies, and there were no new safety signals detected across the Phase 3 program.

•	In December 2017, AbbVie initiated a Phase 3 clinical trial to evaluate the safety and efficacy of risankizumab in subjects with moderately to severely active Crohn’s disease.

Oncology
IMBRUVICA

•
In January 2017, the FDA approved IMBRUVICA for the treatment of patients with relapsed/refractory marginal zone lymphoma (MZL) who require systemic therapy and have received at least one prior anti-CD20-based therapy. This indication is approved under accelerated approval based on overall response rate (ORR) and continued approval may be contingent upon verification and description of clinical benefit in a confirmatory trial. MZL is a slow-growing form of non-Hodgkin's lymphoma.

•
In August 2017, the FDA approved IMBRUVICA for the treatment of adult patients with chronic graft-versus-host-disease (cGVHD) after failure of one or more lines of systemic therapy. IMBRUVICA is the first therapy specifically approved for adults with cGVHD, a severe and potentially life-threatening consequence of stem cell or bone marrow transplant. This marked the sixth U.S. disease indication for IMBRUVICA since the medication's initial approval in 2013 and the first approved indication outside of cancer.

•
In December 2017, AbbVie announced that the Phase 3 iNNOVATE clinical trial evaluating IMBRUVICA in combination with rituximab in patients with untreated (treatment-naïve) and previously-treated Waldenström’s macroglobulinemia (WM) met its primary endpoint. This is the first and only treatment approved for newly or previously-treated patients with WM.

VENCLEXTA

•
In February 2017, AbbVie initiated a Phase 3 clinical trial to study the safety and efficacy of venetoclax in combination with azacitidine in treatment-naïve elderly subjects with acute myeloid leukemia (AML) who are ineligible for standard induction therapy (high-dose chemotherapy).

30 | 2017 Form 10-K

•
In May 2017, AbbVie initiated a Phase 3 clinical trial to evaluate if venetoclax when co-administered with low dose cytarabine (LDAC) improves overall survival (OS) versus LDAC and placebo, in treatment naïve subjects with AML.

•
In September 2017, AbbVie announced that top-line results from the Phase 3 MURANO clinical trial evaluating venetoclax tablets in combination with Rituxan (rituximab) met the primary endpoint of prolonged progression-free survival compared with bendamustine in combination with Rituxan in patients with relapsed/refractory chronic lymphocytic leukemia (CLL).

•
In December 2017, AbbVie submitted a supplemental New Drug Application (sNDA) to the FDA for VENCLEXTA (venetoclax) in combination with Rituxan in patients with relapsed or refractory CLL and in January 2018, AbbVie submitted an sNDA for VENCLEXTA monotherapy in patients with CLL who have relapsed or are refractory to B-cell receptor inhibitors.

Rova-T

•
In February 2017, AbbVie initiated a Phase 3 clinical trial to evaluate the efficacy of rovalpituzumab tesirine (Rova-T) as maintenance therapy following first-line platinum based chemotherapy in participants with extensive stage small cell lung cancer (SCLC).

•
In April 2017, AbbVie initiated a Phase 3 clinical trial to evaluate Rova-T compared with topotecan for subjects with advanced or metastatic SCLC with high levels of delta-like protein 3 who have first disease progression during or following front-line platinum-based chemotherapy.

ABT-414

•
In November 2017, AbbVie presented results from the INTELLANCE-2 trial, a potential registration-enabling Phase 2 study evaluating depatuxizumab mafodotin (ABT-414), an investigational, antibody drug conjugate (ADC) targeting epidermal growth factor receptor (EGFR) alone or in combination with temozolomide (TMZ) in subjects with recurrent glioblastoma multiforme (GBM). Results from the INTELLANCE-2 study failed to meet the primary endpoint of overall survival and AbbVie will not be submitting regulatory applications for ABT-414 in recurrent GBM. In INTELLANCE-2, the combination of ABT-414 and TMZ performed numerically better than lomustine or TMZ and a positive trend in overall survival was observed. While AbbVie will not file in recurrent GBM based on these data, the Phase 2/3 INTELLANCE-1 trial evaluating the safety and efficacy of ABT-414 in combination with TMZ in subjects with newly diagnosed GBM with EGFR amplification is ongoing.

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

Virology/Liver Disease

•
In February 2017, the European Committee for Medicinal Products for Human Use (CHMP) granted a positive opinion for a shorter, eight-week treatment of VIEKIRAX (ombitasvir/paritaprevir/ritonavir tablets) + EXVIERA (dasabuvir tablets) as an option for previously untreated adult patients with genotype 1b chronic HCV and minimal to moderate fibrosis.

•
In July 2017, the European Commission granted marketing authorization for MAVIRET (glecaprevir/pibrentasvir), a once-daily, ribavirin-free treatment for adults with HCV infection across all major genotypes (GT1-6). MAVIRET is also indicated for patients with specific treatment challenges, including those with compensated cirrhosis across all major genotypes, and those who previously had limited treatment options, such as patients with severe chronic kidney disease (CKD) or those with genotype 3 chronic HCV infection.

•
In August 2017, the FDA approved MAVYRET (glecaprevir/pibrentasvir) for the treatment of patients with chronic HCV genotype 1-6 infection without cirrhosis and with compensated cirrhosis (Child-Pugh A). MAVYRET is also

2017 Form 10-K | 31

indicated for the treatment of adult patients with HCV genotype 1 infection, who previously have been treated with a regimen containing an HCV NS5A inhibitor or an NS3/4A protease inhibitor, but not both. MAVYRET/MAVIRET is an 8-week, pan-genotypic treatment for patients without cirrhosis and who are new to treatment.

Other

•
In September 2017, AbbVie submitted a New Drug Application to the FDA for elagolix, an investigational, orally administered gonadotropin-releasing hormone (GnRH) antagonist, being evaluated for the management of endometriosis with associated pain. In October, AbbVie was granted priority review for elagolix by the FDA for the management of endometriosis with associated pain. In November, AbbVie announced detailed results from two replicate Phase 3 extension studies evaluating the long-term efficacy and safety of elagolix, being evaluated for the management of endometriosis with associated pain.

•
In December 2017, AbbVie announced the strategic decision to close the SONAR study, a Phase 3 clinical trial evaluating the effects of the investigational compound atrasentan on progression of kidney disease in patients with stage 2 to 4 chronic kidney disease and type 2 diabetes when added to standard of care. The ongoing monitoring of renal events observed in the study revealed considerably fewer endpoints than expected at the time of analysis, which will likely affect the ability to test the SONAR study hypothesis. Therefore, AbbVie determined that it cannot justify continuing the participation of patients in the study. The decision to close the SONAR study early was not related to any safety concerns.

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

				Percent change
				At actual currency rates		At constant currency rates
for the years ended (dollars in millions)	2017	2016	2015	2017	2016	2017	2016
United States	$18,251	$15,947	$13,561	14.4%	17.6%	14.4%	17.6%
International	9,965	9,691	9,298	2.8%	4.2%	2.1%	7.3%
Net revenues	$28,216	$25,638	$22,859	10.1%	12.2%	9.8%	13.5%

32 | 2017 Form 10-K

The following table details AbbVie's worldwide net revenues:

				Percent change
				At actual currency rates		At constant currency rates
Years ended December 31 (dollars in millions)	2017	2016	2015	2017	2016	2017	2016
HUMIRA
United States	$12,361	$10,432	$8,405	18.5%	24.1%	18.5%	24.1%
International	6,066	5,646	5,607	7.4%	0.7%	6.7%	4.3%
Total	$18,427	$16,078	$14,012	14.6%	14.7%	14.4%	16.1%
IMBRUVICA
United States	$2,144	$1,580	$659	35.8%	>100.0%	35.8%	>100.0%
Collaboration revenues	429	252	95	70.0%	>100.0%	70.0%	>100.0%
Total	$2,573	$1,832	$754	40.5%	>100.0%	40.5%	>100.0%
HCV
United States	$338	$342	$804	(1.4)%	(57.4)%	(1.4)%	(57.4)%
International	936	1,180	835	(20.6)%	41.3%	(20.5)%	42.7%
Total	$1,274	$1,522	$1,639	(16.3)%	(7.1)%	(16.2)%	(6.4)%
Lupron
United States	$669	$663	$653	0.8%	1.5%	0.8%	1.5%
International	160	158	173	1.4%	(8.5)%	0.5%	(5.2)%
Total	$829	$821	$826	0.9%	(0.6)%	0.7%	0.1%
Creon
United States	$831	$730	$632	13.9%	15.5%	13.9%	15.5%
Synagis
International	$738	$730	$740	1.2%	(1.5)%	0.6%	(0.4)%
Synthroid
United States	$781	$763	$755	2.3%	1.1%	2.3%	1.1%
AndroGel
United States	$577	$675	$694	(14.5)%	(2.8)%	(14.5)%	(2.8)%
Kaletra
United States	$71	$116	$163	(38.6)%	(28.8)%	(38.6)%	(28.8)%
International	352	433	537	(18.8)%	(19.3)%	(21.1)%	(13.3)%
Total	$423	$549	$700	(22.9)%	(21.5)%	(24.7)%	(16.9)%
Sevoflurane
United States	$78	$80	$81	(2.1)%	(1.0)%	(2.1)%	(1.0)%
International	332	348	393	(4.6)%	(11.4)%	(3.7)%	(6.9)%
Total	$410	$428	$474	(4.1)%	(9.7)%	(3.4)%	(6.0)%
Duodopa
United States	$61	$37	$12	66.1%	>100.0%	66.1%	>100.0%
International	294	256	219	14.6%	16.9%	13.1%	18.1%
Total	$355	$293	$231	21.1%	26.9%	19.8%	28.1%
All other	$998	$1,217	$1,402	(18.0)%	(13.2)%	(18.2)%	(12.3)%
Total net revenues	$28,216	$25,638	$22,859	10.1%	12.2%	9.8%	13.5%

2017 Form 10-K | 33

The following discussion and analysis of AbbVie's net revenues by product is presented on a constant currency basis.
Global HUMIRA sales increased 14% in 2017 and 16% in 2016. The sales increases in 2017 and 2016 were driven by market growth across therapeutic categories and geographies as well as favorable pricing in certain geographies. The sales increase in 2016 was also driven by the approval of new indications. In the United States, HUMIRA sales increased 18% in 2017 and 24% in 2016. The sales increase in 2017 was driven by market growth across all indications and favorable pricing. The sales increase in 2016 was driven by market growth across all indications, higher market share and favorable pricing. Internationally, HUMIRA revenues increased 7% in 2017 and 4% in 2016, driven primarily by market growth across indications. AbbVie continues to pursue strategies intended to further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.
Net revenues for IMBRUVICA represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie's 50% share of IMBRUVICA profit. Net revenues for IMBRUVICA commenced following the completion of the Pharmacyclics acquisition on May 26, 2015. Global IMBRUVICA sales increased 40% in 2017 as a result of continued penetration of IMBRUVICA as a first-line treatment for patients with CLL as well as favorable pricing. The sales increase in 2016 was driven by market share gains following the FDA and EMA approval of IMBRUVICA as a first-line treatment for patients with CLL as well as having a full year of sales in 2016.
Global HCV sales decreased 16% in 2017 and 6% in 2016. The sales decrease in 2017 and 2016 was a result of market contraction, lower market share and price erosion of VIEKIRA. These factors were partially offset for 2017 by the launch of MAVYRET in certain geographies during the second half of 2017.
Net revenues for Creon increased 14% in 2017 and 15% in 2016, driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market.
Global Kaletra net revenues decreased 25% in 2017 and 17% in 2016, primarily due to lower market share resulting from the impact of increasing competition in the HIV marketplace. AbbVie expects net revenues for Kaletra to continue to decline in 2018.
Net revenues for Duodopa increased 20% in 2017 and 28% in 2016, primarily as a result of market penetration and geographic expansion.
Gross Margin

				Percent change
years ended December 31 (dollars in millions)	2017	2016	2015	2017	2016
Gross margin	$21,176	$19,805	$18,359	7%	8%
as a percent of net revenues	75%	77%	80%
Gross margin as a percentage of net revenues in 2017 decreased from 2016 primarily due to an intangible asset impairment charge of $354 million in 2017, as well as the unfavorable impacts of higher intangible asset amortization and the IMBRUVICA profit sharing arrangement. These drivers were partially offset by lower amortization of the fair market value step-up of acquisition-date inventory of Pharmacyclics as well as favorable changes in product mix and operational efficiencies.
Gross margin as a percentage of net revenues in 2016 decreased from 2015 primarily due to unfavorable foreign exchange rates as well as unfavorable impacts of higher intangible asset amortization, the IMBRUVICA profit sharing arrangement and higher amortization of the fair market value step-up of acquisition-date inventory of Pharmacyclics. Additionally, 2016 gross margin included an intangible asset impairment charge of $39 million and 2015 gross margin included milestone revenue of $40 million from an oncology collaboration partner. These drivers were partially offset by favorable changes in product mix and operational efficiencies.

34 | 2017 Form 10-K

Selling, General and Administrative

				Percent change
years ended December 31 (dollars in millions)	2017	2016	2015	2017	2016
Selling, general and administrative	$6,275	$5,855	$6,387	7%	(8)%
as a percent of net revenues	22%	23%	28%

SG&A expenses as a percentage of net revenues in 2017 decreased from 2016 due to continued leverage from revenue growth partially offset by litigation reserve charges of $370 million in 2017 and new product launch expenses.

SG&A expenses as a percentage of net revenues in 2016 decreased from 2015 due to continued leverage from revenue growth and lower costs in 2016. SG&A expenses in 2015 included costs associated with the separation from Abbott of $265 million, Pharmacyclics acquisition and integration costs of $294 million and litigation reserve charges of $165 million. Additionally, SG&A expense in 2015 reflected marketing support for the global launch of VIEKIRA.
Research and Development and Acquired In-Process Research and Development

				Percent change
years ended December 31 (dollars in millions)	2017	2016	2015	2017	2016
Research and development	$4,982	$4,366	$4,285	14%	2%
as a percent of net revenues	18%	17%	19%
Acquired in-process research and development	$327	$200	$150	64%	33%

Research and Development (R&D) expenses in 2017 increased from 2016 principally due to increased funding to support the company’s emerging mid- and late-stage pipeline assets, the impact of the post-acquisition R&D expenses of Stemcentrx and Boehringer Ingelheim (BI) compounds and an increase in development milestones of $63 million. These factors were partially offset by a decrease in acquisition related costs of $135 million.

R&D expenses in 2016 increased from 2015 due primarily to increased funding to support the company’s emerging mid- and late-stage pipeline assets. This increase was partially offset by the following factors: (i) 2015 R&D expenses included a $350 million charge related to the purchase of a priority review voucher from a third party; (ii) development milestones decreased by $53 million; and (iii) 2015 results included restructuring charges of $32 million.
Acquired in-process research and development (IPR&D) expenses reflect upfront payments related to various collaborations. Acquired IPR&D expense in 2017 included a charge of $205 million as a result of entering into a global strategic collaboration with Alector, Inc. (Alector) to develop and commercialize medicines to treat Alzheimer’s disease and other neurodegenerative disorders. There were no individually significant transactions or cash flows during 2016. Acquired IPR&D expense in 2015 included a charge of $100 million as a result of entering into an exclusive worldwide license agreement with C2N Diagnostics (C2N) to develop and commercialize anti-tau antibodies for the treatment of Alzheimer's disease and other neurological disorders. See Note 5 to the Consolidated Financial Statements for additional information regarding the Alector and C2N agreements.
Other Non-Operating Expenses

years ended December 31 (in millions)	2017	2016	2015
Interest expense	$1,150	$1,047	$719
Interest income	(146)	(82)	(33)
Interest expense, net	$1,004	$965	$686

Net foreign exchange loss	$348	$303	$193
Other expense, net	513	232	13
Interest expense in 2017 increased compared to 2016 due to a full year of expense associated with the May 2016 issuance of $7.8 billion aggregate principal amount of senior notes which were issued primarily to finance the acquisition of Stemcentrx and to repay an outstanding term loan.

2017 Form 10-K | 35

Interest expense in 2016 increased compared to 2015 due to a full year of expense associated with the May 2015 issuance of $16.7 billion aggregate principal amount of senior notes which were issued primarily to finance the acquisition of Pharmacyclics in addition to the incremental expense associated with the May 2016 senior notes issuance discussed above. Interest expense in 2016 also included a debt extinguishment charge of $39 million related to the redemption of the 1.75% senior notes that were due to mature in November 2017. These increases were partially offset by the absence of bridge financing-related costs of $86 million in 2015 incurred in connection with the acquisition of Pharmacyclics. Interest income continued to increase in both 2017 and 2016 due to growth in the company’s investment securities.
Net foreign exchange loss in 2017 included $316 million of historical currency translation losses that were reclassified from accumulated other comprehensive income (AOCI) related to the liquidation of certain foreign entities following the enactment of U.S. tax reform. Net foreign exchange loss in 2016 included losses totaling $298 million related to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar. See Note 10 to the Consolidated Financial Statements for additional information regarding the Venezuelan devaluation. Net foreign exchange loss in 2015 included losses of $170 million to complete the liquidation of the company’s remaining foreign currency positions related to the terminated proposed combination with Shire.
Other expense, net included charges related to the change in fair value of the BI and Stemcentrx contingent consideration liabilities of $626 million in 2017 and $228 million in 2016. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products still in development and other market-based factors. In 2017, the change in fair value represented mainly higher probabilities of success, the passage of time and declining interest rates. In 2016, the change in fair value represented mainly the passage of time, as increases to the BI contingent consideration liability due to higher probabilities of success were fully offset by the effects of rising interest rates and changes in other market-based assumptions. See Note 5 to the Consolidated Financial Statements for additional information regarding the acquisitions of Stemcentrx and BI compounds. Other expense, net for 2017 also included realized gains on available-for-sale investment securities of $90 million. Other expense, net for 2015 included impairment charges totaling $36 million related to certain of the company's equity investment securities.
Income Tax Expense
The effective income tax rate was 31% in 2017, 24% in 2016 and 23% in 2015. The effective tax rate in each period differed from the statutory tax rate principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for 2017 over the prior year was principally due to the estimated tax effects of the enactment of the Tax Cuts and Jobs Act (the “Act”) in 2017. The effective tax rate in 2017 included tax expense of $4.5 billion on the one-time mandatory repatriation of previously untaxed earnings of foreign subsidiaries, partially offset by a $3.6 billion net tax benefit for the remeasurement of deferred taxes related to the Act and foreign tax law changes.
The Act significantly changed the U.S. corporate tax system. The Act reduces the U.S. federal corporate tax rate from 35% to 21% and creates a territorial tax system that includes new taxes on certain foreign sourced earnings. As a result, the effective income tax rate may change significantly in future periods. See Note 13 to the Consolidated Financial Statements for additional information regarding the Act.
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
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2017	2016	2015
Cash flows from:
Operating activities	$9,960	$7,041	$7,535
Investing activities	(274)	(6,074)	(12,936)
Financing activities	(5,512)	(3,928)	5,752

Operating cash flows in 2017 increased from 2016 primarily due to improved results of operations resulting from revenue growth, an improvement in operating earnings and a decrease in income tax payments. Operating cash flows in 2016

36 | 2017 Form 10-K

decreased from 2015 primarily due to improved results of operations resulting from revenue growth and an improvement in operating margin, offset by income tax payments. Realized excess tax benefits associated with stock-based compensation totaled $71 million in 2017 and were presented within operating cash flows as a result of the adoption of a new accounting pronouncement. Prior to the adoption of the new accounting pronouncement, realized excess benefits of $55 million in 2016 and $61 million in 2015 were presented within cash flows from financing activities. See Note 2 to the Consolidated Financial Statements for additional information regarding the adoption of this new accounting pronouncement. Operating cash flows also reflected AbbVie's voluntary contributions, primarily to its principal domestic defined benefit plan of $150 million in 2017, 2016 and 2015. In 2018, AbbVie plans to make voluntary contributions to its various defined benefit plans in excess of $750 million.
Investing cash flows in 2017 included capital expenditures of $529 million and payments made for other acquisitions and investments of $308 million, partially offset by net sales and maturities of investment securities totaling $563 million. Investing cash flows in 2016 primarily included $1.9 billion of cash consideration paid to acquire Stemcentrx in June 2016, a $595 million upfront payment to acquire certain rights from BI in April 2016, net purchases of investment securities totaling $3.0 billion and capital expenditures of $479 million. Investing activities in 2015 primarily included $11.5 billion of cash consideration paid to acquire Pharmacyclics in May 2015 (net of cash acquired of $877 million). Investing activities in 2015 also included cash outflows related to other acquisitions and investments of $964 million, including a $500 million payment to Calico, $100 million related to an exclusive worldwide license agreement with C2N to develop and commercialize anti-tau antibodies for the treatment of Alzheimer's disease and other neurological disorders and $130 million paid to Infinity due to the achievement of a development milestone under the collaboration agreement. Cash flows from investing activities in 2015 also included capital expenditures of $532 million.
In 2017, 2016 and 2015, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $400 million as of December 31, 2017 and $377 million as of December 31, 2016. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
In November 2016, the company issued €3.6 billion aggregate principal amount of unsecured senior Euro notes. The company used the proceeds to redeem $4.0 billion aggregate principal amount of 1.75% senior notes that were due to mature in November 2017. In connection with the offering, AbbVie incurred $17 million of issuance costs. In May 2016, the company issued $7.8 billion aggregate principal amount of senior notes. Approximately $2.0 billion of the net proceeds were used to repay an outstanding term loan that was due to mature in November 2016, approximately $1.9 billion of the net proceeds were used to finance the acquisition of Stemcentrx and approximately $3.8 billion of the net proceeds were used to finance an ASR. See Note 12 to the Consolidated Financial Statements for additional information on the ASR transactions. In connection with the May 2016 issuance of senior notes, AbbVie incurred $52 million of issuance costs.
In May 2015, the company issued $16.7 billion aggregate principal amount of unsecured senior notes. Approximately $11.5 billion of the net proceeds were used to finance the acquisition of Pharmacyclics and $5.0 billion of the net proceeds were used to finance an ASR. In 2015, the company paid $86 million of costs relating to an $18.0 billion, 364-Day Bridge Term Loan Credit Agreement (the bridge loan) as well as $93 million of costs relating to the May 2015 issuance of senior notes. No amounts were drawn under the bridge loan, which was terminated as a result of the issuance of the senior notes. In September 2015, AbbVie entered into a three-year $2.0 billion term loan credit facility and a 364-day $2.0 billion term loan credit facility. In November 2015, AbbVie drew on these term facilities and used the proceeds to refinance its $4.0 billion of senior notes that matured in 2015.
Cash dividend payments totaled $4.1 billion in 2017, $3.7 billion in 2016 and $3.3 billion in 2015. The increase in cash dividend payments was primarily due to an increase in the dividend rate. On October 27, 2017, AbbVie announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.64 per share to $0.71 per share beginning with the dividend payable on February 15, 2018 to stockholders of record as of January 12, 2018. This reflects an increase of approximately 11% over the previous quarterly rate. On February 15, 2018, AbbVie announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.71 per share to $0.96 per share beginning with the dividend payable on May 15, 2018 to stockholders of record as of April 13, 2018. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
In addition to the ASRs, under AbbVie's existing stock repurchase program, the company repurchased approximately 13 million shares for $1.0 billion in 2017, approximately 34 million shares for $2.1 billion in 2016 and approximately 46 million shares for $2.8 billion in 2015 . AbbVie cash-settled $285 million of its December 2016 open market purchases in January 2017 and cash-settled $300 million of its December 2015 open market purchases in January 2016. The stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's

2017 Form 10-K | 37

discretion. The program has no time limit and can be discontinued at any time. AbbVie's remaining stock repurchase authorization was $4.0 billion as of December 31, 2017. On February 15, 2018, AbbVie's board of directors authorized a new $10.0 billion stock repurchase program, which superseded AbbVie's previous stock repurchase program. The new stock repurchase program permits purchases of AbbVie shares from time to time in open-market or private transactions, including accelerated share repurchases, at management’s discretion. The program has no time limit and can be discontinued at any time.
In 2017, AbbVie paid $305 million of contingent consideration to BI related to a Phase 3 enrollment milestone. $268 million of this milestone was included in financing cash flows and $37 million was included in operating cash flows.
Cash and equivalents were impacted by net favorable exchange rate changes totaling $29 million in 2017, net unfavorable exchange rate changes totaling $338 million in 2016 and $300 million in 2015. The favorable exchange rate changes in 2017 were primarily due to the strengthening of the Euro and other foreign currencies on the translation of the company's Euro-denominated assets and cash denominated in foreign currencies. The unfavorable exchange rate changes in 2016 were primarily due to the devaluation of AbbVie's net monetary assets denominated in the Venezuelan bolivar. The unfavorable exchange rate changes in 2015 were principally due to the weakening of the Euro and other foreign currencies on the translation of the company's Euro-denominated assets and cash denominated in foreign currencies.
Prior to the enactment of the Tax Cuts and Jobs Act in December 2017, a significant portion of cash and equivalents were considered reinvested indefinitely in foreign subsidiaries. The enactment of U.S. tax reform significantly changed the U.S. corporate tax system, including imposing a mandatory one-time transition tax on previously untaxed earnings of foreign subsidiaries and the creation of a territorial tax system that generally allows the repatriation of future foreign sourced earnings without incurring additional U.S. taxes. The company has not fully completed its analysis and calculation of foreign earnings subject to the transition tax. The provisional estimate of the one-time transition tax was $4.5 billion and is generally payable in eight annual installments. AbbVie does not expect the transition tax liability to materially affect its liquidity and capital resources.
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
AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie's trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding governmental receivables in these countries, net of allowances for doubtful accounts, totaled $255 million as of December 31, 2017 and $244 million at December 31, 2016. The company also continues to do business with foreign governments in certain oil-exporting countries that have experienced a deterioration in economic conditions, including Saudi Arabia and Russia, which may result in delays in the collection of receivables. Outstanding governmental receivables related to Saudi Arabia, net of allowances for doubtful accounts, were $149 million as of December 31, 2017 and $122 million as of December 31, 2016. Outstanding governmental receivables related to Russia, net of allowances for doubtful accounts, were $152 million as of December 31, 2017 and $110 million as of December 31, 2016. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.
Currently, AbbVie does not believe the economic conditions in oil-exporting countries will have a significant impact on the company's liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of December 31, 2017.
Credit Facility, Access to Capital and Credit Ratings
Credit Facility
AbbVie currently has a $3.0 billion five-year revolving credit facility which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2017, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were insignificant. There were no amounts outstanding under the credit facility as of December 31, 2017 and 2016.

38 | 2017 Form 10-K

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
Credit Ratings
There were no changes in the company’s credit ratings in 2017. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company's ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company's outstanding debt.

2017 Form 10-K | 39

Contractual Obligations
The following table summarizes AbbVie's estimated contractual obligations as of December 31, 2017:

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Short-term borrowings	$400	$400	$—	$—	$—
Long-term debt and capital lease obligations, including current portion	37,612	6,026	5,469	5,938	20,179
Interest on long-term debt(a)	15,617	1,154	2,250	2,080	10,133
Future minimum non-cancelable operating lease commitments	957	143	235	151	428
Purchase obligations and other(b)	1,135	972	115	46	2
Other long-term liabilities(c) (d) (e) (f)	10,605	1,135	1,610	1,331	6,529
Total	$66,326	$9,830	$9,679	$9,546	$37,271

(a)
Includes estimated future interest payments on long-term debt and capital lease obligations. Interest payments on debt are calculated for future periods using forecasted interest rates in effect at the end of 2017. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2017. See Note 9 to the Consolidated Financial Statements for additional information regarding the company's debt instruments and Note 10 for additional information on the interest rate swap agreements outstanding at December 31, 2017.

(b)	Includes the company's significant unconditional purchase obligations. These commitments do not exceed the company's projected requirements and are made in the normal course of business.

(c)
Amounts less than one year includes voluntary contributions in excess of $750 million that AbbVie plans to make to its various defined benefit plans subsequent to December 31, 2017. Amounts otherwise exclude pension and other post-employment benefits and related deferred compensation cash outflows. Timing of funding is uncertain and dependent on future movements in interest rates and investment returns, changes in laws and regulations and other variables. Also included in this amount are components of other long-term liabilities including restructuring. See Note 8 to the Consolidated Financial Statements for additional information on restructuring and Note 11 for additional information on the pension and other post-employment benefit plans.

(d)
Excludes liabilities associated with the company's unrecognized tax benefits as it is not possible to reliably estimate the timing of the future cash outflows related to these liabilities. See Note 13 to the Consolidated Financial Statements for additional information on these unrecognized tax benefits.

(e)
Includes $4.5 billion of contingent consideration liabilities related to the acquisitions of Stemcentrx and BI compounds which are recorded at fair value on the consolidated balance sheet. Potential contingent consideration payments that exceed the fair value recorded on the consolidated balance sheet are not included in the table of contractual obligations. See Notes 5 and 10 to the Consolidated Financial Statements for additional information regarding these liabilities.

(f)
Includes a one-time transition tax liability on a mandatory deemed repatriation of previously untaxed earnings of foreign subsidiaries resulting from U.S. tax reform, enacted in 2017. The one-time transition tax is generally payable in eight annual installments. See Note 13 to the Consolidated Financial Statements for additional information regarding the provisional estimates of these tax liabilities.

AbbVie enters into R&D collaboration arrangements with third parties that may require future milestone payments to third parties contingent upon the achievement of certain development, regulatory, or commercial milestones. Individually, these arrangements are insignificant in any one annual reporting period. However, if milestones for multiple products covered by these arrangements would happen to be reached in the same reporting period, the aggregate charge to expense could be material to the results of operations in that period. From a business perspective, the payments are viewed as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate future cash flows from product sales. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement. As a result, these potential payments are not included in the table of contractual obligations. See Note 5 to the Consolidated Financial Statements for additional information on these collaboration arrangements.

40 | 2017 Form 10-K

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
Rebate and chargeback accruals are recorded as a reduction to revenue in the period the related product is sold. Rebates and chargebacks totaled $12.9 billion in 2017, $10.8 billion in 2016 and $8.6 billion in 2015. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accrual for that rebate include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant.
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
The following table is an analysis of the three largest rebate accruals and chargeback allowances, which comprise approximately 92% of the total consolidated rebate and chargebacks recorded as reductions to revenues in 2017. Remaining rebate provisions charged against gross revenues are not significant in the determination of operating earnings.

(in millions)	Medicaid and Medicare Rebates	Managed Care Rebates	Wholesaler Chargebacks
Balance at December 31, 2014	$712	$476	$253
Provisions	1,716	2,215	3,866
Payments	(1,396)	(1,771)	(3,756)
Balance at December 31, 2015	1,032	920	363
Provisions	2,606	3,146	3,987
Payments	(2,471)	(2,899)	(3,967)
Balance at December 31, 2016	1,167	1,167	383
Provisions	2,909	3,990	5,026
Payments	(2,736)	(3,962)	(4,887)
Balance at December 31, 2017	$1,340	$1,195	$522

2017 Form 10-K | 41

Cash Discounts and Product Returns
Cash discounts and product returns, which totaled $1.3 billion in 2017, $964 million in 2016 and $898 million in 2015, are recorded as a reduction to revenue in the same period the related product is sold. The reserve for cash discounts is readily determinable because the company's experience of payment history is fairly consistent. Product returns can be reliably estimated based on the company's historical return experience.
Pension and Other Post-Employment Benefits
AbbVie engages outside actuaries to assist in the determination of the obligations and costs under the pension and other post-employment benefit plans that are direct obligations of AbbVie. The valuation of the funded status and the net periodic benefit cost for these plans are calculated using actuarial assumptions. The significant assumptions, which are reviewed annually, include the discount rate, the expected long-term rate of return on plan assets and the health care cost trend rates. The significant assumptions used in determining these calculations are disclosed in Note 11 to the Consolidated Financial Statements.
The discount rate is selected based on current market rates on high-quality, fixed-income investments at December 31 each year. AbbVie employs a yield-curve approach for countries where a robust bond market exists. The yield curve is developed using high-quality bonds. The yield curve approach reflects the plans' specific cash flows (i.e. duration) in calculating the benefit obligations by applying the corresponding individual spot rates along the yield curve. Beginning in 2016, AbbVie also reflected the plans' specific cash flows and applied them to the corresponding individual spot rates along the yield curve in calculating the service cost and interest cost portions of expense. For other countries, AbbVie reviews various indices such as corporate bond and government bond benchmarks to estimate the discount rate. AbbVie's assumed discount rates have a significant effect on the amounts reported for defined benefit pension and other post-employment plans as of December 31, 2017. A 50 basis point change in the assumed discount rate would have had the following effects on AbbVie's calculation of net periodic benefit costs in 2018 and projected benefit obligations as of December 31, 2017:

	50 basis point
(in millions) (brackets denote a reduction)	Increase	Decrease
Defined benefit plans
Service and interest cost	$(64)	$72
Projected benefit obligation	(572)	652
Other post-employment plans
Service and interest cost	$(9)	$11
Projected benefit obligation	(77)	89

Effective December 31, 2015, AbbVie elected to change the method it uses to estimate the service and interest cost components of net periodic benefit costs. Historically, AbbVie estimated these service and interest cost components of this expense utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In late 2015, AbbVie elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. AbbVie elected to make this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. AbbVie accounted for this change prospectively as a change in accounting estimate that is inseparable from a change in accounting principle. This change reduced AbbVie’s net periodic benefit cost by approximately $41 million in 2016. This change had no effect on the 2015 expense and did not affect the measurement of AbbVie’s total benefit obligations.
The expected long-term rate of return is based on the asset allocation, historical performance and the current view of expected future returns. AbbVie considers these inputs with a long-term focus to avoid short-term market influences. The current long-term rate of return on plan assets for each plan is supported by the historical performance of the trust's actual and target asset allocation. AbbVie's assumed expected long-term rate of return has a significant effect on the amounts reported for defined benefit pension plans as of December 31, 2017 and will be used in the calculation of net periodic benefit cost in 2018. A one percentage point change in assumed expected long-term rate of return on plan assets would increase or decrease the net period benefit cost of these plans in 2018 by $54 million.
The health care cost trend rate is selected by reviewing historical trends and current views on projected future health care cost increases. The current health care cost trend rate is supported by the historical trend experience of each plan. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans as of

42 | 2017 Form 10-K

December 31, 2017 and will be used in the calculation of net periodic benefit cost in 2018. A one percentage point change in assumed health care cost trend rates would have the following effects on AbbVie's calculation of net periodic benefit costs in 2018 and the projected benefit obligation as of December 31, 2017:

	One percentage point
(in millions) (brackets denote a reduction)	Increase	Decrease
Service and interest cost	$31	$(24)
Projected benefit obligation	183	(140)

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
AbbVie reviews the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or when an event occurs that could result in an impairment. See Note 2 to the Consolidated Financial Statements for further information.
Annually, the company tests its goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. Some of the factors considered in the assessment include general macro-economic conditions, conditions specific to the industry and market, cost factors, which could have a significant effect on earnings or cash flows, the overall financial performance and whether there have been sustained declines in the company's share price. If the company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. AbbVie tests indefinite-lived intangible assets using a quantitative impairment test.
For its quantitative impairment tests, the company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The

2017 Form 10-K | 43

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
Contingent Consideration
The fair value measurements of contingent consideration liabilities are determined as of the acquisition date based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products still in development. Contingent consideration liabilities are revalued to fair value at each subsequent reporting date until the related contingency is resolved. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At December 31, 2017, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $170 million. Additionally, at December 31, 2017, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $390 million.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for additional information on recent accounting pronouncements.

44 | 2017 Form 10-K

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
Foreign Currency Risk
AbbVie's primary net foreign currency exposures are the Euro, Japanese yen and British pound. The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2017 and 2016:

	2017			2016
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$6,366	1.175	$(88)	$5,544	1.078	$102
Japanese yen	940	112.4	2	935	111.6	39
British pound	760	1.310	(22)	611	1.303	35
All other currencies	1,877	n/a	(18)	1,693	n/a	11
Total	$9,943		$(126)	$8,783		$187

The company estimates that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $1.0 billion at December 31, 2017. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. However, gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders' equity volatility relating to foreign exchange. A 10% appreciation is believed to be a reasonably possible near-term change in foreign currencies.
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
The functional currency of the company’s Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar (VEF) were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the Divisa Complementaria (DICOM) rate. Therefore, during the first quarter of 2016, AbbVie recorded a charge of $298 million to net foreign exchange loss to revalue its bolivar-denominated net monetary assets using the DICOM rate then in effect of approximately 270 VEF per U.S. dollar. As of December 31, 2017, AbbVie’s net monetary assets in Venezuela were insignificant.
Interest Rate Risk
The company estimates that an increase in interest rates of 100 basis points would adversely impact the fair value of AbbVie's interest rate swap contracts by approximately $509 million at December 31, 2017. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $2.2 billion at December 31, 2017. A 100 basis point change is believed to be a reasonably possible near-term change in interest rates.

2017 Form 10-K | 45

Market Price Risk
AbbVie’s debt securities investment portfolio (the portfolio) is its main exposure to market price risk. The portfolio is subject to changes in fair value as a result of interest rate fluctuations and other market factors. It is AbbVie’s policy to mitigate market price risk by maintaining a diversified portfolio that limits the amount of exposure to a particular issuer and security type while placing limits on the amount of time to maturity. AbbVie’s investment policy limits investments to investment grade credit ratings. The company estimates that an increase in interest rates of 100 basis points would decrease the fair value of the portfolio by approximately $34 million as of December 31, 2017. If the portfolio were to be liquidated, the fair value reduction would affect the income statement in the period sold.
Non-Publicly Traded Equity Securities
AbbVie holds equity securities in other pharmaceutical and biotechnology companies that are not traded on public stock exchanges. The carrying value of these investments was $48 million as of December 31, 2017 and $42 million as of December 31, 2016. AbbVie monitors these investments for other than temporary declines in market value and charges impairment losses to net earnings when an other than temporary decline in estimated value occurs. In 2017 and 2016, impairment charges recorded were insignificant. In 2015, AbbVie recorded impairment charges totaling $36 million related to certain of the company's investments in non-publicly traded equity securities.

46 | 2017 Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2017 Form 10-K | 47

AbbVie Inc. and Subsidiaries
Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2017	2016	2015
Net revenues	$28,216	$25,638	$22,859

Cost of products sold	7,040	5,833	4,500
Selling, general and administrative	6,275	5,855	6,387
Research and development	4,982	4,366	4,285
Acquired in-process research and development	327	200	150
Total operating costs and expenses	18,624	16,254	15,322
Operating earnings	9,592	9,384	7,537

Interest expense, net	1,004	965	686
Net foreign exchange loss	348	303	193
Other expense, net	513	232	13
Earnings before income tax expense	7,727	7,884	6,645
Income tax expense	2,418	1,931	1,501
Net earnings	$5,309	$5,953	$5,144

Per share data
Basic earnings per share	$3.31	$3.65	$3.15
Diluted earnings per share	$3.30	$3.63	$3.13
Cash dividends declared per common share	$2.63	$2.35	$2.10

Weighted-average basic shares outstanding	1,596	1,622	1,625
Weighted-average diluted shares outstanding	1,603	1,631	1,637

The accompanying notes are an integral part of these consolidated financial statements.

48 | 2017 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

years ended December 31 (in millions)	2017	2016	2015
Net earnings	$5,309	$5,953	$5,144

Foreign currency translation adjustments, net of tax expense (benefit) of $34 in 2017, $(31) in 2016 and $(139) in 2015	996	(165)	(667)
Net investment hedging activities, net of tax expense (benefit) of $(194) in 2017, $79 in 2016 and $— in 2015	(343)	140	—
Pension and post-employment benefits, net of tax expense (benefit) of $(94) in 2017, $(75) in 2016 and $96 in 2015	(406)	(135)	230
Marketable security activities, net of tax expense (benefit) of $(8) in 2017, $(11) in 2016 and $22 in 2015	(46)	(1)	44
Cash flow hedging activities, net of tax expense (benefit) of $(26) in 2017, $18 in 2016 and $(6) in 2015	(342)	136	(137)
Other comprehensive loss	(141)	(25)	(530)
Comprehensive income	$5,168	$5,928	$4,614

The accompanying notes are an integral part of these consolidated financial statements.

2017 Form 10-K | 49

AbbVie Inc. and Subsidiaries
Consolidated Balance Sheets

as of December 31 (in millions, except share data)	2017	2016
Assets
Current assets
Cash and equivalents	$9,303	$5,100
Short-term investments	486	1,323
Accounts receivable, net	5,088	4,758
Inventories	1,605	1,444
Prepaid expenses and other	4,741	3,562
Total current assets	21,223	16,187

Investments	2,090	1,783
Property and equipment, net	2,803	2,604
Intangible assets, net	27,559	28,897
Goodwill	15,785	15,416
Other assets	1,326	1,212
Total assets	$70,786	$66,099

Liabilities and Equity
Current liabilities
Short-term borrowings	$400	$377
Current portion of long-term debt and lease obligations	6,015	25
Accounts payable and accrued liabilities	10,226	9,379
Total current liabilities	16,641	9,781

Long-term debt and lease obligations	30,953	36,440
Deferred income taxes	2,490	6,890
Other long-term liabilities	15,605	8,352

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,768,738,550 shares issued as of December 31, 2017 and 1,754,900,486 as of December 31, 2016	18	18
Common stock held in treasury, at cost, 176,607,525 shares as of December 31, 2017 and 162,387,762 as of December 31, 2016	(11,923)	(10,852)
Additional paid-in-capital	14,270	13,678
Retained earnings	5,459	4,378
Accumulated other comprehensive loss	(2,727)	(2,586)
Total stockholders’ equity	5,097	4,636

Total liabilities and equity	$70,786	$66,099

   The accompanying notes are an integral part of these consolidated financial statements.

50 | 2017 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Equity

years ended December 31 (in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2014	1,591	$16	$(972)	$4,194	$535	$(2,031)	$1,742
Net earnings	—	—	—	—	5,144	—	5,144
Other comprehensive loss, net of tax	—	—	—	—	—	(530)	(530)
Dividends declared	—	—	—	—	(3,431)	—	(3,431)
Common shares issued to Pharmacyclics stockholders	128	1	—	8,404	—	—	8,405
Purchases of treasury stock	(119)	—	(7,886)	—	—	—	(7,886)
Stock-based compensation plans and other	10	—	19	482	—	—	501
Balance at December 31, 2015	1,610	17	(8,839)	13,080	2,248	(2,561)	3,945
Net earnings	—	—	—	—	5,953	—	5,953
Other comprehensive loss, net of tax	—	—	—	—	—	(25)	(25)
Dividends declared	—	—	—	—	(3,823)	—	(3,823)
Common shares issued to Stemcentrx stockholders	63	—	3,958	(35)	—	—	3,923
Purchases of treasury stock	(94)	—	(6,018)	—	—	—	(6,018)
Stock-based compensation plans and other	14	1	47	633	—	—	681
Balance at December 31, 2016	1,593	18	(10,852)	13,678	4,378	(2,586)	4,636
Net earnings	—	—	—	—	5,309	—	5,309
Other comprehensive loss, net of tax	—	—	—	—	—	(141)	(141)
Dividends declared	—	—	—	—	(4,221)	—	(4,221)
Purchases of treasury stock	(15)	—	(1,125)	—	—	—	(1,125)
Stock-based compensation plans and other	14	—	54	592	(7)	—	639
Balance at December 31, 2017	1,592	$18	$(11,923)	$14,270	$5,459	$(2,727)	$5,097

The accompanying notes are an integral part of these consolidated financial statements.

2017 Form 10-K | 51

AbbVie Inc. and Subsidiaries
Consolidated Statements of Cash Flows

years ended December 31 (in millions) (brackets denote cash outflows)	2017	2016	2015
Cash flows from operating activities
Net earnings	$5,309	$5,953	$5,144
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	425	425	417
Amortization of intangible assets	1,076	764	419
Change in fair value of contingent consideration liabilities	626	228	—
Stock-based compensation	365	353	282
Upfront costs and milestones related to collaborations	470	280	280
Devaluation loss related to Venezuela	—	298	—
Intangible asset impairment	354	39	—
Impacts related to U.S. tax reform	1,242	—	—
Other, net	84	390	489
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(391)	(71)	(1,076)
Inventories	93	(38)	(434)
Prepaid expenses and other assets	(118)	(393)	511
Accounts payable and other liabilities	425	(1,187)	1,503
Cash flows from operating activities	9,960	7,041	7,535

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(2,495)	(11,488)
Other acquisitions and investments	(308)	(262)	(964)
Acquisitions of property and equipment	(529)	(479)	(532)
Purchases of investment securities	(2,230)	(5,315)	(851)
Sales and maturities of investment securities	2,793	2,359	899
Other	—	118	—
Cash flows from investing activities	(274)	(6,074)	(12,936)

Cash flows from financing activities
Net change in short-term borrowings	22	(29)	(19)
Proceeds from issuance of long-term debt	—	11,627	20,660
Repayments of long-term debt and lease obligations	(25)	(6,010)	(4,018)
Debt issuance costs	—	(69)	(182)
Dividends paid	(4,107)	(3,717)	(3,294)
Purchases of treasury stock	(1,410)	(6,033)	(7,586)
Proceeds from the exercise of stock options	254	268	155
Payments of contingent consideration liabilities	(268)	—	—
Other, net	22	35	36
Cash flows from financing activities	(5,512)	(3,928)	5,752
Effect of exchange rate changes on cash and equivalents	29	(338)	(300)
Net change in cash and equivalents	4,203	(3,299)	51
Cash and equivalents, beginning of year	5,100	8,399	8,348

Cash and equivalents, end of year	$9,303	$5,100	$8,399

Other supplemental information
Interest paid, net of portion capitalized	$1,099	$986	$536
Income taxes paid	1,696	3,563	1,108
Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	—	3,923	8,405
   The accompanying notes are an integral part of these consolidated financial statements.

52 | 2017 Form 10-K

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

AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100% of the outstanding common stock of AbbVie to Abbott's shareholders. AbbVie incurred separation-related expenses of $270 million in 2015, which were principally classified in selling, general and administrative expenses (SG&A) in the consolidated statements of earnings.
Basis of Historical Presentation
For a certain portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and satisfy other regulatory requirements in certain countries. Under the terms of the separation agreement with Abbott, AbbVie was responsible for the business activities conducted by Abbott on its behalf and was subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations were reported in AbbVie’s consolidated financial statements. All of these operations were transferred to AbbVie as of December 31, 2016. Net revenues related to these operations were insignificant in 2016 and were $213 million in 2015.
Note 2 Summary of Significant Accounting Policies

Use of Estimates
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for rebates, pension and other post-employment benefits, income taxes, litigation, valuation of goodwill and intangible assets, contingent consideration liabilities, financial instruments and inventory and accounts receivable exposures.
Basis of Consolidation
The consolidated financial statements include the accounts of AbbVie and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, where AbbVie is determined to be the primary beneficiary. Investments in companies over which AbbVie has a significant influence but not a controlling interest are accounted for using the equity method with AbbVie's share of earnings or losses reported in other expense, net in the consolidated statements of earnings. All other investments are generally accounted for using the cost method. Intercompany balances and transactions are eliminated.
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

2017 Form 10-K | 53

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
Advertising
Costs associated with advertising are expensed as incurred and are included in SG&A in the consolidated statements of earnings. Advertising expenses were $846 million in 2017, $764 million in 2016 and $704 million in 2015.
Pension and Other Post-Employment Benefits
AbbVie records annual expenses relating to its defined benefit pension and other post-employment benefit plans based on calculations which utilize various actuarial assumptions, including discount rates, rates of return on assets, compensation increases, turnover rates and health care cost trend rates. AbbVie reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Actuarial gains and losses are deferred in accumulated other comprehensive loss (AOCI), net of tax and are amortized over the remaining service attribution periods of the employees under the corridor method. Differences between the expected long-term return on plan assets and the actual annual return are amortized to net periodic benefit cost over a five-year period.
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
Investments
Investments consist primarily of time deposits, marketable debt securities, held-to-maturity debt securities and equity securities. Investments in marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in AOCI on the consolidated balance sheets. Investments in equity securities that are not traded on public stock exchanges and held-to-maturity debt securities are recorded at cost.

54 | 2017 Form 10-K

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
Accounts Receivable
Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Accounts receivable are written off after all reasonable means to collect the full amount (including litigation, where appropriate) have been exhausted. The allowance for doubtful accounts was $58 million at December 31, 2017 and $72 million at December 31, 2016.
Inventories
Inventories are valued at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Inventories consisted of the following:

as of December 31 (in millions)	2017	2016
Finished goods	$610	$223
Work-in-process	822	1,080
Raw materials	173	141
Inventories	$1,605	$1,444
Property and Equipment

as of December 31 (in millions)	2017	2016
Land	$48	$46
Buildings	1,428	1,344
Equipment	5,991	5,726
Construction in progress	604	410
Property and equipment, gross	8,071	7,526
Less accumulated depreciation	(5,268)	(4,922)
Property and equipment, net	$2,803	$2,604

Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful life for buildings ranges from 10 to 50 years. Buildings include leasehold improvements which are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. The estimated useful life for equipment ranges from 2 to 25 years. Equipment includes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use and is amortized over 3 to 10 years. Depreciation expense was $425 million in 2017, $425 million in 2016 and $417 million in 2015. Assets related to capital leases were insignificant at December 31, 2017 and 2016.
Litigation and Contingencies
Loss contingency provisions are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. When a best estimate cannot be made, the minimum loss contingency amount in a probable range is recorded. Legal fees are expensed as incurred. AbbVie accrues for product liability claims on an undiscounted basis. The liabilities are evaluated quarterly and adjusted if necessary as additional information becomes available. Receivables for insurance recoveries for product liability claims, if any, are recorded as assets on an undiscounted basis when it is probable that a recovery will be realized.

2017 Form 10-K | 55

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
Goodwill and indefinite-lived assets are not amortized, but are subject to an impairment review annually and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value.
The company tests its goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. AbbVie tests indefinite-lived intangible assets using a quantitative impairment test. For its quantitative impairment tests, the company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, future foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are consistent with the company's business plans and a market participant's views of a company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the company's results of operations. Actual results may differ from the company's estimates.
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

56 | 2017 Form 10-K

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. AbbVie adopted the standard in the first quarter of 2017. As a result, all excess tax benefits associated with stock-based awards are recognized in the statement of earnings when the awards vest or settle, rather than in stockholders' equity. In addition, excess tax benefits in the statement of cash flows are now classified as an operating activity rather than as a financing activity. AbbVie adopted these changes prospectively. Accordingly, the company recognized excess tax benefits in income tax expense of $71 million in 2017 and classified them within cash flows from operating activities.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). The amendments in this standard supersede most current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. AbbVie can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) modified retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. AbbVie will adopt the standard effective the first quarter of 2018 and apply the amendments using the modified retrospective method. The company has completed its assessment of the new standard as of December 31, 2017. AbbVie does not expect significant changes to the amounts or timing of revenue recognition for product sales, which is its primary revenue stream. However, the adoption of the new standard will require a cumulative-effect adjustment to retained earnings on January 1, 2018 of approximately $120 million, net of tax, primarily related to certain deferred license revenues that were originally expected to be recognized through early 2020.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net earnings. These provisions will not impact the accounting for AbbVie's investments in debt securities. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard will be effective for AbbVie starting with the

2017 Form 10-K | 57

first quarter of 2018. Based on historical trends, AbbVie does not believe the adoption will have a material impact on its consolidated financial statements.
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
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The new standard requires entities to recognize the income tax consequences of an intercompany transfer of an asset other than inventory when the transfer occurs. Under current U.S. GAAP, the income tax consequences of these intercompany asset transfers are deferred until the asset is sold to a third party or otherwise recovered through use. The standard will be effective for AbbVie starting with the first quarter of 2018. Adjustments for this update are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings with any adjustments reflected as of the beginning of the fiscal year of adoption. The company has completed its assessment of the new standard as of December 31, 2017. The adoption will require a cumulative-effect adjustment to retained earnings on January 1, 2018 of approximately $1.8 billion related to prepaid income tax assets that will be affected by this standard, of which $1.4 billion was included in prepaid expenses and other on the consolidated balance sheet as of December 31, 2017.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer continue to report the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented separately outside of income from operations and are not eligible for capitalization. The standard will be effective for AbbVie starting with the first quarter of 2018. Upon adoption, the company will apply the income statement classification provisions of this standard retrospectively and will reclassify income of $47 million from operating earnings to non-operating income for the year ended December 31, 2017. Additionally, the company preliminarily expects to record approximately $20 million of non-operating income in 2018 which would have been recorded in operating earnings under the previous guidance.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The standard simplifies the application of hedge accounting and more closely aligns the accounting with an entity’s risk management activities. AbbVie will early adopt the standard effective in the first quarter of 2018 and does not believe the adoption will have a material impact on its consolidated financial statements.

58 | 2017 Form 10-K

Note 3 Supplemental Financial Information

Interest Expense, Net

years ended December 31 (in millions)	2017	2016	2015
Interest expense	$1,150	$1,047	$719
Interest income	(146)	(82)	(33)
Interest expense, net	$1,004	$965	$686

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2017	2016
Sales rebates	$3,069	$2,887
Accounts payable	1,474	1,407
Dividends payable	1,143	1,028
Salaries, wages and commissions	763	644
Royalty and license arrangements	514	434
Other	3,263	2,979
Accounts payable and accrued liabilities	$10,226	$9,379

Other Long-Term Liabilities

as of December 31 (in millions)	2017	2016
Contingent consideration liabilities	$4,266	$3,941
Pension and other post-employment benefits	2,740	2,085
Liabilities for unrecognized tax benefits	2,683	1,166
Income taxes payable	4,675	—
Other	1,241	1,160
Other long-term liabilities	$15,605	$8,352
Note 4 Earnings Per Share

AbbVie grants certain restricted stock awards (RSAs) and restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.

2017 Form 10-K | 59

The following table summarizes the impact of the two-class method:

	Years ended December 31,
(in millions, except per share information)	2017	2016	2015
Basic EPS
Net earnings	$5,309	$5,953	$5,144
Earnings allocated to participating securities	26	30	26
Earnings available to common shareholders	$5,283	$5,923	$5,118
Weighted-average basic shares outstanding	1,596	1,622	1,625
Basic earnings per share	$3.31	$3.65	$3.15

Diluted EPS
Net earnings	$5,309	$5,953	$5,144
Earnings allocated to participating securities	26	30	26
Earnings available to common shareholders	$5,283	$5,923	$5,118
Weighted-average shares of common stock outstanding	1,596	1,622	1,625
Effect of dilutive securities	7	9	12
Weighted-average diluted shares outstanding	1,603	1,631	1,637
Diluted earnings per share	$3.30	$3.63	$3.13
As further described in Note 12, AbbVie entered into and executed an accelerated share repurchase agreement (ASR) with third party financial institutions in 2016 and 2015. For purposes of calculating EPS, AbbVie reflected the ASR as a repurchase of AbbVie common stock in the relevant periods.
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

60 | 2017 Form 10-K

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

Intangible assets were related to IPR&D for Rova-T, four additional early-stage clinical compounds in solid tumor indications and several additional pre-clinical compounds. The estimated fair value of the acquired IPR&D was determined using the multi-period excess earnings model of the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated annual cash flows for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the regulatory approval probabilities, commercial success risks, competitive landscape as well as other factors.

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

2017 Form 10-K | 61

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

Acquisition of BI 655066 and BI 655064 from Boehringer Ingelheim

On April 1, 2016, AbbVie acquired all rights to risankizumab (BI 655066), an anti-IL-23 monoclonal biologic antibody in Phase 3 development for psoriasis, from Boehringer Ingelheim (BI) pursuant to a global collaboration agreement. AbbVie is also evaluating the potential of this biologic therapy in other indications, including Crohn’s disease, psoriatic arthritis and asthma. In addition to risankizumab, AbbVie also gained rights to an anti-CD40 antibody, BI 655064, currently in Phase 1 development. BI will retain responsibility for further development of BI 655064, and AbbVie may elect to advance the program after completion of certain clinical achievements. The acquired assets include all patents, data, know-how, third-party agreements, regulatory filings and manufacturing technology related to BI 655066 and BI 655064.

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
Acquisition of Pharmacyclics
On May 26, 2015, AbbVie acquired Pharmacyclics, a biopharmaceutical company that develops and commercializes novel therapies for people impacted by cancer. Pharmacyclics markets IMBRUVICA (ibrutinib), a Bruton's tyrosine kinase (BTK) inhibitor, targeting B-cell malignancies.

62 | 2017 Form 10-K

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

The amortization of the fair market value step-up for acquired inventory was included in cost of products sold and R&D in the consolidated statements of earnings. The related amortization was $58 million in 2017, $274 million in 2016 and $113 million in 2015.
Intangible assets were related to the IMBRUVICA developed product rights, IPR&D in the United States for additional IMBRUVICA indications and the contractual rights to IMBRUVICA profits and losses outside the United States as a result of the collaboration agreement with Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson. See Note 6 for additional information regarding the collaboration with Janssen. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of 12 years using the estimated pattern of economic benefit. The estimated fair value of the IPR&D and identifiable intangible assets was determined using the "income approach."
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

2017 Form 10-K | 63

Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of operations of AbbVie and Pharmacyclics for 2015 as if the acquisition of Pharmacyclics had occurred on January 1, 2014:

year ended December 31 (in millions, except per share information)	2015
Net revenues	$23,215
Net earnings	5,345
Basic earnings per share	$3.18
Diluted earnings per share	$3.16

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
Other Licensing & Acquisitions Activity
Excluding the acquisitions above, cash outflows related to other acquisitions and investments totaled $308 million in 2017, $262 million in 2016 and $964 million in 2015. AbbVie recorded IPR&D charges of $327 million in 2017, $200 million in 2016 and $150 million in 2015. Significant arrangements impacting 2017, 2016 and 2015, some of which require contingent milestone payments, are summarized below.
Alector, Inc.
In October 2017, AbbVie entered into a global strategic collaboration with Alector, Inc. (Alector) to develop and commercialize medicines to treat Alzheimer’s disease and other neurodegenerative disorders. AbbVie and Alector have agreed to research a portfolio of antibody targets and AbbVie has an option to global development and commercial rights to two targets. The terms of the arrangement included an initial upfront payment of $205 million, which was expensed to IPR&D in the fourth quarter of 2017. Alector will conduct exploratory research, drug discovery and development for lead programs up to the conclusion of the proof of concept studies. If the option is exercised, AbbVie will lead development and commercialization activities and could make additional payments to Alector of up to $986 million upon achievement of certain development and regulatory milestones. Alector and AbbVie will co-fund development and commercialization and will share global profits equally.
C2N Diagnostics
In March 2015, AbbVie entered into an exclusive worldwide license agreement with C2N Diagnostics (C2N) to develop and commercialize anti-tau antibodies for the treatment of Alzheimer's disease and other neurological disorders. As part of the agreement, AbbVie made an initial upfront payment of $100 million, which was expensed to IPR&D in 2015. AbbVie made additional payments of $35 million in both 2016 and 2017, which were recorded in R&D expense, due to the achievement of development milestones under the license agreement. Upon the achievement of certain development, regulatory and commercial milestones, AbbVie could make additional payments of up to $615 million, as well as royalties on net revenues.
Other Arrangements
In addition to the significant arrangements described above, AbbVie entered into several other arrangements resulting in charges to IPR&D of $122 million in 2017, $200 million in 2016 and $50 million in 2015. In connection with the other individually insignificant early stage arrangements entered into in 2017, AbbVie could make additional payments of up to $2.4 billion upon the achievement of certain development, regulatory and commercial milestones.

64 | 2017 Form 10-K

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

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

years ended December 31 (in millions)	2017	2016	2015
United States - Janssen's share of profits (included in cost of products sold)	$1,001	$735	$306
International - AbbVie's share of profits (included in net revenues)	429	252	95
Global - AbbVie's share of other costs (included in respective line items)	288	262	159

2017 Form 10-K | 65

Note 7 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2015	$13,168
Additions (see Note 5)	2,360
Foreign currency translation	(112)
Balance as of December 31, 2016	15,416
Foreign currency translation	369
Balance as of December 31, 2017	$15,785

The latest impairment assessment of goodwill was completed in the third quarter of 2017. As of December 31, 2017, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if impairment indicators exist.
Intangible Assets, Net
The following table summarizes intangible assets:

	2017			2016
as of December 31 (in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$16,138	$(4,982)	$11,156	$16,464	$(4,256)	$12,208
License agreements	7,822	(1,409)	6,413	7,809	(1,110)	6,699
Total definite-lived intangible assets	23,960	(6,391)	17,569	24,273	(5,366)	18,907
Indefinite-lived research and development	9,990	—	9,990	9,990	—	9,990
Total intangible assets, net	$33,950	$(6,391)	$27,559	$34,263	$(5,366)	$28,897
Definite-lived intangible assets are amortized over their estimated useful lives, which range between 2 to 16 years with an average of 12 years for developed product rights and 11 years for license agreements. Amortization expense was $1.1 billion in 2017, $764 million in 2016 and $419 million in 2015 and was included in cost of products sold in the consolidated statements of earnings. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2017 is as follows:

(in billions)	2018	2019	2020	2021	2022
Anticipated annual amortization expense	$1.3	$1.5	$1.7	$1.9	$2.1
In 2017, an impairment charge of $354 million was recorded related to ZINBRYTA that reduced both the gross carrying amount and net carrying amount of the underlying intangible assets due to lower expected future cash flows for the product. In 2016, an impairment charge of $39 million was recorded related to certain developed product rights in the United States due to a decline in the market for the product. In 2015, no intangible asset impairment charges were recorded. The 2017 and 2016 impairment charges were based on discounted cash flow analyses and were included in cost of products sold in the consolidated statements of earnings.
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. Indefinite-lived intangible assets as of December 31, 2017 and 2016 related to the acquisitions of Stemcentrx and BI compounds. See Note 5 for additional information. The latest impairment assessment of indefinite-lived intangible assets was completed in the third quarter of 2017. No impairment charges were recorded in 2017, 2016 and 2015. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if impairment indicators exist.

66 | 2017 Form 10-K

Note 8 Restructuring Plans

AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment, for example, in conjunction with the loss and expected loss of exclusivity of certain products. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. In 2017, 2016 and 2015, no such plans were individually significant. Restructuring charges recorded were $86 million in 2017, $52 million in 2016 and $138 million in 2015 and were primarily related to employee severance and contractual obligations. These charges were recorded in cost of products sold, R&D expense and SG&A expenses in the consolidated statements of earnings based on classification of the affected employees or operations.
The following summarizes the cash activity in the restructuring reserve for 2017, 2016 and 2015:

(in millions)
Accrued balance at December 31, 2014	$122
2015 restructuring charges	126
Payments and other adjustments	(100)
Accrued balance at December 31, 2015	148
2016 restructuring charges	52
Payments and other adjustments	(113)
Accrued balance at December 31, 2016	87
2017 restructuring charges	86
Payments and other adjustments	(87)
Accrued balance at December 31, 2017	$86

2017 Form 10-K | 67

Note 9 Debt, Credit Facilities and Commitments and Contingencies

The following table summarizes long-term debt:

as of December 31 (dollars in millions)	Effective interest rate in 2017(a)	2017	Effective interest rate in 2016(a)	2016
Senior notes issued in 2012
2.00% notes due 2018	2.15%	1,000	2.15%	1,000
2.90% notes due 2022	2.97%	3,100	2.97%	3,100
4.40% notes due 2042	4.46%	2,600	4.46%	2,600
Senior notes issued in 2015
1.80% notes due 2018	1.92%	3,000	1.92%	3,000
2.50% notes due 2020	2.65%	3,750	2.65%	3,750
3.20% notes due 2022	3.28%	1,000	3.28%	1,000
3.60% notes due 2025	3.66%	3,750	3.66%	3,750
4.50% notes due 2035	4.58%	2,500	4.58%	2,500
4.70% notes due 2045	4.73%	2,700	4.73%	2,700
Senior notes issued in 2016
2.30% notes due 2021	2.40%	1,800	2.40%	1,800
2.85% notes due 2023	2.91%	1,000	2.91%	1,000
3.20% notes due 2026	3.28%	2,000	3.28%	2,000
4.30% notes due 2036	4.37%	1,000	4.37%	1,000
4.45% notes due 2046	4.50%	2,000	4.50%	2,000
Senior Euro notes issued in 2016
0.38% notes due 2019 (€1,400 principal)	0.55%	1,673	0.55%	1,464
1.38% notes due 2024 (€1,450 principal)	1.46%	1,733	1.46%	1,516
2.13% notes due 2028 (€750 principal)	2.18%	896	2.18%	784
Term loan facilities
Floating rate notes due 2018	2.26%	2,000	1.64%	2,000
Other		110		113
Fair value hedges		(401)		(338)
Unamortized bond discounts		(97)		(110)
Unamortized deferred financing costs		(146)		(164)
Total long-term debt and lease obligations		36,968		36,465
Current portion		6,015		25
Noncurrent portion		$30,953		$36,440

(a)	Excludes the effect of any related interest rate swaps.

In November 2016, the company issued €3.6 billion aggregate principal amount of unsecured senior Euro notes. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium. AbbVie may redeem the senior notes at par between one and three months prior to maturity. In connection with the offering, debt issuance costs totaled $17 million and debt discounts incurred totaled $9 million and are being amortized over the respective terms of the senior notes to interest expense, net in the consolidated statements of earnings. The company used the proceeds to redeem $4.0 billion aggregate principal amount of 1.75% senior notes that were due to mature in November 2017. As a result of this redemption, the company incurred a charge of $39 million ($25 million after tax) related to the make-whole premium, write-off of unamortized debt issuance costs and other expenses. The charge was recorded in interest expense, net in the consolidated statement of earnings.

68 | 2017 Form 10-K

In May 2016, the company issued $7.8 billion aggregate principal amount of unsecured senior notes. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium. AbbVie may redeem the senior notes at par between one and six months prior to maturity. In connection with the offering, debt issuance costs totaled $52 million and debt discounts incurred totaled $29 million and are being amortized over the respective terms of the senior notes to interest expense, net in the consolidated statements of earnings. Of the $7.7 billion net proceeds, $2.0 billion was used to repay the company’s outstanding term loan that was due to mature in November 2016, approximately $1.9 billion was used to finance the acquisition of Stemcentrx and approximately $3.8 billion was used to finance an ASR with a third party financial institution. See Note 5 for additional information related to the acquisition of Stemcentrx and Note 12 for additional information related to the ASR.
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
In March 2015, AbbVie entered into an $18.0 billion bridge loan in support of the then planned acquisition of Pharmacyclics. No amounts were drawn under the bridge loan, which was terminated as a result of the company's May 2015 senior notes issuance. Interest expense, net in 2015 included $86 million of costs related to the bridge loan.
AbbVie has outstanding $6.7 billion aggregate principal amount of unsecured senior notes which were issued in 2012. AbbVie may redeem all of the senior notes of each series, at any time, or some of the senior notes of each series, from time to time, at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium.
At December 31, 2017, the company was in compliance with its senior note covenants and term loan covenants.
Short-Term Borrowings
Short-term borrowings included commercial paper borrowings of $400 million at December 31, 2017 and $377 million at December 31, 2016. The weighted-average interest rate on commercial paper borrowings was 1.3% in 2017, 0.6% in 2016 and 0.3% in 2015.
In October 2014, AbbVie entered into a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2017, the company was in compliance with all its credit facility covenants. Commitment fees under AbbVie's revolving credit facilities were insignificant in 2017, 2016 and 2015. No amounts were outstanding under the credit facility as of December 31, 2017 and December 31, 2016.

2017 Form 10-K | 69

Maturities of Long-Term Debt and Capital Lease Obligations
The following table summarizes AbbVie's future minimum lease payments under non-cancelable operating leases, debt maturities and future minimum lease payments for capital lease obligations as of December 31, 2017:

as of and for the years ending December 31 (in millions)	Operating leases	Debt maturities and capital leases
2018	$143	$6,026
2019	126	1,698
2020	109	3,771
2021	85	1,836
2022	66	4,102
Thereafter	428	20,179
Total obligations and commitments	957	37,612
Fair value hedges, unamortized bond discounts and deferred financing costs		(644)
Total long-term debt and lease obligations	$957	$36,968
Lease expense was $169 million in 2017, $159 million in 2016 and $146 million in 2015. AbbVie's operating leases generally include renewal options and provide for the company to pay taxes, maintenance, insurance and other operating costs of the leased property. As of December 31, 2017, annual future minimum lease payments for capital lease obligations were insignificant.
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
Note 10 Financial Instruments and Fair Value Measures

Risk Management Policy
The company is exposed to foreign currency exchange rate and interest rate risks related to its business operations. AbbVie's hedging policy attempts to manage these risks to an acceptable level based on the company's judgment of the appropriate trade-off between risk, opportunity and costs. The company uses derivative and nonderivative instruments to reduce its exposure to foreign currency exchange rates. AbbVie also periodically enters into interest rate swaps, in which the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities, and none of the company's outstanding derivative instruments contain credit risk related contingent features; collateral is generally not required.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $2.2 billion at December 31, 2017 and $2.2 billion at December 31, 2016, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than eighteen months. Accumulated gains and losses as of December 31, 2017 will be reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of

70 | 2017 Form 10-K

earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $7.7 billion at December 31, 2017 and $6.6 billion at December 31, 2016.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. In the fourth quarter of 2016, the company issued €3.6 billion aggregate principal amount of senior Euro notes and designated the principal amounts of this foreign denominated debt as net investment hedges. Concurrently, the company settled foreign currency forward exchange contracts with aggregate notional amounts of €3.5 billion that were designated as net investment hedges.
AbbVie is a party to interest rate hedge contracts designated as fair value hedges with notional amounts totaling $11.8 billion at December 31, 2017 and $11.8 billion at December 31, 2016. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
The following table summarizes the amounts and location of AbbVie's derivative instruments on the consolidated balance sheets:

	Fair value - Derivatives in asset position			Fair value - Derivatives in liability position
as of December 31 (in millions)	Balance sheet caption	2017	2016	Balance sheet caption	2017	2016
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$1	$170	Accounts payable and accrued liabilities	$120	$5
Not designated as hedges	Prepaid expenses and other	22	55	Accounts payable and accrued liabilities	29	33
Interest rate swaps designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	8	—
Interest rate swaps designated as fair value hedges	Other assets	—	—	Other long-term liabilities	393	338
Total derivatives		$23	$225		$550	$376
While certain derivatives are subject to netting arrangements with the company's counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive loss:

	2017			2016			2015
years ended December 31 (in millions)	Cash Flow Hedges	Net Investment Hedges	Total	Cash Flow Hedges	Net Investment Hedges	Total	Cash Flow Hedges	Net Investment Hedges	Total
Foreign currency forward exchange contracts	$(250)	$—	$(250)	$174	$118	$292	$122	$—	$122
The amount of hedge ineffectiveness was insignificant for all periods presented. Assuming market rates remain constant through contract maturities, the company expects to transfer pre-tax unrealized losses of $174 million into cost of products sold for foreign currency cash flow hedges during the next 12 months.
The company recognized, in other comprehensive loss, pre-tax losses of $537 million in 2017 and pre-tax gains of $101 million in 2016 related to non-derivative, foreign currency denominated debt designated as net investment hedges.

2017 Form 10-K | 71

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the consolidated statements of earnings, including the effective portions of the net gains (losses) reclassified out of AOCI into net earnings. See Note 12 for the amount of net gains (losses) reclassified out of AOCI.

years ended December 31 (in millions)	Statement of earnings caption	2017	2016	2015
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$118	$20	$265
Not designated as hedges	Net foreign exchange loss	(96)	6	(155)
Non-designated treasury rate lock agreements	Other expense, net	—	(12)	—
Interest rate swaps designated as fair value hedges	Interest expense, net	(63)	(266)	108
Total		$(41)	$(252)	$218

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

The following table summarizes the bases used to measure certain assets and liabilities that were carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2017:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Assets
Cash and equivalents	$9,303	$849	$8,454	$—
Debt securities	2,524	—	2,524	—
Equity securities	4	4	—	—
Foreign currency contracts	23	—	23	—
Total assets	$11,854	$853	$11,001	$—
Liabilities
Interest rate hedges	$401	$—	$401	$—
Foreign currency contracts	149	—	149	—
Contingent consideration	4,534	—	—	4,534
Total liabilities	$5,084	$—	$550	$4,534

72 | 2017 Form 10-K

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

The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were determined based on prices obtained from commercial pricing services. Available-for-sale equity securities consists of investments for which the fair values were determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company were valued using publicized spot curves for interest rate hedges and publicized forward curves for foreign currency contracts. The fair value measurements of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products still in development. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At December 31, 2017, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $170 million. Additionally, at December 31, 2017, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $390 million.

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

years ended December 31 (in millions)	2017	2016
Beginning balance	$4,213	$—
Additions (See Note 5)	—	3,985
Change in fair value recognized in net earnings	626	228
Milestone payments	(305)	—
Ending balance	$4,534	$4,213

The change in fair value recognized in net earnings was recorded in other expense, net in the consolidated statements of earnings in 2017 and 2016.

2017 Form 10-K | 73

In addition to the financial instruments that the company carries at fair value on the consolidated balance sheets, certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2017 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book Value	Approximate fair values	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Assets
Investments	$48	$48	$—	$—	$48
Total assets	$48	$48	$—	$—	$48
Liabilities
Short-term borrowings	$400	$400	$—	$400	$—
Current portion of long-term debt and lease obligations, excluding fair value hedges	6,023	6,034	4,004	2,030	—
Long-term debt and lease obligations, excluding fair value hedges	31,346	32,846	32,763	83	—
Total liabilities	$37,769	$39,280	$36,767	$2,513	$—

The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2016 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book Value	Approximate fair values	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Assets
Investments	$42	$42	$—	$5	$37
Total assets	$42	$42	$—	$5	$37
Liabilities
Short-term borrowings	$377	$377	$—	$377	$—
Current portion of long-term debt and lease obligations, excluding fair value hedges	25	25	—	25	—
Long-term debt and lease obligations, excluding fair value hedges	36,778	36,664	34,589	2,075	—
Total liabilities	$37,180	$37,066	$34,589	$2,477	$—

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

74 | 2017 Form 10-K

Available-for-sale Securities
Substantially all of the company’s investments in debt and equity securities were classified as available-for-sale. Debt securities classified as short-term were $482 million as of December 31, 2017 and $309 million as of December 31, 2016. Long-term debt securities mature primarily within five years. Estimated fair values of available-for-sale securities were based on prices obtained from commercial pricing services.

The following table summarizes available-for-sale securities by type as of December 31, 2017:

	Amortized Cost	Gross unrealized		Fair Value
(in millions)		Gains	Losses
Asset backed securities	$930	$1	$(3)	$928
Corporate debt securities	1,451	4	(2)	1,453
Other debt securities	144	—	(1)	143
Equity securities	4	2	(2)	4
Total	$2,529	$7	$(8)	$2,528

The following table summarizes available-for-sale securities by type as of December 31, 2016:

	Amortized Cost	Gross unrealized		Fair Value
(in millions)		Gains	Losses
Asset backed securities	$891	$1	$(4)	$888
Corporate debt securities	961	1	(2)	960
Other debt securities	127	—	(1)	126
Equity securities	18	60	(2)	76
Total	$1,997	$62	$(9)	$2,050

AbbVie had no other-than-temporary impairments as of December 31, 2017. Net realized gains were $90 million in 2017. Net realized gains in 2016 and 2015 were insignificant.
Concentrations of Risk
The company invests excess cash in time deposits, money market funds and debt securities to diversify the concentration of cash among different financial institutions. The company has established credit exposure limits and monitors concentrations of credit risk associated with financial institution deposits.
The functional currency of the company's Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar (VEF) were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the Divisa Complementaria (DICOM) rate. Therefore, during the first quarter of 2016, AbbVie recorded a charge of $298 million to net foreign exchange loss to revalue its bolivar-denominated net monetary assets using the DICOM rate then in effect of approximately 270 VEF per U.S. dollar. As of December 31, 2017 and 2016, AbbVie’s net monetary assets in Venezuela were insignificant.
AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding governmental receivables in these countries, net of allowances for doubtful accounts, totaled $255 million as of December 31, 2017 and $244 million as of December 31, 2016. The company also continues to do business with foreign governments in certain oil-exporting countries that have experienced a deterioration in economic conditions, including Saudi Arabia and Russia, which may result in delays in the collection of receivables. Outstanding governmental receivables related to Saudi Arabia, net of allowances for doubtful accounts, were $149 million as of December 31, 2017 and $122 million at December 31, 2016. Outstanding governmental receivables related to Russia, net of allowances for doubtful accounts, were $152 million as of December 31, 2017 and $110 million as of December 31, 2016. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

2017 Form 10-K | 75

Of total net accounts receivable, three U.S. wholesalers accounted for 56% as of December 31, 2017 and 51% as of December 31, 2016, and substantially all of AbbVie's net revenues in the United States were to these three wholesalers.

HUMIRA (adalimumab) is AbbVie's single largest product and accounted for approximately 65% of AbbVie's total net revenues in 2017, 63% in 2016 and 61% in 2015.
Note 11 Post-Employment Benefits

AbbVie sponsors various pension and other post-employment benefit plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. In addition, AbbVie provides medical benefits, primarily to eligible retirees in the United States and Puerto Rico, through other post-retirement benefit plans. Net obligations for these plans have been reflected on the consolidated balance sheets as of December 31, 2017 and 2016.
AbbVie's principal domestic defined benefit plan is the AbbVie Pension Plan. AbbVie made voluntary contributions of $150 million in 2017, 2016 and 2015 to this plan. In 2018, AbbVie plans to make voluntary contributions to its various defined benefit plans in excess of $750 million.
The following table summarizes benefit plan information for the global AbbVie-sponsored defined benefit and other post-employment plans:

	Defined benefit plans		Other post-employment plans
as of and for the years ended December 31 (in millions)	2017	2016	2017	2016
Projected benefit obligations
Beginning of period	$5,829	$5,387	$627	$557
Service cost	236	210	26	25
Interest cost	204	201	24	24
Employee contributions	2	1	—	—
Actuarial loss	714	313	149	33
Benefits paid	(173)	(163)	(15)	(12)
Other, primarily foreign currency translation adjustments	173	(120)	2	—
End of period	6,985	5,829	813	627
Fair value of plan assets
Beginning of period	4,572	4,174	—	—
Actual return on plan assets	684	383	—	—
Company contributions	246	273	15	12
Employee contributions	2	1	—	—
Benefits paid	(173)	(163)	(15)	(12)
Other, primarily foreign currency translation adjustments	68	(96)	—	—
End of period	5,399	4,572	—	—
Funded status, end of period	$(1,586)	$(1,257)	$(813)	$(627)

Amounts recognized on the consolidated balance sheets
Other assets	$388	$240	$—	$—
Accounts payable and accrued liabilities	(32)	(25)	(15)	(14)
Other long-term liabilities	(1,942)	(1,472)	(798)	(613)
Net obligation	$(1,586)	$(1,257)	$(813)	$(627)
Actuarial loss, net	$2,471	$2,118	$320	$179
Prior service cost (credit)	12	14	(29)	(37)
Accumulated other comprehensive loss	$2,483	$2,132	$291	$142

76 | 2017 Form 10-K

The projected benefit obligations (PBO) in the table above included $2.0 billion at December 31, 2017 and $1.7 billion at December 31, 2016, related to international defined benefit plans.
For plans reflected in the table above, the accumulated benefit obligations (ABO) were $6.3 billion at December 31, 2017 and $5.3 billion at December 31, 2016. For those plans reflected in the table above in which the ABO exceeded plan assets at December 31, 2017, the ABO was $3.8 billion, the PBO was $4.4 billion and aggregate plan assets were $2.5 billion.
Amounts Recognized in Other Comprehensive Loss
The following table summarizes the pre-tax gains and losses included in other comprehensive loss:

years ended December 31 (in millions)	2017	2016	2015
Defined benefit plans
Actuarial loss (gain)	$412	$284	$(117)
Amortization of actuarial loss and prior service cost	(107)	(85)	(127)
Foreign exchange gain (loss)	46	(22)	(37)
Total pre-tax loss (gain) recognized in other comprehensive loss	$351	$177	$(281)
Other post-employment plans
Actuarial loss (gain)	$149	$33	$(17)
Amortization of actuarial loss and prior service cost (credit)	—	—	(2)
Total pre-tax loss (gain) recognized in other comprehensive loss	$149	$33	$(19)

The pre-tax amount of actuarial loss and prior service cost included in AOCI at December 31, 2017 that is expected to be recognized in net periodic benefit cost in 2018 is $149 million for defined benefit plans and $14 million for other post-employment plans.

Net Periodic Benefit Cost

years ended December 31 (in millions)	2017	2016	2015
Defined benefit plans
Service cost	$236	$210	$227
Interest cost	204	201	219
Expected return on plan assets	(382)	(354)	(325)
Amortization of actuarial loss and prior service cost	107	85	127
Net periodic benefit cost	$165	$142	$248
Other post-employment plans
Service cost	$26	$25	$25
Interest cost	24	24	23
Amortization of actuarial loss and prior service cost	—	—	2
Net periodic benefit cost	$50	$49	$50

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

as of December 31	2017	2016
Defined benefit plans
Discount rate	3.4%	3.9%
Rate of compensation increases	4.5%	4.4%
Other post-employment plans
Discount rate	3.9%	4.7%

2017 Form 10-K | 77

The assumptions used in calculating the December 31, 2017 measurement date benefit obligations will be used in the calculation of net periodic benefit cost in 2018.
Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

years ended December 31	2017	2016	2015
Defined benefit plans
Discount rate for determining service cost	3.9%	4.4%	3.9%
Discount rate for determining interest cost	3.7%	4.0%	3.9%
Expected long-term rate of return on plan assets	7.8%	7.9%	7.8%
Expected rate of change in compensation	4.4%	4.4%	4.4%
Other post-employment plans
Discount rate for determining service cost	4.9%	5.1%	4.5%
Discount rate for determining interest cost	4.1%	4.3%	4.5%

Effective December 31, 2015, AbbVie elected to change the method it uses to estimate the service and interest cost components of net periodic benefit costs. Historically, AbbVie estimated these service and interest cost components of this expense utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In late 2015, AbbVie elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. AbbVie elected to make this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. AbbVie accounted for this change prospectively as a change in accounting estimate that is inseparable from a change in accounting principle. This change reduced AbbVie's net periodic benefit cost by approximately $41 million in 2016. This change had no effect on the 2015 expense and did not affect the measurement of AbbVie's total benefit obligations.
For the December 31, 2017 post-retirement health care obligations remeasurement, the company assumed a 7.7% pre-65 (9.5% post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% in 2050 and remain at that level thereafter. For purposes of measuring the 2017 post-retirement health care costs, the company assumed a 6.8% pre-65 (7.8% post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% for 2064 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2017, a one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage point
year ended December 31, 2017 (in millions) (brackets denote a reduction)	Increase	Decrease
Service cost and interest cost	$11	$(9)
Projected benefit obligation	183	(140)

78 | 2017 Form 10-K

Defined Benefit Pension Plan Assets

		Basis of fair value measurement
as of December 31 (in millions)	2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$597	$597	$—	$—
U.S. mid cap(b)	74	74	—	—
International(c)	63	63	—	—
Fixed income securities
U.S. government securities(d)	110	6	104	—
Corporate debt instruments(d)	238	132	106	—
Non-U.S. government securities(d)	59	25	34	—
Other(d)	265	260	5	—
Absolute return funds(e)	262	4	258	—
Real assets	7	7	—	—
Other(f)	40	40	—	—
Total	$1,715	$1,208	$507	$—
Total assets measured at NAV	3,684
Fair value of plan assets	$5,399

		Basis of fair value measurement
as of December 31 (in millions)	2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$519	$519	$—	$—
U.S. mid cap(b)	63	63	—	—
International(c)	97	97	—	—
Fixed income securities
U.S. government securities(d)	94	—	94	—
Corporate debt instruments(d)	243	162	81	—
Non-U.S. government securities(d)	32	30	2
Other(d)	184	179	5	—
Absolute return funds(e)	228	3	225	—
Real assets	31	31	—	—
Other(f)	61	61	—	—
Total	$1,552	$1,145	$407	$—
Total assets measured at NAV	3,020
Fair value of plan assets	$4,572

(a)	A mix of index funds and actively managed equity accounts that are benchmarked to various large cap indices.

(b)	A mix of index funds and actively managed equity accounts that are benchmarked to various mid cap indices.

2017 Form 10-K | 79

(c)	A mix of index funds and actively managed equity accounts that are benchmarked to various non-U.S. equity indices in both developed and emerging markets.

(d)	Securities held by actively managed accounts, index funds and mutual funds.

(e)
Primarily funds having global mandates with the flexibility to allocate capital broadly across a wide range of asset classes and strategies, including but not limited to equities, fixed income, commodities, financial futures, currencies and other securities, with objectives to outperform agreed upon benchmarks of specific return and volatility targets.

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
The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities and lower return, less volatile fixed income securities. Investment allocations are established for each plan and are generally made across a range of markets, industry sectors, capitalization sizes and in the case of fixed income securities, maturities and credit quality. The target investment allocations for the AbbVie Pension Plan is 35% in equity securities, 20% in fixed income securities and 45% in asset allocation strategies and other holdings. There are no known significant concentrations of risk in the plan assets of the AbbVie Pension Plan or of any other plans.
The expected return on plan assets assumption for each plan is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.
Expected Benefit Payments
The following table summarizes total benefit payments expected to be paid to plan participants including payments funded from both plan and company assets:

years ending December 31 (in millions)	Defined benefit plans	Other post-employment plans
2018	$192	$16
2019	206	19
2020	218	20
2021	232	22
2022	246	24
2023 to 2027	1,474	153
Defined Contribution Plan
AbbVie's principal defined contribution plan is the AbbVie Savings Plan. AbbVie recorded expense of $82 million in 2017, $75 million in 2016 and $73 million in 2015 related to this plan. AbbVie provides certain other post-employment benefits, primarily salary continuation arrangements, to qualifying employees and accrues for the related cost over the service lives of the employees.

80 | 2017 Form 10-K

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
AbbVie measures compensation expense for stock-based awards based on the grant date fair value of the awards and the estimated number of awards that are expected to vest. Forfeitures are estimated based on historical experience at the time of grant and are revised in subsequent periods if actual forfeitures differ from those estimates. Compensation cost for stock-based awards is amortized over the service period, which could be shorter than the vesting period if an employee is retirement eligible. Retirement eligible employees generally are those who are age 55 or older and have at least ten years of service.
Stock-based compensation expense is principally related to awards issued pursuant to the 2013 ISP and is summarized as follows:

	Years ended December 31,
(in millions)	2017	2016	2015
Cost of products sold	$23	$22	$21
Research and development	159	193	111
Selling, general and administrative	183	181	150
Pre-tax compensation expense	365	396	282
Tax benefit	73	104	89
After-tax compensation expense	$292	$292	$193
Stock-based compensation expense for the year ended December 31, 2016 also included the post-combination impact related to Stemcentrx options. See Note 5 for additional information related to the Stemcentrx acquisition.
The realized excess tax benefits associated with stock-based compensation totaled $71 million in 2017, $55 million in 2016 and $61 million in 2015. Beginning in 2017, all excess tax benefits associated with stock-based awards are recognized in the statement of earnings when the awards vest or settle, rather than in stockholders' equity as a result of the adoption of a new accounting pronouncement. See Note 2 for additional information regarding the adoption of this new accounting pronouncement.
Stock Options
Stock options awarded pursuant to the 2013 ISP typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period. The exercise price is equal to at least 100% of the market value on the date of grant. The fair value is determined using the Black-Scholes model. The weighted-average grant-date fair values of stock options granted were $9.80 in 2017, $9.29 in 2016 and $9.96 in 2015.

2017 Form 10-K | 81

The following table summarizes AbbVie stock option activity in 2017:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2016	15,962	$33.63	3.7	$463
Granted	1,241	61.36
Exercised	(8,836)	30.06
Lapsed	(51)	32.58
Outstanding at December 31, 2017	8,316	$41.69	5.1	$458
Exercisable at December 31, 2017	5,661	$35.51	3.6	$346

The total intrinsic value of options exercised was $371 million in 2017, $325 million in 2016 and $216 million in 2015. The total fair value of options vested during 2017 was $32 million. On June 1, 2016, AbbVie issued stock options for 1.1 million AbbVie shares to holders of unvested Stemcentrx options as a result of the conversion of such options in connection with the Stemcentrx acquisition. These options were fair-valued using a lattice valuation model. See Note 5 for additional information related to the Stemcentrx acquisition.

As of December 31, 2017, $14 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

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
In 2016, AbbVie redesigned certain aspects of its long-term incentive program. As a result, equity awards granted in 2016 and 2017 to senior executives and other key employees consisted of a combination of performance-vested RSUs and performance shares. The performance-vested RSUs have the potential to vest in one-third increments during a three-year performance period based on AbbVie’s ROE relative to a defined peer group of pharmaceutical, biotech and life sciences companies. The recipient may receive one share of AbbVie common stock for each vested award. The performance shares have the potential to vest over a three-year performance period and may be earned based on AbbVie’s EPS achievement and AbbVie’s total stockholder return (TSR) (a market condition) relative to a defined peer group of pharmaceutical, biotech and life sciences companies. Dividend equivalents on performance-vested RSUs and performance shares accrue during the performance period and are payable at vesting only to the extent that shares are earned.
The weighted-average grant-date fair value of RSAs, RSUs and performance shares generally is determined based on the number of shares/units granted and the quoted price of AbbVie’s common stock on the date of grant. The weighted-average grant-date fair values of performance shares with a TSR market condition are determined using the Monte Carlo simulation model.

82 | 2017 Form 10-K

The following table summarizes AbbVie RSA, RSU and performance share activity for 2017:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2016	10,715	$56.47
Granted	6,109	61.89
Vested	(5,532)	56.34
Forfeited	(610)	59.50
Outstanding at December 31, 2017	10,682	$59.47

The fair market value of RSAs, RSUs and performance shares (as applicable) vested was $348 million in 2017, $362 million in 2016 and $335 million in 2015.
As of December 31, 2017, $250 million of unrecognized compensation cost related to RSAs, RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared for the years ended December 31, 2017 and 2016:

2017			2016
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/27/17	02/15/18	$0.71	10/28/16	02/15/17	$0.64
09/08/17	11/15/17	$0.64	09/09/16	11/15/16	$0.57
06/22/17	08/15/17	$0.64	06/16/16	08/15/16	$0.57
02/16/17	05/15/17	$0.64	02/18/16	05/16/16	$0.57
On February 15, 2018, AbbVie announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.71 per share to $0.96 per share beginning with the dividend payable on May 15, 2018 to stockholders of record as of April 13, 2018.
Stock Repurchase Program
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management’s discretion. The program has no time limit and can be discontinued at any time. Shares repurchased under these programs are recorded at acquisition cost, including related expenses and are available for general corporate purposes. AbbVie's board of directors authorized increases to its existing stock repurchase program of $4.0 billion in April 2016 in anticipation of executing an ASR in connection with the Stemcentrx acquisition and of $5.0 billion in March 2015 in anticipation of executing an ASR in connection with the Pharmacyclics acquisition. The following table shows details about AbbVie’s ASR transactions:

(shares in millions, repurchase amounts in billions)
Execution date	Purchase amount	Initial delivery of shares	Final delivery of shares	Related acquisition
05/26/15	$5.0	68.1	5.0	Pharmacyclics
06/01/16	3.8	54.4	5.4	Stemcentrx
On February 16, 2017, AbbVie's board of directors authorized a $5.0 billion increase to AbbVie's existing stock repurchase program. AbbVie's remaining share repurchase authorization was $4.0 billion as of December 31, 2017.
On February 15, 2018, AbbVie's board of directors authorized a new $10.0 billion stock repurchase program, which superseded AbbVie's previous stock repurchase program. The new stock repurchase program permits purchases of AbbVie shares from time to time in open-market or private transactions, including accelerated share repurchases, at management’s discretion. The program has no time limit and can be discontinued at any time.

2017 Form 10-K | 83

In addition to the ASRs, AbbVie repurchased on the open market approximately 13 million shares for $1.0 billion in 2017, 34 million shares for $2.1 billion in 2016 and 46 million shares for $2.8 billion in 2015.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of AOCI, net of tax, for 2017, 2016 and 2015:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post- employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2014	$(603)	$—	$(1,608)	$3	$177	$(2,031)
Other comprehensive income (loss) before reclassifications	(667)	—	147	48	122	(350)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	—	83	(4)	(259)	(180)
Net current-period other comprehensive income (loss)	(667)	—	230	44	(137)	(530)
Balance as of December 31, 2015	(1,270)	—	(1,378)	47	40	(2,561)
Other comprehensive income (loss) before reclassifications	(165)	140	(194)	7	160	(52)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	—	59	(8)	(24)	27
Net current-period other comprehensive income (loss)	(165)	140	(135)	(1)	136	(25)
Balance as of December 31, 2016	(1,435)	140	(1,513)	46	176	(2,586)
Other comprehensive income (loss) before reclassifications	680	(343)	(480)	29	(230)	(344)
Net losses (gains) reclassified from accumulated other comprehensive loss	316	—	74	(75)	(112)	203
Net current-period other comprehensive income (loss)	996	(343)	(406)	(46)	(342)	(141)
Balance as of December 31, 2017	$(439)	$(203)	$(1,919)	$—	$(166)	$(2,727)

In 2017, AbbVie reclassified $316 million of historical currency translation losses from AOCI related to the liquidation of certain foreign entities following the enactment of U.S. tax reform. These losses were included in net foreign exchange loss in the consolidated statement of earnings and had no related income tax impacts. Other comprehensive loss in 2017 also included foreign currency translation adjustments totaling a gain of $680 million, which was principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated assets. Other comprehensive loss in 2016 included foreign currency translation adjustments totaling a loss of $165 million, which was principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets. Other comprehensive loss in 2015 included foreign currency translation adjustments totaling a loss of $667 million, which was principally driven by the impact of the weakening of the Euro on the translation of the company's Euro-denominated assets.

84 | 2017 Form 10-K

The table below presents the impact on AbbVie's consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

years ended December 31 (in millions) (brackets denote gains)	2017	2016	2015
Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$107	$85	$129
Tax benefit	(33)	(26)	(46)
Total reclassifications, net of tax	$74	$59	$83

Cash flow hedging activities
Losses (gains) on designated cash flow hedges(b)	$(118)	$(20)	$(265)
Tax expense (benefit)	6	(4)	6
Total reclassifications, net of tax	$(112)	$(24)	$(259)

(a)	Amounts are included in the computation of net periodic benefit cost (see Note 11).

(b)	Amounts are included in cost of products sold (see Note 10).
Other
In addition to common stock, AbbVie's authorized capital includes 200 million shares of preferred stock, par value $0.01. As of December 31, 2017, no shares of preferred stock were issued or outstanding.
Note 13 Income Taxes

Earnings Before Income Tax Expense

years ended December 31 (in millions)	2017	2016	2015
Domestic	$(2,678)	$(1,651)	$(1,038)
Foreign	10,405	9,535	7,683
Total earnings before income tax expense	$7,727	$7,884	$6,645
Income Tax Expense

years ended December 31 (in millions)	2017	2016	2015
Current
Domestic	$6,204	$2,229	$1,036
Foreign	376	498	313
Total current taxes	$6,580	$2,727	$1,349
Deferred
Domestic	$(4,898)	$(792)	$141
Foreign	736	(4)	11
Total deferred taxes	$(4,162)	$(796)	$152
Total income tax expense	$2,418	$1,931	$1,501
Impacts Related to U.S. Tax Reform
The Tax Cuts and Jobs Act (the “Act”) was signed into law in December 2017, resulting in significant changes to the U.S. corporate tax system. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on a mandatory deemed repatriation of earnings of certain foreign subsidiaries that were previously untaxed and creates new taxes on certain foreign sourced earnings. These changes are effective beginning in 2018.

2017 Form 10-K | 85

Prior to the enactment of the Act, the company did not provide deferred income taxes on undistributed earnings of foreign subsidiaries that were indefinitely reinvested for continued use in foreign operations. Due to the provision of the Act that requires a one-time deemed repatriation of earnings of foreign subsidiaries, the company no longer considers those earnings to be indefinitely reinvested. The transition tax expense on the one-time mandatory repatriation of previously untaxed earnings of foreign subsidiaries was $4.5 billion, generally payable in eight annual installments.
Additionally, the company remeasured certain deferred tax assets and liabilities based on tax rates at which they are expected to reverse in the future. The net tax benefit of U.S. tax reform from the remeasurement of deferred taxes related to the Act and foreign tax law changes was $3.6 billion.
Given the complexity of the Act and anticipated guidance from the U.S. Treasury about implementing the Act, the company’s analysis and accounting for the tax effects of the Act is preliminary. As a direct result of the Act, the company recorded $4.5 billion of transition tax expense, as well as $4.1 billion of net tax benefit for deferred tax remeasurement. Both of these amounts are provisional estimates, as the company has not fully completed its analysis and calculation of foreign earnings subject to the transition tax or its analysis of certain other aspects of the Act that could result in adjustments to the remeasurement of deferred tax balances. Upon completion of the analysis in 2018, these estimates may be adjusted through income tax expense in the consolidated statement of earnings.
Effective Tax Rate Reconciliation

years ended December 31	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(12.2)	(10.3)	(9.4)
U.S. tax credits	(4.0)	(4.4)	(4.5)
Impacts related to U.S. tax reform	12.0	—	—
Tax law change related to foreign currency	—	2.4	—
All other, net	0.5	1.8	1.5
Effective tax rate	31.3%	24.5%	22.6%
The effective income tax rate fluctuates year to year due to the allocation of the company's taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including changes in tax law, acquisitions and collaborations. The effective income tax rates in 2017, 2016 and 2015 differed from the statutory tax rate principally due to changes in enacted tax rates and laws, the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities and the cost of repatriation decisions. The effective tax rates for these periods also reflected the benefit from U.S. tax credits principally related to research and development credits, the orphan drug tax credit and Puerto Rico excise tax credits. The Puerto Rico excise tax credits relate to legislation enacted by Puerto Rico that assesses an excise tax on certain products manufactured in Puerto Rico. The tax is levied on gross inventory purchases from entities in Puerto Rico and is included in cost of products sold in the consolidated statements of earnings. The majority of the tax is creditable for U.S. income tax purposes.
The effective income tax rate in 2017 included impacts related to U.S. tax reform. In addition, in 2017, the company recognized a net tax benefit of $91 million related to the resolution of various tax positions pertaining to prior years.
The effective income tax rate in 2016 included additional expense of $187 million related to the recognition of the tax effect of regulations issued by the Internal Revenue Service on December 7, 2016 that changed the determination of the U.S. taxability of foreign currency gains and losses related to certain foreign operations.
The effective income tax rate in 2015 included a tax benefit of $103 million from a reduction of state valuation allowances.

86 | 2017 Form 10-K

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2017	2016
Deferred tax assets
Compensation and employee benefits	$556	$718
Accruals and reserves	315	425
Chargebacks and rebates	305	473
Deferred revenue	219	391
Net operating losses and other credit carryforwards	208	151
Other	429	289
Total deferred tax assets	2,032	2,447
Valuation allowances	(108)	(76)
Total net deferred tax assets	1,924	2,371
Deferred tax liabilities
Excess of book basis over tax basis of intangible assets	(3,762)	(5,487)
Excess of book basis over tax basis in investments	(181)	(3,367)
Other	(203)	(182)
Total deferred tax liabilities	(4,146)	(9,036)
Net deferred tax liabilities	$(2,222)	$(6,665)

The decreases in deferred tax assets and liabilities were primarily due to the enactment of the U.S. tax reform that reduced the U.S. federal corporate tax rate from 35% to 21% and created a territorial tax system, which will generally allow repatriation of future foreign sourced earnings without incurring additional U.S. taxes. The Act also created a minimum tax on certain foreign sourced earnings. The taxability of the foreign sourced earnings and the applicable tax rates are dependent on future events. While the company is still evaluating its accounting policy for the minimum tax on foreign sourced earnings, the provisional estimates of the tax effects of the Act were reported on the basis that the minimum tax will be recognized in tax expense in the year it is incurred as a period expense.
As of December 31, 2017, gross state net operating losses were $1.2 billion and tax credit carryforwards were $228 million. The state tax carryforwards expire between 2018 and 2038. As of December 31, 2017, foreign net operating loss carryforwards were $209 million. Foreign net operating loss carryforwards of $155 million expire between 2018 and 2027 and the remaining do not have an expiration period.
The company had valuation allowances of $108 million as of December 31, 2017 and $76 million as of December 31, 2016. These were principally related to state net operating losses and credit carryforwards that are not expected to be realized.
Current income taxes receivable were $2.1 billion as of December 31, 2017 and $347 million as of December 31, 2016 and were included in prepaid expenses and other on the consolidated balance sheets.
Unrecognized Tax Benefits

years ended December 31 (in millions)	2017	2016	2015
Beginning balance	$1,168	$954	$421
Increase due to current year tax positions	1,768	118	187
Increase due to prior year tax positions	16	111	369
Decrease due to prior year tax positions	(2)	(7)	(15)
Settlements	(233)	—	—
Lapse of statutes of limitations	(16)	(8)	(8)
Ending balance	$2,701	$1,168	$954

2017 Form 10-K | 87

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
If recognized, the net amount of potential tax benefits that would impact the company's effective tax rate is $2.6 billion in 2017 and $1.1 billion in 2016. Of the unrecognized tax benefits recorded in the table above as of December 31, 2017, AbbVie would be indemnified for approximately $85 million. The “Increases due to current year tax positions” in the table above includes amounts related to federal, state and international tax items, including a provisional estimate of the remeasurement of unrecognized tax benefits related to earnings of foreign subsidiaries following the enactment of U.S. tax reform in 2017. The "Increase due to prior year tax positions" in the table above includes amounts relating to federal, state and international items as well as prior positions acquired through business development activities during the year. Uncertain tax positions are generally included as a long-term liability on the consolidated balance sheets.
AbbVie recognizes interest and penalties related to income tax matters in income tax expense in the consolidated statements of earnings. AbbVie recognized gross income tax expense of $24 million in 2017, $35 million in 2016 and $13 million in 2015, for interest and penalties related to income tax matters. AbbVie had an accrual for the payment of gross interest and penalties of $120 million at December 31, 2017, $112 million at December 31, 2016 and $83 million at December 31, 2015.
The company is routinely audited by the tax authorities in significant jurisdictions and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitation, the company's gross unrecognized tax benefits balance may change within the next twelve months up to $31 million. All significant federal, state, local and international matters have been concluded for years through 2008. The company believes adequate provision has been made for all income tax uncertainties.
Note 14 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $445 million as of December 31, 2017 and approximately $225 million at December 31, 2016. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

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

88 | 2017 Form 10-K

Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by three named direct purchasers of Niaspan and the other brought by ten named end-payer purchasers of Niaspan. The cases are consolidated for pre-trial proceedings in the United States District Court for the Eastern District of Pennsylvania under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. In October 2016, the State of California filed a lawsuit regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees.

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

In November 2014, a putative class action lawsuit, Medical Mutual of Ohio v. AbbVie Inc., et al., was filed against several manufacturers of testosterone replacement therapies (TRTs), including AbbVie, in the United States District Court for the Northern District of Illinois on behalf of all insurance companies, health benefit providers, and other third party payers who paid for TRTs, including AndroGel. The claims asserted include violations of the federal RICO Act and state consumer fraud and deceptive trade practices laws. The complaint seeks monetary damages and injunctive relief.

Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 4,300 claims are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 210 claims are pending in various state courts. Plaintiffs generally seek compensatory and punitive damages. In July 2017, a jury in the United States District Court for the Northern District of Illinois reached a verdict in the first case to be tried. The jury found for AbbVie on the plaintiff's strict liability and negligence claims and for the plaintiff on the plaintiff's fraud claim. The jury awarded no compensatory damages, but did award plaintiffs $150 million in punitive damages. In December 2017, the court vacated the jury’s verdict and punitive damage award on the fraud claim and ordered a new trial on that claim. In a second case, a jury in the United States District Court for the Northern District of Illinois reached a verdict for AbbVie in August 2017 on all claims, which is the subject of post-trial proceedings. In another case, a jury in the United States District Court for the Northern District of Illinois reached a verdict for AbbVie in October 2017 on strict liability but for the plaintiff on remaining claims and awarded $140,000 in compensatory damages and $140 million in punitive damages, which is the subject of post-trial proceedings. In a separate case, a jury in the United States District Court for the Northern District of Illinois reached a verdict for AbbVie in January 2018 on all claims.

Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Over ninety percent of the approximately 635 claims are pending in the United States District Court for the Southern District of Illinois, and the rest are pending in various other federal and state courts. Plaintiffs generally seek compensatory and punitive damages.

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

2017 Form 10-K | 89

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

Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib capsules (a drug Pharmacyclics sells under the trademark IMBRUVICA®). In a case filed in the United States District Court for the District of Delaware on February 1, 2018, Pharmacyclics alleges that Fresenius Kabi USA, LLC, Fresenius Kabi USA, Inc., and Fresenius Kabi Oncology Limited’s proposed generic ibrutinib product infringes Pharmacyclics’ patents and Pharmacyclics seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of IMBRUVICA, is the co-plaintiff in this suit.
Note 15 Segment and Geographic Area Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie's net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. The following tables detail AbbVie's worldwide net revenues:

years ended December 31 (in millions)	2017	2016	2015
HUMIRA	$18,427	$16,078	$14,012
IMBRUVICA	2,573	1,832	754
HCV	1,274	1,522	1,639
Lupron	829	821	826
Creon	831	730	632
Synagis	738	730	740
Synthroid	781	763	755
AndroGel	577	675	694
Kaletra	423	549	700
Sevoflurane	410	428	474
Duodopa	355	293	231
All other	998	1,217	1,402
Total net revenues	$28,216	$25,638	$22,859

90 | 2017 Form 10-K

Net revenues to external customers by geographic area, based on product shipment destination, were as follows:

years ended December 31 (in millions)	2017	2016	2015
United States	$18,251	$15,947	$13,561
Germany	1,157	1,104	1,082
United Kingdom	807	776	688
Japan	764	770	599
France	730	713	597
Canada	659	624	551
Spain	521	589	618
Italy	475	523	452
Brazil	410	355	376
The Netherlands	362	352	334
All other countries	4,080	3,885	4,001
Total net revenues	$28,216	$25,638	$22,859

Long-lived assets, primarily net property and equipment, by geographic area were as follows:

as of December 31 (in millions)	2017	2016
United States and Puerto Rico	$1,862	$1,822
Europe	621	504
All other	320	278
Total long-lived assets	$2,803	$2,604

2017 Form 10-K | 91

Note 16 Quarterly Financial Data (unaudited)

(in millions except per share data)	2017	2016
First Quarter
Net revenues	$6,538	$5,958
Gross margin	4,922	4,589
Net earnings(a)	1,711	1,354
Basic earnings per share	$1.07	$0.83
Diluted earnings per share	$1.06	$0.83
Cash dividends declared per common share	$0.64	$0.57
Second Quarter
Net revenues	$6,944	$6,452
Gross margin	5,416	5,047
Net earnings(b)	1,915	1,610
Basic earnings per share	$1.20	$0.99
Diluted earnings per share	$1.19	$0.98
Cash dividends declared per common share	$0.64	$0.57
Third Quarter
Net revenues	$6,995	$6,432
Gross margin	5,379	4,928
Net earnings(c)	1,631	1,598
Basic earnings per share	$1.02	$0.97
Diluted earnings per share	$1.01	$0.97
Cash dividends declared per common share	$0.64	$0.57
Fourth Quarter
Net revenues	$7,739	$6,796
Gross margin	5,459	5,241
Net earnings(d)	52	1,391
Basic earnings per share	$0.03	$0.86
Diluted earnings per share	$0.03	$0.85
Cash dividends declared per common share	$0.71	$0.64

(a)
First quarter results in 2017 included after-tax costs of $84 million related to the change in fair value of contingent consideration liabilities. First quarter results in 2016 included a net foreign exchange loss of $298 million related to the devaluation of AbbVie’s net monetary assets denominated in the Venezuelan bolivar.

(b)
Second quarter results in 2017 included an after-tax charge of $62 million to increase litigation reserves and after-tax costs of $61 million related to the change in fair value of contingent consideration liabilities. Second quarter results in 2016 included after-tax costs totaling $122 million related to the acquisition of Stemcentrx and BI compounds as well as the amortization of the acquisition date fair value step-up for inventory related to the acquisition of Pharmacyclics.

(c)
Third quarter results in 2017 included after-tax costs of $401 million related to the change in fair value of contingent consideration liabilities. Third quarter results in 2016 included after-tax costs of $104 million related to the change in fair value of contingent consideration liabilities.

(d)
Fourth quarter results in 2017 were impacted by net charges related to the December 2017 enactment of the Tax Cuts and Jobs Act, including an after-tax charge of $4.5 billion related to the one-time mandatory repatriation of previously untaxed earnings of foreign subsidiaries, partially offset by after-tax benefits of $3.3 billion due to

92 | 2017 Form 10-K

remeasurement of net deferred tax liabilities and other related impacts. Additional after-tax costs that impacted fourth quarter results in 2017 included $244 million for an intangible asset impairment charge, $221 million for a charge to increase litigation reserves, $205 million as a result of entering into a global strategic collaboration with Alector, Inc. and $79 million related to the change in fair value of contingent consideration liabilities. These costs were partially offset by an after-tax benefit of $91 million due to a tax audit settlement. Fourth quarter results in 2016 included after-tax costs totaling $187 million associated with a tax law change for regulations issued in the fourth quarter of 2016 that revised the treatment of foreign currency translation gains and losses for certain operations as well as after-tax costs totaling $85 million related to the change in fair value of contingent consideration liabilities.

2017 Form 10-K | 93

Report Of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AbbVie Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Chicago, Illinois
February 16, 2018

94 | 2017 Form 10-K

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
        Changes in internal control over financial reporting.   There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended December 31, 2017.
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
Management assessed the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management concluded that AbbVie maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
The effectiveness of AbbVie's internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report below, which expresses an unqualified opinion on the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2017.

2017 Form 10-K | 95

Report of independent registered public accounting firm. The report of AbbVie's independent registered public accounting firm related to its assessment of the effectiveness of internal control over financial reporting is included below.

96 | 2017 Form 10-K

Report Of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on Internal Control over Financial Reporting
We have audited AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AbbVie Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AbbVie Inc. and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 16, 2018 expressed an unqualified opinion thereon.
Basis of Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations on Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Chicago, Illinois
February 16, 2018

2017 Form 10-K | 97

ITEM 9B. OTHER INFORMATION

None.

98 | 2017 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are "Information Concerning Director Nominees," "The Board of Directors and its Committees—Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2018 AbbVie Inc. Proxy Statement. The 2018 Definitive Proxy Statement will be filed on or about March 19, 2018. Also incorporated herein by reference is the text found in this Form 10-K under the caption, "Executive Officers of the Registrant."
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
ITEM 11. EXECUTIVE COMPENSATION

The material to be included in the 2018 AbbVie Inc. Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2018 Definitive Proxy Statement will be filed on or about March 19, 2018.

2017 Form 10-K | 99

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.
The following table presents information as of December 31, 2017 about AbbVie's equity compensation plans under which AbbVie common stock has been authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	18,770,467	$41.69	73,405,945
Equity compensation plans not approved by security holders	—	—	—
Total	18,770,467	$41.69	73,405,945

(1)	Includes 3,350,775 shares issuable under AbbVie's Incentive Stock Program pursuant to awards granted by Abbott and adjusted into AbbVie awards in connection with AbbVie's separation from Abbott.

(2)	The weighted-average exercise price does not include outstanding restricted stock units, restricted stock awards and performance shares that have no exercise price.

(3)
Excludes shares issuable upon the exercise of stock options and pursuant to other rights granted under the Stemcentrx 2011 Equity Incentive Plan, which was assumed by AbbVie upon the consummation of its acquisition of Stemcentrx, Inc. As of December 31, 2017, 562,497 options remained outstanding under this plan. The options have a weighted-average exercise price of $13.62. No further awards will be granted under this plan.

(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Securities Ownership—Securities Ownership of Executive Officers and Directors" in the 2018 AbbVie Inc. Proxy Statement. The 2018 Definitive Proxy Statement will be filed on or about March 19, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2018 AbbVie Inc. Proxy Statement under the headings "The Board of Directors and its Committees," "Corporate Governance Materials," and "Procedures for Approval of Related Person Transactions" is incorporated herein by reference. The 2018 Definitive Proxy Statement will be filed on or about March 19, 2018.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material to be included in the 2018 AbbVie Inc. Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" is incorporated herein by reference. The 2018 Definitive Proxy Statement will be filed on or about March 19, 2018.

100 | 2017 Form 10-K

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K.

(1)	Financial Statements: See Item 8, "Financial Statements and Supplementary Data," on page 47 hereof, for a list of financial statements.

(2)	Financial Statement Schedules: All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is set forth in Item 15(b) below.

(b)	Exhibits:

Exhibit Number	Exhibit Description
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

4.5
*Supplemental Indenture No. 4, dated as of November 17, 2016, among AbbVie Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as paying agent and Elavon Financial Services DAC, as transfer agent and registrar (incorporated by reference to Exhibit 4.1 of the company's Current Report on Form 8-K filed on November 17, 2016).

4.6
*Agency Agreement, dated as of November 17, 2016, among AbbVie Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as paying agent and Elavon Financial Services DAC, as transfer agent and registrar (incorporated by reference to Exhibit 4.2 of the company's Current Report on Form 8-K filed on November 17, 2016).

2017 Form 10-K | 101

Exhibit Number	Exhibit Description
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

10.2	*AbbVie 2013 Incentive Stock Program (incorporated by reference to Exhibit A to the AbbVie Inc. Definitive Proxy Statement on Schedule 14A dated March 15, 2013).**
10.3	*AbbVie Performance Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K filed on February 19, 2016).**
10.4	*AbbVie Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the company's Annual Report on Form 10-K filed on February 17, 2017).**
10.5	*AbbVie Non-Employee Directors' Fee Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of the company's Annual Report on Form 10-K filed on February 19, 2016).**
10.6	*AbbVie Supplemental Pension Plan (incorporated by reference to Exhibit 10.7 of the company's Annual Report on Form 10-K filed on February 17, 2017).**
10.7	*AbbVie Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.8 of the company's Annual Report on Form 10-K filed on February 19, 2016). **
10.8
*Form of AbbVie Inc. Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**

10.9
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

10.14	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**
10.15
*Form of AbbVie Inc. Retention Restricted Stock Unit Agreement - Cliff Vesting (incorporated by reference to Exhibit 10.3 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.16
*Form of AbbVie Inc. Retention Restricted Stock Unit Agreement - Ratable Vesting (incorporated by reference to Exhibit 10.4 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.17
*Form of AbbVie Inc. Retention Restricted Stock Agreement - Cliff Vesting (incorporated by reference to Exhibit 10.5 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.18
*Form of AbbVie Inc. Retention Restricted Stock Agreement - Ratable Vesting (incorporated by reference to Exhibit 10.6 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.19	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.7 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**
10.20
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.21
*Form of AbbVie Inc. Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**

102 | 2017 Form 10-K

Exhibit Number	Exhibit Description
10.22	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**
10.23	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**
10.24
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**

10.25	Form of AbbVie Inc. Performance Share Award Agreement.**
10.26	AbbVie Non-Employee Directors' Fee Plan, as amended and restated.**
10.27	*Stemcentrx 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on June 16, 2016).**
10.28	*Pharmacyclics, Inc. 2014 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.1 of the company's Registration Statement on Form S-8 filed on May 27, 2015).**
10.29
*Revolving Credit Agreement, dated as of August 18, 2014, among AbbVie Inc., AbbVie Private Limited, AbbVie Holdings Private Limited, JPMorgan Chase Bank, N.A. and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.2 of the company's Current Report on Form 8-K filed on August 21, 2014).

10.30
*Amendment No. 1 to Revolving Credit Agreement, dated as of March 16, 2015, by and among AbbVie Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the company's Current Report on Form 8-K filed on March 20, 2015).

10.31
*Three-Year Term Loan Agreement, dated as of September 25, 2015, among AbbVie, Bank of America, N.A. and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 of the company's Current Report on Form 8-K filed on September 29, 2015).

10.32
*Underwriting Agreement, dated as of May 5, 2015, by and among AbbVie Inc. and Morgan Stanley & Co. LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several other underwriters named therein (incorporated by reference to Exhibit 1.1 of the company's Current Report on Form 8-K filed on May 7, 2015).

10.33
*Underwriting Agreement, dated as of May 9, 2016, by and among AbbVie Inc., and Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named in Schedule II thereto (incorporated by reference to Exhibit 1.1 of AbbVie’s Current Report on Form 8-K filed on May 12, 2016).

10.34
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
101
The following financial statements and notes from the AbbVie Inc. Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 16, 2018, formatted in XBRL: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

The AbbVie Inc. 2018 Definitive Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 19, 2018.

_______________________________________________________________________________

2017 Form 10-K | 103

*	Incorporated herein by reference. Commission file number 001-35565.

**	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Exhibits 32.1 and 32.2, above, are furnished herewith and should not be deemed to be "filed" under the Securities Exchange Act of 1934. AbbVie will furnish copies of any of the above exhibits to a stockholder upon written request to the Secretary, AbbVie Inc., 1 North Waukegan Road, North Chicago, Illinois 60064.

104 | 2017 Form 10-K

ITEM 16. FORM 10-K SUMMARY

None.

2017 Form 10-K | 105

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AbbVie Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AbbVie Inc.
By:	/s/ RICHARD A. GONZALEZ
	Name:	Richard A. Gonzalez
	Title:	Chairman of the Board and Chief Executive Officer
Date:	February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbbVie Inc. on February 16, 2018 in the capacities indicated below.

/s/ RICHARD A. GONZALEZ	/s/ WILLIAM J. CHASE
Richard A. Gonzalez Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	William J. Chase Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT A. MICHAEL
Robert A. Michael Vice President, Controller (Principal Accounting Officer)

/s/ ROBERT J. ALPERN, M.D.	/s/ ROXANNE S. AUSTIN
Robert J. Alpern, M.D. Director of AbbVie Inc.	Roxanne S. Austin Director of AbbVie Inc.

/s/ WILLIAM H.L. BURNSIDE	/s/ BRETT J. HART
William H.L. Burnside Director of AbbVie Inc.	Brett J. Hart Director of AbbVie Inc.

/s/ EDWARD M. LIDDY	/s/ MELODY B. MEYER
Edward M. Liddy Director of AbbVie Inc.	Melody B. Meyer Director of AbbVie Inc.

/s/ EDWARD J. RAPP	/s/ GLENN F. TILTON
Edward J. Rapp Director of AbbVie Inc.	Glenn F. Tilton Director of AbbVie Inc.

/s/ FREDERICK H. WADDELL
Frederick H. Waddell Director of AbbVie Inc.

106 | 2017 Form 10-K