Form 10-Q
period 2018-03-31
AbbVie Inc.
filed 2018-05-04
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

As of April 27, 2018, AbbVie Inc. had 1,586,879,451 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

2018 Form 10-Q |	1

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2018	2017
Net revenues	$7,934	$6,538

Cost of products sold	1,927	1,616
Selling, general and administrative	1,791	1,373
Research and development	1,244	1,142
Acquired in-process research and development	69	—
Total operating costs and expenses	5,031	4,131
Operating earnings	2,903	2,407

Interest expense, net	251	247
Net foreign exchange loss	8	13
Other (income) expense, net	(153)	61
Earnings before income tax expense	2,797	2,086
Income tax expense	14	375
Net earnings	$2,783	$1,711

Per share data
Basic earnings per share	$1.74	$1.07
Diluted earnings per share	$1.74	$1.06
Cash dividends declared per common share	$0.96	$0.64

Weighted-average basic shares outstanding	1,591	1,597
Weighted-average diluted shares outstanding	1,596	1,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

2018 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2018	2017
Net earnings	$2,783	$1,711

Foreign currency translation adjustments, net of tax expense (benefit) of $(3) for the three months ended March 31, 2018 and $— for the three months ended March 31, 2017	189	170
Net investment hedging activities, net of tax expense (benefit) of $(30) for the three months ended March 31, 2018 and $(36) for the three months ended March 31, 2017	(104)	(64)
Pension and post-employment benefits, net of tax expense (benefit) of $9 for the three months ended March 31, 2018 and $8 for the three months ended March 31, 2017	22	11
Marketable security activities, net of tax expense (benefit) of $— for the three months ended March 31, 2018 and $(1) for the three months ended March 31, 2017	(7)	(8)
Cash flow hedging activities, net of tax expense (benefit) of $(1) for the three months ended March 31, 2018 and $(13) for the three months ended March 31, 2017	(3)	(65)
Other comprehensive income	97	44
Comprehensive income	$2,880	$1,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

2018 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and equivalents	$9,007	$9,303
Short-term investments	467	486
Accounts receivable, net	5,841	5,088
Inventories	1,738	1,605
Prepaid expenses and other	3,391	4,741
Total current assets	20,444	21,223

Investments	2,057	2,090
Property and equipment, net	2,828	2,803
Intangible assets, net	27,230	27,559
Goodwill	15,880	15,785
Other assets	903	1,326
Total assets	$69,342	$70,786

Liabilities and Equity
Current liabilities
Short-term borrowings	$367	$400
Current portion of long-term debt and lease obligations	6,014	6,015
Accounts payable and accrued liabilities	10,677	10,226
Total current liabilities	17,058	16,641

Long-term debt and lease obligations	30,906	30,953
Deferred income taxes	2,304	2,490
Other long-term liabilities	15,521	15,605

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,775,505,540 shares issued as of March 31, 2018 and 1,768,738,550 as of December 31, 2017	18	18
Common stock held in treasury, at cost, 188,735,571 shares as of March 31, 2018 and 176,607,525 as of December 31, 2017	(13,331)	(11,923)
Additional paid-in capital	14,519	14,270
Retained earnings	4,977	5,459
Accumulated other comprehensive loss	(2,630)	(2,727)
Total stockholders’ equity	3,553	5,097

Total liabilities and equity	$69,342	$70,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

2018 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2018	2017
Cash flows from operating activities
Net earnings	$2,783	$1,711
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	115	103
Amortization of intangible assets	330	271
Change in fair value of contingent consideration liabilities	(148)	85
Stock-based compensation	191	141
Upfront costs and milestones related to collaborations	101	28
Other, net	101	45
Changes in operating assets and liabilities:
Accounts receivable	(681)	(34)
Inventories	(71)	71
Prepaid expenses and other assets	(267)	(53)
Accounts payable and other liabilities	191	(266)
Cash flows from operating activities	2,645	2,102

Cash flows from investing activities
Acquisitions and investments	(372)	(63)
Acquisitions of property and equipment	(119)	(95)
Purchases of investment securities	(267)	(970)
Sales and maturities of investment securities	311	444
Cash flows from investing activities	(447)	(684)

Cash flows from financing activities
Net change in short-term borrowings	(33)	23
Repayments of long-term debt and lease obligations	(7)	(6)
Dividends paid	(1,137)	(1,027)
Purchases of treasury stock	(1,431)	(895)
Proceeds from the exercise of stock options	62	85
Other, net	37	26
Cash flows from financing activities	(2,509)	(1,794)
Effect of exchange rate changes on cash and equivalents	15	16
Net change in cash and equivalents	(296)	(360)
Cash and equivalents, beginning of period	9,303	5,100

Cash and equivalents, end of period	$9,007	$4,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

2018 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1    Basis of Presentation

Basis of Historical Presentation
The unaudited interim condensed consolidated financial statements of AbbVie Inc. (AbbVie or the company) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU No. 2014-09
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs - Contracts with Customers (Subtopic 340-40). The amendments in this standard superseded most existing revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. AbbVie adopted the standard in the first quarter of 2018 using the modified retrospective method. Results for reporting periods beginning after December 31, 2017 have been presented in accordance with the standard, while results for prior periods have not been adjusted and continue to be reported in accordance with AbbVie’s historical accounting. The cumulative effect of initially applying the new revenue standard was recognized as an adjustment to the opening balance of retained earnings as of January 1, 2018.
There were no significant changes to the amounts or timing of revenue recognition for product sales, the company's primary revenue stream. For certain licensing arrangements where revenue was previously deferred and recognized over time, revenue is now recognized at the point in time when the license is granted. Additionally, for certain contract manufacturing arrangements where revenue was previously recognized at a point in time at the end of the manufacturing process, revenue is now recognized over time throughout the manufacturing process.
Under the new standard, on January 1, 2018, the company recognized a cumulative-effect adjustment to retained earnings primarily related to certain deferred license revenues that were originally expected to be recognized through early 2020. The adjustment to the condensed consolidated balance sheet included (i) a $42 million increase to prepaid expenses and other; (ii) a $39 million decrease to inventories; (iii) a $57 million decrease to accounts payable and accrued liabilities; (iv) a $75 million decrease to other long-term liabilities; (v) a $22 million increase to deferred income taxes; and (vi) a $124 million increase to retained earnings. Other cumulative-effect adjustments to the condensed consolidated balance sheet were insignificant.

2018 Form 10-Q |	6

The impact of adoption on the company’s condensed consolidated statement of earnings for the three months ended March 31, 2018 was as follows:

	Three months ended March 31, 2018
(in millions, except per share data)	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Net revenues	$7,934	$7,891	$43
Cost of products sold	1,927	1,906	21
Income tax expense	14	7	7
Net earnings	2,783	2,768	15
Diluted earnings per share	$1.74	$1.73	$0.01
As of March 31, 2018, due to the impact of the adoption of ASU 2014-09, prepaid expenses and other were $100 million higher, inventories were $60 million lower, accounts payable and accrued liabilities were $48 million lower, other long-term liabilities were $61 million lower, deferred income taxes were $19 million higher and retained earnings were $139 million higher in the company’s condensed consolidated balance sheet than they would have been had ASU 2014-09 not been adopted. Other impacts to the condensed consolidated balance sheet were insignificant.
ASU No. 2016-01
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net earnings. AbbVie adopted the standard in the first quarter of 2018. The adoption did not impact the accounting for AbbVie's investments in debt securities and did not have a material impact on the company's consolidated financial statements.
ASU No. 2016-16
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The standard requires entities to recognize the income tax consequences of an intercompany transfer of an asset other than inventory when the transfer occurs. Under previous U.S. GAAP, the income tax consequences of these intercompany asset transfers were deferred until the asset was sold to a third party or otherwise recovered through use. AbbVie adopted the standard in the first quarter of 2018 using the modified retrospective method. As a result, on January 1, 2018, the company recorded a cumulative-effect adjustment to its condensed consolidated balance sheet that included a $1.9 billion decrease to retained earnings, a $1.4 billion decrease to prepaid expenses and other and a $0.5 billion decrease to other assets.
ASU No. 2017-07
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer continue to report the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented separately outside of income from operations and are not eligible for capitalization. AbbVie adopted the standard in the first quarter of 2018 and applied the income statement classification provisions of this standard retrospectively. As a result, the company reclassified income of $12 million from operating earnings to non-operating income for the three months ended March 31, 2017. Additionally, the company recorded approximately $4 million of non-operating income for the three months ended March 31, 2018 which would have been recorded in operating earnings under the previous guidance.
ASU No. 2017-12
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The standard simplifies the application of hedge accounting and more closely aligns the accounting with an entity’s risk management activities. AbbVie elected to early adopt the standard in the first quarter of 2018. The adoption did not have a material impact on the company's consolidated financial statements.

2018 Form 10-Q |	7

Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard outlines a comprehensive lease accounting model that supersedes the current lease guidance and requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach and will be effective for AbbVie starting with the first quarter of 2019, with early adoption permitted. AbbVie will adopt the standard effective in the first quarter of 2019 and is currently assessing the impact of adopting this guidance on its consolidated financial statements and related disclosures. AbbVie does not expect the adoption will have a material impact on its consolidated statement of earnings. However, the new standard will require AbbVie to establish liabilities and corresponding right-of-use assets on its consolidated balance sheet for operating leases that exist as of the January 1, 2019 adoption date.
ASU No. 2016-13
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
ASU No. 2018-02
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects related to adjustments to deferred taxes resulting from the enactment of the Tax Cuts and Jobs Act. The standard will be effective for AbbVie starting with the first quarter of 2019, with early adoption permitted. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.
Note 2 Revenue Recognition

AbbVie recognizes revenue when control of promised goods or services is transferred to the company’s customers, in an amount that reflects the consideration AbbVie expects to be entitled to in exchange for those goods or services. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue. AbbVie generates revenue primarily from product sales. For the majority of sales, the company transfers control, invoices the customer and recognizes revenue upon shipment to the customer. The company recognizes shipping and handling costs as an expense in cost of products sold when the company transfers control to the customer. Payment terms vary depending on the type and location of the customer, are based on customary commercial terms and are generally less than one year. AbbVie does not adjust revenue for the effects of a significant financing component for contracts where AbbVie expects the period between the transfer of the good or service and collection to be one year or less.

Discounts, rebates, sales incentives to customers, returns and certain other adjustments are accounted for as variable consideration. Provisions for variable consideration are based on current pricing, executed contracts, government pricing legislation and historical data and are provided for in the period the related revenues are recorded. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, factors used in the calculation of the accrual include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant. Sales incentives to customers are insignificant.

2018 Form 10-Q |	8

In addition to revenue from contracts with customers, the company also recognizes certain collaboration revenues. See Note 6 for additional information related to the collaboration with Janssen Biotech, Inc. Additionally, see Note 14 for disaggregation of revenue by product and geography.
Note 3    Supplemental Financial Information

Interest Expense, Net

	Three months ended March 31,
(in millions)	2018	2017
Interest expense	$309	$273
Interest income	(58)	(26)
Interest expense, net	$251	$247
Inventories

(in millions)	March 31, 2018	December 31, 2017
Finished goods	$632	$610
Work-in-process	913	822
Raw materials	193	173
Inventories	$1,738	$1,605
Property and Equipment

(in millions)	March 31, 2018	December 31, 2017
Property and equipment, gross	$8,231	$8,071
Accumulated depreciation	(5,403)	(5,268)
Property and equipment, net	$2,828	$2,803
Depreciation expense was $115 million for the three months ended March 31, 2018 and $103 million for the three months ended March 31, 2017.
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

2018 Form 10-Q |	9

The following table summarizes the impact of the two-class method:

	Three months ended March 31,
(in millions, except per share data)	2018	2017
Basic EPS
Net earnings	$2,783	$1,711
Earnings allocated to participating securities	12	9
Earnings available to common shareholders	$2,771	$1,702
Weighted-average basic shares outstanding	1,591	1,597
Basic earnings per share	$1.74	$1.07

Diluted EPS
Net earnings	$2,783	$1,711
Earnings allocated to participating securities	12	9
Earnings available to common shareholders	$2,771	$1,702
Weighted-average shares of common stock outstanding	1,591	1,597
Effect of dilutive securities	5	6
Weighted-average diluted shares outstanding	1,596	1,603
Diluted earnings per share	$1.74	$1.06

Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 5 Licensing, Acquisitions and Other Arrangements

Cash outflows related to acquisitions and investments totaled $372 million for the three months ended March 31, 2018 and $63 million for the three months ended March 31, 2017. AbbVie recorded acquired in-process research and development (IPR&D) charges of $69 million for the three months ended March 31, 2018 and recorded no IPR&D charges for the three months ended March 31, 2017.
Note 6 Collaboration with Janssen Biotech, Inc.

In December 2011, Pharmacyclics, a wholly-owned subsidiary of AbbVie, entered into a worldwide collaboration and license agreement with Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson, for the joint development and commercialization of IMBRUVICA, a novel, orally active, selective covalent inhibitor of Bruton's tyrosine kinase (BTK) and certain compounds structurally related to IMBRUVICA, for oncology and other indications, excluding all immune and inflammatory mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the United States and outside the United States.

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

2018 Form 10-Q |	10

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

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended March 31,
(in millions)	2018	2017
United States - Janssen's share of profits (included in cost of products sold)	$276	$212
International - AbbVie's share of profits (included in net revenues)	138	94
Global - AbbVie's share of other costs (included in respective line items)	71	59

AbbVie’s receivable from Janssen, included in accounts receivable, net, was $153 million at March 31, 2018 and $124 million at December 31, 2017. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $251 million at March 31, 2018 and $253 million at December 31, 2017.
Note 7    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2017	$15,785
Foreign currency translation adjustments	95
Balance as of March 31, 2018	$15,880

The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of March 31, 2018, there were no accumulated goodwill impairment losses.

Intangible Assets, Net

The following table summarizes intangible assets:

	March 31, 2018			December 31, 2017
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$16,141	$(5,207)	$10,934	$16,138	$(4,982)	$11,156
License agreements	7,822	(1,516)	6,306	7,822	(1,409)	6,413
Total definite-lived intangible assets	23,963	(6,723)	17,240	23,960	(6,391)	17,569
Indefinite-lived research and development	9,990	—	9,990	9,990	—	9,990
Total intangible assets, net	$33,953	$(6,723)	$27,230	$33,950	$(6,391)	$27,559

Amortization expense was $330 million for the three months ended March 31, 2018 and $271 million for the three months ended March 31, 2017. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.

2018 Form 10-Q |	11

Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. Indefinite-lived intangible assets as of March 31, 2018 and December 31, 2017 related to the 2016 acquisitions of Stemcentrx and Boehringer Ingelheim compounds. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist. No impairment charges were recorded for the three months ended March 31, 2018 and 2017.
Note 8    Restructuring Plans

AbbVie recorded restructuring charges of $22 million for the three months ended March 31, 2018 and $16 million for the three months ended March 31, 2017.

The following table summarizes the cash activity in the restructuring reserve for the three months ended March 31, 2018:

(in millions)
Accrued balance as of December 31, 2017	$86
Restructuring charges	22
Payments and other adjustments	(7)
Accrued balance as of March 31, 2018	$101
Note 9    Financial Instruments and Fair Value Measures

Risk Management Policy

See Note 10 to the company's Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of AbbVie's risk management policy and use of derivative instruments.

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $3.2 billion at March 31, 2018 and $2.2 billion at December 31, 2017, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than eighteen months. Accumulated gains and losses as of March 31, 2018 will be reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.

The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $10.5 billion at March 31, 2018 and $7.7 billion at December 31, 2017.

The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company designated €3.6 billion aggregate principal amount of senior Euro notes as net investment hedges at March 31, 2018 and December 31, 2017. Realized and unrealized gains and losses from these hedges are included in AOCI.

AbbVie is a party to interest rate hedge contracts designated as fair value hedges with notional amounts totaling $11.8 billion at March 31, 2018 and December 31, 2017. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

No amounts are excluded from the assessment of effectiveness for cash flow hedges, net investment hedges or fair value hedges.

2018 Form 10-Q |	12

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	March 31, 2018	December 31, 2017	Balance sheet caption	March 31, 2018	December 31, 2017
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$3	$1	Accounts payable and accrued liabilities	$106	$120
Designated as cash flow hedges	Other assets	1	—	Other long-term liabilities	2	—
Not designated as hedges	Prepaid expenses and other	14	22	Accounts payable and accrued liabilities	19	29
Interest rate swaps designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	10	8
Interest rate swaps designated as fair value hedges	Other assets	—	—	Other long-term liabilities	575	393
Total derivatives		$18	$23		$712	$550

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table presents the pre-tax amounts of losses from derivative instruments recognized in other comprehensive income:

	Three months ended March 31,
(in millions)	2018	2017
Foreign currency forward exchange contracts	$(48)	$(61)

Assuming market rates remain constant through contract maturities, the company expects to transfer pre-tax unrealized losses of $178 million into cost of products sold for foreign currency cash flow hedges during the next 12 months.

Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized pre-tax losses in other comprehensive income of $134 million for the three months ended March 31, 2018 and $100 million for the three months ended March 31, 2017.

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 11 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended March 31,
(in millions)	Statement of earnings caption	2018	2017
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$(44)	$17
Not designated as hedges	Net foreign exchange loss	(59)	(46)
Interest rate swaps designated as fair value hedges	Interest expense, net	(184)	(15)
Debt designated as hedged item in fair value hedges	Interest expense, net	184	15

2018 Form 10-Q |	13

Fair Value Measures

The fair value hierarchy consists of the following three levels:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2018:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$9,007	$1,021	$7,986	$—
Time deposits	8	—	8	—
Debt securities	2,471	—	2,471	—
Equity securities	1	1	—	—
Foreign currency contracts	18	—	18	—
Total assets	$11,505	$1,022	$10,483	$—
Liabilities
Interest rate hedges	$585	$—	$585	$—
Foreign currency contracts	127	—	127	—
Contingent consideration	4,386	—	—	4,386
Total liabilities	$5,098	$—	$712	$4,386

2018 Form 10-Q |	14

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of December 31, 2017:

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

The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were determined based on prices obtained from commercial pricing services. The derivatives entered into by the company were valued using publicized spot curves for interest rate hedges and publicized forward curves for foreign currency contracts. The fair value measurements of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products still in development. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At March 31, 2018, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $160 million. Additionally, at March 31, 2018, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $370 million.

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Three months ended March 31,
(in millions)	2018	2017
Beginning balance	$4,534	$4,213
Change in fair value recognized in net earnings	(148)	85
Ending balance	$4,386	$4,298

The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings.

2018 Form 10-Q |	15

Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of March 31, 2018 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$367	$367	$—	$367	$—
Current portion of long-term debt and lease obligations, excluding fair value hedges	6,024	6,026	3,997	2,029	—
Long-term debt and lease obligations, excluding fair value hedges	31,481	31,572	31,494	78	—
Total liabilities	$37,872	$37,965	$35,491	$2,474	$—

AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $44 million as of March 31, 2018. No cumulative upward or downward adjustments have been recorded for these investments as of March 31, 2018. Prior to the adoption of ASU No. 2016-01 discussed in Note 1, these investments were accounted for under the cost method and disclosed in the table below as of December 31, 2017.

The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2017 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$48	$48	$—	$—	$48
Total assets	$48	$48	$—	$—	$48
Liabilities
Short-term borrowings	$400	$400	$—	$400	$—
Current portion of long-term debt and lease obligations, excluding fair value hedges	6,023	6,034	4,004	2,030	—
Long-term debt and lease obligations, excluding fair value hedges	31,346	32,846	32,763	83	—
Total liabilities	$37,769	$39,280	$36,767	$2,513	$—

2018 Form 10-Q |	16

Available-for-sale Securities

Substantially all of the company’s investments in debt securities were classified as available-for-sale with changes in fair value recognized in other comprehensive income. Debt securities classified as short-term were $458 million as of March 31, 2018 and $482 million as of December 31, 2017. Long-term debt securities mature primarily within five years. Estimated fair values of available-for-sale debt securities were generally determined based on prices obtained from commercial pricing services.

The following table is a summary of available-for-sale securities by type as of March 31, 2018:

	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Asset backed securities	$911	$1	$(6)	$906
Corporate debt securities	1,455	4	(4)	1,455
Other debt securities	111	—	(1)	110
Total	$2,477	$5	$(11)	$2,471

The following table is a summary of available-for-sale securities by type as of December 31, 2017:

	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Asset backed securities	$930	$1	$(3)	$928
Corporate debt securities	1,451	4	(2)	1,453
Other debt securities	144	—	(1)	143
Equity securities	4	2	(2)	4
Total	$2,529	$7	$(8)	$2,528

AbbVie had no other-than-temporary impairments as of March 31, 2018. Net realized gains were insignificant for the three months ended March 31, 2018 and 2017.

Concentrations of Risk

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding governmental receivables in these countries, net of allowances for doubtful accounts, totaled $320 million as of March 31, 2018 and $255 million as of December 31, 2017. The company also continues to do business with foreign governments in certain oil-exporting countries that have experienced a deterioration in economic conditions, including Saudi Arabia and Russia, which may result in delays in the collection of receivables. Outstanding governmental receivables related to Saudi Arabia, net of allowances for doubtful accounts, were $143 million as of March 31, 2018 and $149 million as of December 31, 2017. Outstanding governmental receivables related to Russia, net of allowances for doubtful accounts, were $106 million as of March 31, 2018 and $152 million as of December 31, 2017. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Of total net accounts receivable, three U.S. wholesalers accounted for 52% as of March 31, 2018 and 56% as of December 31, 2017, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.

HUMIRA (adalimumab) is AbbVie’s single largest product and accounted for approximately 59% of AbbVie’s total net revenues for the three months ended March 31, 2018 and 63% for the three months ended March 31, 2017.

Debt and Credit Facilities

Short-term borrowings included commercial paper borrowings of $367 million as of March 31, 2018 and $400 million as of December 31, 2017. The weighted-average interest rate on commercial paper borrowings was 1.8% for the three months ended March 31, 2018 and 1.1% for the three months ended March 31, 2017.

2018 Form 10-Q |	17

Note 10 Post-Employment Benefits

The following is a summary of net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans		Other post- employment plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2018	2017	2018	2017
Service cost	$72	$58	$8	$7
Interest cost	57	50	8	6
Expected return on plan assets	(111)	(95)	—	—
Amortization of actuarial losses and prior service costs	37	26	4	1
Net periodic benefit cost	$55	$39	$20	$14
The components of net periodic benefit cost other than service cost are included in other (income) expense, net in the condensed consolidated statements of earnings.
Note 11 Equity

Stock-Based Compensation

Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and is summarized as follows:

	Three months ended March 31,
(in millions)	2018	2017
Cost of products sold	$4	$3
Research and development	72	64
Selling, general and administrative	115	74
Pre-tax compensation expense	191	141
Tax benefit	29	47
After-tax compensation expense	$162	$94

Stock Options

During the three months ended March 31, 2018, primarily in connection with the company's annual grant, AbbVie granted 0.6 million stock options with a weighted-average grant-date fair value of $21.63. As of March 31, 2018, $15 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSAs, RSUs and Performance Shares

During the three months ended March 31, 2018, primarily in connection with the company's annual grant, AbbVie granted 3.7 million RSUs and performance shares with a weighted-average grant-date fair value of $115.20. As of March 31, 2018, $467 million of unrecognized compensation cost related to RSAs, RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

2018 Form 10-Q |	18

Cash Dividends

The following table summarizes quarterly cash dividends declared during 2018 and 2017:

2018			2017
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
02/15/18	05/15/18	$0.96	10/27/17	02/15/18	$0.71
			09/08/17	11/15/17	$0.64
			06/22/17	08/15/17	$0.64
			02/16/17	05/15/17	$0.64

Stock Repurchase Program

On February 15, 2018, AbbVie's board of directors authorized a new $10.0 billion stock repurchase program, which superseded AbbVie's previous stock repurchase program. The new stock repurchase program permits purchases of AbbVie shares from time to time in open-market or private transactions, including accelerated share repurchases, at management's discretion. The program has no time limit and can be discontinued at any time. Shares repurchased under this program are recorded at acquisition cost, including related expenses, and are available for general corporate purposes.

As part of this repurchase program, on May 1, 2018, AbbVie announced a modified "Dutch auction" tender offer to purchase for cash up to $7.5 billion of its common stock at a price not less than $99.00 per share and not more than $114.00 per share. The tender offer expires at midnight Eastern Time, at the end of the day on May 29, 2018, unless extended or terminated by AbbVie.

Prior to the new authorization, AbbVie repurchased approximately 10.9 million shares in the open market for $1.3 billion during the three months ended March 31, 2018. AbbVie's stock repurchase authorization was $10.0 billion as of March 31, 2018.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post- employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2017	$(439)	$(203)	$(1,919)	$—	$(166)	$(2,727)
Other comprehensive income (loss) before reclassifications	189	(104)	(11)	(7)	(45)	22
Net losses reclassified from accumulated other comprehensive loss	—	—	33	—	42	75
Net current-period other comprehensive income (loss)	189	(104)	22	(7)	(3)	97
Balance as of March 31, 2018	$(250)	$(307)	$(1,897)	$(7)	$(169)	$(2,630)

Other comprehensive income for the three months ended March 31, 2018 included foreign currency translation adjustments totaling a gain of $189 million, which was principally due to the impact of the improvement in the Euro in the three months ended March 31, 2018 on the translation of the company’s assets denominated in the Euro.

2018 Form 10-Q |	19

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

The table below presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended March 31,
(in millions) (brackets denote gains)	2018	2017
Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$41	$27
Tax (benefit)	(8)	(8)
Total reclassifications, net of tax	$33	$19
Cash flow hedging activities
Losses (gains) on designated cash flow hedges(b)	$44	$(17)
Tax expense (benefit)	(2)	1
Total reclassifications, net of tax	$42	$(16)

(a) Amounts are included in the computation of net periodic benefit cost (see Note 10).

(b) Amounts are included in cost of products sold (see Note 9).
Note 12 Income Taxes

The effective tax rate was 1% for the three months ended March 31, 2018 and 18% for the three months ended March 31, 2017. The effective tax rate in each period differed from the U.S. statutory tax rates of 21% in 2018 and 35% in 2017, principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions and business development activities.

The change in the effective tax rate for the three months ended March 31, 2018 over the prior year was principally due to the effects of the enactment of the Tax Cuts and Jobs Act (the “Act”) in December 2017. The Act significantly changes the U.S. corporate tax system, reducing the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on a mandatory deemed repatriation of earnings of certain foreign subsidiaries that were previously untaxed and creating new taxes on certain foreign sourced earnings. The Act also creates a territorial tax system that generally excludes dividends from foreign subsidiaries from U.S. taxation. Specific to 2018, there is a beneficial impact due to timing of provisions related to the earnings from certain foreign subsidiaries.

Given the complexity of the Act and anticipated guidance from the U.S. Treasury about implementing the Act, the company’s analysis and accounting for the tax effects of the enactment of the Act is preliminary. In the fourth quarter of 2017, the company recorded, as

2018 Form 10-Q |	20

a direct result of the Act, $4.5 billion of transition tax expense, as well as $4.1 billion of net tax benefit for deferred tax remeasurement. Both of these amounts are provisional estimates, as the company has not fully completed its analysis and calculation of foreign earnings subject to the transition tax or its analysis of certain other aspects of the Act that could result in adjustments to the remeasurement of deferred tax balances. Upon completion of the analysis in 2018, these estimates may be adjusted through income tax expense in the consolidated statement of earnings. No adjustments to these provisional estimates were made during the three months ended March 31, 2018. The Act also created a minimum tax on certain foreign sourced earnings. The taxability of the foreign sourced earnings and the applicable tax rates are dependent on future events. While the company is still evaluating its accounting policy for the minimum tax on foreign sourced earnings, the provisional estimates of the tax effects of the Act were reported on the basis that the minimum tax will be recognized in tax expense in the year it is incurred as a period expense.

Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months by up to $38 million. At the time of separation, AbbVie and Abbott Laboratories (Abbott) entered into a tax sharing agreement which provides that Abbott is liable for and has indemnified AbbVie against all income tax liabilities for periods prior to the separation. Accordingly, Abbott will indemnify and hold AbbVie harmless if the tax positions are settled for amounts in excess of recorded liabilities, and AbbVie will not benefit if prior tax positions are resolved more favorably than recorded amounts.
Note 13 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $560 million as of March 31, 2018 and $445 million as of December 31, 2017. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

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

2018 Form 10-Q |	21

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

Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 4,300 claims are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 200 claims are pending in various state courts. Plaintiffs generally seek compensatory and punitive damages. In March 2018, a jury in the United States District Court for the Northern District of Illinois reached a verdict in the retrial of the first case that had been tried in July 2017. In orders from December 2017 and February 2018, the court vacated the original verdict in that case for AbbVie on two claims and for the plaintiff on one claim and the jury’s award of $150 million in punitive damages with no compensatory damages, and ordered a new trial. In the retrial, the jury reached a verdict for AbbVie on strict liability and fraud and for the plaintiff on negligence, and awarded $200,000 in compensatory damages and $3 million in punitive damages, which is the subject to post-trial proceedings. In a second trial, a jury in the Cook County, Illinois Circuit Court reached a verdict for AbbVie in August 2017 on all claims, which is the subject of post-trial proceedings. In a third trial, a jury in the United States District Court for the Northern District of Illinois reached a verdict for AbbVie in October 2017 on strict liability but for the plaintiff on remaining claims and awarded $140,000 in compensatory damages and $140 million in punitive damages, which is the subject of post-trial proceedings. In a fourth trial, a jury in the United States District Court for the Northern District of Illinois reached a verdict for AbbVie in January 2018 on all claims.

Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Over ninety percent of the approximately 619 claims are pending in the United States District Court for the Southern District of Illinois, and the rest are pending in various other federal and state courts. Plaintiffs generally seek compensatory and punitive damages.

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

2018 Form 10-Q |	22

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

Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib capsules (a drug Pharmacyclics sells under the trademark IMBRUVICA®). In February 2018, four separate cases were filed in the United States District Court for the District of Delaware against the following defendants: Fresenius Kabi USA, LLC, Fresenius Kabi USA, Inc., and Fresenius Kabi Oncology Limited; Shilpa Medicare Limited, Sun Pharma Global FZE and Sun Pharmaceutical Industries Ltd.; Cipla Limited and Cipla USA Inc.; and Zydus Worldwide DMCC, Cadila Healthcare Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries Ltd., Sandoz Inc., and Lek Pharmaceuticals D.D. In each case, Pharmacyclics alleges the defendant’s proposed generic ibrutinib product infringes certain Pharmacyclics patents and seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of IMBRUVICA, is the co-plaintiff in these suits.

2018 Form 10-Q |	23

Note 14 Segment Information

AbbVie operates in one business segment—pharmaceutical products. The following table details AbbVie’s worldwide net revenues:

	Three months ended March 31,

(in millions)	2018	2017
HUMIRA
United States	$3,003	$2,696
International	1,706	1,422
Total	$4,709	$4,118
IMBRUVICA
United States	$624	$457
Collaboration revenues	138	94
Total	$762	$551
HCV
United States	$343	$38
International	576	225
Total	$919	$263
Creon
United States	$209	$185
Lupron
United States	$177	$155
International	42	39
Total	$219	$194
Synthroid
United States	$182	$192
Synagis
International	$321	$300
AndroGel
United States	$130	$136
Duodopa
United States	$18	$14
International	85	66
Total	$103	$80
Sevoflurane
United States	$17	$18
International	89	89
Total	$106	$107
Kaletra
United States	$13	$19
International	60	96
Total	$73	$115
All other	$201	$297
Total net revenues	$7,934	$6,538

2018 Form 10-Q |	24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of March 31, 2018 and December 31, 2017 and the results of operations for the three months ended March 31, 2018 and 2017. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
EXECUTIVE OVERVIEW
Company Overview
AbbVie is a global, research-based biopharmaceutical company formed in 2013 following separation from Abbott Laboratories (Abbott). AbbVie uses its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases. AbbVie’s products are focused on treating conditions such as chronic autoimmune diseases in rheumatology, gastroenterology and dermatology; oncology, including blood cancers; virology, including hepatitis C (HCV) and human immunodeficiency virus (HIV); neurological disorders, such as Parkinson’s disease; metabolic diseases, including thyroid disease and complications associated with cystic fibrosis; as well as other serious health conditions. AbbVie also has a pipeline of promising new medicines across such important medical specialties as immunology, oncology and neuroscience, with additional targeted investment in cystic fibrosis and women’s health.
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
Financial Results
The company's financial performance for the three months ended March 31, 2018 included delivering worldwide net revenues of $7.9 billion, operating earnings of $2.9 billion and diluted earnings per share of $1.74. Worldwide net revenues grew by 18% on a constant currency basis, driven primarily by the continued strength of HUMIRA, revenue growth related to IMBRUVICA and HCV product MAVYRET. These increases were partially offset by a decline in net revenues of HCV product VIEKIRA.
Diluted earnings per share was $1.74 for the three months ended March 31, 2018 and included the following after-tax costs: (i) $272 million related to the amortization of intangible assets; (ii) litigation reserve charges of $100 million; (iii) $69 million for acquired in-process research and development (IPR&D); and (iv) milestone payments of $32 million. These costs were partially offset by an after-tax benefit of $148 million for the change in fair value of contingent consideration liabilities. Financial results for the three months ended March 31, 2018 were also impacted by U.S. tax reform and the timing of the new legislation's phase in on certain subsidiaries. Additionally, financial results reflected continued added funding to support AbbVie’s emerging mid- and late-stage pipeline assets and continued investment in AbbVie’s growth brands.
The company generated cash flows from operations of $2.6 billion for the three months ended March 31, 2018, which AbbVie utilized to continue to enhance its pipeline through licensing and collaboration activities, repurchase approximately 10.9 million shares for $1.3 billion in the open market and pay cash dividends to stockholders of $1.1 billion. In February 2018, the company announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.71 per share to $0.96

2018 Form 10-Q |	25

per share beginning with the dividend payable in May 2018. This reflects an increase of approximately 35% over the previous quarterly rate.
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
AbbVie’s pipeline currently includes more than 60 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology and neurology along with targeted investments in cystic fibrosis and women’s health. Of these programs, more than 30 are in mid- and late-stage development.
The following sections summarize transitions of significant programs from Phase 2 development to Phase 3 development as well as developments in significant Phase 3 and registration programs. AbbVie expects multiple Phase 2 programs to transition into Phase 3 programs in the next twelve months.
Significant Programs and Developments
Immunology
Upadacitinib

•
In January 2018, the U.S. Food and Drug Administration (FDA) granted breakthrough therapy designation for upadacitinib, an investigational oral JAK1-selective inhibitor, in adult patients with moderate to severe atopic dermatitis who are candidates for systemic therapy.

•
In April 2018, AbbVie announced that top-line results from the Phase 3 SELECT-COMPARE clinical trial evaluating upadacitinib met all primary and ranked secondary endpoints in patients with moderate to severe rheumatoid arthritis (RA) who are on a stable background of methotrexate and who have an inadequate response. The safety profile of upadacitinib was consistent with previously reported clinical trials and no new safety signals were detected.

Risankizumab

•
In January 2018, AbbVie initiated two Phase 3 clinical trials to evaluate the efficacy and safety of risankizumab, an investigational interleukin-23 (IL-23) inhibitor, versus placebo during induction therapy in subjects with moderately to severely active Crohn’s disease.

•
In February 2018, AbbVie announced that top-line results from two Phase 3 clinical trials evaluating risankizumab with 12-week dosing compared to ustekinumab met ranked additional secondary endpoints for the treatment of patients with moderate to severe chronic plaque psoriasis. The initial results from these clinical trials were previously announced in October 2017. The safety profile was consistent with all previously reported studies, and there were no new safety signals detected across the two studies.

•
In April 2018, AbbVie submitted a Biologics License Application (BLA) to the FDA and a Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA) for risankizumab for the treatment of plaque psoriasis in adults.

Oncology
IMBRUVICA

•	In April 2018, AbbVie submitted a supplemental New Drug Application (sNDA) to the FDA for IMBRUVICA in combination with Rituxan (rituximab) in patients with Waldenström’s macroglobulinemia.
VENCLEXTA

•
In January 2018, AbbVie submitted an sNDA to the FDA for VENCLEXTA monotherapy in patients with chronic lymphocytic leukemia (CLL) who are refractory to or have relapsed B-cell receptor pathway inhibitors.

2018 Form 10-Q |	26

•
In January 2018, AbbVie submitted a Type II variation to the EMA to extend the current approved indication based on the results of the Phase 3 MURANO study. The new additional proposed indication is venetoclax tablets in combination with Rituxan for treatment of adult patients with CLL who have received at least one prior therapy. This submission followed the December 2017 sNDA submission to the FDA for VENCLEXTA in combination with Rituxan in patients with relapsed or refractory CLL.

Rova-T

•
In March 2018, AbbVie announced top-line results from the Phase 2 TRINITY study evaluating rovalpituzumab tesirine (Rova-T) for third-line relapsed/refractory (R/R) small cell lung cancer (SCLC). Although Rova-T demonstrated single agent responses in advanced SCLC patients, after consulting with the FDA, based on the magnitude of effect across multiple parameters in this single-arm study, the company will not seek accelerated approval for Rova-T in third-line R/R SCLC. Ongoing Phase 3 studies will continue to investigate Rova-T in first- and second-line SCLC.

Neurology

•
In March 2018, Biogen and AbbVie announced the voluntary worldwide withdrawal of marketing authorizations for ZINBRYTA, a prescription medicine used to treat adults with relapsing forms of multiple sclerosis.

Other

•
In February 2018, AbbVie announced that top-line results from the Phase 3 ELARIS UF-I study evaluating elagolix, an investigational, orally administered gonadotropin-releasing hormone (GnRH) antagonist, being investigated in combination with low-dose hormone (add-back) therapy for uterine fibroids met its primary efficacy endpoint and all ranked secondary endpoints.

•
In March 2018, AbbVie announced that top-line results from the Phase 3 ELARIS UF-II study evaluating elagolix in combination with low-dose hormone (add-back) therapy for uterine fibroids met its primary efficacy endpoint and all ranked secondary endpoints.

•
In April 2018, AbbVie announced notification by the FDA that extended time is required to review additional information regarding the results of liver function tests provided by AbbVie in connection with its New Drug Application (NDA) for elagolix in endometriosis-associated pain. The Prescription Drug User Fee Act (PDUFA) date has been extended three months to the third quarter of 2018.

For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

	Three months ended March 31,		Percent change
			At actual currency rates	At constant currency rates
(dollars in millions)	2018	2017
United States	$4,790	$4,052	18.3%	18.3%
International	3,144	2,486	26.4%	16.6%
Net revenues	$7,934	$6,538	21.4%	17.6%

2018 Form 10-Q |	27

The following table details AbbVie’s worldwide net revenues:

	Three months ended March 31,		Percent change
			At actual currency rates	At constant currency rates
(dollars in millions)	2018	2017
HUMIRA
United States	$3,003	$2,696	11.4%	11.4%
International	1,706	1,422	20.0%	9.3%
Total	$4,709	$4,118	14.4%	10.7%
IMBRUVICA
United States	$624	$457	36.7%	36.7%
Collaboration revenues	138	94	47.2%	47.2%
Total	$762	$551	38.5%	38.5%
HCV
United States	$343	$38	>100.0	>100.0
International	576	225	>100.0	>100.0
Total	$919	$263	>100.0	>100.0
Creon
United States	$209	$185	13.0%	13.0%
Lupron
United States	$177	$155	14.8%	14.8%
International	42	39	7.8%	2.5%
Total	$219	$194	13.3%	12.2%
Synthroid
United States	$182	$192	(5.3)%	(5.3)%
Synagis
International	$321	$300	6.9%	0.4%
AndroGel
United States	$130	$136	(4.6)%	(4.6)%
Duodopa
United States	$18	$14	30.8%	30.8%
International	85	66	28.5%	13.6%
Total	$103	$80	28.9%	16.5%
Sevoflurane
United States	$17	$18	(3.6)%	(3.6)%
International	89	89	(0.3)%	(5.4)%
Total	$106	$107	(0.8)%	(5.0)%
Kaletra
United States	$13	$19	(29.3)%	(29.3)%
International	60	96	(37.4)%	(40.6)%
Total	$73	$115	(36.0)%	(38.7)%
All other	$201	$297	(32.3)%	(48.4)%
Total net revenues	$7,934	$6,538	21.4%	17.6%

The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.

Global HUMIRA sales increased 11% for the three months ended March 31, 2018 primarily as a result of market growth across therapeutic categories and geographies as well as favorable pricing in certain geographies. In the United States, HUMIRA sales increased 11% for the three months ended March 31, 2018 driven by market growth across all indications and favorable pricing. Internationally, HUMIRA sales increased 9% for the three months ended March 31, 2018 driven primarily by market growth across indications. AbbVie continues to pursue strategies intended to further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.

2018 Form 10-Q |	28

Net revenues for IMBRUVICA represent product sales in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of IMBRUVICA profit. Global IMBRUVICA sales increased 38% for the three months ended March 31, 2018 as a result of continued penetration of IMBRUVICA as a first-line treatment for patients with chronic lymphocytic leukemia (CLL) as well as favorable pricing.

Global HCV sales increased by more than 100% for the three months ended March 31, 2018 as a result of the launch of MAVYRET in certain geographies beginning in the second half of 2017 and was partially offset by a decrease in revenues of VIEKIRA.

Net revenues for Creon increased 13% for the three months ended March 31, 2018 driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market.

Net revenues for Duodopa increased 16% for the three months ended March 31, 2018 primarily as a result of increased market penetration.

Gross Margin

	Three months ended March 31,
(dollars in millions)	2018	2017	% change
Gross margin	$6,007	$4,922	22%
as a % of net revenues	76%	75%

Gross margin as a percentage of net revenues increased for the three months ended March 31, 2018 compared to the prior year. Gross margin percentage for the three months ended March 31, 2018 was favorably impacted by product mix and operational efficiencies, partially offset by the unfavorable impact of higher intangible asset amortization, foreign exchange and the IMBRUVICA profit sharing arrangement.

Selling, General and Administrative

	Three months ended March 31,
(dollars in millions)	2018	2017	% change
Selling, general and administrative	$1,791	$1,373	30%
as a % of net revenues	23%	21%

SG&A expenses as a percentage of net revenues increased for the three months ended March 31, 2018 compared to the prior year. SG&A expense percentage for the three months ended March 31, 2018 was unfavorably impacted by new product launch expenses as well as litigation reserve charges of $118 million, partially offset by continued leverage from revenue growth.

Research and Development and Acquired In-Process Research and Development

	Three months ended March 31,
(dollars in millions)	2018	2017	% change
Research and development	$1,244	$1,142	9%
as a % of net revenues	16%	17%
Acquired in-process research and development	$69	$—	n/m

Research and Development (R&D) expenses for the three months ended March 31, 2018 increased compared to the prior year principally due to increased funding to support the company’s emerging mid- and late-stage pipeline assets.

Acquired in-process research and development (IPR&D) expenses reflect upfront payments related to various collaborations. There were no individually significant transactions during the three months ended March 31, 2018 and 2017.

2018 Form 10-Q |	29

Other Non-Operating Expenses

	Three months ended March 31,
(in millions)	2018	2017
Interest expense	$309	$273
Interest income	(58)	(26)
Interest expense, net	$251	$247

Net foreign exchange loss	$8	$13
Other (income) expense, net	(153)	61

Interest expense, net increased for the three months ended March 31, 2018 compared to the prior year primarily due to the unfavorable impact of higher interest rates on the company's floating rate obligations, partially offset by an increase in interest income due to growth in the company's cash and investments and higher interest rates.

Other (income) expense, net included a $148 million benefit related to changes in fair value of the Boehringer Ingelheim and Stemcentrx contingent consideration liabilities for the three months ended March 31, 2018 compared to a charge of $85 million for the three months ended March 31, 2017. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates and other market-based factors. For the three months ended March 31, 2018, the change in fair value represented the effect of rising interest rates partially offset by the passage of time.

Income Tax Expense

The effective tax rate was 1% for the three months ended March 31, 2018 and 18% for the three months ended March 31, 2017. The effective tax rate in each period differed from the U.S. statutory tax rates of 21% in 2018 and 35% in 2017, principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions and business development activities.

The change in the effective tax rate for the three months ended March 31, 2018 over the prior year was principally due to the effects of the enactment of the Tax Cuts and Jobs Act (the “Act”) in December 2017. The Act significantly changes the U.S. corporate tax system, reducing the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on a mandatory deemed repatriation of earnings of certain foreign subsidiaries that were previously untaxed and creating new taxes on certain foreign sourced earnings. The Act also creates a territorial tax system that generally excludes dividends from foreign subsidiaries from U.S. taxation. Specific to 2018, there is a beneficial impact due to timing of provisions related to the earnings from certain foreign subsidiaries.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
(in millions)	2018	2017
Cash flows provided by (used in):
Operating activities	$2,645	$2,102
Investing activities	(447)	(684)
Financing activities	(2,509)	(1,794)

Operating cash flows for the three months ended March 31, 2018 increased from the prior year due to improved results of operations resulting from revenue growth and an improvement in operating earnings. Operating cash flows also reflected AbbVie’s voluntary contributions to its principal domestic defined benefit plan of $150 million for both the three months ended March 31, 2018 and 2017. The company plans to make additional voluntary contributions of $600 million to its various defined benefit plans in 2018.

2018 Form 10-Q |	30

Investing cash flows for the three months ended March 31, 2018 included payments made for acquisitions and investments of $372 million, capital expenditures of $119 million and net sales and maturities of investment securities totaling $44 million. Investing cash flows for the three months ended March 31, 2017 included net purchases of investment securities totaling $526 million, capital expenditures of $95 million and payments made for acquisitions and investments of $63 million.

Financing cash flows included cash dividend payments of $1.1 billion for the three months ended March 31, 2018 and $1.0 billion for the three months ended March 31, 2017. The increase in cash dividend payments was driven by an increase in the quarterly dividend rate. On October 27, 2017, AbbVie announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.64 per share to $0.71 per share beginning with the dividend payable on February 15, 2018 to stockholders of record as of January 12, 2018. On February 15, 2018, AbbVie announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.71 per share to $0.96 per share beginning with the dividend payable on May 15, 2018 to stockholders of record as of April 13, 2018. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.

On February 15, 2018, AbbVie's board of directors authorized a new $10.0 billion stock repurchase program, which superseded AbbVie's previous stock repurchase program. Prior to the new authorization, the company repurchased approximately 10.9 million shares for $1.3 billion in the open market in the three months ended March 31, 2018. The new stock repurchase program permits purchases of AbbVie shares from time to time in open-market or private transactions, including accelerated share repurchases, at management's discretion. The program has no time limit and can be discontinued at any time.

As part of this repurchase program, on May 1, 2018, AbbVie announced a modified "Dutch auction" tender offer to purchase for cash up to $7.5 billion of its common stock at a price not less than $99.00 per share and not more than $114.00 per share. The tender offer expires at midnight Eastern Time, at the end of the day on May 29, 2018, unless extended or terminated by AbbVie.

During the three months ended March 31, 2018 and 2017, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $367 million as of March 31, 2018 and $400 million as of December 31, 2017. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.

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

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding governmental receivables in these countries, net of allowances for doubtful accounts, totaled $320 million as of March 31, 2018 and $255 million as of December 31, 2017. The company also continues to do business with foreign governments in certain oil-exporting countries that have experienced a deterioration in economic conditions, including Saudi Arabia and Russia, which may result in delays in the collection of receivables. Outstanding governmental receivables related to Saudi Arabia, net of allowances for doubtful accounts, were $143 million as of March 31, 2018 and $149 million as of December 31, 2017. Outstanding governmental receivables related to Russia, net of allowances for doubtful accounts, were $106 million as of March 31, 2018 and $152 million as of December 31, 2017. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Currently, AbbVie does not believe the economic conditions in oil-exporting countries will have a significant impact on the company’s liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of March 31, 2018.

2018 Form 10-Q |	31

Credit Facility, Access to Capital and Credit Ratings

Credit Facility

AbbVie currently has a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At March 31, 2018, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were insignificant. There were no amounts outstanding under the credit facility as of March 31, 2018 and December 31, 2017.

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

Credit Ratings

There were no changes in the company’s credit ratings during the three months ended March 31, 2018. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.

CRITICAL ACCOUNTING POLICIES

A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes in the company’s application of its critical accounting policies include the adoption of a new accounting standard that establishes a new revenue recognition framework. See Notes 1 and 2 to the condensed consolidated financial statements for additional information.

FORWARD-LOOKING STATEMENTS

Some statements in this quarterly report on Form 10-Q may be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, and changes to laws and regulations applicable to our industry. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2017, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2017.

2018 Form 10-Q |	32

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended March 31, 2018.

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

2018 Form 10-Q |	33

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 13 to the condensed consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 – January 31, 2018	2,920,187	(1)	$116.16	(1)	2,874,402	$3,701,741,091
February 1, 2018 – February 28, 2018	8,050,487	(1)	$113.81	(1)	8,043,265	$10,000,000,000	(2)
March 1, 2018 – March 31, 2018	35,246	(1)	$95.61	(1)	—	$10,000,000,000	(2)
Total	11,005,920	(1)	$114.38	(1)	10,917,667	$10,000,000,000	(2)

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares included the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 44,659 in January; 6,244 in February; and 1,108 in March, with average prices of $101.95 in January; $112.16 in February; and $112.47 in March.

These shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 1,126 in January; 978 in February; and 34,138 in March.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2.
On February 15, 2018, AbbVie's board of directors authorized a new $10.0 billion stock repurchase program. This new program superseded AbbVie's previous stock repurchase program, of which $2.7 billion remained available at the time of termination and under which no further purchases will be made. The new stock repurchase program permits purchases of AbbVie shares from time to time in open-market or private transactions, including accelerated share repurchases, at management's discretion. The program has no time limit and can be discontinued at any time.

As part of this repurchase program, on May 1, 2018, AbbVie announced a modified "Dutch auction" tender offer to purchase for cash up to $7.5 billion of its common stock at a price not less than $99.00 per share and not more than $114.00 per share. The tender offer expires at midnight Eastern Time, at the end of the day on May 29, 2018, unless extended or terminated by AbbVie.

2018 Form 10-Q |	34

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1	Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement*

10.2	Form of AbbVie Inc. Performance Share Award Agreement*

10.3	Form of AbbVie Inc. Non-Employee Director RSU Agreement (US)*

10.4	Form of AbbVie Inc. Non-Qualified Stock Option Agreement*

10.5	Form of AbbVie Inc. Non-Employee Director Non-Qualified Stock Option Agreement*

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 4, 2018, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

_______________________________________________________________________________

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2018 Form 10-Q |	35

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ William J. Chase
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: May 4, 2018

2018 Form 10-Q |	36