Form 10-Q
period 2018-06-30
AbbVie Inc.
filed 2018-08-07
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, AbbVie Inc. had 1,514,272,698 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

2018 Form 10-Q |	1

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Net revenues	$8,278	$6,944	$16,212	$13,482

Cost of products sold	1,934	1,529	3,861	3,145
Selling, general and administrative	1,760	1,509	3,551	2,882
Research and development	1,322	1,229	2,566	2,371
Acquired in-process research and development	—	15	69	15
Other expense	500	—	500	—
Total operating costs and expenses	5,516	4,282	10,547	8,413
Operating earnings	2,762	2,662	5,665	5,069

Interest expense, net	272	253	523	500
Net foreign exchange loss	8	6	16	19
Other expense, net	470	50	317	111
Earnings before income tax expense	2,012	2,353	4,809	4,439
Income tax expense	29	438	43	813
Net earnings	$1,983	$1,915	$4,766	$3,626

Per share data
Basic earnings per share	$1.26	$1.20	$3.00	$2.26
Diluted earnings per share	$1.26	$1.19	$2.99	$2.25
Cash dividends declared per common share	$0.96	$0.64	$1.92	$1.28

Weighted-average basic shares outstanding	1,568	1,595	1,579	1,595
Weighted-average diluted shares outstanding	1,572	1,600	1,584	1,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

2018 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Net earnings	$1,983	$1,915	$4,766	$3,626

Foreign currency translation adjustments, net of tax expense (benefit) of $(16) for the three months and $(19) for the six months ended June 30, 2018 and $33 for the three months and $33 for the six months ended June 30, 2017	(469)	249	(280)	419
Net investment hedging activities, net of tax expense (benefit) of $61 for the three months and $31 for the six months ended June 30, 2018 and $(86) for the three months and $(122) for the six months ended June 30, 2017	209	(153)	105	(217)
Pension and post-employment benefits, net of tax expense (benefit) of $7 for the three months and $16 for the six months ended June 30, 2018 and $7 for the three months and $15 for the six months ended June 30, 2017	49	2	71	13
Marketable security activities, net of tax expense (benefit) of $— for the three months and $— for the six months ended June 30, 2018 and $3 for the three months and $2 for the six months ended June 30, 2017	5	18	(2)	10
Cash flow hedging activities, net of tax expense (benefit) of $18 for the three months and $17 for the six months ended June 30, 2018 and $(2) for the three months and $(15) for the six months ended June 30, 2017	197	(122)	194	(187)
Other comprehensive income (loss)	(9)	(6)	88	38
Comprehensive income	$1,974	$1,909	$4,854	$3,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

2018 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and equivalents	$3,547	$9,303
Short-term investments	196	486
Accounts receivable, net	5,793	5,088
Inventories	1,580	1,605
Prepaid expenses and other	2,729	4,741
Total current assets	13,845	21,223

Investments	1,505	2,090
Property and equipment, net	2,787	2,803
Intangible assets, net	26,903	27,559
Goodwill	15,692	15,785
Other assets	909	1,326
Total assets	$61,641	$70,786

Liabilities and Equity
Current liabilities
Short-term borrowings	$3,511	$400
Current portion of long-term debt and lease obligations	3,019	6,015
Accounts payable and accrued liabilities	10,694	10,226
Total current liabilities	17,224	16,641

Long-term debt and lease obligations	30,579	30,953
Deferred income taxes	1,670	2,490
Other long-term liabilities	15,543	15,605

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,775,689,133 shares issued as of June 30, 2018 and 1,768,738,550 as of December 31, 2017	18	18
Common stock held in treasury, at cost, 261,561,225 shares as of June 30, 2018 and 176,607,525 as of December 31, 2017	(20,845)	(11,923)
Additional paid-in capital	14,596	14,270
Retained earnings	5,495	5,459
Accumulated other comprehensive loss	(2,639)	(2,727)
Total stockholders’ equity (deficit)	(3,375)	5,097

Total liabilities and equity	$61,641	$70,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

2018 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2018	2017
Cash flows from operating activities
Net earnings	$4,766	$3,626
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	234	213
Amortization of intangible assets	654	540
Change in fair value of contingent consideration liabilities	337	146
Stock-based compensation	276	217
Upfront costs and milestones related to collaborations	656	53
Other, net	118	134
Changes in operating assets and liabilities:
Accounts receivable	(805)	(167)
Inventories	(191)	1
Prepaid expenses and other assets	(546)	(128)
Accounts payable and other liabilities	12	(530)
Cash flows from operating activities	5,511	4,105

Cash flows from investing activities
Acquisitions and investments	(401)	(100)
Acquisitions of property and equipment	(233)	(221)
Purchases of investment securities	(637)	(1,391)
Sales and maturities of investment securities	1,511	1,346
Cash flows from investing activities	240	(366)

Cash flows from financing activities
Net change in commercial paper borrowings	111	23
Proceeds from issuance of other short-term borrowings	3,000	—
Repayments of long-term debt and lease obligations	(3,013)	(13)
Dividends paid	(2,668)	(2,051)
Purchases of treasury stock	(8,947)	(900)
Proceeds from the exercise of stock options	64	149
Payments of contingent consideration liabilities	(39)	—
Other, net	5	18
Cash flows from financing activities	(11,487)	(2,774)
Effect of exchange rate changes on cash and equivalents	(20)	23
Net change in cash and equivalents	(5,756)	988
Cash and equivalents, beginning of period	9,303	5,100

Cash and equivalents, end of period	$3,547	$6,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

2018 Form 10-Q |	5

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
Under the new standard, on January 1, 2018, the company recognized a cumulative-effect adjustment to retained earnings primarily related to certain deferred license revenues that were originally expected to be recognized through early 2020. The adjustment to the condensed consolidated balance sheet included: (i) a $42 million increase to prepaid expenses and other; (ii) a $39 million decrease to inventories; (iii) a $57 million decrease to accounts payable and accrued liabilities; (iv) a $75 million decrease to other long-term liabilities; (v) a $22 million increase to deferred income taxes; and (vi) a $124 million increase to retained earnings. Other cumulative-effect adjustments to the condensed consolidated balance sheet were insignificant.

2018 Form 10-Q |	6

The impact of adoption on the company’s condensed consolidated statement of earnings for the three and six months ended June 30, 2018 was as follows:

	Three months ended June 30, 2018			Six months ended June 30, 2018
(in millions, except per share data)	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Net revenues	$8,278	$8,291	$(13)	$16,212	$16,182	$30
Cost of products sold	1,934	1,939	(5)	3,861	3,845	16
Income tax expense	29	29	—	43	36	7
Net earnings	1,983	1,991	(8)	4,766	4,759	7
Diluted earnings per share	$1.26	$1.26	$—	$2.99	$2.99	$—
As of June 30, 2018, due to the impact of the adoption of ASU 2014-09, prepaid expenses and other were $101 million higher, inventories were $54 million lower, accounts payable and accrued liabilities were $46 million lower, other long-term liabilities were $46 million lower, deferred income taxes were $16 million higher and retained earnings were $131 million higher on the company’s condensed consolidated balance sheet than they would have been had ASU 2014-09 not been adopted. Other impacts to the condensed consolidated balance sheet were insignificant.
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
ASU No. 2017-07
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer continue to report the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented separately outside of income from operations and are not eligible for capitalization. AbbVie adopted the standard in the first quarter of 2018 and applied the income statement classification provisions of this standard retrospectively. As a result, the company reclassified income of $12 million from operating earnings to non-operating income for the three months and $24 million for the six months ended June 30, 2017. Additionally, the company recorded approximately $14 million of non-operating income for the three months and $18 million for the six months ended June 30, 2018 which would have been recorded in operating earnings under the previous guidance.
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
ASU No. 2018-02
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects related to adjustments to deferred taxes resulting from the December 2017 enactment of the Tax Cuts and Jobs Act. The standard will be effective for AbbVie starting with the first quarter of 2019, with early adoption permitted. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.
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

2018 Form 10-Q |	8

Note 3    Supplemental Financial Information

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Interest expense	$320	$284	$629	$557
Interest income	(48)	(31)	(106)	(57)
Interest expense, net	$272	$253	$523	$500
Inventories

(in millions)	June 30, 2018	December 31, 2017
Finished goods	$465	$610
Work-in-process	924	822
Raw materials	191	173
Inventories	$1,580	$1,605
Property and Equipment

(in millions)	June 30, 2018	December 31, 2017
Property and equipment, gross	$8,214	$8,071
Accumulated depreciation	(5,427)	(5,268)
Property and equipment, net	$2,787	$2,803
Depreciation expense was $119 million for the three months and $234 million for the six months ended June 30, 2018 and $110 million for the three months and $213 million for the six months ended June 30, 2017.
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

2018 Form 10-Q |	9

The following table summarizes the impact of the two-class method:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Basic EPS
Net earnings	$1,983	$1,915	$4,766	$3,626
Earnings allocated to participating securities	10	9	22	18
Earnings available to common shareholders	$1,973	$1,906	$4,744	$3,608
Weighted-average basic shares outstanding	1,568	1,595	1,579	1,595
Basic earnings per share	$1.26	$1.20	$3.00	$2.26

Diluted EPS
Net earnings	$1,983	$1,915	$4,766	$3,626
Earnings allocated to participating securities	10	9	22	18
Earnings available to common shareholders	$1,973	$1,906	$4,744	$3,608
Weighted-average shares of common stock outstanding	1,568	1,595	1,579	1,595
Effect of dilutive securities	4	5	5	7
Weighted-average diluted shares outstanding	1,572	1,600	1,584	1,602
Diluted earnings per share	$1.26	$1.19	$2.99	$2.25

Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 5 Licensing, Acquisitions and Other Arrangements

Cash outflows related to acquisitions and investments totaled $401 million for the six months ended June 30, 2018 and $100 million for the six months ended June 30, 2017. AbbVie recorded no acquired in-process research and development (IPR&D) charges for the three months ended June 30, 2018 and $69 million for the six months ended June 30, 2018. Acquired IPR&D charges were $15 million for the three and six months ended June 30, 2017.

Calico Life Sciences LLC
In June 2018, AbbVie and Calico Life Sciences LLC (Calico) entered into an extension of a collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. Under the terms of the agreement, AbbVie and Calico will each contribute an additional $500 million to the collaboration and the term is extended for an additional 3 years. Calico will be responsible for research and early development until 2022 and will advance collaboration projects through Phase 2a through 2027. Following completion of Phase 2a, AbbVie will have the option to exclusively license collaboration compounds. AbbVie will support Calico in its early research and development efforts and, upon exercise, would be responsible for late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both parties post option exercise. During the three months ended June 30, 2018, AbbVie recorded $500 million in other expense in the condensed consolidated statement of earnings related to its commitments under the agreement.

2018 Form 10-Q |	10

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

In the United States, both parties have co-exclusive rights to commercialize the products; however, AbbVie is the principal in the end-customer product sales. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of products. Sales of IMBRUVICA are included in AbbVie's net revenues. Janssen's share of profits is included in AbbVie's cost of products sold. Other costs incurred under the collaboration are reported in their respective expense line items, net of Janssen's share.

Outside the United States, Janssen is responsible for and has exclusive rights to commercialize IMBRUVICA. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of products. AbbVie's share of profits is included in AbbVie's net revenues. Other costs incurred under the collaboration are reported in their respective expense line items, net of Janssen's share.

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
United States - Janssen's share of profits (included in cost of products sold)	$325	$247	$601	$459
International - AbbVie's share of profits (included in net revenues)	157	98	295	192
Global - AbbVie's share of other costs (included in respective line items)	80	75	151	134

AbbVie’s receivable from Janssen, included in accounts receivable, net, was $167 million at June 30, 2018 and $124 million at December 31, 2017. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $310 million at June 30, 2018 and $253 million at December 31, 2017.
Note 7    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2017	$15,785
Foreign currency translation adjustments	(93)
Balance as of June 30, 2018	$15,692

The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of June 30, 2018, there were no accumulated goodwill impairment losses.

2018 Form 10-Q |	11

Intangible Assets, Net

The following table summarizes intangible assets:

	June 30, 2018			December 31, 2017
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$15,873	$(5,169)	$10,704	$16,138	$(4,982)	$11,156
License agreements	7,825	(1,616)	6,209	7,822	(1,409)	6,413
Total definite-lived intangible assets	23,698	(6,785)	16,913	23,960	(6,391)	17,569
Indefinite-lived research and development	9,990	—	9,990	9,990	—	9,990
Total intangible assets, net	$33,688	$(6,785)	$26,903	$33,950	$(6,391)	$27,559

Amortization expense was $324 million for the three months and $654 million for the six months ended June 30, 2018 and $269 million for the three months and $540 million for the six months ended June 30, 2017. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.

Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. Indefinite-lived intangible assets as of June 30, 2018 and December 31, 2017 related to the 2016 acquisitions of Stemcentrx and Boehringer Ingelheim compounds. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist. No impairment charges were recorded for the six months ended June 30, 2018 and 2017.
Note 8    Restructuring Plans

AbbVie recorded restructuring charges of $1 million for the three months and $23 million for the six months ended June 30, 2018 and $11 million for the three months and $27 million for the six months ended June 30, 2017.

The following table summarizes the cash activity in the restructuring reserve for the six months ended June 30, 2018:

(in millions)
Accrued balance as of December 31, 2017	$86
Restructuring charges	23
Payments and other adjustments	(21)
Accrued balance as of June 30, 2018	$88
Note 9    Financial Instruments and Fair Value Measures

Risk Management Policy

See Note 10 to the company's Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of AbbVie's risk management policy and use of derivative instruments.

Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $2.3 billion at June 30, 2018 and $2.2 billion at December 31, 2017, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally

2018 Form 10-Q |	12

less than eighteen months. Accumulated gains and losses as of June 30, 2018 will be reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.

The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $11.3 billion at June 30, 2018 and $7.7 billion at December 31, 2017.

The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company designated €3.6 billion aggregate principal amount of senior Euro notes as net investment hedges at June 30, 2018 and December 31, 2017. Realized and unrealized gains and losses from these hedges are included in AOCI.

AbbVie is a party to interest rate hedge contracts designated as fair value hedges with notional amounts totaling $11.8 billion at June 30, 2018 and December 31, 2017. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

No amounts are excluded from the assessment of effectiveness for cash flow hedges, net investment hedges or fair value hedges.

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	June 30, 2018	December 31, 2017	Balance sheet caption	June 30, 2018	December 31, 2017
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$100	$1	Accounts payable and accrued liabilities	$8	$120
Designated as cash flow hedges	Other assets	15	—	Other long-term liabilities	—	—
Not designated as hedges	Prepaid expenses and other	28	22	Accounts payable and accrued liabilities	32	29
Interest rate swaps designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	7	8
Interest rate swaps designated as fair value hedges	Other assets	—	—	Other long-term liabilities	637	393
Total derivatives		$143	$23		$684	$550

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Foreign currency forward exchange contracts	$169	$(78)	$121	$(139)

Assuming market rates remain constant through contract maturities, the company expects to transfer pre-tax unrealized losses of $16 million into cost of products sold for foreign currency cash flow hedges during the next 12 months.

2018 Form 10-Q |	13

Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized pre-tax gains in other comprehensive income (loss) of $270 million for the three months and $136 million for the six months ended June 30, 2018 and recognized pre-tax losses in other comprehensive income (loss) of $239 million for the three months and $339 million for the six months ended June 30, 2017.

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 11 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended June 30,		Six months ended June 30,
(in millions)	Statement of earnings caption	2018	2017	2018	2017
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$(46)	$46	$(90)	$63
Not designated as hedges	Net foreign exchange loss	128	(25)	69	(71)
Interest rate swaps designated as fair value hedges	Interest expense, net	(59)	47	(243)	32
Debt designated as hedged item in fair value hedges	Interest expense, net	59	(47)	243	(32)

Fair Value Measures

The fair value hierarchy consists of the following three levels:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2018:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$3,547	$867	$2,680	$—
Time deposits	67	—	67	—
Debt securities	1,549	—	1,549	—
Equity securities	9	9	—	—
Foreign currency contracts	143	—	143	—
Total assets	$5,315	$876	$4,439	$—
Liabilities
Interest rate hedges	$644	$—	$644	$—
Foreign currency contracts	40	—	40	—
Contingent consideration	4,821	—	—	4,821
Total liabilities	$5,505	$—	$684	$4,821

2018 Form 10-Q |	14

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

The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were determined based on prices obtained from commercial pricing services. The derivatives entered into by the company were valued using publicized spot curves for interest rate hedges and publicized forward curves for foreign currency contracts. The fair value measurements of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products still in development. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At June 30, 2018, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $180 million. Additionally, at June 30, 2018, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $410 million.

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Six months ended June 30,
(in millions)	2018	2017
Beginning balance	$4,534	$4,213
Change in fair value recognized in net earnings	337	146
Milestone payments	(50)	—
Ending balance	$4,821	$4,359

The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings.

2018 Form 10-Q |	15

Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of June 30, 2018 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$3,511	$3,508	$—	$3,508	$—
Current portion of long-term debt and lease obligations, excluding fair value hedges	3,026	3,026	998	2,028	—
Long-term debt and lease obligations, excluding fair value hedges	31,216	30,750	30,675	75	—
Total liabilities	$37,753	$37,284	$31,673	$5,611	$—

AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $76 million as of June 30, 2018. No significant cumulative upward or downward adjustments have been recorded for these investments as of June 30, 2018. Prior to the adoption of ASU No. 2016-01 discussed in Note 1, these investments were accounted for under the cost method and disclosed in the table below as of December 31, 2017.

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

Available-for-sale Securities

Substantially all of the company’s investments in debt securities were classified as available-for-sale with changes in fair value recognized in other comprehensive income. Debt securities classified as short-term were $128 million as of June 30, 2018 and $482 million as of December 31, 2017. Long-term debt securities mature primarily within five years. Estimated fair values of available-for-sale debt securities were generally determined based on prices obtained from commercial pricing services.

The following table is a summary of available-for-sale securities by type as of June 30, 2018:

	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Asset backed securities	$455	$1	$(2)	$454
Corporate debt securities	1,018	3	(3)	1,018
Other debt securities	78	—	(1)	77
Total	$1,551	$4	$(6)	$1,549

The following table is a summary of available-for-sale securities by type as of December 31, 2017:

	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Asset backed securities	$930	$1	$(3)	$928
Corporate debt securities	1,451	4	(2)	1,453
Other debt securities	144	—	(1)	143
Equity securities	4	2	(2)	4
Total	$2,529	$7	$(8)	$2,528

AbbVie had no other-than-temporary impairments as of June 30, 2018. Net realized gains (losses) were insignificant for both the three and six months ended June 30, 2018 and 2017.

Concentrations of Risk

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding governmental receivables in these countries, net of allowances for doubtful accounts, totaled $286 million as of June 30, 2018 and $255 million as of December 31, 2017. The company also continues to do business with foreign governments in certain oil-exporting countries that have experienced a deterioration in economic conditions, including Saudi Arabia and Russia, which may result in delays in the collection of receivables. Outstanding governmental receivables related to Saudi Arabia, net of allowances for doubtful accounts, were $162 million as of June 30, 2018 and $149 million as of December 31, 2017. Outstanding governmental receivables related to Russia, net of allowances for doubtful accounts, were $75 million as of June 30, 2018 and $152 million as of December 31, 2017. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Of total net accounts receivable, three U.S. wholesalers accounted for 59% as of June 30, 2018 and 56% as of December 31, 2017, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.

HUMIRA (adalimumab) is AbbVie’s single largest product and accounted for approximately 61% of AbbVie’s total net revenues for the six months ended June 30, 2018 and 66% for the six months ended June 30, 2017.

Debt and Credit Facilities

Short-term borrowings included commercial paper borrowings of $511 million as of June 30, 2018 and $400 million as of December 31, 2017. The weighted-average interest rate on commercial paper borrowings was 1.9% for the six months ended June 30, 2018 and 1.1% for the six months ended June 30, 2017.

2018 Form 10-Q |	17

On May 17, 2018, AbbVie entered into a $3.0 billion 364-day term loan credit agreement (term loan). In June 2018, the company drew on this term loan and as of June 30, 2018, $3.0 billion was outstanding and was included in short-term borrowings on the condensed consolidated balance sheet. Borrowings under the term loan bear interest at one month LIBOR plus applicable margin. The term loan may be prepaid without penalty upon prior notice and contains customary covenants, all of which the company was in compliance with as of June 30, 2018. In May 2018, the company also repaid $3.0 billion aggregate principal amount of its 1.80% senior notes at maturity.
Note 10 Post-Employment Benefits

The following is a summary of net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$72	$59	$144	$117	$5	$6	$13	$13
Interest cost	57	51	114	101	4	6	12	12
Expected return on plan assets	(110)	(95)	(221)	(190)	—	—	—	—
Amortization of actuarial losses and prior service costs	39	27	76	53	(3)	(1)	1	—
Net periodic benefit cost	$58	$42	$113	$81	$6	$11	$26	$25
The components of net periodic benefit cost other than service cost are included in other expense, net in the condensed consolidated statements of earnings.
Note 11 Equity

Stock-Based Compensation

Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Cost of products sold	$12	$10	$16	$13
Research and development	35	33	107	97
Selling, general and administrative	38	33	153	107
Pre-tax compensation expense	85	76	276	217
Tax benefit	19	18	48	65
After-tax compensation expense	$66	$58	$228	$152

Stock Options

During the six months ended June 30, 2018, primarily in connection with the company's annual grant, AbbVie granted 0.6 million stock options with a weighted-average grant-date fair value of $21.63. As of June 30, 2018, $11 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

2018 Form 10-Q |	18

RSAs, RSUs and Performance Shares

During the six months ended June 30, 2018, primarily in connection with the company's annual grant, AbbVie granted 3.8 million RSUs and performance shares with a weighted-average grant-date fair value of $114.69. As of June 30, 2018, $400 million of unrecognized compensation cost related to RSAs, RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

Cash Dividends

The following table summarizes quarterly cash dividends declared during 2018 and 2017:

2018			2017
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
06/14/18	08/15/18	$0.96	10/27/17	02/15/18	$0.71
02/15/18	05/15/18	$0.96	09/08/17	11/15/17	$0.64
			06/22/17	08/15/17	$0.64
			02/16/17	05/15/17	$0.64

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

As part of this repurchase program, on June 4, 2018, AbbVie completed a modified "Dutch auction" tender offer and paid an aggregate of $7.5 billion, excluding fees and related expenses, to repurchase 72.8 million shares at tender price of $103.00 per share.

In addition to the shares repurchased under the tender offer, AbbVie repurchased approximately 10.9 million shares in the open market for $1.3 billion during the six months ended June 30, 2018. These repurchases were made prior to the new $10.0 billion authorization. AbbVie's remaining stock repurchase authorization was $2.5 billion as of June 30, 2018.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2018:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post- employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2017	$(439)	$(203)	$(1,919)	$—	$(166)	$(2,727)
Other comprehensive income (loss) before reclassifications	(280)	105	9	(6)	110	(62)
Net losses reclassified from accumulated other comprehensive loss	—	—	62	4	84	150
Net current-period other comprehensive income (loss)	(280)	105	71	(2)	194	88
Balance as of June 30, 2018	$(719)	$(98)	$(1,848)	$(2)	$28	$(2,639)

Other comprehensive income for the six months ended June 30, 2018 included foreign currency translation adjustments totaling a loss of $280 million, which was principally due to the weakening of the Euro in the six months ended June 30, 2018 on the translation of the company’s assets denominated in the Euro.

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

The table below presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
(in millions) (brackets denote gains)	2018	2017	2018	2017
Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$36	$26	$77	$53
Tax benefit	(7)	(7)	(15)	(15)
Total reclassifications, net of tax	$29	$19	$62	$38
Cash flow hedging activities
Losses (gains) on designated cash flow hedges(b)	$46	$(46)	$90	$(63)
Tax expense (benefit)	(4)	4	(6)	5
Total reclassifications, net of tax	$42	$(42)	$84	$(58)

(a) Amounts are included in the computation of net periodic benefit cost (see Note 10).

(b) Amounts are included in cost of products sold (see Note 9).
Note 12 Income Taxes

The effective tax rate was 2% for the three months and 1% for the six months ended June 30, 2018 and 19% for the three months and 18% for the six months ended June 30, 2017. The effective tax rate in each period differed from the U.S. statutory tax rates of 21% in 2018 and 35% in 2017, principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions and business development activities.

The change in the effective tax rate for the three and six months ended June 30, 2018 over the prior year was principally due to the effects of the enactment of the Tax Cuts and Jobs Act (the “Act”) in December 2017. The Act significantly changes the U.S. corporate tax system, reducing the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on a mandatory deemed repatriation of earnings of certain foreign subsidiaries that were previously untaxed and creating new taxes on certain foreign sourced earnings. The Act also creates a territorial tax system that generally excludes dividends from foreign subsidiaries from U.S. taxation. Specific to 2018, there is a beneficial impact due to timing of provisions related to the earnings from certain foreign subsidiaries.

2018 Form 10-Q |	20

Given the complexity of the Act and anticipated guidance from the U.S. Treasury about implementing the Act, the company’s analysis and accounting for the tax effects of the enactment of the Act is preliminary. In the fourth quarter of 2017, the company recorded, as a direct result of the Act, $4.5 billion of transition tax expense, as well as $4.1 billion of net tax benefit for deferred tax remeasurement. Both of these amounts are provisional estimates, as the company has not fully completed its analysis and calculation of foreign earnings subject to the transition tax or its analysis of certain other aspects of the Act that could result in adjustments to the remeasurement of deferred tax balances. Upon completion of the analysis in 2018, these estimates may be adjusted through income tax expense in the consolidated statement of earnings. No adjustments to these provisional estimates were made during the three and six months ended June 30, 2018. The Act also created a minimum tax on certain foreign sourced earnings. The taxability of the foreign sourced earnings and the applicable tax rates are dependent on future events. While the company is still evaluating its accounting policy for the minimum tax on foreign sourced earnings, the provisional estimates of the tax effects of the Act were reported on the basis that the minimum tax will be recognized in tax expense in the year it is incurred as a period expense.

Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months by up to $272 million. At the time of separation, AbbVie and Abbott Laboratories (Abbott) entered into a tax sharing agreement which provides that Abbott is liable for and has indemnified AbbVie against all income tax liabilities for periods prior to the separation. Accordingly, Abbott will indemnify and hold AbbVie harmless if the tax positions are settled for amounts in excess of recorded liabilities, and AbbVie will not benefit if prior tax positions are resolved more favorably than recorded amounts.
Note 13 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $560 million as of June 30, 2018 and $445 million as of December 31, 2017. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

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

Several pending lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others are consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi-District Litigation (MDL) Rules as In re: AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission (FTC), generally allege Solvay's patent litigation involving AndroGel was sham litigation and the 2006 patent litigation settlement agreements and related agreements with three generic companies violate federal antitrust laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. These cases include: (a) four individual plaintiff lawsuits; (b) three purported class actions; and (c) Federal Trade Commission v. Actavis, Inc. et al. Following the district court's dismissal of all plaintiffs' claims, appellate proceedings led to the reinstatement of the claims regarding the patent litigation settlements, which are proceeding in the district court. In July 2018, the court denied the purported class members’ motion for class certification.

Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by three named direct purchasers of Niaspan and the other brought by ten named end-payer purchasers of Niaspan. The cases are consolidated for pre-trial proceedings in the United States District Court for the Eastern District of Pennsylvania under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. In October 2016, the Orange County, California District Attorney’s Office filed a lawsuit on behalf of the State of California regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition

2018 Form 10-Q |	21

provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees. In May 2018, the California Court of Appeals ruled that the District Attorney’s Office may not bring monetary claims beyond the scope of Orange County.

A suit is pending in the United States District Court for the Eastern District of Pennsylvania filed in September 2014 by the FTC against AbbVie and others, alleging that the 2011 patent litigation with two generic companies regarding AndroGel was sham litigation. The FTC's complaint seeks monetary damages and injunctive relief. In June 2018, following a bench trial, the court found for the FTC on its sham litigation claim and ordered a disgorgement remedy of $448 million, plus prejudgment interest. The court denied the FTC’s request for injunctive relief. AbbVie intends to appeal the court’s liability and disgorgement rulings and, based on an assessment of the merits of that appeal, no liability has been accrued for this matter.

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

Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 4,130 claims are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 200 claims against AbbVie are pending in various state courts. Plaintiffs generally seek compensatory and punitive damages. Six cases have gone to trial. Four of those have resulted in complete verdicts for AbbVie: three by juries in the United States District Court for the Northern District of Illinois in January, May, and June 2018, and one by a jury in the Cook County, Illinois Circuit Court in August 2017. Another case in the United States District Court for the Northern District of Illinois resulted in a jury verdict for AbbVie on two claims and for the plaintiff on one claim and an award of $150 million in punitive damages with no compensatory damages in July 2017. In orders from December 2017 and February 2018, the court vacated that verdict and ordered a new trial. In the March 2018 retrial, the jury reached a verdict for AbbVie on strict liability and fraud and for the plaintiff on negligence and awarded $200,000 in compensatory damages and $3 million in punitive damages, which is the subject of post-trial proceedings. Another case in the United States District Court for the Northern District of Illinois resulted in a jury verdict for AbbVie on strict liability and for the plaintiff on remaining claims and an award of $140,000 in compensatory damages and $140 million in punitive damages in August 2017. In July 2018, the court vacated that verdict and ordered a new trial.

Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Over ninety percent of the approximately 596 claims are pending in the United States District Court for the Southern District of Illinois, and the rest are pending in various other federal and state courts. Plaintiffs generally seek compensatory and punitive damages.

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

In June 2016, a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Similar lawsuits were filed between July 2017 and May 2018 against AbbVie and in some instances its chief executive officer in the same court by additional investment funds. Plaintiffs seek compensatory and punitive damages.

In May 2017, a shareholder derivative lawsuit, Ellis v. Gonzalez, et al., was filed in Delaware Chancery Court, alleging that AbbVie's directors breached their fiduciary duties in connection with statements made regarding the Shire transaction. The lawsuit sought unspecified compensatory damages for AbbVie, among other relief. In July 2018, the court dismissed this case with prejudice.

2018 Form 10-Q |	22

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

In April 2018, a lawsuit, Acerta Pharma B.V., AstraZeneca UK Ltd., and AstraZeneca Pharmaceuticals LP v. Pharmacyclics LLC and AbbVie Inc., was filed in the Federal District Court of Delaware alleging that IMBRUVICA infringes an Acerta patent. The plaintiffs seek damages.

2018 Form 10-Q |	23

Note 14 Segment Information

AbbVie operates in one business segment—pharmaceutical products. The following table details AbbVie’s worldwide net revenues:

	Three months ended June 30,		Six months ended June 30,

(in millions)	2018	2017	2018	2017
HUMIRA
United States	$3,521	$3,201	$6,524	$5,897
International	1,664	1,515	3,370	2,937
Total	$5,185	$4,716	$9,894	$8,834
IMBRUVICA
United States	$693	$528	$1,317	$985
Collaboration revenues	157	98	295	192
Total	$850	$626	$1,612	$1,177
HCV
United States	$422	$26	$765	$64
International	551	199	1,127	424
Total	$973	$225	$1,892	$488
Creon
United States	$219	$196	$428	$381
Lupron
United States	$180	$172	$357	$327
International	43	38	85	77
Total	$223	$210	$442	$404
Synthroid
United States	$193	$193	$375	$385
Synagis
International	$44	$40	$365	$340
AndroGel
United States	$128	$154	$258	$290
Duodopa
United States	$20	$14	$38	$28
International	88	67	173	133
Total	$108	$81	$211	$161
Sevoflurane
United States	$19	$19	$36	$37
International	94	85	183	174
Total	$113	$104	$219	$211
Kaletra
United States	$13	$19	$26	$38
International	78	91	138	187
Total	$91	$110	$164	$225
All other	$151	$289	$352	$586
Total net revenues	$8,278	$6,944	$16,212	$13,482

2018 Form 10-Q |	24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of June 30, 2018 and December 31, 2017 and the results of operations for the three and six months ended June 30, 2018 and 2017. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
Financial Results
The company's financial performance for the six months ended June 30, 2018 included delivering worldwide net revenues of $16.2 billion, operating earnings of $5.7 billion and diluted earnings per share of $2.99. Worldwide net revenues grew by 18% on a constant currency basis, driven primarily by the continued strength of HUMIRA and revenue growth related to IMBRUVICA and HCV product MAVYRET.
Diluted earnings per share was $2.99 for the six months ended June 30, 2018 and included the following after-tax costs: (i) $538 million related to the amortization of intangible assets; (ii) $500 million as a result of a collaboration agreement extension with Calico Life Sciences LLC (Calico); (iii) $337 million for the change in fair value of contingent consideration liabilities; (iv) litigation reserve charges of $100 million; (v) charitable contributions of $93 million to select U.S. not-for-profit organizations; (vi) milestone payments of $87 million; and (vii) $69 million for acquired in-process research and development (IPR&D). Financial results for the six months ended June 30, 2018 were also impacted by U.S. tax reform and the timing of the new legislation's phase in on certain subsidiaries. Additionally, financial results reflected continued added funding to support all stages of AbbVie’s emerging pipeline assets and continued investment in AbbVie’s growth brands.
The company generated cash flows from operations of $5.5 billion for the six months ended June 30, 2018, which AbbVie utilized to continue to enhance its pipeline through licensing and collaboration activities. The company also utilized cash flows from operations as well cash and investments to repurchase approximately 72.8 million shares for $7.5 billion as part of a modified "Dutch auction"

2018 Form 10-Q |	25

tender offer, repay $3.0 billion of senior notes at maturity, pay cash dividends to stockholders of $2.7 billion and repurchase approximately 10.9 million shares for $1.3 billion in the open market. In June 2018, AbbVie's board of directors declared a quarterly cash dividend of $0.96 per share of common stock payable in August 2018.
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

•
In June 2018, AbbVie announced that top-line results from the Phase 3 SELECT-EARLY clinical trial evaluating upadacitinib versus methotrexate in adult patients with moderate to severe RA who were methotrexate-naïve met all primary and ranked secondary endpoints. The safety profile of upadacitinib was consistent with previously reported clinical trials and no new safety signals were detected.

•	In July 2018, AbbVie initiated two Phase 3 clinical trials to evaluate the efficacy and safety of upadacitinib in subjects with moderate to severe atopic dermatitis.
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

2018 Form 10-Q |	26

•	In May 2018, AbbVie initiated a Phase 2b/3 clinical trial to evaluate the efficacy and safety of risankizumab versus placebo in subjects with moderately to severely active ulcerative colitis.
Oncology
IMBRUVICA

•
In April 2018, AbbVie submitted a supplemental New Drug Application (sNDA) to the FDA for IMBRUVICA in combination with Rituxan (rituximab) in patients with Waldenström’s macroglobulinemia (WM). In June, the FDA accepted the sNDA for priority review.

•
In April 2018, AbbVie initiated a Phase 3 clinical trial to evaluate the safety and efficacy of IMBRUVICA in combination with VENCLEXTA versus chlorambucil plus GAZYVA (obinutuzumab) for the first-line treatment of subjects with chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL).

•	In May 2018, AbbVie announced that results from the Phase 3 iLLUMINATE study evaluating IMBRUVICA in combination with GAZYVA in previously untreated CLL/SLL met its primary endpoint.

•
In June 2018, AbbVie announced that results from an interim analysis of the Phase 3 iNNOVATE study evaluating IMBRUVICA plus Rituxan in previously untreated and relapsed/refractory (R/R) patients with WM met its primary endpoint.

•
In July 2018, AbbVie announced that results from a Phase 3 study evaluating the addition of IMBRUVICA to a chemotherapy regimen consisting of five different agents used in combination did not meet its primary endpoint in a subset of untreated diffuse large B-cell lymphoma patients identified to have the non-germinal center B-cell or activated B-cell subtypes of this disease.

VENCLEXTA

•	In January 2018, AbbVie submitted an sNDA to the FDA for VENCLEXTA monotherapy in patients with CLL who are refractory to or have relapsed B-cell receptor pathway inhibitors.

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

•
In June 2018, the FDA approved VENCLEXTA in combination with Rituxan for the treatment of patients with CLL/SLL, with or without 17p deletion, who have received at least one prior therapy. VENCLEXTA plus Rituxan is the first oral-based, chemotherapy-free combination in CLL that allows patients an option for fixed treatment duration.

•
In July 2018, AbbVie submitted an sNDA to the FDA for VENCLEXTA in combination with a hypomethylating agent or in combination with low dose cytarabine for treatment of newly diagnosed patients with acute myeloid leukemia who are ineligible for intensive chemotherapy.

Rova-T

•
In March 2018, AbbVie announced top-line results from the Phase 2 TRINITY study evaluating rovalpituzumab tesirine (Rova-T) for third-line R/R small cell lung cancer (SCLC). Although Rova-T demonstrated single agent responses in advanced SCLC patients, after consulting with the FDA, based on the magnitude of effect across multiple parameters in this single-arm study, the company will not seek accelerated approval for Rova-T in third-line R/R SCLC. Ongoing Phase 3 studies will continue to investigate Rova-T in first- and second-line SCLC.

Other

•
In June 2018, Bristol-Myers Squibb Company (BMS) announced that results from the Phase 2 ELOQUENT-3 study evaluating the combination of Empliciti with pomalidomide/dexamethasone in R/R multiple myeloma patients met its primary endpoint. BMS and AbbVie are co-developing Empliciti, with BMS solely responsible for commercial activities.

2018 Form 10-Q |	27

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

•	In July 2018, the FDA approved ORILISSA (elagolix) for the management of moderate to severe pain associated with endometriosis.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2017.
RESULTS OF OPERATIONS
Net Revenues
The comparisons presented at constant currency rates reflect comparative local currency net revenues at the prior year’s foreign exchange rates. This measure provides information on the change in net revenues assuming that foreign currency exchange rates had not changed between the prior and current periods. AbbVie believes that the non-GAAP measure of change in net revenues at constant currency rates, when used in conjunction with the GAAP measure of change in net revenues at actual currency rates, may provide a more complete understanding of the company’s operations and can facilitate analysis of the company’s results of operations, particularly in evaluating performance from one period to another.

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2018	2017			2018	2017
United States	$5,449	$4,646	17.3%	17.3%	$10,239	$8,698	17.7%	17.7%
International	2,829	2,298	23.1%	17.8%	5,973	4,784	24.8%	17.1%
Net revenues	$8,278	$6,944	19.2%	17.4%	$16,212	$13,482	20.2%	17.5%

2018 Form 10-Q |	28

The following table details AbbVie’s worldwide net revenues:

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2018	2017			2018	2017
HUMIRA
United States	$3,521	$3,201	10.0%	10.0%	$6,524	$5,897	10.6%	10.6%
International	1,664	1,515	9.8%	4.4%	3,370	2,937	14.7%	6.7%
Total	$5,185	$4,716	10.0%	8.2%	$9,894	$8,834	12.0%	9.3%
IMBRUVICA
United States	$693	$528	31.1%	31.1%	$1,317	$985	33.7%	33.7%
Collaboration revenues	157	98	59.5%	59.5%	295	192	53.5%	53.5%
Total	$850	$626	35.6%	35.6%	$1,612	$1,177	36.9%	36.9%
HCV
United States	$422	$26	>100.0%	>100.0%	$765	$64	>100.0%	>100.0%
International	551	199	>100.0%	>100.0%	1,127	424	>100.0%	>100.0%
Total	$973	$225	>100.0%	>100.0%	$1,892	$488	>100.0%	>100.0%
Creon
United States	$219	$196	11.4%	11.4%	$428	$381	12.1%	12.1%
Lupron
United States	$180	$172	4.3%	4.3%	$357	$327	9.2%	9.2%
International	43	38	13.2%	11.0%	85	77	10.4%	6.6%
Total	$223	$210	5.9%	5.5%	$442	$404	9.5%	8.8%
Synthroid
United States	$193	$193	0.1%	0.1%	$375	$385	(2.6)%	(2.6)%
Synagis
International	$44	$40	10.1%	13.2%	$365	$340	7.3%	1.9%
AndroGel
United States	$128	$154	(16.8)%	(16.8)%	$258	$290	(11.1)%	(11.1)%
Duodopa
United States	$20	$14	41.6%	41.6%	$38	$28	36.4%	36.4%
International	88	67	31.0%	21.5%	173	133	29.7%	17.5%
Total	$108	$81	32.9%	25.1%	$211	$161	30.9%	20.8%
Sevoflurane
United States	$19	$19	(2.0)%	(2.0)%	$36	$37	(2.8)%	(2.8)%
International	94	85	10.8%	9.0%	183	174	5.1%	1.6%
Total	$113	$104	8.4%	6.9%	$219	$211	3.7%	0.9%
Kaletra
United States	$13	$19	(29.7)%	(29.7)%	$26	$38	(29.5)%	(29.5)%
International	78	91	(15.3)%	(16.7)%	138	187	(26.6)%	(28.9)%
Total	$91	$110	(17.8)%	(19.0)%	$164	$225	(27.1)%	(29.0)%
All other	$151	$289	(47.5)%	(57.9)%	$352	$586	(39.8)%	(53.1)%
Total net revenues	$8,278	$6,944	19.2%	17.4%	$16,212	$13,482	20.2%	17.5%

The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.

Global HUMIRA sales increased 8% for the three months and 9% for the six months ended June 30, 2018 primarily as a result of market growth across therapeutic categories and geographies as well as favorable pricing in certain geographies. In the United States, HUMIRA sales increased 10% for the three months and 11% for the six months ended June 30, 2018 driven by market growth across all indications and favorable pricing. Internationally, HUMIRA sales increased 4% for the three months and 7% for the six months ended June 30, 2018 driven primarily by market growth across indications. AbbVie continues to pursue strategies intended to further differentiate HUMIRA from competing products and add to the sustainability and future growth of HUMIRA.

2018 Form 10-Q |	29

Net revenues for IMBRUVICA represent product sales in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of IMBRUVICA profit. AbbVie's global IMBRUVICA revenues increased 36% for the three months and 37% for the six months ended June 30, 2018 as a result of continued penetration of IMBRUVICA as a first-line treatment for patients with chronic lymphocytic leukemia (CLL) as well as favorable pricing.

Global HCV sales increased by more than 100% for both the three and six months ended June 30, 2018 as a result of the launch of MAVYRET in certain geographies beginning in the second half of 2017 and was partially offset by a decrease in revenues of VIEKIRA.

Net revenues for Creon increased 11% for the three months and 12% for the six months ended June 30, 2018 driven primarily by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market.

Net revenues for Duodopa increased 25% for the three months and 21% for the six months ended June 30, 2018 primarily as a result of increased market penetration.

Gross Margin

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2018	2017	% change	2018	2017	% change
Gross margin	$6,344	$5,415	17%	$12,351	$10,337	19%
as a % of net revenues	77%	78%		76%	77%

Gross margin as a percentage of net revenues decreased for both the three and six months ended June 30, 2018 compared to the prior year. Gross margin percentage for both the three and six months ended June 30, 2018 was unfavorably impacted by the IMBRUVICA profit sharing arrangement, foreign exchange and higher intangible asset amortization, partially offset by the favorable impact of product mix.

Selling, General and Administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2018	2017	% change	2018	2017	% change
Selling, general and administrative	$1,760	$1,509	17%	$3,551	$2,882	23%
as a % of net revenues	21%	22%		22%	21%

Selling, general and administrative (SG&A) expenses as a percentage of net revenues decreased for the three months and increased for the six months ended June 30, 2018 compared to the prior year. SG&A expense percentage for the three months ended June 30, 2018 was favorably impacted by continued leverage from revenue growth and prior year results that included a $93 million charge to increase litigation reserves. These impacts were partially offset by new product launch expenses and charitable contributions of $120 million to select organizations. These charitable contributions are the first part of AbbVie's previously announced plan to make $350 million in contributions to U.S. not-for-profit organizations in 2018. For the six months ended June 30, 2018, new product launch expenses, charitable contributions and litigation reserve charges of $118 million resulted in an increase in SG&A expense percentage compared to the prior year.

2018 Form 10-Q |	30

Research and Development and Acquired In-Process Research and Development

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2018	2017	% change	2018	2017	% change
Research and development	$1,322	$1,229	7%	$2,566	$2,371	8%
as a % of net revenues	16%	18%		16%	18%
Acquired in-process research and development	$—	$15	(100)%	$69	$15	>100%

Research and Development (R&D) expenses for both the three and six months ended June 30, 2018 increased compared to the prior year principally due to increased funding to support all stages of the company’s emerging pipeline assets.

Acquired in-process research and development (IPR&D) expenses reflect upfront payments related to various collaborations. There were no individually significant transactions during both the three and six months ended June 30, 2018 and 2017.
Other Operating Expenses
Other operating expenses for the three and six months ended June 30, 2018 included a $500 million charge related to the extension of the previously announced Calico collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer.
Other Non-Operating Expenses

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Interest expense	$320	$284	$629	$557
Interest income	(48)	(31)	(106)	(57)
Interest expense, net	$272	$253	$523	$500

Net foreign exchange loss	$8	$6	$16	$19
Other expense, net	470	50	317	111

Interest expense, net increased for both the three and six months ended June 30, 2018 compared to the prior year primarily due to the unfavorable impact of higher interest rates on the company's floating rate obligations, partially offset by an increase in interest income due to a higher average cash and investments balance and higher interest rates.

Other expense, net included charges related to changes in fair value of the Boehringer Ingelheim and Stemcentrx contingent consideration liabilities of $485 million for the three months and $337 million for the six months ended June 30, 2018 compared to charges of $61 million for the three months and $146 million for the six months ended June 30, 2017. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates and other market-based factors. For the three and six months ended June 30, 2018, the change in fair value represented higher estimated future sales and the passage of time partially offset by the effect of rising interest rates.

Income Tax Expense

The effective tax rate was 2% for the three months and 1% for the six months ended June 30, 2018 and 19% for the three months and 18% for the six months ended June 30, 2017. The effective tax rate in each period differed from the U.S. statutory tax rates of 21% in 2018 and 35% in 2017, principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax exemptions and incentives in Puerto Rico and other foreign tax jurisdictions and business development activities.

2018 Form 10-Q |	31

The change in the effective tax rate for both the three and six months ended June 30, 2018 over the prior year was principally due to the effects of the enactment of the Tax Cuts and Jobs Act (the “Act”) in December 2017. The Act significantly changes the U.S. corporate tax system, reducing the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on a mandatory deemed repatriation of earnings of certain foreign subsidiaries that were previously untaxed and creating new taxes on certain foreign sourced earnings. The Act also creates a territorial tax system that generally excludes dividends from foreign subsidiaries from U.S. taxation. Specific to 2018, there is a beneficial impact due to timing of provisions related to the earnings from certain foreign subsidiaries.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
(in millions)	2018	2017
Cash flows provided by (used in):
Operating activities	$5,511	$4,105
Investing activities	240	(366)
Financing activities	(11,487)	(2,774)

Operating cash flows for the six months ended June 30, 2018 increased from the prior year due to improved results of operations resulting from revenue growth and an improvement in operating earnings. Operating cash flows also reflected AbbVie’s voluntary contributions to its principal domestic defined benefit plan of $150 million for both the six months ended June 30, 2018 and 2017. The company also made an additional voluntary contribution of $600 million to various other defined benefit plans in 2018.

Investing cash flows for the six months ended June 30, 2018 included net sales and maturities of investment securities totaling $874 million, payments made for acquisitions and investments of $401 million and capital expenditures of $233 million. Investing cash flows for the six months ended June 30, 2017 included capital expenditures of $221 million, payments made for acquisitions and investments of $100 million and net purchases of investment securities totaling $45 million.

Financing cash flows for the six months ended June 30, 2018 included proceeds from the issuance of a $3.0 billion 364-day term loan credit agreement (term loan) entered into on May 17, 2018. In June 2018, the company drew on this term loan and as of June 30, 2018, $3.0 billion was outstanding and was included in short-term borrowings on the condensed consolidated balance sheet. Borrowings under the term loan bear interest at one month LIBOR plus applicable margin. The term loan may be prepaid without penalty upon prior notice and contains customary covenants, all of which the company was in compliance with as of June 30, 2018. Financing cash flows for the six months ended June 30, 2018 also included the repayment of $3.0 billion aggregate principal amount of the company's 1.80% senior notes at maturity.

The company made cash dividend payments of $2.7 billion for the six months ended June 30, 2018 and $2.1 billion for the six months ended June 30, 2017. The increase in cash dividend payments was driven by an increase in the quarterly dividend rate. On June 14, 2018, the board of directors declared a quarterly cash dividend of $0.96 per share for stockholders of record at the close of business on July 13, 2018, payable on August 15, 2018. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.

On February 15, 2018, AbbVie's board of directors authorized a new $10.0 billion stock repurchase program, which superseded AbbVie's previous stock repurchase program. The new stock repurchase program permits purchases of AbbVie shares from time to time in open-market or private transactions, including accelerated share repurchases, at management's discretion. The program has no time limit and can be discontinued at any time. As part of this repurchase program, on June 4, 2018, AbbVie completed a modified "Dutch auction" tender offer and paid an aggregate of $7.5 billion, excluding fees and related expenses, to repurchase 72.8 million shares at tender price of $103.00 per share.

In addition to the shares repurchased under the tender offer, AbbVie repurchased approximately 10.9 million shares in the open market for $1.3 billion during the six months ended June 30, 2018. These repurchases were made prior to the new $10.0 billion authorization.

2018 Form 10-Q |	32

During the six months ended June 30, 2018 and 2017, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $511 million as of June 30, 2018 and $400 million as of December 31, 2017. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
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

AbbVie continues to do business with foreign governments in certain countries, including Greece, Portugal, Italy and Spain, which have historically experienced challenges in credit and economic conditions. Substantially all of AbbVie’s trade receivables in Greece, Portugal, Italy and Spain are with government health systems. Outstanding governmental receivables in these countries, net of allowances for doubtful accounts, totaled $286 million as of June 30, 2018 and $255 million as of December 31, 2017. The company also continues to do business with foreign governments in certain oil-exporting countries that have experienced a deterioration in economic conditions, including Saudi Arabia and Russia, which may result in delays in the collection of receivables. Outstanding governmental receivables related to Saudi Arabia, net of allowances for doubtful accounts, were $162 million as of June 30, 2018 and $149 million as of December 31, 2017. Outstanding governmental receivables related to Russia, net of allowances for doubtful accounts, were $75 million as of June 30, 2018 and $152 million as of December 31, 2017. Global economic conditions and customer-specific factors may require the company to periodically re-evaluate the collectability of its receivables and the company could potentially incur credit losses.

Currently, AbbVie does not believe the economic conditions in oil-exporting countries will have a significant impact on the company’s liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance outstanding as of June 30, 2018.
Credit Facility, Access to Capital and Credit Ratings
Credit Facility
AbbVie currently has a $3.0 billion five-year revolving credit facility, which matures in October 2019. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At June 30, 2018, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were insignificant. There were no amounts outstanding under the credit facility as of June 30, 2018 and December 31, 2017.
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
Credit Ratings
There were no changes in the company’s credit ratings during the six months ended June 30, 2018. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.

2018 Form 10-Q |	33

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

2018 Form 10-Q |	34

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended June 30, 2018.

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

2018 Form 10-Q |	35

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 13 to the condensed consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 – April 30, 2018	8,205	(1)	$92.75	(1)	—	$10,000,000,000	(2)
May 1, 2018 – May 31, 2018	1,063	(1)	$98.98	(1)	—	$10,000,000,000	(2)
June 1, 2018 – June 30, 2018	72,827,616	(1)	$103.00	(1)	72,815,534	$2,500,000,000	(2)
Total	72,836,884	(1)	$103.00	(1)	72,815,534	$2,500,000,000	(2)

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares included the shares deemed surrendered to AbbVie to pay the exercise price in connection with the exercise of employee stock options – 6,857 in April; zero in May; and zero in June, with an average price of $93.17 in April.

These shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 1,348 in April; 1,063 in May; and 12,082 in June.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2.
On February 15, 2018, AbbVie's board of directors authorized a new $10.0 billion stock repurchase program. This new program superseded AbbVie's previous stock repurchase program. The new stock repurchase program permits purchases of AbbVie shares from time to time in open-market or private transactions, including accelerated share repurchases, at management's discretion. The program has no time limit and can be discontinued at any time.

As part of this repurchase program, on June 4, 2018, AbbVie completed a modified "Dutch auction" tender offer and paid an aggregate of $7.5 billion, excluding fees and related expenses, to repurchase 72.8 million shares at tender price of $103.00 per share.

2018 Form 10-Q |	36

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1
*364-Day Term Loan Credit Agreement, dated as of May 17, 2018, among AbbVie, the lenders and other parties party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on May 18, 2018).

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

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

_______________________________________________________________________________
*  Incorporated herein by reference. Commission file number 001-35565.

2018 Form 10-Q |	37

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ William J. Chase
William J. Chase
Executive Vice President,
Chief Financial Officer

Date: August 7, 2018

2018 Form 10-Q |	38