Form 10-K
period 2018-12-31
AbbVie Inc.
filed 2019-02-27
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐       No ☒
The aggregate market value of the 1,498,817,459 shares of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of AbbVie Inc.'s most recently completed second fiscal quarter (June 30, 2018), was $138,865,437,576. AbbVie has no non-voting common equity.
Number of common shares outstanding as of February 8, 2019: 1,475,083,514
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2019 AbbVie Inc. Proxy Statement are incorporated by reference into Part III. The Definitive Proxy Statement will be filed on or about March 22, 2019.

ABBVIE INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

PART I
ITEM 1. BUSINESS

Overview
AbbVie(1) is a global, research-based biopharmaceutical company. AbbVie develops and markets advanced therapies that address some of the world's most complex and serious diseases. AbbVie's products are focused on treating conditions such as chronic autoimmune diseases in rheumatology, gastroenterology and dermatology; oncology, including blood cancers; virology, including hepatitis C virus (HCV) and human immunodeficiency virus (HIV); neurological disorders, such as Parkinson's disease; metabolic diseases, including thyroid disease and complications associated with cystic fibrosis; pain associated with endometriosis; as well as other serious health conditions. AbbVie also has a pipeline of promising new medicines in clinical development across such important medical specialties as immunology, oncology and neuroscience, with additional targeted investment in cystic fibrosis and women's health.
AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100% of the outstanding common stock of AbbVie to Abbott's shareholders.
Segments
AbbVie operates in one business segment—pharmaceutical products. See Note 15 to the Consolidated Financial Statements and the sales information related to HUMIRA, IMBRUVICA and MAVYRET included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
HUMIRA is sold in numerous other markets worldwide, including Japan, China, Brazil and Australia, and accounted for approximately 61% of AbbVie's total net revenues in 2018.
_______________________________________________________________________________

(1)
As used throughout the text of this report on Form 10-K, the terms "AbbVie" or "the company" refer to AbbVie Inc., a Delaware corporation, or AbbVie Inc. and its consolidated subsidiaries, as the context requires.

2018 Form 10-K | 1

Oncology products. AbbVie’s oncology products target some of the most complex and difficult-to-treat cancers. These products are:
           IMBRUVICA. IMBRUVICA (ibrutinib) is an oral, once-daily therapy that inhibits a protein called Bruton's tyrosine kinase (BTK). IMBRUVICA was one of the first medicines to receive a United States Food and Drug Administration (FDA) approval after being granted a Breakthrough Therapy Designation and is one of the few therapies to receive four separate designations. IMBRUVICA currently is approved for the treatment of adult patients with:

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
VENCLEXTA. VENCLEXTA (venetoclax) is a BCL-2 inhibitor used to treat adults with CLL or SLL, with or without 17p deletion, who have received at least one prior treatment. In addition, VENCLEXTA is used in combination with azacitidine, or decitabine, or low-dose cytarabine to treat adults with newly-diagnosed acute myeloid leukemia (AML) who are 75 years of age or older or have other medical conditions that prevent the use of standard chemotherapy.
       Virology Products. AbbVie's virology products address unmet needs for patients living with HCV and HIV.
HCV products.    AbbVie's HCV products are:
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
            Additional Virology products.     AbbVie's additional virology products include:
SYNAGIS. SYNAGIS (palivizumab) is a product marketed by AbbVie outside of the United States that protects at-risk infants from severe respiratory disease caused by respiratory syncytial virus (RSV).
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

2 | 2018 Form 10-K

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
AndroGel.    AndroGel (testosterone gel) is a testosterone replacement therapy for males diagnosed with symptomatic low testosterone due to certain underlying conditions.
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
 Other products.    AbbVie's other products include:
ORILISSA. ORILISSA (elagolix) is the first and only orally-administered, nonpeptide small molecule gonadotropin-releasing hormone (GnRH) antagonist specifically developed for women with moderate to severe endometriosis pain. The FDA approved ORILISSA under priority review. It represents the first FDA-approved oral treatment for the management of moderate to severe pain associated with endometriosis in over a decade. ORILISSA inhibits endogenous GnRH signaling by binding competitively to GnRH receptors in the pituitary gland. Administration results in dose-dependent suppression of luteinizing hormone and follicle-stimulating hormone, leading to decreased blood concentrations of ovarian sex hormones, estradiol and progesterone.
Duopa and Duodopa (carbidopa and levodopa).    AbbVie's levodopa-carbidopa intestinal gel for the treatment of advanced Parkinson's disease is marketed as Duopa in the United States and as Duodopa outside of the United States.
Sevoflurane.    Sevoflurane (sold under the trademarks Ultane and Sevorane) is an anesthesia product that AbbVie sells worldwide for human use.
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
In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. In 2018, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's sales in the United States. No individual wholesaler accounted for greater than 42% of AbbVie's 2018 gross revenues in the United States. Outside the United States, products are sold primarily to customers or through distributors, depending on the market served. These wholesalers purchase product from AbbVie under standard terms and conditions of sale.
Certain products are co-marketed or co-promoted with other companies. AbbVie has no single customer that, if the customer were lost, would have a material adverse effect on the company's business. No material portion of AbbVie's

2018 Form 10-K | 3

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
Biosimilars.    Competition for AbbVie’s biologic products is affected by the approval of follow-on biologics, also known as “biosimilars.” Biologics have added major therapeutic options for the treatment of many diseases, including some for which therapies were unavailable or inadequate. The cost of developing and producing biologic therapies is typically dramatically higher than for conventional (small molecule) medications, and many biologic medications are used for ongoing treatment of chronic diseases, such as rheumatoid arthritis or inflammatory bowel disease, or for the treatment of previously untreatable cancer. Significant investments in biologics infrastructure and manufacturing are necessary to produce biologic products.
HUMIRA is now facing direct biosimilar competition in Europe and other countries, which represent approximately 75% of AbbVie's international HUMIRA business or approximately 25% of total global HUMIRA revenues. AbbVie will continue to face competitive pressure from these biologics and from orally administered products.
In the United States, the FDA regulates biologics under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and implementing regulations. The enactment of federal health care reform legislation in March 2010 provided a pathway for approval of biosimilars under the Public Health Service Act, but the approval process for, and science behind, biosimilars is more complex than the approval process for, and science behind, generic or other follow-on versions of small molecule products. Approval by the FDA is dependent upon many factors, including a showing that the biosimilar is "highly similar" to the original product and has no clinically meaningful differences from the original product in terms of safety, purity and potency. The types of data that could ordinarily be required in an application to show similarity may include analytical data, bioequivalence studies and studies to demonstrate chemical similarity, animal studies (including toxicity studies) and clinical studies.
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
Intellectual Property Protection and Regulatory Exclusivity
Generally, upon approval, products may be entitled to certain kinds of exclusivity under applicable intellectual property and regulatory regimes. AbbVie’s intellectual property is materially valuable to the company, and AbbVie seeks patent protection, where available, in all significant markets and/or countries for each product in development. In the United States, the expiration date for patents is 20 years after the filing date. Given that patents relating to pharmaceutical products are often obtained early in the development process and given the amount of time needed to complete clinical trials and other development activities required for regulatory approval, the length of time between product launch and patent expiration is significantly less than 20 years. The Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the Hatch-Waxman Act) permits a patent holder to seek a patent extension, commonly called a “patent term restoration,” for patents on products (or processes for making the product) regulated by the Federal Food, Drug, and Cosmetic Act. The length of the patent extension is roughly based on 50 percent of the period of time from the filing of an Investigational New Drug Application (NDA) for a compound to the submission of the NDA for such compound, plus 100 percent of the time period from NDA submission to regulatory approval. The extension, however, cannot exceed five years and the patent term remaining after

4 | 2018 Form 10-K

regulatory approval cannot exceed 14 years. Biological products licensed under the Public Health Service Act are similarly eligible for terms of patent restoration.
Pharmaceutical products may be entitled to other forms of legal or regulatory exclusivity upon approval. The scope, length, and requirements for each of these exclusivities vary both in the United States and in other jurisdictions. In the United States, if the FDA approves a drug product that contains an active ingredient not previously approved, the product is typically entitled to five years of non-patent regulatory exclusivity. Other products may be entitled to three years of exclusivity if approval was based on the FDA’s reliance on new clinical studies essential to approval submitted by the NDA applicant. If the NDA applicant studies the product for use by children, the FDA may grant pediatric exclusivity, which extends by 180 days all existing exclusivities (patent and regulatory) related to the product. For products that are either used to treat conditions that afflict a relatively small population or for which there is not a reasonable expectation that the research and development costs will be recovered, the FDA may designate the pharmaceutical as an orphan drug and grant it seven years of market exclusivity.
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
Biologics may be entitled to exclusivity under the Biologics Price Competition and Innovation Act, which was passed on March 23, 2010 as Title VII to the Patient Protection and Affordable Care Act. The law provides a pathway for approval of biosimilars following the expiration of 12 years of regulatory exclusivity for the innovator biologic and a potential additional 180 day-extension term for conducting pediatric studies. Biologics are also eligible for orphan drug exclusivity, as discussed above. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity, and enforceability. The European Union has also created a pathway for approval of biosimilars and has published guidelines for approval of certain biosimilar products. The more complex nature of biologics and biosimilar products has led to close regulatory scrutiny over, and more rigorous requirements for approval of, follow-on biosimilar products, which can reduce the effect of biosimilars on sales of the innovator biologic as compared to the sales erosion caused by generic versions of small molecule pharmaceutical products.
AbbVie owns or has licensed rights to a substantial number of patents and patent applications. AbbVie licenses or owns a patent portfolio of thousands of patent families, each of which includes United States patent applications and/or issued patents and may also contain the non-United States counterparts to these patents and applications.
These patents and applications, including various patents that expire during the period 2019 to the late 2030s, in aggregate are believed to be of material importance in the operation of AbbVie’s business. However, AbbVie believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark HUMIRA), are material in relation to the company’s business as a whole. The United States composition of matter (that is, compound) patent covering adalimumab expired in December 2016, and the equivalent European Union patent expired in October 2018 in the majority of European Union countries. In the United States, non-composition of matter patents covering adalimumab expire no earlier than 2022.
In addition, the following patents, licenses, and trademarks are significant: those related to ibrutinib (which is sold under the trademark IMBRUVICA) and those related to glecaprevir and pibrentasvir (which are sold under the trademarks MAVYRET and MAVIRET). The United States composition of matter patent covering ibrutinib is expected to expire in 2027. The United States composition of matter patents covering glecaprevir and pibrentasvir are expected to expire in 2032.

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

2018 Form 10-K | 5

Licensing and Other Arrangements
In addition to its independent efforts to develop and market products, AbbVie enters into arrangements such as licensing arrangements, option-to-license arrangements, strategic alliances, co-promotion arrangements, co-development and co-marketing agreements, and joint ventures. These licensing and other arrangements typically include, among other terms and conditions, non-refundable upfront license fees, option fees and option exercise payments (if applicable), milestone payments and royalty and/or profit sharing obligations. See Note 5, "Licensing, Acquisitions and Other Arrangements—Other Licensing & Acquisitions Activity," to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."
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

6 | 2018 Form 10-K

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
Even if an NDA or a BLA receives approval, the applicant must comply with post-approval requirements. For example, holders of an approval must report adverse reactions, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional materials and activities. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and certain changes to the manufacturing procedures and finished product must be included in the NDA or BLA and approved by the FDA prior to implementation. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and record keeping requirements. In addition, as a condition of approval, the FDA may require post-marketing testing and surveillance to further assess and monitor the product's safety or efficacy after commercialization, which may require additional clinical trials, patient registries, observational data or additional work on chemistry, manufacturing and controls. Any post-approval regulatory obligations, and the cost of complying with such obligations, could expand in the future.
        Outside the United States.    AbbVie is subject to similar regulatory requirements outside the United States for approval and marketing of pharmaceutical products. AbbVie must obtain approval of a clinical trial application or product from the applicable regulatory authorities before it can commence clinical trials or marketing of the product. The approval requirements and process for each country can vary, and the time required to obtain approval may be longer or shorter than that required for FDA approval in the United States. For example, AbbVie may submit marketing authorizations in the European Union under either a centralized or decentralized procedure. The centralized procedure is mandatory for the approval of biotechnology products and many pharmaceutical products and provides for a single marketing authorization that is valid for all European Union member states. Under the centralized procedure, a single marketing authorization application is submitted to the European Medicines Agency (EMA). After the agency evaluates the application, it makes a recommendation to the European Commission, which then makes the final determination on whether to approve the application. The decentralized procedure provides for mutual recognition of individual national approval decisions and is available for products that are not subject to the centralized procedure.
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
Regulation—Commercialization, Distribution and Manufacturing
The manufacture, marketing, sale, promotion and distribution of AbbVie's products are subject to comprehensive government regulation. Government regulation by various national, regional, federal, state and local agencies, both in the United States and other countries, addresses (among other matters) inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, labeling, packaging, marketing and promotion, pricing and reimbursement, sampling, distribution, quality control, post-marketing surveillance, record keeping, storage and disposal practices. AbbVie's operations are also affected by trade regulations in many countries that limit the import of raw

2018 Form 10-K | 7

materials and finished products and by laws and regulations that seek to prevent corruption and bribery in the marketplace (including the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act, which provide guidance on corporate interactions with government officials) and require safeguards for the protection of personal data. In addition, AbbVie is subject to laws and regulations pertaining to health care fraud and abuse, including state and federal anti-kickback and false claims laws in the United States. Prescription drug manufacturers such as AbbVie are also subject to taxes, as well as application, product, user and other fees.
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
Access to human health care products continues to be a subject of oversight, investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. A major focus is cost containment. Efforts to reduce health care costs are also being made in the private sector, notably by health care payers and providers, which have instituted various cost reduction and containment measures. AbbVie expects insurers and providers to continue attempts to reduce the cost of health care products. Outside the United States, many countries control the price of health care products directly or indirectly, through reimbursement, payment, pricing, coverage limitations, or compulsory licensing. Political and budgetary pressures in the United States and in other countries may also heighten the scope and severity of pricing pressures on AbbVie's products for the foreseeable future.
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

8 | 2018 Form 10-K

countries worldwide either have adopted or are considering similar laws requiring disclosure of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.
AbbVie expects debate to continue during 2019 at all government levels worldwide over the marketing, availability, method of delivery and payment for health care products and services. AbbVie believes that future legislation and regulation in the markets it serves could affect access to health care products and services, increase rebates, reduce prices or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceuticals industry, or require additional reporting and disclosure. It is not possible to predict the extent to which AbbVie or the health care industry in general might be affected by the matters discussed above.
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
Most governments also promote generic substitution by mandating or permitting a pharmacist to substitute a different manufacturer's generic version of a pharmaceutical product for the one prescribed and by permitting or mandating that health care professionals prescribe generic versions in certain circumstances. Many governments are also following a similar path for biosimilar therapies. In addition, governments use reimbursement lists to limit the pharmaceutical products that are eligible for reimbursement by national health care systems.
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
        Emerging Markets.    Many emerging markets take steps to reduce pharmaceutical product prices, in some cases through direct price controls and in others through the promotion of generic/biosimilar alternatives to branded pharmaceuticals.
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
Environmental Matters
AbbVie believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. AbbVie's capital expenditures for pollution control in 2018 were approximately $20 million and operating expenditures were approximately $31 million. In 2019, capital expenditures for pollution control are estimated to be approximately $26 million and operating expenditures are estimated to be approximately $33 million.
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

2018 Form 10-K | 9

Employees
AbbVie employed approximately 30,000 persons as of January 31, 2019. Outside the United States, some of AbbVie's employees are represented by unions or works councils. AbbVie believes that it has good relations with its employees.
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
As patents for certain of its products expire, AbbVie will or could face competition from lower priced generic or biosimilar products. The expiration or loss of patent protection for a product typically is followed promptly by substitutes that may significantly reduce sales for that product in a short amount of time. If AbbVie's competitive position is compromised because of generics, biosimilars or otherwise, it could have a material adverse effect on AbbVie's business and results of operations. In addition, proposals emerge from time to time for legislation to further encourage the early and rapid approval of generic drugs or biosimilars. Any such proposals that are enacted into law could increase the impact of generic competition.
AbbVie's principal patents and trademarks are described in greater detail in Item 1, "Business—Intellectual Property Protection and Regulatory Exclusivity" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and litigation regarding these patents is described in Item 3, "Legal Proceedings." The United States composition of matter patent for HUMIRA, which is AbbVie's largest product and had worldwide net revenues of approximately $19.9 billion in 2018, expired in December 2016, and the equivalent European Union patent expired in the majority of European Union countries in October 2018.

10 | 2018 Form 10-K

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
HUMIRA accounted for approximately 61% of AbbVie's total net revenues in 2018. Any significant event that adversely affects HUMIRA's revenues could have a material adverse impact on AbbVie's results of operations and cash flows. These events could include loss of patent protection for HUMIRA, the commercialization of biosimilars of HUMIRA, the discovery of previously unknown side effects or impaired efficacy, increased competition from the introduction of new, more effective or less expensive treatments and discontinuation or removal from the market of HUMIRA for any reason.

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

2018 Form 10-K | 11

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
The Biologics Price Competition and Innovation Act creates a framework for the approval of biosimilars in the United States and could allow competitors to reference data from biologic products already approved. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies are developing biosimilars in other countries that could and do compete with AbbVie’s biologic products, including HUMIRA. As competitors obtain marketing approval for biosimilars referencing AbbVie’s biologic products, AbbVie’s products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Expiration or successful challenge of AbbVie’s applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired. As a result, AbbVie could face more litigation and administrative proceedings with respect to the validity and/or scope of patents relating to its biologic products.

12 | 2018 Form 10-K

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

2018 Form 10-K | 13

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

14 | 2018 Form 10-K

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
AbbVie's business is subject to risks associated with doing business internationally, including in emerging markets. Net revenues outside of the United States make up approximately 34% of AbbVie's total net revenues in 2018. The risks associated with AbbVie's operations outside the United States include:

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

2018 Form 10-K | 15

If AbbVie does not effectively and profitably commercialize its products, AbbVie's revenues and financial condition could be adversely affected.
AbbVie must effectively and profitably commercialize its principal products by creating and meeting continued market demand; achieving market acceptance and generating product sales; ensuring that the active pharmaceutical ingredient(s) for a product and the finished product are manufactured in sufficient quantities and in compliance with requirements of the FDA and similar foreign regulatory agencies and with acceptable quality and pricing to meet commercial demand; and ensuring that the entire supply chain efficiently and consistently delivers AbbVie's products to its customers. The commercialization of AbbVie products may not be successful due to, among other things, unexpected challenges from competitors, new safety issues or concerns being reported that may impact or narrow approved indications, the relative price of AbbVie's product as compared to alternative treatment options and changes to a product's label that further restrict its marketing. If the commercialization of AbbVie's principal products is unsuccessful, AbbVie's ability to generate revenue from product sales will be adversely affected.

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
In 2018, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's sales in the United States. If one of its significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with AbbVie, and AbbVie may be unable to collect all the amounts that the distributor owes it on a timely basis or at all, which could negatively impact AbbVie's business and results of operations.

AbbVie has debt obligations that could adversely affect its business and its ability to meet its obligations.
The amount of debt that AbbVie has incurred and intends to incur could have important consequences to AbbVie and its investors. These consequences include, among other things, requiring a portion of AbbVie's cash flow from operations to make interest payments on this debt and reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow AbbVie's business. To the extent AbbVie incurs additional indebtedness or interest rates increase, these risks could increase. In addition, AbbVie's cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and AbbVie may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance its debt.

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

16 | 2018 Form 10-K

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
AbbVie relies on sophisticated software applications and complex information technology systems to operate its business. These systems are potentially vulnerable to malicious intrusion, random attack, loss of data privacy, disruption, degradation or breakdown. Data privacy or security breaches by employees or others may result in the failure of critical business operations or may cause sensitive data, including intellectual property, trade secrets or personal information belonging to AbbVie, its patients, customers or business partners, to be exposed to unauthorized persons or to the public. Although AbbVie has invested in the protection of its data and information technology and also monitors its systems on an ongoing basis, there can be no assurance that these efforts will prevent breakdowns or breaches in AbbVie's information technology systems that could adversely affect AbbVie's business. Such adverse consequences could include loss of revenue, or the loss of critical or sensitive information from AbbVie’s or third-party providers’ databases or IT systems and could also result in legal, financial, reputational or business harm to AbbVie and potentially substantial remediation costs.

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

2018 Form 10-K | 17

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

18 | 2018 Form 10-K

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

2018 Form 10-K | 19

ITEM 3. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 14, "Legal Proceedings and Contingencies" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

20 | 2018 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table lists AbbVie's executive officers, each of whom was first appointed as an AbbVie corporate officer in December 2012, except as otherwise indicated:

Name	Age	Position
Richard A. Gonzalez	65	Chairman of the Board and Chief Executive Officer
Carlos Alban	56	Vice Chairman, Chief Commercial Officer
Laura J. Schumacher	55	Vice Chairman, External Affairs and Chief Legal Officer
Michael E. Severino, M.D.*	53	Vice Chairman and President
William J. Chase	51	Executive Vice President, Finance and Administration
Henry O. Gosebruch*	46	Executive Vice President and Chief Strategy Officer
Timothy J. Richmond	52	Executive Vice President, Chief Human Resources Officer
Azita Saleki-Gerhardt, Ph.D.	55	Executive Vice President, Operations
Nicholas Donoghoe, M.D.*	38	Senior Vice President, Enterprise Innovation
Robert A. Michael*	48	Senior Vice President, Chief Financial Officer
Jeffrey R. Stewart*	50	Senior Vice President, U.S. Commercial Operations
Brian L. Durkin*	58	Vice President, Controller
_______________________________________________________________________________

*
Dr. Severino was first appointed as a corporate officer in June 2014; Mr. Gosebruch was first appointed as a corporate officer in December 2015; Dr. Donoghoe was first appointed as a corporate officer in January 2019; Mr. Michael was first appointed as a corporate officer in December 2015; Mr. Stewart was first appointed as a corporate officer in December 2018; and Mr. Durkin was first appointed as a corporate officer in October 2018.

Mr. Gonzalez is the Chairman and Chief Executive Officer of AbbVie. He served as Abbott’s Executive Vice President of the Pharmaceutical Products Group from July 2010 to December 2012, and was responsible for Abbott’s worldwide pharmaceutical business, including commercial operations, research and development, and manufacturing. He also served as President, Abbott Ventures Inc., Abbott’s medical technology investment arm, from 2009 to 2011. Mr. Gonzalez joined Abbott in 1977 and held various management positions.

Mr. Alban is AbbVie’s Vice Chairman, Chief Commercial Officer, responsible for global commercial operations of the company, including the Pharmacyclics commercial functions. He previously served as Executive Vice President, Commercial Operations from 2013 to 2018. He served as Abbott’s Senior Vice President, Proprietary Pharmaceutical Products, Global Commercial Operations from 2011 to 2012, as Senior Vice President, International Pharmaceuticals from 2009 to 2011, as Vice President, Western Europe and Canada from 2007 to 2009, and as Vice President, European Operations from 2006 to 2007. Mr. Alban joined Abbott in 1986.
Ms. Schumacher is AbbVie’s Vice Chairman, External Affairs and Chief Legal Officer, responsible for legal, ethics and compliance, corporate governance, corporate aviation, and all externally-facing functions including health economics outcomes research, government affairs, corporate responsibility, brand and communications. Prior to her current appointment in 2018, she served as AbbVie’s Executive Vice President, External Affairs, General Counsel and Corporate Secretary. Prior to AbbVie’s separation from Abbott, Ms. Schumacher served as Executive Vice President, General Counsel and Corporate Secretary from 2007 to 2012. Both at Abbott and AbbVie, Ms. Schumacher also led Licensing and Acquisition and Ventures and Early Stage Collaborations. At Abbott, Ms. Schumacher was also responsible for its Office of Ethics and Compliance. Ms. Schumacher joined Abbott in 1990. She serves on the board of General Dynamics Corporation.
Dr. Severino is AbbVie’s Vice Chairman and President, responsible for research and development, human resources, operations, and the corporate strategy office. He served as Executive Vice President, Research and Development and Chief Scientific Officer from 2014 to 2018. Dr. Severino served at Amgen Inc. as Senior Vice President, Global Development and Corporate Chief Medical Officer from 2012 to 2014, as Vice President, Global Development from 2010 to 2012 and as Vice President, Therapeutic Area Head, General Medicine and Inflammation Global Clinical Development from 2007 to 2012. He joined AbbVie in 2014.

2018 Form 10-K | 21

Mr. Chase is AbbVie’s Executive Vice President, Finance and Administration, responsible for all financial and administrative functions of the company. He previously served as Executive Vice President, Chief Financial Officer from 2013 to 2018. He served as Abbott’s Vice President, Licensing and Acquisitions from 2010 to 2012, as Vice President, Treasurer from 2007 to 2010, and as Divisional Vice President, Controller of Abbott International from 2004 to 2007. Mr. Chase joined Abbott in 1989.
Mr. Gosebruch is AbbVie's Executive Vice President and Chief Strategy Officer. He worked for more than 20 years in the Mergers & Acquisitions Group at J.P. Morgan Securities LLC, serving as Managing Director since 2007 and as Co-Head of M&A North America during 2015. Mr. Gosebruch joined AbbVie in 2015.
Mr. Richmond is AbbVie’s Executive Vice President, Chief Human Resources Officer. He served as Senior Vice President, Human Resources from 2013 to 2018. Mr. Richmond served as Abbott’s Divisional Vice President of Compensation & Benefits from 2008 to 2012, as Group Vice President of Talent and Rewards from 2007 to 2008, and as Divisional Vice President of Talent Acquisition from 2006 to 2007. Mr. Richmond joined Abbott in 2006.
Dr. Saleki-Gerhardt is AbbVie’s Executive Vice President, Operations. She served as Senior Vice President, Operations from 2013 to 2018. Dr. Saleki-Gerhardt served as Abbott’s Vice President, Pharmaceuticals Manufacturing and Supply from 2011 to 2012, and as Divisional Vice President, Quality Assurance, Global Pharmaceutical Operations from 2008 to 2011. Dr. Saleki-Gerhardt joined Abbott in 1993. She serves on the board of Entegris Inc.
Dr. Donoghoe is AbbVie's Senior Vice President, Enterprise Innovation. He previously served as a Partner at McKinsey & Company, leading the firm's West Coast pharma and biotechnology practice. Dr. Donoghoe joined the firm in 2007 and supported multiple successful launches in therapeutic areas such as oncology, immunology, and primary care. He joined AbbVie in 2019.
Mr. Michael is AbbVie’s Senior Vice President, Chief Financial Officer. Mr. Michael previously served as Vice President, Controller from March 2017 to October 2018. He became an AbbVie officer in 2015 and served as AbbVie’s Vice President, Treasurer from 2015 to 2016, as Vice President, Controller, Commercial Operations from 2013 to 2015 and Vice President, Financial Planning and Analysis from 2012 to 2013. At Abbott, Mr. Michael served as Division Controller, Nutrition Supply Chain from 2010 to 2012. Mr. Michael joined Abbott in 1993.
Mr. Stewart is AbbVie’s Senior Vice President, U.S. Commercial Operations. Mr. Stewart previously served as AbbVie’s President, Commercial Operations from 2013 to 2018. Prior to AbbVie’s separation from Abbott, he served as Vice President, Abbott Proprietary Pharmaceutical Division, United States. Mr. Stewart joined Abbott in 1992.
Mr. Durkin is AbbVie’s Vice President, Controller. Mr. Durkin previously served as Vice President, Internal Audit from 2016 to 2018. Prior to joining AbbVie, he served as Vice President of Finance and Division Controller for Abbott’s Vision Care business from 2009 to 2016 and Controller Pharmaceutical Research and Development from 2005 to 2009. Mr. Durkin joined Abbott in 1986.
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

22 | 2018 Form 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market
The principal market for AbbVie's common stock is the New York Stock Exchange (Symbol: ABBV). AbbVie's common stock is also listed on the Chicago Stock Exchange and traded on various regional and electronic exchanges.
Stockholders
There were 48,516 stockholders of record of AbbVie common stock as of January 31, 2019.
Dividends
On November 2, 2018, AbbVie's board of directors declared an increase in the quarterly cash dividend from $0.96 per share to $1.07 per share, payable on February 15, 2019 to stockholders of record as of January 15, 2019. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors. Moreover, if AbbVie determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.
Performance Graph
The following graph compares the cumulative total returns of AbbVie, the S&P 500 Index and the NYSE Arca Pharmaceuticals Index for the period from December 31, 2013 through December 31, 2018. This graph assumes $100 was invested in AbbVie common stock and each index on December 31, 2013 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

2018 Form 10-K | 23

This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of AbbVie's filings under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	4,246	(1)	$88.24	(1)	—	$1,500,000,050
November 1, 2018 - November 30, 2018	17,119,956	(1)	$87.62	(1)	17,118,625	$8,924
December 1, 2018 - December 31, 2018	8,546,698	(1)	$87.89	(1)	8,533,255	$4,250,016,122	(2)
Total	25,670,900	(1)	$87.71	(1)	25,651,880	$4,250,016,122	(2)

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 4,246 in October; 1,331 in November; and 13,443 in December.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2.
On December 13, 2018, AbbVie's board of directors authorized a $5.0 billion increase to the existing stock repurchase program. The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management’s discretion. The program has no time limit and can be discontinued at any time.

24 | 2018 Form 10-K

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information should be read in conjunction with the financial statements and accompanying notes included under Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

as of and for the years ended December 31 (in millions, except per share data)	2018	2017	2016	2015	2014
Statement of earnings data
Net revenues	$32,753	$28,216	$25,638	$22,859	$19,960
Net earnings	5,687	5,309	5,953	5,144	1,774
Basic earnings per share	$3.67	$3.31	$3.65	$3.15	$1.11
Diluted earnings per share	$3.66	$3.30	$3.63	$3.13	$1.10
Cash dividends declared per common share	$3.95	$2.63	$2.35	$2.10	$1.75
Weighted-average basic shares outstanding	1,541	1,596	1,622	1,625	1,595
Weighted-average diluted shares outstanding	1,546	1,603	1,631	1,637	1,610
Balance sheet data
Total assets (a)(b)	$59,352	$70,786	$66,099	$53,050	$27,513
Long-term debt and lease obligations (a)(b)(c)	36,611	36,968	36,465	31,265	14,552

(a)
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

(b)
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

(c)	Includes current portion of both long-term debt and lease obligations.

2018 Form 10-K | 25

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of December 31, 2018 and 2017 and results of operations for each of the three years in the period ended December 31, 2018. This commentary should be read in conjunction with the consolidated financial statements and accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data."
EXECUTIVE OVERVIEW
Company Overview
AbbVie is a global, research-based biopharmaceutical company formed in 2013 following separation from Abbott Laboratories (Abbott). AbbVie uses its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world's most complex and serious diseases. AbbVie's products are focused on treating conditions such as chronic autoimmune diseases in rheumatology, gastroenterology and dermatology; oncology, including blood cancers; virology, including hepatitis C virus (HCV) and human immunodeficiency virus (HIV); neurological disorders, such as Parkinson's disease; metabolic diseases, including thyroid disease and complications associated with cystic fibrosis; pain associated with endometriosis; as well as other serious health conditions. AbbVie also has a pipeline of promising new medicines in clinical development across such important medical specialties as immunology, oncology and neuroscience, with additional targeted investment in cystic fibrosis and women's health.
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
2018 Financial Results
AbbVie's strategy has focused on delivering strong financial results, advancing and investing in its pipeline and returning value to shareholders while ensuring a strong, sustainable growth business over the long term. The company's financial performance in 2018 included delivering worldwide net revenues of $32.8 billion, operating earnings of $6.4 billion, diluted earnings per share of $3.66 and cash flows from operations of $13.4 billion. Worldwide net revenues grew by 16%, or 15% on a constant currency basis, driven primarily by revenue growth related to MAVYRET, IMBRUVICA and VENCLEXTA, and the continued strength of HUMIRA.
Diluted earnings per share in 2018 was $3.66 and included the following after-tax costs: (i) a Stemcentrx-related impairment charge of $4.1 billion net of the related fair value adjustment to contingent consideration liabilities; (ii) $1.1 billion of intangible asset amortization; (iii) $500 million as a result of a collaboration agreement extension with Calico Life Sciences LLC (Calico); (iv) $424 million for acquired in-process research and development (IPR&D); (v) $478 million for the change in fair value of contingent consideration liabilities excluding the fair value adjustment associated with the Stemcentrx-related impairment; (vi) litigation reserve charges of $282 million; (vii) charitable contributions of $271 million as part of AbbVie's previously announced plan to make contributions to U.S. not-for-profit organizations in 2018; and (viii) milestone payments of $137 million. 2018 financial results were also impacted by U.S. tax reform and the timing of the new legislation's phase in on certain subsidiaries. Additionally, financial results reflected continued added funding to support all stages of AbbVie’s emerging pipeline assets and continued investment in AbbVie’s growth brands.
In November 2018, AbbVie's board of directors declared a quarterly cash dividend of $1.07 per share of common stock payable in February 2019. This reflected an increase of approximately 11.5% over the previous quarterly dividend of $0.96 per share of common stock.

26 | 2018 Form 10-K

2019 Strategic Objectives
AbbVie's mission is to be an innovation-driven, patient-focused specialty biopharmaceutical company capable of achieving top-tier financial performance through outstanding execution and a consistent stream of innovative new medicines. AbbVie intends to continue to advance its mission in a number of ways, including: (i) growing revenues by diversifying revenue streams, driving late-stage pipeline assets to the market and ensuring strong commercial execution of new product launches; (ii) continued investment and expansion in its pipeline in support of opportunities in immunology, oncology and neuroscience, with additional targeted investment in cystic fibrosis and women's health as well as continued investment in key on-market products; (iii) expanding operating margins; and (iv) returning cash to shareholders via dividends and share repurchases. In addition, AbbVie anticipates several regulatory submissions and key data readouts from key clinical trials in the next twelve months.
AbbVie expects to achieve its strategic objectives through:

•	Hematologic oncology revenue growth from both IMBRUVICA and VENCLEXTA.

•	The strong execution of new product launches across multiple therapeutic areas.

•	HUMIRA U.S. sales growth by driving biologic penetration across disease categories and maintaining market leadership.

•	Effective management of HUMIRA international biosimilar erosion.

•
The favorable impact of pipeline products and indications recently approved or currently under regulatory review where approval is expected in 2019. These products are described in greater detail in the section labeled "Research and Development" included as part of this Item 7.

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
AbbVie's pipeline currently includes more than 60 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology and neuroscience along with targeted investments in cystic fibrosis and women's health. Of these programs, more than 30 are in mid- and late-stage development.
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

2018 Form 10-K | 27

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

•
In December 2018, AbbVie submitted a New Drug Application (NDA) to the FDA and a marketing authorisation application (MAA) to the European Medicines Agency (EMA) for upadacitinib for the treatment of adult patients with moderate to severe RA.

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

•	In April 2018, AbbVie submitted a Biologics License Application (BLA) to the FDA and an MAA to the EMA for risankizumab for the treatment of plaque psoriasis in adults.

•	In May 2018, AbbVie initiated a Phase 2b/3 clinical trial to evaluate the efficacy and safety of risankizumab versus placebo in subjects with moderately to severely active ulcerative colitis.
Oncology
IMBRUVICA

•
In April 2018, AbbVie initiated a Phase 3 clinical trial to evaluate the safety and efficacy of IMBRUVICA in combination with VENCLEXTA versus chlorambucil plus GAZYVA (obinutuzumab) for the first-line treatment of subjects with chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL).

•
In May 2018, AbbVie announced that results from the Phase 3 iLLUMINATE study evaluating IMBRUVICA in combination with GAZYVA in previously untreated CLL/SLL met its primary endpoint. In December 2018, AbbVie announced additional results from the Phase 3 iLLUMINATE study that demonstrated significantly prolonged progression-free survival (PFS).

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

•
In December 2018, AbbVie announced that results from an interim analysis of the Phase 3 ECOG1912E study evaluating IMBRUVICA in combination with Rituxan versus the chemoimmunotherapy FCR (fludarabine, cyclophosphamide and rituximab) in previously untreated and younger CLL patients met its primary endpoint.

•
In January 2019, AbbVie announced an update on the Phase 3 RESOLVE study evaluating IMBRUVICA in combination with nab-paclitaxel and gemcitabine versus nab-paclitaxel and gemcitabine combination in patients

28 | 2018 Form 10-K

with metastatic pancreatic adenocarcinoma. Results showed the study did not meet its primary endpoint of improving PFS or overall survival (OS) benefit among the study population. Safety data collected from the study were consistent with the existing safety information for the study therapies.

•	In January 2019, the FDA approved IMBRUVICA, in combination with GAZYVA, for adult patients with previously untreated CLL/SLL.
VENCLEXTA

•	In January 2018, AbbVie submitted an sNDA to the FDA for VENCLEXTA monotherapy in patients with CLL who are refractory to or have relapsed B-cell receptor pathway inhibitors.

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

•
In October 2018, the European Commission approved the type-II variation application for VENCLYXTO in combination with Rituxan for the treatment of patients with R/R CLL who have received at least one prior therapy. In November, AbbVie received notification from the European Commission that conditions of the original conditional marketing authorisation have been fulfilled, granting VENCLYXTO official receipt of approval.

•
In October 2018, AbbVie announced that the results from the Phase 3 CLL14 study comparing the efficacy and safety of VENCLEXTA plus obinutuzumab versus obinutuzumab plus chlorambucil in previously untreated patients with CLL and coexisting medical conditions met its primary endpoint.

•
In November 2018, the FDA granted accelerated approval for VENCLEXTA in combination with azacitidine, or decitabine, or low dose cytarabine (LDAC) for the treatment of newly-diagnosed acute myeloid leukemia (AML) in adults who are age 75 years or older, or who have comorbidities that preclude use of intensive induction chemotherapy. This indication is approved under accelerated approval based on response rates. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials.

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

•
In December 2018, AbbVie announced the decision to stop enrollment for the TAHOE trial, a Phase 3 study evaluating Rova-T as a second-line therapy for advanced SCLC. An Independent Data Monitoring Committee recommended stopping enrollment in TAHOE due to shorter overall survival in the Rova-T arm compared with the topotecan control arm. AbbVie will continue its ongoing Phase 3 study of Rova-T in first-line SCLC.

Other

•
In November 2018, Bristol-Myers Squibb Company (BMS) announced that the FDA expanded the label for Empliciti in combination with pomalidomide and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least two prior therapies. BMS and AbbVie are co-developing Empliciti, with BMS solely responsible for commercial activities.

2018 Form 10-K | 29

Virology/Liver Disease

•
In November 2018, AbbVie presented EXPEDITION 8 data at the Annual Meeting of the American Association for the Study of Liver Diseases (AASLD), in which 8 weeks of MAVYRET in treatment naïve, cirrhotic patients was safe and effective with no virologic failures reported.

Neuroscience

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

•
In August 2018, AbbVie announced that top-line results from the Phase 3 ELARIS UF-EXTEND study evaluating elagolix in combination with low-dose hormone (add-back) therapy for uterine fibroids were consistent with findings observed in the ELARIS UF-I and ELARIS UF-II Phase 3 studies.

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

				Percent change
				At actual currency rates		At constant currency rates
for the years ended (dollars in millions)	2018	2017	2016	2018	2017	2018	2017
United States	$21,524	$18,251	$15,947	17.9%	14.4%	17.9%	14.4%
International	11,229	9,965	9,691	12.8%	2.8%	10.4%	2.1%
Net revenues	$32,753	$28,216	$25,638	16.1%	10.1%	15.2%	9.8%

30 | 2018 Form 10-K

The following table details AbbVie's worldwide net revenues:

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (dollars in millions)	2018	2017	2016	2018	2017	2018	2017
Immunology
HUMIRA
United States	$13,685	$12,361	$10,432	10.7%	18.5%	10.7%	18.5%
International	6,251	6,066	5,646	3.1%	7.4%	0.6%	6.7%
Total	$19,936	$18,427	$16,078	8.2%	14.6%	7.4%	14.4%
Hematologic Oncology
IMBRUVICA
United States	$2,968	$2,144	$1,580	38.4%	35.8%	38.4%	35.8%
Collaboration revenues	622	429	252	45.0%	70.0%	45.0%	70.0%
Total	$3,590	$2,573	$1,832	39.5%	40.5%	39.5%	40.5%
VENCLEXTA
United States	$247	$89	$17	>100.0%	>100.0%	>100.0%	>100.0%
International	97	33	1	>100.0%	>100.0%	>100.0%	>100.0%
Total	$344	$122	$18	>100.0%	>100.0%	>100.0%	>100.0%
HCV
MAVYRET
United States	$1,614	$277	$—	>100.0%	n/m	>100.0%	n/m
International	1,824	213	—	>100.0%	n/m	>100.0%	n/m
Total	$3,438	$490	$—	>100.0%	n/m	>100.0%	n/m
VIEKIRA
United States	$3	$61	$342	(96.7)%	(82.8)%	(96.7)%	(82.8)%
International	175	723	1,180	(75.6)%	(38.7)%	(74.8)%	(38.6)%
Total	$178	$784	$1,522	(77.2)%	(48.6)%	(76.5)%	(48.5)%
Other Key Products
Creon
United States	$928	$831	$730	11.7%	13.9%	11.7%	13.9%
Lupron
United States	$726	$669	$663	8.6%	0.8%	8.6%	0.8%
International	166	160	158	3.4%	1.4%	4.7%	0.5%
Total	$892	$829	$821	7.6%	0.9%	7.9%	0.7%
Synthroid
United States	$776	$781	$763	(0.6)%	2.3%	(0.6)%	2.3%
Synagis
International	$726	$738	$730	(1.6)%	1.2%	(2.8)%	0.6%
AndroGel
United States	$469	$577	$675	(18.8)%	(14.5)%	(18.8)%	(14.5)%
Duodopa
United States	$80	$61	$37	31.4%	66.1%	31.4%	66.1%
International	350	294	256	19.1%	14.6%	14.8%	13.1%
Total	$430	$355	$293	21.2%	21.1%	17.7%	19.8%
Sevoflurane
United States	$74	$78	$80	(6.2)%	(2.1)%	(6.2)%	(2.1)%
International	317	332	348	(4.4)%	(4.6)%	(4.3)%	(3.7)%
Total	$391	$410	$428	(4.7)%	(4.1)%	(4.6)%	(3.4)%
Kaletra
United States	$55	$71	$116	(22.1)%	(38.6)%	(22.1)%	(38.6)%
International	281	352	433	(20.2)%	(18.8)%	(20.1)%	(21.1)%
Total	$336	$423	$549	(20.5)%	(22.9)%	(20.4)%	(24.7)%
All other	$319	$876	$1,199	(63.6)%	(26.9)%	(71.9)%	(27.9)%
Total net revenues	$32,753	$28,216	$25,638	16.1%	10.1%	15.2%	9.8%

n/m – Not meaningful

2018 Form 10-K | 31

The following discussion and analysis of AbbVie's net revenues by product is presented on a constant currency basis.
Global HUMIRA sales increased 7% in 2018 and 14% in 2017. The sales increases in 2018 and 2017 were driven primarily by market growth across therapeutic categories and geographies as well as favorable pricing in certain geographies. In the United States, HUMIRA sales increased 11% in 2018 and 18% in 2017. The sales increase in 2018 and 2017 was driven by market growth across all indications and favorable pricing. Internationally, HUMIRA revenues increased 1% in 2018 and 7% in 2017. The sales increase in 2018 was driven primarily by market growth across indications partially offset by direct biosimilar competition in Europe following the expiration of the European Union composition of matter patent for adalimumab in October 2018. Due to the entry of biosimilar competition, AbbVie expects international HUMIRA net revenues to decline in 2019. Biosimilar competition for HUMIRA is not expected in the United States until 2023. AbbVie continues to pursue strategies intended to further differentiate HUMIRA from competing products and add to the sustainability of HUMIRA.
Net revenues for IMBRUVICA represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie's 50% share of IMBRUVICA profit. AbbVie's global IMBRUVICA revenues increased 39% in 2018 and 40% in 2017 as a result of continued penetration of IMBRUVICA as a first-line treatment for patients with CLL as well as favorable pricing.
Net revenues for VENCLEXTA increased by more than 100% in 2018 primarily due to market share gains following FDA and EMA approvals of VENCLEXTA in combination with Rituxan for certain patients with R/R CLL.
Global MAVYRET sales increased by more than 100% in 2018 as a result of market share gains following the FDA and EMA approvals of MAVYRET in the second half of 2017 as well as further geographic expansion in 2018. Global VIEKIRA sales decreased by 76% in 2018 and 49% in 2017 primarily due to lower market share following the launch of MAVYRET.
Net revenues for Creon increased 12% in 2018 and 14% in 2017, driven primarily by continued market growth, higher market share and favorable pricing. Creon maintains market leadership in the pancreatic enzyme market.
AndroGel net revenues decreased 19% in 2018 and 14% in 2017 primarily due to market contraction and the entry of generic competition for the AndroGel 1.62% formulation in October 2018. AbbVie expects net revenues for AndroGel to continue to decline in 2019.
Net revenues for Duodopa increased 18% in 2018 and 20% in 2017, primarily as a result of market penetration.
Gross Margin

				Percent change
years ended December 31 (dollars in millions)	2018	2017	2016	2018	2017
Gross margin	$25,035	$21,174	$19,806	18%	7%
as a percent of net revenues	76%	75%	77%
Gross margin as a percentage of net revenues in 2018 increased from 2017 primarily due to the reduction of HUMIRA royalty expense and a 2017 intangible asset impairment charge of $354 million partially offset by the IMBRUVICA profit sharing arrangement.
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
Selling, General and Administrative

				Percent change
years ended December 31 (dollars in millions)	2018	2017	2016	2018	2017
Selling, general and administrative	$7,399	$6,295	$5,881	18%	7%
as a percent of net revenues	23%	22%	23%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues in 2018 increased from 2017 primarily due to the unfavorable impacts of new product launch expenses and charitable contributions of $350 million to

32 | 2018 Form 10-K

select U.S. not-for-profit organizations in 2018 as part of AbbVie's previously announced plan partially offset by continued leverage from revenue growth.
SG&A expense percentage in 2017 decreased from 2016. SG&A expense percentage in 2017 was favorably impacted by continued leverage from revenue growth partially offset by litigation reserves charges that increased by $370 million in 2017 compared to the prior year and new product launch expenses.
Research and Development and Acquired In-Process Research and Development

				Percent change
years ended December 31 (dollars in millions)	2018	2017	2016	2018	2017
Research and development	$10,329	$5,007	$4,385	>100%	14%
as a percent of net revenues	32%	18%	17%
Acquired in-process research and development	$424	$327	$200	30%	64%
Research and Development (R&D) expenses in 2018 increased from 2017 principally due to a $5.1 billion intangible asset impairment charge related to IPR&D acquired as part of the 2016 Stemcentrx acquisition following the decision to stop enrollment in the TAHOE trial. The impairment was primarily due to lower probabilities of success of achieving regulatory approval across Rova-T and other early-stage assets obtained in the acquisition. The remaining increase reflected greater funding to support all stages of the company's pipeline assets. See Note 7 to the Consolidated Financial Statements for additional information regarding the impairment charge.
R&D expenses in 2017 increased from 2016 principally due to increased funding to support all stages of the company’s pipeline assets, the impact of the post-acquisition R&D expenses of Stemcentrx and Boehringer Ingelheim (BI) compounds and an increase in development milestones of $63 million. These factors were partially offset by a decrease in acquisition related costs of $135 million.
Acquired IPR&D expenses reflect upfront payments related to various collaborations. There were no individually significant transactions or cash flows during 2018. Acquired IPR&D expense in 2017 included a charge of $205 million as a result of entering into a global strategic collaboration with Alector, Inc. (Alector) to develop and commercialize medicines to treat Alzheimer’s disease and other neurodegenerative disorders. There were no individually significant transactions or cash flows during 2016. See Note 5 to the Consolidated Financial Statements for additional information regarding the Alector agreement.
Other Operating Expenses
Other operating expenses in 2018 included a $500 million charge related to the extension of the previously announced Calico collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer.
Other Non-Operating Expenses

years ended December 31 (in millions)	2018	2017	2016
Interest expense	$1,348	$1,150	$1,047
Interest income	(204)	(146)	(82)
Interest expense, net	$1,144	$1,004	$965

Net foreign exchange loss	$24	$348	$303
Other expense, net	18	466	188
Interest expense in 2018 increased compared to 2017 primarily due to the unfavorable impact of higher interest rates on the company's debt obligations and a higher average outstanding debt balance during 2018. Interest expense in 2017 increased compared to 2016 due to a full year of expense associated with the May 2016 issuance of $7.8 billion aggregate principal amount of senior notes which were issued primarily to finance the acquisition of Stemcentrx and to repay an outstanding term loan.
Interest income in 2018 increased compared to 2017 primarily due to higher interest rates. Interest income in 2017 increased compared to 2016 primarily due to growth in the company’s investment securities.

2018 Form 10-K | 33

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
Other expense, net included charges related to the change in fair value of the BI and Stemcentrx contingent consideration liabilities of $49 million in 2018, $626 million in 2017 and $228 million in 2016. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products still in development and other market-based factors. In 2018, the BI contingent consideration liability increased due to the passage of time and higher estimated future sales partially offset by the effect of rising interest rates. The increase in the BI contingent consideration liability was primarily offset by a $428 million decrease in the Stemcentrx contingent consideration liability recorded during the fourth quarter of 2018 due to a reduction in probabilities of success of achieving regulatory approval across Rova-T and other early-stage assets obtained in the acquisition. In 2017, the change in fair value represented mainly higher probabilities of success, the passage of time and declining interest rates. In 2016, the change in fair value represented mainly the passage of time, as increases to the BI contingent consideration liability due to higher probabilities of success were fully offset by the effects of rising interest rates and changes in other market-based assumptions. See Note 5 to the Consolidated Financial Statements for additional information regarding the acquisitions of Stemcentrx and BI compounds. Other expense, net for 2017 also included realized gains on available-for-sale investment securities of $90 million.
Income Tax Expense
The effective income tax rate was negative 9% in 2018, was 31% in 2017 and was 24% in 2016. The effective tax rate in each period differed from the statutory tax rate principally due to the allocation of the company's taxable earnings among jurisdictions, the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, and business development activities. The effective tax rate for 2018 reflects the impact of the effective date of provisions of the Tax Cuts and Jobs Act (the Act) related to the earnings from certain foreign subsidiaries and the effects of Stemcentrx intangible impairment related expenses. Given these factors, the effective income tax rate may change significantly in future periods.
The effective tax rate in 2017 included tax expense of $4.5 billion on the one-time mandatory repatriation of previously untaxed earnings of foreign subsidiaries, partially offset by a $3.6 billion net tax benefit for the remeasurement of deferred taxes related to the Act and foreign tax law changes.
The Act significantly changed the U.S. corporate tax system. The Act reduced the U.S. federal corporate tax rate from 35% to 21% and created a territorial tax system that included new taxes on certain foreign sourced earnings. See Note 13 to the Consolidated Financial Statements for additional information regarding the Act.
The effective tax rate in 2016 included additional expense of $187 million related to the recognition of the tax effect of regulations issued by the Internal Revenue Service on December 7, 2016 that changed the determination of the U.S. taxability of foreign currency gains and losses related to certain foreign operations.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2018	2017	2016
Cash flows from:
Operating activities	$13,427	$9,960	$7,041
Investing activities	(1,006)	(274)	(6,074)
Financing activities	(14,396)	(5,512)	(3,928)
Operating cash flows in 2018 increased from 2017 primarily due to improved results of operations from revenue growth and a decrease in income tax payments. Operating cash flows in 2017 increased from 2016 primarily due to improved results of operations resulting from revenue growth, an improvement in operating earnings and a decrease in income tax payments. Realized excess tax benefits associated with stock-based compensation totaled $78 million in 2018 and $71 million in 2017 and were presented within operating cash flows as a result of the adoption of a new accounting pronouncement. Prior to the adoption of the new accounting pronouncement, realized excess benefits of $55 million in 2016 were presented within cash flows from financing activities. Operating cash flows also reflected AbbVie’s contributions to its defined benefit plans of $873 million in 2018, $246 million in 2017 and $273 million in 2016.

34 | 2018 Form 10-K

Investing cash flows in 2018 included payments made for other acquisitions and investments of $736 million and capital expenditures of $638 million, partially offset by net sales and maturities of investment securities totaling $368 million. Investing cash flows in 2017 included capital expenditures of $529 million and payments made for other acquisitions and investments of $308 million, partially offset by net sales and maturities of investment securities totaling $563 million. Investing cash flows in 2016 primarily included $1.9 billion of cash consideration paid to acquire Stemcentrx in June 2016, a $595 million upfront payment to acquire certain rights from BI in April 2016, net purchases of investment securities totaling $3.0 billion and capital expenditures of $479 million.
In 2018, 2017 and 2016, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $699 million as of December 31, 2018 and $400 million as of December 31, 2017. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
Financing cash flows in 2018 also included proceeds from the issuance of a $3.0 billion 364-day term loan credit agreement (term loan) entered into in May 2018. In June 2018, the company drew on this term loan and as of December 31, 2018, $3.0 billion was outstanding and was included in short-term borrowings on the consolidated balance sheet. Borrowings under the term loan bear interest at one month LIBOR plus applicable margin. The term loan may be prepaid without penalty upon prior notice and contains customary covenants, all of which the company was in compliance with as of December 31, 2018. In September 2018, the company issued $6.0 billion aggregate principal amount of unsecured senior notes. Of the $5.9 billion net proceeds, $2.0 billion was used to repay the company's outstanding three-year term loan credit agreement in September 2018 and $1.0 billion was used to repay the aggregate principal amount of 2.00% senior notes at maturity in November 2018. The company intends to use the remaining proceeds to repay term loan obligations in 2019 as they become due. Financing cash flows in 2018 also included the May 2018 repayment of $3.0 billion aggregate principal amount of the company's 1.80% senior notes at maturity.
In November 2016, the company issued €3.6 billion aggregate principal amount of unsecured senior Euro notes. The company used the proceeds to redeem $4.0 billion aggregate principal amount of 1.75% senior notes that were due to mature in November 2017. In May 2016, the company issued $7.8 billion aggregate principal amount of senior notes. Approximately $2.0 billion of the net proceeds were used to repay an outstanding term loan that was due to mature in November 2016, approximately $1.9 billion of the net proceeds were used to finance the acquisition of Stemcentrx and approximately $3.8 billion of the net proceeds were used to finance an accelerated share repurchase (ASR). See Note 12 to the Consolidated Financial Statements for additional information on the 2016 ASR transaction.
Cash dividend payments totaled $5.6 billion in 2018, $4.1 billion in 2017 and $3.7 billion in 2016. The increase in cash dividend payments was primarily driven by an increase in the dividend rate. On November 2, 2018, AbbVie announced that its board of directors declared an increase in the company's quarterly cash dividend from $0.96 per share to $1.07 per share beginning with the dividend payable on February 15, 2019 to stockholders of record as of January 15, 2019. This reflects an increase of approximately 11.5% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
On February 15, 2018, AbbVie's board of directors authorized a new $10.0 billion stock repurchase program, which superseded AbbVie's previous stock repurchase program. On December 13, 2018, AbbVie's board of directors authorized a $5.0 billion increase to the existing $10.0 billion stock repurchase program. The new stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management’s discretion. The program has no time limit and can be discontinued at any time. Under this authorization, AbbVie repurchased approximately 109 million shares for $10.7 billion in 2018. AbbVie cash-settled $201 million of its December 2018 open market purchases in January 2019. AbbVie's remaining stock repurchase authorization was $4.3 billion as of December 31, 2018.
Under previous stock repurchase programs, AbbVie made open market share repurchases of approximately 11 million shares for $1.3 billion in 2018, approximately 13 million shares for $1.0 billion in 2017 and approximately 34 million shares for $2.1 billion in 2016. AbbVie cash-settled $285 million of its December 2016 open market purchases in January 2017 and cash-settled $300 million of its December 2015 open market purchases in January 2016.
In 2018, AbbVie paid $100 million of contingent consideration to BI related to BLA and MAA acceptance milestones. $78 million of these payments were included in financing cash flows and $22 million of the payments were included in operating cash flows. In 2017, AbbVie paid $305 million of contingent consideration to BI related to a Phase 3 enrollment milestone. $268 million of this milestone was included in financing cash flows and $37 million was included in operating cash flows.

2018 Form 10-K | 35

Cash and equivalents were impacted by net unfavorable exchange rate changes totaling $39 million in 2018, net favorable exchange rate changes totaling $29 million in 2017 and net unfavorable exchange rate changes totaling $338 million in 2016. The unfavorable exchange rate changes in 2018 were primarily due to the weakening of the Euro and other foreign currencies on the translation of the company's Euro-denominated assets and cash denominated in foreign currencies. The favorable exchange rate changes in 2017 were primarily due to the strengthening of the Euro and other foreign currencies on the translation of the company's Euro-denominated assets and cash denominated in foreign currencies. The unfavorable exchange rate changes in 2016 were primarily due to the devaluation of AbbVie's net monetary assets denominated in the Venezuelan bolivar.
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
Credit Facility, Access to Capital and Credit Ratings
Credit Facility
In August 2018, AbbVie replaced its existing revolving credit facility with a new $3.0 billion five-year revolving credit facility. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2018, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were insignificant. No amounts were outstanding under the credit facility as of December 31, 2018 and 2017.
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
Credit Ratings
There were no changes in the company’s credit ratings during 2018. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company's ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company's outstanding debt obligations.
Contractual Obligations
The following table summarizes AbbVie's estimated contractual obligations as of December 31, 2018:

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Short-term borrowings	$3,699	$3,699	$—	$—	$—
Long-term debt and capital lease obligations, including current portion	37,360	1,612	6,808	6,370	22,570
Interest on long-term debt(a)	17,204	1,433	2,613	2,024	11,134
Future minimum non-cancelable operating lease commitments	809	116	205	145	343
Purchase obligations and other(b)	1,843	1,710	110	21	2
Other long-term liabilities(c) (d) (e) (f)	9,994	736	1,392	1,478	6,388
Total	$70,909	$9,306	$11,128	$10,038	$40,437

36 | 2018 Form 10-K

(a)
Includes estimated future interest payments on long-term debt and capital lease obligations. Interest payments on debt are calculated for future periods using forecasted interest rates in effect at the end of 2018. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2018. See Note 9 to the Consolidated Financial Statements for additional information regarding the company's debt instruments and Note 10 for additional information on the interest rate swap agreements outstanding at December 31, 2018.

(b)	Includes the company's significant unconditional purchase obligations. These commitments do not exceed the company's projected requirements and are made in the normal course of business.

(c)
Amounts less than one year includes a voluntary contribution of $150 million that AbbVie made to its principal domestic defined benefit plan subsequent to December 31, 2018. Amounts otherwise exclude pension and other post-employment benefits and related deferred compensation cash outflows. Timing of future funding is uncertain and dependent on future movements in interest rates and investment returns, changes in laws and regulations and other variables. Also included in this amount are components of other long-term liabilities including restructuring. See Note 8 to the Consolidated Financial Statements for additional information on restructuring and Note 11 for additional information on the pension and other post-employment benefit plans.

(d)
Excludes liabilities associated with the company's unrecognized tax benefits as it is not possible to reliably estimate the timing of the future cash outflows related to these liabilities. See Note 13 to the Consolidated Financial Statements for additional information on these unrecognized tax benefits.

(e)
Includes $4.5 billion of contingent consideration liabilities primarily related to the acquisition of BI compounds which are recorded at fair value on the consolidated balance sheet. Potential contingent consideration payments that exceed the fair value recorded on the consolidated balance sheet are not included in the table of contractual obligations. See Notes 5 and 10 to the Consolidated Financial Statements for additional information regarding these liabilities.

(f)
Includes a one-time transition tax liability on a mandatory deemed repatriation of previously untaxed earnings of foreign subsidiaries resulting from U.S. tax reform enacted in 2017. The one-time transition tax is generally payable in eight annual installments. See Note 13 to the Consolidated Financial Statements for additional information regarding these tax liabilities.

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

2018 Form 10-K | 37

Rebates
AbbVie provides rebates to pharmacy benefit managers, state government Medicaid programs, insurance companies that administer Medicare drug plans, wholesalers, group purchasing organizations and other government agencies and private entities.
Rebate and chargeback accruals are accounted for as variable consideration and are recorded as a reduction to revenue in the period the related product is sold. Rebates and chargebacks totaled $16.4 billion in 2018, $12.9 billion in 2017 and $10.8 billion in 2016. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accrual for that rebate include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant.
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
The following table is an analysis of the three largest rebate accruals and chargeback allowances, which comprise approximately 91% of the total consolidated rebate and chargebacks recorded as reductions to revenues in 2018. Remaining rebate provisions charged against gross revenues are not significant in the determination of operating earnings.

(in millions)	Medicaid and Medicare Rebates	Managed Care Rebates	Wholesaler Chargebacks
Balance at December 31, 2015	$1,032	$920	$363
Provisions	2,606	3,146	3,987
Payments	(2,471)	(2,899)	(3,967)
Balance at December 31, 2016	1,167	1,167	383
Provisions	2,909	3,990	5,026
Payments	(2,736)	(3,962)	(4,887)
Balance at December 31, 2017	1,340	1,195	522
Provisions	3,493	4,729	6,659
Payments	(3,188)	(4,485)	(6,525)
Balance at December 31, 2018	$1,645	$1,439	$656
Cash Discounts and Product Returns
Cash discounts and product returns, which totaled $1.6 billion in 2018, $1.3 billion in 2017 and $964 million in 2016, are accounted for as variable consideration and are recorded as a reduction to revenue in the same period the related product is sold. The reserve for cash discounts is readily determinable because the company's experience of payment history is fairly consistent. Product returns can be reliably estimated based on the company's historical return experience.
Pension and Other Post-Employment Benefits
AbbVie engages outside actuaries to assist in the determination of the obligations and costs under the pension and other post-employment benefit plans that are direct obligations of AbbVie. The valuation of the funded status and the net periodic benefit cost for these plans are calculated using actuarial assumptions. The significant assumptions, which are reviewed annually, include the discount rate, the expected long-term rate of return on plan assets and the health care cost trend rates, and are disclosed in Note 11 to the Consolidated Financial Statements.

38 | 2018 Form 10-K

The discount rate is selected based on current market rates on high-quality, fixed-income investments at December 31 each year. AbbVie employs a yield-curve approach for countries where a robust bond market exists. The yield curve is developed using high-quality bonds. The yield-curve approach reflects the plans' specific cash flows (i.e. duration) in calculating the benefit obligations by applying the corresponding individual spot rates along the yield curve. Beginning in 2016, AbbVie also reflected the plans' specific cash flows and applied them to the corresponding individual spot rates along the yield curve in calculating the service cost and interest cost portions of expense. For other countries, AbbVie reviews various indices such as corporate bond and government bond benchmarks to estimate the discount rate. AbbVie's assumed discount rates have a significant effect on the amounts reported for defined benefit pension and other post-employment plans as of December 31, 2018. A 50 basis point change in the assumed discount rate would have had the following effects on AbbVie's calculation of net periodic benefit costs in 2019 and projected benefit obligations as of December 31, 2018:

	50 basis point
(in millions) (brackets denote a reduction)	Increase	Decrease
Defined benefit plans
Service and interest cost	$(54)	$64
Projected benefit obligation	(512)	578
Other post-employment plans
Service and interest cost	$(2)	$4
Projected benefit obligation	(47)	54
The expected long-term rate of return is based on the asset allocation, historical performance and the current view of expected future returns. AbbVie considers these inputs with a long-term focus to avoid short-term market influences. The current long-term rate of return on plan assets for each plan is supported by the historical performance of the trust's actual and target asset allocation. AbbVie's assumed expected long-term rate of return has a significant effect on the amounts reported for defined benefit pension plans as of December 31, 2018 and will be used in the calculation of net periodic benefit cost in 2019. A one percentage point change in assumed expected long-term rate of return on plan assets would increase or decrease the net period benefit cost of these plans in 2019 by $62 million.
The health care cost trend rate is selected by reviewing historical trends and current views on projected future health care cost increases. The current health care cost trend rate is supported by the historical trend experience of each plan. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans as of December 31, 2018 and will be used in the calculation of net periodic benefit cost in 2019. A one percentage point change in assumed health care cost trend rates would have the following effects on AbbVie's calculation of net periodic benefit costs in 2019 and the projected benefit obligation as of December 31, 2018:

	One percentage point
(in millions) (brackets denote a reduction)	Increase	Decrease
Service and interest cost	$17	$(9)
Projected benefit obligation	110	(87)
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

2018 Form 10-K | 39

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
Annually, the company tests its goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. Some of the factors considered in the assessment include general macro-economic conditions, conditions specific to the industry and market, cost factors, the overall financial performance and whether there have been sustained declines in the company's share price. If the company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. AbbVie tests indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the company concludes it is more likely than not that the fair value is less than its carrying amount, a quantitative impairment test is performed.
For its quantitative impairment tests, the company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are consistent with the company's business plans and a market participant's views. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and could potentially impact the company's results of operations. Actual results may differ from the company's estimates.
Contingent Consideration
The fair value measurements of contingent consideration liabilities are determined as of the acquisition date based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products still in development. Contingent consideration liabilities are revalued to fair value at each subsequent reporting date until the related contingency is resolved. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At December 31, 2018, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $160 million. Additionally, at December 31, 2018, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $420 million.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for additional information on recent accounting pronouncements.

40 | 2018 Form 10-K

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
Foreign Currency Risk
AbbVie's primary net foreign currency exposures are the Euro, Japanese yen and British pound. The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2018 and 2017:

	2018			2017
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$6,660	1.157	$68	$6,366	1.175	$(88)
Japanese yen	1,076	111.5	(12)	940	112.4	2
British pound	499	1.328	21	760	1.310	(22)
All other currencies	1,776	n/a	29	1,877	n/a	(18)
Total	$10,011		$106	$9,943		$(126)
The company estimates that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $1.0 billion at December 31, 2018. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. However, gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders' equity volatility relating to foreign exchange. A 10% appreciation is believed to be a reasonably possible near-term change in foreign currencies.
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
Interest Rate Risk
The company estimates that an increase in interest rates of 100 basis points would adversely impact the fair value of AbbVie's interest rate swap contracts by approximately $403 million at December 31, 2018. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $2.4 billion at December 31, 2018. A 100 basis point change is believed to be a reasonably possible near-term change in interest rates.
Market Price Risk
AbbVie’s debt securities investment portfolio (the portfolio) is its main exposure to market price risk. The portfolio is subject to changes in fair value as a result of interest rate fluctuations and other market factors. It is AbbVie’s policy to mitigate market price risk by maintaining a diversified portfolio that limits the amount of exposure to a particular issuer and security type while placing limits on the amount of time to maturity. AbbVie’s investment policy limits investments to investment grade credit ratings. The company estimates that an increase in interest rates of 100 basis points would decrease the fair value of the portfolio by approximately $16 million as of December 31, 2018. If the portfolio were to be liquidated, the fair value reduction would affect the statement of earnings in the period sold.

2018 Form 10-K | 41

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

42 | 2018 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2018	2017	2016
Net revenues	$32,753	$28,216	$25,638

Cost of products sold	7,718	7,042	5,832
Selling, general and administrative	7,399	6,295	5,881
Research and development	10,329	5,007	4,385
Acquired in-process research and development	424	327	200
Other expense	500	—	—
Total operating costs and expenses	26,370	18,671	16,298
Operating earnings	6,383	9,545	9,340

Interest expense, net	1,144	1,004	965
Net foreign exchange loss	24	348	303
Other expense, net	18	466	188
Earnings before income taxes	5,197	7,727	7,884
Income tax expense (benefit)	(490)	2,418	1,931
Net earnings	$5,687	$5,309	$5,953

Per share data
Basic earnings per share	$3.67	$3.31	$3.65
Diluted earnings per share	$3.66	$3.30	$3.63

Weighted-average basic shares outstanding	1,541	1,596	1,622
Weighted-average diluted shares outstanding	1,546	1,603	1,631

The accompanying notes are an integral part of these consolidated financial statements.

2018 Form 10-K | 43

AbbVie Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

years ended December 31 (in millions)	2018	2017	2016
Net earnings	$5,687	$5,309	$5,953

Foreign currency translation adjustments, net of tax expense (benefit) of $(18) in 2018, $34 in 2017 and $(31) in 2016	(391)	996	(165)
Net investment hedging activities, net of tax expense (benefit) of $40 in 2018, $(194) in 2017 and $79 in 2016	138	(343)	140
Pension and post-employment benefits, net of tax expense (benefit) of $35 in 2018, $(94) in 2017 and $(75) in 2016	197	(406)	(135)
Marketable security activities, net of tax expense (benefit) of $— in 2018, $(8) in 2017 and $(11) in 2016	(10)	(46)	(1)
Cash flow hedging activities, net of tax expense (benefit) of $23 in 2018, $(26) in 2017 and $18 in 2016	313	(342)	136
Other comprehensive income (loss)	247	(141)	(25)
Comprehensive income	$5,934	$5,168	$5,928

The accompanying notes are an integral part of these consolidated financial statements.

44 | 2018 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Balance Sheets

as of December 31 (in millions, except share data)	2018	2017
Assets
Current assets
Cash and equivalents	$7,289	$9,303
Short-term investments	772	486
Accounts receivable, net	5,384	5,088
Inventories	1,605	1,605
Prepaid expenses and other	1,895	4,741
Total current assets	16,945	21,223

Investments	1,420	2,090
Property and equipment, net	2,883	2,803
Intangible assets, net	21,233	27,559
Goodwill	15,663	15,785
Other assets	1,208	1,326
Total assets	$59,352	$70,786

Liabilities and Equity
Current liabilities
Short-term borrowings	$3,699	$400
Current portion of long-term debt and lease obligations	1,609	6,015
Accounts payable and accrued liabilities	11,931	10,226
Total current liabilities	17,239	16,641

Long-term debt and lease obligations	35,002	30,953
Deferred income taxes	1,067	2,490
Other long-term liabilities	14,490	15,605

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,776,510,871 shares issued as of December 31, 2018 and 1,768,738,550 as of December 31, 2017	18	18
Common stock held in treasury, at cost, 297,686,473 shares as of December 31, 2018 and 176,607,525 as of December 31, 2017	(24,108)	(11,923)
Additional paid-in-capital	14,756	14,270
Retained earnings	3,368	5,459
Accumulated other comprehensive loss	(2,480)	(2,727)
Total stockholders’ equity (deficit)	(8,446)	5,097

Total liabilities and equity	$59,352	$70,786

   The accompanying notes are an integral part of these consolidated financial statements.

2018 Form 10-K | 45

AbbVie Inc. and Subsidiaries
Consolidated Statements of Equity

years ended December 31 (in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2015	1,610	$17	$(8,839)	$13,080	$2,248	$(2,561)	$3,945
Net earnings	—	—	—	—	5,953	—	5,953
Other comprehensive loss, net of tax	—	—	—	—	—	(25)	(25)
Dividends declared	—	—	—	—	(3,823)	—	(3,823)
Common shares issued to Stemcentrx stockholders	63	—	3,958	(35)	—	—	3,923
Purchases of treasury stock	(94)	—	(6,018)	—	—	—	(6,018)
Stock-based compensation plans and other	14	1	47	633	—	—	681
Balance at December 31, 2016	1,593	18	(10,852)	13,678	4,378	(2,586)	4,636
Net earnings	—	—	—	—	5,309	—	5,309
Other comprehensive loss, net of tax	—	—	—	—	—	(141)	(141)
Dividends declared	—	—	—	—	(4,221)	—	(4,221)
Purchases of treasury stock	(15)	—	(1,125)	—	—	—	(1,125)
Stock-based compensation plans and other	14	—	54	592	(7)	—	639
Balance at December 31, 2017	1,592	18	(11,923)	14,270	5,459	(2,727)	5,097
Adoption of new accounting standards(a)	—	—	—	—	(1,733)	—	(1,733)
Net earnings	—	—	—	—	5,687	—	5,687
Other comprehensive income, net of tax	—	—	—	—	—	247	247
Dividends declared	—	—	—	—	(6,045)	—	(6,045)
Purchases of treasury stock	(121)	—	(12,215)	—	—	—	(12,215)
Stock-based compensation plans and other	8	—	30	486	—	—	516
Balance at December 31, 2018	1,479	$18	$(24,108)	$14,756	$3,368	$(2,480)	$(8,446)

(a)	See Note 2 for additional information regarding the cumulative effect of the adoption of accounting standards in 2018.

The accompanying notes are an integral part of these consolidated financial statements.

46 | 2018 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Cash Flows

years ended December 31 (in millions) (brackets denote cash outflows)	2018	2017	2016
Cash flows from operating activities
Net earnings	$5,687	$5,309	$5,953
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	471	425	425
Amortization of intangible assets	1,294	1,076	764
Change in fair value of contingent consideration liabilities	49	626	228
Stock-based compensation	421	365	353
Upfront costs and milestones related to collaborations	1,061	470	280
Devaluation loss related to Venezuela	—	—	298
Intangible asset impairment	5,070	354	39
Impacts related to U.S. tax reform	424	1,242	—
Other, net	76	84	390
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(591)	(391)	(71)
Inventories	(226)	93	(38)
Prepaid expenses and other assets	(499)	(118)	(393)
Accounts payable and other liabilities	190	425	(1,187)
Cash flows from operating activities	13,427	9,960	7,041

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(2,495)
Other acquisitions and investments	(736)	(308)	(262)
Acquisitions of property and equipment	(638)	(529)	(479)
Purchases of investment securities	(1,792)	(2,230)	(5,315)
Sales and maturities of investment securities	2,160	2,793	2,359
Other	—	—	118
Cash flows from investing activities	(1,006)	(274)	(6,074)

Cash flows from financing activities
Net change in commercial paper borrowings	299	23	(23)
Proceeds from issuance of other short-term borrowings	3,002	—	—
Proceeds from issuance of long-term debt	5,963	—	11,627
Repayments of long-term debt and lease obligations	(6,035)	(25)	(6,010)
Debt issuance costs	(40)	—	(69)
Dividends paid	(5,580)	(4,107)	(3,717)
Purchases of treasury stock	(12,014)	(1,410)	(6,033)
Proceeds from the exercise of stock options	73	254	268
Payments of contingent consideration liabilities	(78)	(268)	—
Other, net	14	21	29
Cash flows from financing activities	(14,396)	(5,512)	(3,928)
Effect of exchange rate changes on cash and equivalents	(39)	29	(338)
Net change in cash and equivalents	(2,014)	4,203	(3,299)
Cash and equivalents, beginning of year	9,303	5,100	8,399

Cash and equivalents, end of year	$7,289	$9,303	$5,100

Other supplemental information
Interest paid, net of portion capitalized	$1,215	$1,099	$986
Income taxes paid (received)	(35)	1,696	3,563
Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	—	—	3,923
   The accompanying notes are an integral part of these consolidated financial statements.

2018 Form 10-K | 47

AbbVie Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 Background

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

48 | 2018 Form 10-K

In addition to revenue from contracts with customers, the company also recognizes certain collaboration revenues. See Note 6 for additional information related to the collaboration with Janssen Biotech, Inc. Additionally, see Note 15 for disaggregation of revenue by product and geography.
Research and Development Expenses
Internal research and development (R&D) costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development collaborations, prior to regulatory approval, the payment obligations are expensed when the milestone results are achieved. Payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the remaining useful life of the related product.
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
Advertising
Costs associated with advertising are expensed as incurred and are included in selling, general and administrative (SG&A) expense in the consolidated statements of earnings. Advertising expenses were $1.1 billion in 2018, $846 million in 2017 and $764 million in 2016.
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
Investments
Investments consist primarily of time deposits, marketable debt securities, held-to-maturity debt securities and equity securities. Investments in marketable debt securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in AOCI on the consolidated balance sheets until realized, at which time the gains or losses are recognized in earnings. Investments in equity securities that have readily determinable fair values are recorded at fair value. Investments in equity securities that do not have readily determinable fair values are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. Held-to-

2018 Form 10-K | 49

maturity debt securities are recorded at cost. Gains or losses on investments are included in other expense, net in the consolidated statements of earnings.
AbbVie periodically assesses its marketable debt securities for other-than-temporary impairment losses. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, intent to sell, or whether AbbVie will more likely than not be required to sell the security before recovery of its amortized cost basis. AbbVie also considers industry factors and general market trends. When AbbVie determines that an other-than-temporary decline has occurred, the cost basis of the investment is written down with a charge to other expense, net in the consolidated statements of earnings and an available-for-sale investment's unrealized loss is reclassified from AOCI to other expense, net in the consolidated statements of earnings. Realized gains and losses on sales of investments are computed using the first-in, first-out method adjusted for any other-than-temporary declines in fair value that were recorded in net earnings.
Accounts Receivable
Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Accounts receivable are written off after all reasonable means to collect the full amount (including litigation, where appropriate) have been exhausted. The allowance for doubtful accounts was $51 million at December 31, 2018 and $58 million at December 31, 2017.
Inventories
Inventories are valued at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Inventories consisted of the following:

as of December 31 (in millions)	2018	2017
Finished goods	$473	$610
Work-in-process	862	822
Raw materials	270	173
Inventories	$1,605	$1,605
Property and Equipment

as of December 31 (in millions)	2018	2017
Land	$73	$48
Buildings	1,603	1,428
Equipment	6,362	5,991
Construction in progress	358	604
Property and equipment, gross	8,396	8,071
Less accumulated depreciation	(5,513)	(5,268)
Property and equipment, net	$2,883	$2,803

Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful life for buildings ranges from 10 to 50 years. Buildings include leasehold improvements which are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. The estimated useful life for equipment ranges from 2 to 25 years. Equipment includes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use and is amortized over 3 to 10 years. Depreciation expense was $471 million in 2018, $425 million in 2017 and $425 million in 2016. Assets related to capital leases were insignificant at December 31, 2018 and 2017.
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

50 | 2018 Form 10-K

becomes available. Receivables for insurance recoveries for product liability claims, if any, are recorded as assets on an undiscounted basis when it is probable that a recovery will be realized.
Business Combinations
AbbVie utilizes the acquisition method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in AbbVie's results of operations beginning on the respective acquisition dates and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liabilities are recognized in other expense, net in the consolidated statements of earnings. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed twelve months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.
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
The company tests its goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. AbbVie tests indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the company concludes it is more likely than not that the fair value is less than its carrying amount, a quantitative impairment test is performed. For its quantitative impairment tests, the company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are consistent with the company's business plans and a market participant's views. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the company's results of operations. Actual results may differ from the company's estimates.
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

Foreign Currency Translation
Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in other comprehensive income (loss) (OCI) in the consolidated statements of comprehensive income. The net assets of subsidiaries in highly inflationary economies are

2018 Form 10-K | 51

remeasured as if the functional currency were the reporting currency. The remeasurement is recognized in net foreign exchange loss in the consolidated statements of earnings.
Derivatives
All derivative instruments are recognized as either assets or liabilities at fair value on the consolidated balance sheets and are classified as current or long-term based on the scheduled maturity of the instrument.
For derivatives formally designated as hedges, the company assesses at inception and quarterly thereafter whether the hedging derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. The changes in fair value of a derivative designated as a fair value hedge and of the hedged item attributable to the hedged risk are recognized in earnings immediately. The effective portions of changes in the fair value of a derivative designated as a cash flow hedge are reported in AOCI and are subsequently recognized in earnings consistent with the underlying hedged item. If it is determined that a derivative is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If a hedged forecasted transaction becomes probable of not occurring, any gains or losses are reclassified from AOCI to earnings. Derivatives that are not designated as hedges are adjusted to fair value through current earnings.
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
Under the new standard, on January 1, 2018, the company recognized a cumulative-effect adjustment to retained earnings primarily related to certain deferred license revenues that were originally expected to be recognized through early 2020. The adjustment to the consolidated balance sheet included: (i) a $42 million increase to prepaid expenses and other; (ii) a $39 million decrease to inventories; (iii) a $57 million decrease to accounts payable and accrued liabilities; (iv) a $75 million decrease to other long-term liabilities; (v) a $22 million increase to deferred income taxes; and (vi) a $124 million increase to retained earnings. Other cumulative-effect adjustments to the consolidated balance sheet were insignificant.

52 | 2018 Form 10-K

The impact of adoption on the company’s consolidated statements of earnings in 2018 was as follows:

year ended December 31, 2018 (in millions, except per share data)	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Net revenues	$32,753	$32,812	$(59)
Cost of products sold	7,718	7,730	(12)
Income tax benefit	(490)	(487)	(3)
Net earnings	5,687	5,731	(44)
Diluted earnings per share	$3.66	$3.69	$(0.03)
As of December 31, 2018, due to the impact of the adoption of ASU 2014-09, prepaid expenses and other were $40 million higher, inventories were $27 million lower, accounts payable and accrued liabilities were $53 million lower, other long-term liabilities were $18 million lower, deferred income taxes were $11 million higher and retained earnings were $80 million higher on the company’s consolidated balance sheet than they would have been had ASU 2014-09 not been adopted. Other impacts to the consolidated balance sheet were insignificant.
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
ASU No. 2016-16
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The standard requires entities to recognize the income tax consequences of an intercompany transfer of an asset other than inventory when the transfer occurs. Under previous U.S. GAAP, the income tax consequences of these intercompany asset transfers were deferred until the asset was sold to a third party or otherwise recovered through use. AbbVie adopted the standard in the first quarter of 2018 using the modified retrospective method. As a result, on January 1, 2018, the company recorded a cumulative-effect adjustment to its consolidated balance sheet that included a $1.9 billion decrease to retained earnings, a $1.4 billion decrease to prepaid expenses and other and a $0.5 billion decrease to other assets.
ASU No. 2017-07
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer continue to report the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented separately outside of income from operations and are not eligible for capitalization. AbbVie adopted the standard in the first quarter of 2018 and applied the income statement classification provisions of this standard retrospectively. As a result, the company reclassified income of $47 million from operating earnings to non-operating income in 2017 and $44 million in 2016. Additionally, the company recorded approximately $34 million of non-operating income in 2018 which would have been recorded in operating earnings under the previous guidance.
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

2018 Form 10-K | 53

Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard outlines a comprehensive lease accounting model that supersedes the current lease guidance and requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. AbbVie has substantially completed its assessment of the new standard as of December 31, 2018. AbbVie will adopt the standard effective in the first quarter of 2019 and will not restate comparative periods upon adoption. AbbVie will elect a package of practical expedients for leases that commenced prior to January 1, 2019 and will not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. AbbVie does not expect the adoption will have a material impact on its consolidated statement of earnings. However, the new standard will require AbbVie to establish liabilities and corresponding right-of-use assets on its consolidated balance sheet of approximately $0.3 billion to $0.5 billion for operating leases that exist as of the adoption date.
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
ASU No. 2018-02
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from AOCI to retained earnings for stranded tax effects related to adjustments to deferred taxes resulting from the December 2017 enactment of the Tax Cuts and Jobs Act. The standard will be effective for AbbVie starting with the first quarter of 2019. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements.

54 | 2018 Form 10-K

Note 3 Supplemental Financial Information

Interest Expense, Net

years ended December 31 (in millions)	2018	2017	2016
Interest expense	$1,348	$1,150	$1,047
Interest income	(204)	(146)	(82)
Interest expense, net	$1,144	$1,004	$965
Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2018	2017
Sales rebates	$3,939	$3,069
Dividends payable	1,607	1,143
Accounts payable	1,546	1,474
Salaries, wages and commissions	787	763
Royalty and license arrangements	304	514
Other	3,748	3,263
Accounts payable and accrued liabilities	$11,931	$10,226
Other Long-Term Liabilities

as of December 31 (in millions)	2018	2017
Income taxes payable	$4,311	$4,675
Contingent consideration liabilities	4,306	4,266
Liabilities for unrecognized tax benefits	2,726	2,683
Pension and other post-employment benefits	1,840	2,740
Other	1,307	1,241
Other long-term liabilities	$14,490	$15,605
Note 4 Earnings Per Share

AbbVie grants certain restricted stock awards (RSAs) and restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.

2018 Form 10-K | 55

The following table summarizes the impact of the two-class method:

	Years ended December 31,
(in millions, except per share information)	2018	2017	2016
Basic EPS
Net earnings	$5,687	$5,309	$5,953
Earnings allocated to participating securities	30	26	30
Earnings available to common shareholders	$5,657	$5,283	$5,923
Weighted-average basic shares outstanding	1,541	1,596	1,622
Basic earnings per share	$3.67	$3.31	$3.65

Diluted EPS
Net earnings	$5,687	$5,309	$5,953
Earnings allocated to participating securities	30	26	30
Earnings available to common shareholders	$5,657	$5,283	$5,923
Weighted-average shares of common stock outstanding	1,541	1,596	1,622
Effect of dilutive securities	5	7	9
Weighted-average diluted shares outstanding	1,546	1,603	1,631
Diluted earnings per share	$3.66	$3.30	$3.63
As further described in Note 12, AbbVie entered into and executed an accelerated share repurchase agreement (ASR) with a third party financial institution in 2016. For purposes of calculating EPS, AbbVie reflected the ASR as a repurchase of AbbVie common stock.
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

56 | 2018 Form 10-K

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

Intangible assets were related to IPR&D for Rova-T, four additional early-stage clinical compounds in solid tumor indications and several additional pre-clinical compounds. The estimated fair value of the acquired IPR&D was determined using the multi-period excess earnings model of the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated annual cash flows for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the regulatory approval probabilities, commercial success risks, competitive landscape as well as other factors. See Note 7 for additional information on the 2018 partial impairment of Stemcentrx-related intangible assets.

The goodwill recognized represented expected synergies, including the ability to: (i) leverage the respective strengths of each business; (ii) expand the combined company’s product portfolio; (iii) accelerate AbbVie's clinical and commercial presence in oncology; and (iv) establish a strong leadership position in oncology. Goodwill was also impacted by the establishment of a deferred tax liability for the acquired identifiable intangible assets which have no tax basis. The goodwill is not deductible for tax purposes.

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

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of AbbVie and Stemcentrx for the year ended December 31, 2016 as if the acquisition of Stemcentrx had occurred on January 1, 2015:

year ended December 31 (in millions, except per share information)	2016
Net revenues	$25,641
Net earnings	5,907
Basic earnings per share	$3.58
Diluted earnings per share	$3.56

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

2018 Form 10-K | 57

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

Acquisition of BI 655066 and BI 655064 from Boehringer Ingelheim

On April 1, 2016, AbbVie acquired all rights to risankizumab (BI 655066), an anti-IL-23 monoclonal biologic antibody in Phase 3 development for psoriasis, from Boehringer Ingelheim (BI) pursuant to a global collaboration agreement. AbbVie is also evaluating the potential of this biologic therapy in other indications, including Crohn’s disease, psoriatic arthritis and ulcerative colitis. In addition to risankizumab, AbbVie also gained rights to an anti-CD40 antibody, BI 655064, currently in Phase 1 development. BI will retain responsibility for further development of BI 655064, and AbbVie may elect to advance the program after completion of certain clinical achievements. The acquired assets include all patents, data, know-how, third-party agreements, regulatory filings and manufacturing technology related to BI 655066 and BI 655064.

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

The estimated fair value of the acquired IPR&D was determined using the multi-period excess earnings model of the “income approach.” The goodwill recognized represented expected synergies, including an expansion of the company’s immunology product portfolio.

Pro forma results of operations for this acquisition have not been presented because this acquisition was insignificant to AbbVie’s consolidated results of operations.
Other Licensing & Acquisitions Activity
Excluding the acquisitions above, cash outflows related to other acquisitions and investments totaled $736 million in 2018, $308 million in 2017 and $262 million in 2016. AbbVie recorded acquired IPR&D charges of $424 million in 2018, $327 million in 2017 and $200 million in 2016. Significant arrangements impacting 2018, 2017 and 2016, some of which require contingent milestone payments, are summarized below.

58 | 2018 Form 10-K

Calico Life Sciences LLC
In June 2018, AbbVie and Calico Life Sciences LLC (Calico) entered into an extension of a collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. Under the terms of the agreement, AbbVie and Calico will each contribute an additional $500 million to the collaboration and the term is extended for an additional 3 years. Calico will be responsible for research and early development until 2022 and will advance collaboration projects through Phase 2a through 2027. Following completion of Phase 2a, AbbVie will have the option to exclusively license collaboration compounds. AbbVie will support Calico in its early research and development efforts and, upon exercise, would be responsible for late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both parties post option exercise. During 2018, AbbVie recorded $500 million in other expense in the consolidated statement of earnings related to its commitments under the agreement.
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
Other Arrangements
In addition to the significant arrangements described above, AbbVie entered into several other arrangements resulting in charges to IPR&D of $424 million in 2018, $122 million in 2017 and $200 million in 2016. In connection with the other individually insignificant early-stage arrangements entered into in 2018, AbbVie could make additional payments of up to $4.8 billion upon the achievement of certain development, regulatory and commercial milestones.
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

2018 Form 10-K | 59

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

years ended December 31 (in millions)	2018	2017	2016
United States - Janssen's share of profits (included in cost of products sold)	$1,372	$1,001	$735
International - AbbVie's share of profits (included in net revenues)	622	429	252
Global - AbbVie's share of other costs (included in respective line items)	326	288	262
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $177 million at December 31, 2018 and $124 million at December 31, 2017. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $376 million at December 31, 2018 and $253 million at December 31, 2017.
Note 7 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2016	$15,416
Foreign currency translation	369
Balance as of December 31, 2017	15,785
Foreign currency translation	(122)
Balance as of December 31, 2018	$15,663

The latest impairment assessment of goodwill was completed in the third quarter of 2018. As of December 31, 2018, there were no accumulated goodwill impairment losses. Future impairment tests for goodwill will be performed annually in the third quarter, or earlier if impairment indicators exist.
Intangible Assets, Net
The following table summarizes intangible assets:

	2018			2017
as of December 31 (in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$15,872	$(5,614)	$10,258	$16,138	$(4,982)	$11,156
License agreements	7,865	(1,810)	6,055	7,822	(1,409)	6,413
Total definite-lived intangible assets	23,737	(7,424)	16,313	23,960	(6,391)	17,569
Indefinite-lived research and development	4,920	—	4,920	9,990	—	9,990
Total intangible assets, net	$28,657	$(7,424)	$21,233	$33,950	$(6,391)	$27,559
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. Indefinite-lived intangible assets as of December 31, 2018 and 2017 related to the acquisitions of Stemcentrx and BI compounds. See Note 5 for additional information. The latest annual impairment assessment of indefinite-lived intangible assets was completed in the third quarter of 2018 which supported that no impairment existed at that time.
During the fourth quarter of 2018, the company made a decision to stop enrollment for the TAHOE trial, a Phase 3 study evaluating Rova-T as a second-line therapy for advanced small cell lung cancer following a recommendation from an Independent Data Monitoring Committee. This decision lowered the probabilities of success of achieving regulatory approval across Rova-T and other early-stage assets and represented a triggering event which required the company to evaluate for impairment the IPR&D assets associated with the Stemcentrx acquisition. The company utilized multi-period excess earnings models of the “income approach” and determined that the current fair value was $1.0 billion as of December 31, 2018, which was lower than the carrying value of $6.1 billion and resulted in a pre-tax impairment charge of $5.1 billion ($4.5 billion after

60 | 2018 Form 10-K

tax). The fair value measurements were based on Level 3 inputs. Some of the more significant assumptions inherent in the development of the models included the estimated annual cash flows for each asset (including net revenues, cost of sales, R&D costs, selling and marketing costs and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the regulatory approval probabilities, commercial success risks, competitive landscape as well as other factors. This impairment charge was recorded to R&D expense in the consolidated statement of earnings for the year ended December 31, 2018. AbbVie continues to evaluate information as it becomes available with respect to the Stemcentrx-related clinical development programs and will monitor the remaining IPR&D assets for further impairment.
No indefinite-lived intangible asset impairment charges were recorded in 2017 and 2016. Future impairment tests for indefinite-lived intangible assets will be performed annually in the third quarter, or earlier if impairment indicators exist.
Definite-Lived Intangible Assets
Definite-lived intangible assets are amortized over their estimated useful lives, which range between 2 to 16 years with an average of 11 years for both developed product rights and license agreements. Amortization expense was $1.3 billion in 2018, $1.1 billion in 2017 and $764 million in 2016 and was included in cost of products sold in the consolidated statements of earnings. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2018 is as follows:

(in billions)	2019	2020	2021	2022	2023
Anticipated annual amortization expense	$1.5	$1.7	$1.9	$2.1	$2.2
No definite-lived intangible asset impairment charges were recorded in 2018. In 2017, an impairment charge of $354 million was recorded related to ZINBRYTA that reduced both the gross carrying amount and net carrying amount of the underlying intangible assets due to lower expected future cash flows for the product. In 2016, an impairment charge of $39 million was recorded related to certain developed product rights in the United States due to a decline in the market for the product. The 2017 and 2016 impairment charges were based on discounted cash flow analyses and were included in cost of products sold in the consolidated statements of earnings.
Note 8 Restructuring Plans

AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. In 2018, 2017 and 2016, no such plans were individually significant. Restructuring charges recorded were $70 million in 2018, $86 million in 2017 and $52 million in 2016 and were primarily related to employee severance and contractual obligations. These charges were recorded in cost of products sold, R&D expense and SG&A expenses in the consolidated statements of earnings based on the classification of the affected employees or operations.
The following table summarizes the cash activity in the restructuring reserve for 2018, 2017 and 2016:

(in millions)
Accrued balance as of December 31, 2015	$148
2016 restructuring charges	52
Payments and other adjustments	(113)
Accrued balance as of December 31, 2016	87
2017 restructuring charges	86
Payments and other adjustments	(87)
Accrued balance as of December 31, 2017	86
2018 restructuring charges	59
Payments and other adjustments	(46)
Accrued balance as of December 31, 2018	$99

2018 Form 10-K | 61

Note 9 Debt, Credit Facilities and Commitments and Contingencies

The following table summarizes long-term debt:

as of December 31 (dollars in millions)	Effective interest rate in 2018(a)	2018	Effective interest rate in 2017(a)	2017
Senior notes issued in 2012
2.00% notes due 2018	2.15%	$—	2.15%	$1,000
2.90% notes due 2022	2.97%	3,100	2.97%	3,100
4.40% notes due 2042	4.46%	2,600	4.46%	2,600
Senior notes issued in 2015
1.80% notes due 2018	1.92%	—	1.92%	3,000
2.50% notes due 2020	2.65%	3,750	2.65%	3,750
3.20% notes due 2022	3.28%	1,000	3.28%	1,000
3.60% notes due 2025	3.66%	3,750	3.66%	3,750
4.50% notes due 2035	4.58%	2,500	4.58%	2,500
4.70% notes due 2045	4.73%	2,700	4.73%	2,700
Senior notes issued in 2016
2.30% notes due 2021	2.40%	1,800	2.40%	1,800
2.85% notes due 2023	2.91%	1,000	2.91%	1,000
3.20% notes due 2026	3.28%	2,000	3.28%	2,000
4.30% notes due 2036	4.37%	1,000	4.37%	1,000
4.45% notes due 2046	4.50%	2,000	4.50%	2,000
Senior Euro notes issued in 2016
0.38% notes due 2019 (€1,400 principal)	0.55%	1,604	0.55%	1,673
1.38% notes due 2024 (€1,450 principal)	1.46%	1,661	1.46%	1,733
2.13% notes due 2028 (€750 principal)	2.18%	859	2.18%	896
Senior notes issued in 2018
3.375% notes due 2021	3.51%	1,250	—%	—
3.75% notes due 2023	3.84%	1,250	—%	—
4.25% notes due 2028	4.38%	1,750	—%	—
4.875% notes due 2048	4.94%	1,750	—%	—
Term loan facilities
Floating rate notes due 2018	3.06%	—	2.26%	2,000
Other		36		110
Fair value hedges		(466)		(401)
Unamortized bond discounts		(120)		(97)
Unamortized deferred financing costs		(163)		(146)
Total long-term debt and lease obligations		36,611		36,968
Current portion		1,609		6,015
Noncurrent portion		$35,002		$30,953

(a)	Excludes the effect of any related interest rate swaps.
In September 2018, the company issued $6.0 billion aggregate principal amount of unsecured senior notes, consisting of $1.25 billion aggregate principal amount of 3.375% senior notes due 2021, $1.25 billion aggregate principal amount of 3.75% senior notes due 2023, $1.75 billion aggregate principal amount of 4.25% senior notes due 2028 and $1.75 billion aggregate principal amount of 4.875% senior notes due 2048. These senior notes rank equally with all other unsecured and

62 | 2018 Form 10-K

unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium, and except for the 3.375% notes due 2021, AbbVie may redeem the senior notes at par between one and six months prior to maturity. In connection with the offering, debt issuance costs incurred totaled $37 million and debt discounts totaled $37 million and are being amortized over the respective terms of the senior notes to interest expense, net in the consolidated statements of earnings. Of the $5.9 billion net proceeds, $2.0 billion was used to repay the company's outstanding three-year term loan credit agreement in September 2018 and $1.0 billion was used to repay the aggregate principal amount of 2.00% senior notes at maturity in November 2018. The company intends to use the remaining proceeds to repay term loan obligations in 2019 as they become due.
In May 2018, the company also repaid $3.0 billion aggregate principal amount of 1.80% senior notes at maturity.
In November 2016, the company issued €3.6 billion aggregate principal amount of unsecured senior Euro notes. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium. AbbVie may redeem the senior notes at par between one and three months prior to maturity. In connection with the offering, debt issuance costs incurred totaled $17 million and debt discounts totaled $9 million and are being amortized over the respective terms of the senior notes to interest expense, net in the consolidated statements of earnings. The company used the proceeds to redeem $4.0 billion aggregate principal amount of 1.75% senior notes that were due to mature in November 2017. As a result of this redemption, the company incurred a charge of $39 million ($25 million after tax) related to the make-whole premium, write-off of unamortized debt issuance costs and other expenses. The charge was recorded in interest expense, net in the consolidated statement of earnings.
In May 2016, the company issued $7.8 billion aggregate principal amount of unsecured senior notes. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium. AbbVie may redeem the senior notes at par between one and six months prior to maturity. In connection with the offering, debt issuance costs incurred totaled $52 million and debt discounts totaled $29 million and are being amortized over the respective terms of the senior notes to interest expense, net in the consolidated statements of earnings. Of the $7.7 billion net proceeds, $2.0 billion was used to repay the company’s outstanding term loan that was due to mature in November 2016, approximately $1.9 billion was used to finance the acquisition of Stemcentrx and approximately $3.8 billion was used to finance an ASR with a third party financial institution. See Note 5 for additional information related to the acquisition of Stemcentrx and Note 12 for additional information related to the ASR. In connection with the May 2016 unsecured senior notes issuance, AbbVie repaid a $2.0 billion 364-day term loan credit agreement.
AbbVie has outstanding $13.7 billion aggregate principal amount of unsecured senior notes which were issued in 2015. AbbVie may redeem the senior notes, at any time, prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium and AbbVie may redeem the senior notes at par between one and six months prior to maturity.
AbbVie has outstanding $5.7 billion aggregate principal amount of unsecured senior notes which were issued in 2012. AbbVie may redeem all of the senior notes of each series, at any time, or some of the senior notes of each series, from time to time, at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium.
At December 31, 2018, the company was in compliance with its senior note covenants and term loan covenants.
Short-Term Borrowings
Short-term borrowings included commercial paper borrowings of $699 million at December 31, 2018 and $400 million at December 31, 2017. The weighted-average interest rate on commercial paper borrowings was 2.0% in 2018, 1.3% in 2017 and 0.6% in 2016.
In August 2018, AbbVie replaced its existing revolving credit facility with a new $3.0 billion five-year revolving credit facility that matures in August 2023. The new facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2018, the company was in compliance with all its credit facility covenants. Commitment fees under AbbVie's revolving credit facilities were insignificant in 2018, 2017 and 2016. No amounts were outstanding under the credit facility as of December 31, 2018 and December 31, 2017.
In May 2018, AbbVie entered into a $3.0 billion 364-day term loan credit agreement (term loan). In June 2018, the company drew on this term loan and as of December 31, 2018, $3.0 billion was outstanding and was included in short-term borrowings on the consolidated balance sheet. Borrowings under the term loan bear interest at one month LIBOR plus

2018 Form 10-K | 63

applicable margin. The term loan may be prepaid without penalty upon prior notice and contains customary covenants, all of which the company was in compliance with as of December 31, 2018.
Maturities of Long-Term Debt and Capital Lease Obligations
The following table summarizes AbbVie's future minimum lease payments under non-cancelable operating leases, debt maturities and future minimum lease payments for capital lease obligations as of December 31, 2018:

as of and for the years ending December 31 (in millions)	Operating leases	Debt maturities and capital leases
2019	$116	$1,612
2020	105	3,755
2021	100	3,053
2022	81	4,120
2023	64	2,250
Thereafter	343	22,570
Total obligations and commitments	809	37,360
Fair value hedges, unamortized bond discounts and deferred financing costs		(749)
Total long-term debt and lease obligations	$809	$36,611
Lease expense was $161 million in 2018, $169 million in 2017 and $159 million in 2016. AbbVie's operating leases generally include renewal options and provide for the company to pay taxes, maintenance, insurance and other operating costs of the leased property. As of December 31, 2018, annual future minimum lease payments for capital lease obligations were insignificant.
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
Note 10 Financial Instruments and Fair Value Measures

Risk Management Policy
The company is exposed to foreign currency exchange rate and interest rate risks related to its business operations. AbbVie's hedging policy attempts to manage these risks to an acceptable level based on the company's judgment of the appropriate trade-off between risk, opportunity and costs. The company uses derivative and nonderivative instruments to reduce its exposure to foreign currency exchange rates. AbbVie also periodically enters into interest rate swaps in which the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities, and none of the company's outstanding derivative instruments contain credit risk related contingent features; collateral is generally not required.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.4 billion at December 31, 2018 and $2.2 billion at December 31, 2017, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than eighteen months. Accumulated gains and losses as of December 31, 2018 will be reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.

64 | 2018 Form 10-K

The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $8.6 billion at December 31, 2018 and $7.7 billion at December 31, 2017.
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
AbbVie is a party to interest rate hedge contracts designated as fair value hedges with notional amounts totaling $10.8 billion at December 31, 2018 and $11.8 billion at December 31, 2017. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges, net investment hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie's derivative instruments on the consolidated balance sheets:

	Fair value - Derivatives in asset position			Fair value - Derivatives in liability position
as of December 31 (in millions)	Balance sheet caption	2018	2017	Balance sheet caption	2018	2017
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$113	$1	Accounts payable and accrued liabilities	$—	$120
Not designated as hedges	Prepaid expenses and other	19	22	Accounts payable and accrued liabilities	26	29
Interest rate swaps designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	—	8
Interest rate swaps designated as fair value hedges	Other assets	—	—	Other long-term liabilities	466	393
Total derivatives		$132	$23		$492	$550
While certain derivatives are subject to netting arrangements with the company's counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	2018			2017			2016
years ended December 31 (in millions)	Cash Flow Hedges	Net Investment Hedges	Total	Cash Flow Hedges	Net Investment Hedges	Total	Cash Flow Hedges	Net Investment Hedges	Total
Foreign currency forward exchange contracts	$175	$—	$175	$(250)	$—	$(250)	$174	$118	$292
Assuming market rates remain constant through contract maturities, the company expects to transfer pre-tax gains of $159 million into cost of products sold for foreign currency cash flow hedges during the next 12 months.
The company recognized, in other comprehensive loss, pre-tax gains of $178 million in 2018, pre-tax losses of $537 million in 2017 and pre-tax gains of $101 million in 2016 related to non-derivative, foreign currency denominated debt designated as net investment hedges.

2018 Form 10-K | 65

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 12 for the amount of net gains (losses) reclassified out of AOCI.

years ended December 31 (in millions)	Statement of earnings caption	2018	2017	2016
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$(161)	$118	$20
Not designated as hedges	Net foreign exchange loss	83	(96)	6
Non-designated treasury rate lock agreements	Other expense, net	—	—	(12)
Interest rate swaps designated as fair value hedges	Interest expense, net	(71)	(63)	(266)
Debt designated as hedged item in fair value hedges	Interest expense, net	71	63	266
Fair Value Measures
The fair value hierarchy consists of the following three levels:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2018:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Assets
Cash and equivalents	$7,289	$1,209	$6,080	$—
Time deposits	568	—	568	—
Debt securities	1,536	—	1,536	—
Equity securities	4	4	—	—
Foreign currency contracts	132	—	132	—
Total assets	$9,529	$1,213	$8,316	$—
Liabilities
Interest rate hedges	$466	$—	$466	$—
Foreign currency contracts	26	—	26	—
Contingent consideration	4,483	—	—	4,483
Total liabilities	$4,975	$—	$492	$4,483

66 | 2018 Form 10-K

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2017:

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

The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were determined based on prices obtained from commercial pricing services. The derivatives entered into by the company were valued using published spot curves for interest rate hedges and published forward curves for foreign currency contracts. The fair value measurements of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products still in development. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At December 31, 2018, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $160 million. Additionally, at December 31, 2018, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $420 million.
There have been no transfers of assets or liabilities between the fair value measurement levels. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

years ended December 31 (in millions)	2018	2017	2016
Beginning balance	$4,534	$4,213	$—
Additions (See Note 5)	—	—	3,985
Change in fair value recognized in net earnings	49	626	228
Milestone payments	(100)	(305)	—
Ending balance	$4,483	$4,534	$4,213
The change in fair value recognized in net earnings is recorded in other expense, net in the consolidated statements of earnings. During the fourth quarter of 2018, the company recorded a $428 million decrease in the Stemcentrx contingent consideration liability due to a reduction in probabilities of success of achieving regulatory approval.

2018 Form 10-K | 67

Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2018 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair values	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Liabilities
Short-term borrowings	$3,699	$3,693	$—	$3,693	$—
Current portion of long-term debt and lease obligations, excluding fair value hedges	1,609	1,617	1,609	8	—
Long-term debt and lease obligations, excluding fair value hedges	35,468	34,052	34,024	28	—
Total liabilities	$40,776	$39,362	$35,633	$3,729	$—
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $84 million as of December 31, 2018. No significant cumulative upward or downward adjustments have been recorded for these investments as of December 31, 2018. Prior to the adoption of ASU No. 2016-01 discussed in Note 2, these investments were accounted for under the cost method and disclosed in the table below as of December 31, 2017.
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

68 | 2018 Form 10-K

Available-for-sale Securities
Substantially all of the company’s investments in debt securities were classified as available-for-sale with changes in fair value recognized in other comprehensive income. Debt securities classified as short-term were $204 million as of December 31, 2018 and $482 million as of December 31, 2017. Long-term debt securities mature primarily within five years. Estimated fair values of available-for-sale debt securities were based on prices obtained from commercial pricing services.

The following table summarizes available-for-sale securities by type as of December 31, 2018:

	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Asset backed securities	$423	$—	$(2)	$421
Corporate debt securities	1,042	1	(9)	1,034
Other debt securities	81	—	—	81
Total	$1,546	$1	$(11)	$1,536

The following table summarizes available-for-sale securities by type as of December 31, 2017:

	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Asset backed securities	$930	$1	$(3)	$928
Corporate debt securities	1,451	4	(2)	1,453
Other debt securities	144	—	(1)	143
Equity securities	4	2	(2)	4
Total	$2,529	$7	$(8)	$2,528

AbbVie had no other-than-temporary impairments as of December 31, 2018. Net realized gains and losses were insignificant in 2018 and 2016. Net realized gains in 2017 were $90 million.
Concentrations of Risk
The company invests excess cash in time deposits, money market funds and debt securities to diversify the concentration of cash among different financial institutions. The company has established credit exposure limits and monitors concentrations of credit risk associated with financial institution deposits.
The functional currency of the company's Venezuela operations is the U.S. dollar due to the hyperinflationary status of the Venezuelan economy. During the first quarter of 2016, in consideration of declining economic conditions in Venezuela and a decline in transactions settled at the official rate, AbbVie determined that its net monetary assets denominated in the Venezuelan bolivar (VEF) were no longer expected to be settled at the official rate of 10 VEF per U.S. dollar, but rather at the Divisa Complementaria (DICOM) rate. Therefore, during the first quarter of 2016, AbbVie recorded a charge of $298 million to net foreign exchange loss to revalue its bolivar-denominated net monetary assets using the DICOM rate then in effect of approximately 270 VEF per U.S. dollar. As of December 31, 2018 and 2017, AbbVie’s net monetary assets in Venezuela were insignificant.
Of total net accounts receivable, three U.S. wholesalers accounted for 63% as of December 31, 2018 and 56% as of December 31, 2017, and substantially all of AbbVie's net revenues in the United States were to these three wholesalers.
HUMIRA (adalimumab) is AbbVie's single largest product and accounted for approximately 61% of AbbVie's total net revenues in 2018, 65% in 2017 and 63% in 2016.
Note 11 Post-Employment Benefits

AbbVie sponsors various pension and other post-employment benefit plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. In addition, AbbVie provides medical benefits, primarily to eligible retirees in the United States and Puerto Rico, through other post-retirement benefit plans. Net obligations for these plans have been reflected on the consolidated balance sheets as of December 31, 2018 and 2017.

2018 Form 10-K | 69

The following table summarizes benefit plan information for the global AbbVie-sponsored defined benefit and other post-employment plans:

	Defined benefit plans		Other post-employment plans
as of and for the years ended December 31 (in millions)	2018	2017	2018	2017
Projected benefit obligations
Beginning of period	$6,985	$5,829	$813	$627
Service cost	285	236	26	26
Interest cost	227	204	25	24
Employee contributions	2	2	—	—
Actuarial (gain) loss	(614)	714	(287)	149
Benefits paid	(191)	(173)	(16)	(15)
Other, primarily foreign currency translation adjustments	(76)	173	—	2
End of period	6,618	6,985	561	813
Fair value of plan assets
Beginning of period	5,399	4,572	—	—
Actual return on plan assets	(384)	684	—	—
Company contributions	873	246	16	15
Employee contributions	2	2	—	—
Benefits paid	(191)	(173)	(16)	(15)
Other, primarily foreign currency translation adjustments	(62)	68	—	—
End of period	5,637	5,399	—	—
Funded status, end of period	$(981)	$(1,586)	$(561)	$(813)

Amounts recognized on the consolidated balance sheets
Other assets	$321	$388	$—	$—
Accounts payable and accrued liabilities	(8)	(32)	(15)	(15)
Other long-term liabilities	(1,294)	(1,942)	(546)	(798)
Net obligation	$(981)	$(1,586)	$(561)	$(813)
Actuarial loss, net	$2,516	$2,471	$25	$320
Prior service cost (credit)	11	12	(22)	(29)
Accumulated other comprehensive loss	$2,527	$2,483	$3	$291
The projected benefit obligations (PBO) in the table above included $1.9 billion at December 31, 2018 and $2.0 billion at December 31, 2017, related to international defined benefit plans.
For plans reflected in the table above, the accumulated benefit obligations (ABO) were $6.0 billion at December 31, 2018 and $6.3 billion at December 31, 2017. For those plans reflected in the table above in which the ABO exceeded plan assets at December 31, 2018, the ABO was $4.0 billion, the PBO was $4.5 billion and aggregate plan assets were $3.3 billion.
Subsequent to December 31, 2018, the company made a voluntary contribution of $150 million to its principal domestic defined benefit plan, the AbbVie Pension Plan.

70 | 2018 Form 10-K

Amounts Recognized in Other Comprehensive Income (Loss)
The following table summarizes the pre-tax gains and losses included in other comprehensive income (loss):

years ended December 31 (in millions)	2018	2017	2016
Defined benefit plans
Actuarial loss	$209	$412	$284
Amortization of actuarial loss and prior service cost	(140)	(107)	(85)
Foreign exchange gain (loss) and other	(13)	46	(22)
Total	$56	$351	$177
Other post-employment plans
Actuarial loss (gain)	$(287)	$149	$33
Amortization of actuarial loss and prior service credit	(1)	—	—
Total	$(288)	$149	$33

The pre-tax amounts included in AOCI at December 31, 2018 expected to be recognized in net periodic benefit cost in 2019 consisted of $103 million of expense related to actuarial losses and prior service costs for defined benefit plans and $5 million of income related to actuarial losses and prior service credits for other post-employment plans.

Net Periodic Benefit Cost

years ended December 31 (in millions)	2018	2017	2016
Defined benefit plans
Service cost	$285	$236	$210
Interest cost	227	204	201
Expected return on plan assets	(439)	(382)	(354)
Amortization of actuarial loss and prior service cost	140	107	85
Net periodic benefit cost	$213	$165	$142
Other post-employment plans
Service cost	$26	$26	$25
Interest cost	25	24	24
Amortization of actuarial loss and prior service credit	1	—	—
Net periodic benefit cost	$52	$50	$49

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

as of December 31	2018	2017
Defined benefit plans
Discount rate	4.0%	3.4%
Rate of compensation increases	4.6%	4.5%
Other post-employment plans
Discount rate	4.6%	3.9%
The assumptions used in calculating the December 31, 2018 measurement date benefit obligations will be used in the calculation of net periodic benefit cost in 2019.

2018 Form 10-K | 71

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

years ended December 31	2018	2017	2016
Defined benefit plans
Discount rate for determining service cost	3.4%	3.9%	4.4%
Discount rate for determining interest cost	3.1%	3.7%	4.0%
Expected long-term rate of return on plan assets	7.7%	7.8%	7.9%
Expected rate of change in compensation	4.4%	4.4%	4.4%
Other post-employment plans
Discount rate for determining service cost	4.0%	4.9%	5.1%
Discount rate for determining interest cost	3.7%	4.1%	4.3%
For the December 31, 2018 post-retirement health care obligations remeasurement, the company assumed a 6.6% pre-65 (7.3% post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% in 2050 and remain at that level thereafter. For purposes of measuring the 2018 post-retirement health care costs, the company assumed a 7.7% pre-65 (9.5% post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% for 2050 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2018, a one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage point
year ended December 31, 2018 (in millions) (brackets denote a reduction)	Increase	Decrease
Service cost and interest cost	$13	$(10)
Projected benefit obligation	110	(87)

Defined Benefit Pension Plan Assets

		Basis of fair value measurement
as of December 31 (in millions)	2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$719	$719	$—	$—
U.S. mid cap(b)	67	67	—	—
International(c)	226	226	—	—
Fixed income securities
U.S. government securities(d)	140	21	119	—
Corporate debt instruments(d)	385	123	262	—
Non-U.S. government securities(d)	175	48	127	—
Other(d)	232	225	7	—
Absolute return funds(e)	261	3	258	—
Real assets	7	7	—	—
Other(f)	147	147	—	—
Total	$2,359	$1,586	$773	$—
Total assets measured at NAV	3,278
Fair value of plan assets	$5,637

72 | 2018 Form 10-K

		Basis of fair value measurement
as of December 31 (in millions)	2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$597	$597	$—	$—
U.S. mid cap(b)	74	74	—	—
International(c)	63	63	—	—
Fixed income securities
U.S. government securities(d)	110	6	104	—
Corporate debt instruments(d)	238	132	106	—
Non-U.S. government securities(d)	59	25	34	—
Other(d)	265	260	5	—
Absolute return funds(e)	262	4	258	—
Real assets	7	7	—	—
Other(f)	40	40	—	—
Total	$1,715	$1,208	$507	$—
Total assets measured at NAV	3,684
Fair value of plan assets	$5,399

(a)	A mix of index funds and actively managed equity accounts that are benchmarked to various large cap indices.

(b)	A mix of index funds and actively managed equity accounts that are benchmarked to various mid cap indices.

(c)	A mix of index funds and actively managed equity accounts that are benchmarked to various non-U.S. equity indices in both developed and emerging markets.

(d)	Securities held by actively managed accounts, index funds and mutual funds.

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

2018 Form 10-K | 73

Expected Benefit Payments
The following table summarizes total benefit payments expected to be paid to plan participants including payments funded from both plan and company assets:

years ending December 31 (in millions)	Defined benefit plans	Other post-employment plans
2019	$209	$16
2020	221	19
2021	235	21
2022	249	21
2023	265	22
2024 to 2028	1,589	135
Defined Contribution Plan
AbbVie's principal defined contribution plan is the AbbVie Savings Plan. AbbVie recorded expense of $89 million in 2018, $82 million in 2017 and $75 million in 2016 related to this plan. AbbVie provides certain other post-employment benefits, primarily salary continuation arrangements, to qualifying employees and accrues for the related cost over the service lives of the employees.
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
Stock-based compensation expense is principally related to awards issued pursuant to the 2013 ISP and is summarized as follows:

	Years ended December 31,
(in millions)	2018	2017	2016
Cost of products sold	$27	$23	$22
Research and development	169	159	193
Selling, general and administrative	225	183	181
Pre-tax compensation expense	421	365	396
Tax benefit	73	73	104
After-tax compensation expense	$348	$292	$292
Realized excess tax benefits associated with stock-based compensation totaled $78 million in 2018, $71 million in 2017 and $55 million in 2016. Since 2017, all excess tax benefits associated with stock-based awards have been recognized in the statement of earnings when the awards vest or settle, rather than in stockholders' equity as a result of the adoption of a new accounting pronouncement.

74 | 2018 Form 10-K

Stock Options
Stock options awarded to employees typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period. The exercise price is equal to at least 100% of the market value on the date of grant. The fair value is determined using the Black-Scholes model. The weighted-average grant-date fair values of stock options granted were $21.63 in 2018, $9.80 in 2017 and $9.29 in 2016.
The following table summarizes AbbVie stock option activity in 2018:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2017	8,316	$41.69	5.1	$458
Granted	634	114.36
Exercised	(2,781)	28.75
Lapsed	(26)	17.03
Outstanding at December 31, 2018	6,143	$55.05	6.2	$242
Exercisable at December 31, 2018	4,293	$45.23	5.3	$202
The total intrinsic value of options exercised was $215 million in 2018, $371 million in 2017 and $325 million in 2016. The total fair value of options vested during 2018 was $22 million. As of December 31, 2018, $6 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSAs, RSUs and Performance Shares
RSUs awarded to employees other than senior executives and other key employees generally vest in one-third increments over a three year period. Recipients of these RSUs are entitled to receive dividend equivalents as dividends are declared and paid during the RSU vesting period.
The majority of the equity awards AbbVie grants to its senior executives and other key employees are performance-based. Such awards granted before 2016 consisted of RSAs or RSUs for which vesting was contingent upon AbbVie achieving a minimum annual return on equity (ROE). Since 2016, equity awards granted to senior executives and other key employees consist of a combination of performance-vested RSUs and performance shares as well as non-qualified stock options described above. The performance-vested RSUs have the potential to vest in one-third increments during a three-year performance period based on AbbVie’s ROE relative to a defined peer group of pharmaceutical, biotech and life sciences companies. The recipient may receive one share of AbbVie common stock for each vested award. The performance shares have the potential to vest over a three-year performance period and may be earned based on AbbVie’s EPS achievement and AbbVie’s total stockholder return (TSR) (a market condition) relative to a defined peer group of pharmaceutical, biotech and life sciences companies. Dividend equivalents on performance-vested RSUs and performance shares accrue during the performance period and are payable at vesting only to the extent that shares are earned.
The weighted-average grant-date fair value of RSAs, RSUs and performance shares generally is determined based on the number of shares/units granted and the quoted price of AbbVie’s common stock on the date of grant. The weighted-average grant-date fair values of performance shares with a TSR market condition are determined using the Monte Carlo simulation model.

The following table summarizes AbbVie RSA, RSU and performance share activity for 2018:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2017	10,682	$59.47
Granted	4,771	103.31
Vested	(5,073)	59.41
Forfeited	(512)	73.45
Outstanding at December 31, 2018	9,868	$79.90
The fair market value of RSAs, RSUs and performance shares (as applicable) vested was $583 million in 2018, $348 million in 2017 and $362 million in 2016.

2018 Form 10-K | 75

As of December 31, 2018, $307 million of unrecognized compensation cost related to RSAs, RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
Cash dividends declared per common share totaled $3.95 in 2018, $2.63 in 2017 and $2.35 in 2016. The following table summarizes quarterly cash dividends declared during 2018, 2017 and 2016:

2018			2017			2016
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
11/02/18	02/15/19	$1.07	10/27/17	02/15/18	$0.71	10/28/16	02/15/17	$0.64
09/07/18	11/15/18	$0.96	09/08/17	11/15/17	$0.64	09/09/16	11/15/16	$0.57
06/14/18	08/15/18	$0.96	06/22/17	08/15/17	$0.64	06/16/16	08/15/16	$0.57
02/15/18	05/15/18	$0.96	02/16/17	05/15/17	$0.64	02/18/16	05/16/16	$0.57
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
On February 15, 2018, AbbVie's board of directors authorized a new $10.0 billion stock repurchase program, which superseded AbbVie's previous stock repurchase program. On December 13, 2018, AbbVie's board of directors authorized a $5.0 billion increase to the existing $10.0 billion stock repurchase program. Under this authorization, AbbVie repurchased approximately 109 million shares for $10.7 billion in 2018. AbbVie's remaining share repurchase authorization was $4.3 billion as of December 31, 2018.
Under previous stock repurchase programs, AbbVie made open-market share repurchases of approximately 11 million shares for $1.3 billion in 2018, approximately 13 million shares for $1.0 billion in 2017 and approximately 34 million shares for $2.1 billion in 2016. Additionally, in 2016, AbbVie executed an ASR in connection with the Stemcentrx acquisition and repurchased approximately 60 million shares for $3.8 billion.

76 | 2018 Form 10-K

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2018, 2017 and 2016:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post- employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2015	$(1,270)	$—	$(1,378)	$47	$40	$(2,561)
Other comprehensive income (loss) before reclassifications	(165)	140	(194)	7	160	(52)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	—	59	(8)	(24)	27
Net current-period other comprehensive income (loss)	(165)	140	(135)	(1)	136	(25)
Balance as of December 31, 2016	(1,435)	140	(1,513)	46	176	(2,586)
Other comprehensive income (loss) before reclassifications	680	(343)	(480)	29	(230)	(344)
Net losses (gains) reclassified from accumulated other comprehensive loss	316	—	74	(75)	(112)	203
Net current-period other comprehensive income (loss)	996	(343)	(406)	(46)	(342)	(141)
Balance as of December 31, 2017	(439)	(203)	(1,919)	—	(166)	(2,727)
Other comprehensive income (loss) before reclassifications	(391)	138	84	(14)	156	(27)
Net losses reclassified from accumulated other comprehensive loss	—	—	113	4	157	274
Net current-period other comprehensive income (loss)	(391)	138	197	(10)	313	247
Balance as of December 31, 2018	$(830)	$(65)	$(1,722)	$(10)	$147	$(2,480)

Other comprehensive loss in 2018 included foreign currency translation adjustments totaling a loss of $391 million, which was principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets. In 2017, AbbVie reclassified $316 million of historical currency translation losses from AOCI related to the liquidation of certain foreign entities following the enactment of U.S. tax reform. These losses were included in net foreign exchange loss in the consolidated statement of earnings and had no related income tax impacts. Other comprehensive loss in 2017 also included foreign currency translation adjustments totaling a gain of $680 million, which was principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated assets. Other comprehensive loss in 2016 included foreign currency translation adjustments totaling a loss of $165 million, which was principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.

2018 Form 10-K | 77

The table below presents the impact on AbbVie's consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

years ended December 31 (in millions) (brackets denote gains)	2018	2017	2016
Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$141	$107	$85
Tax benefit	(28)	(33)	(26)
Total reclassifications, net of tax	$113	$74	$59

Cash flow hedging activities
Losses (gains) on designated cash flow hedges(b)	$161	$(118)	$(20)
Tax expense (benefit)	(4)	6	(4)
Total reclassifications, net of tax	$157	$(112)	$(24)

(a)	Amounts are included in the computation of net periodic benefit cost (see Note 11).

(b)	Amounts are included in cost of products sold (see Note 10).
Other
In addition to common stock, AbbVie's authorized capital includes 200 million shares of preferred stock, par value $0.01. As of December 31, 2018, no shares of preferred stock were issued or outstanding.
Note 13 Income Taxes

Earnings Before Income Tax Expense

years ended December 31 (in millions)	2018	2017	2016
Domestic	$(4,274)	$(2,678)	$(1,651)
Foreign	9,471	10,405	9,535
Total earnings before income tax expense	$5,197	$7,727	$7,884
Income Tax Expense

years ended December 31 (in millions)	2018	2017	2016
Current
Domestic	$593	$6,204	$2,229
Foreign	434	376	498
Total current taxes	$1,027	$6,580	$2,727
Deferred
Domestic	$(1,497)	$(4,898)	$(792)
Foreign	(20)	736	(4)
Total deferred taxes	$(1,517)	$(4,162)	$(796)
Total income tax expense (benefit)	$(490)	$2,418	$1,931
Impacts Related to U.S. Tax Reform
The Tax Cuts and Jobs Act (the Act) was signed into law in December 2017, resulting in significant changes to the U.S. corporate tax system. The Act reduced the U.S. federal corporate tax rate from 35% to 21% and required companies to pay a one-time transition tax on a mandatory deemed repatriation of earnings of certain foreign subsidiaries that were previously untaxed. These changes were generally effective for tax years beginning in 2018.

78 | 2018 Form 10-K

The Act also created a minimum tax on certain foreign sourced earnings. The taxability of the foreign earnings and the applicable tax rates are dependent on future events. The company’s accounting policy for the minimum tax on foreign sourced earnings is to report the tax effects on the basis that the minimum tax will be recognized in tax expense in the year it is incurred as a period expense.
Additionally, the Act significantly changed the timing and manner in which earnings of foreign subsidiaries are subject to U.S. tax. Therefore, unremitted foreign earnings previously considered indefinitely reinvested that were subject to the Act’s transition tax are no longer considered indefinitely reinvested. Post-2017 earnings subject to the U.S. minimum tax on foreign sourced earnings and the 100 percent foreign dividends received deduction are also not considered indefinitely reinvested earnings. As such, the company records foreign withholding tax liabilities related to the future cash repatriation of such earnings. However, the company considers instances of outside basis differences in foreign subsidiaries that would incur additional U.S. tax upon reversal (e.g., capital gain distribution) to be permanent in duration. The unrecognized tax liability is not practicable to determine.
Prior to the enactment of the Act, the company did not provide deferred income taxes on undistributed earnings of foreign subsidiaries that were indefinitely reinvested for continued use in foreign operations. Due to the provision of the Act that required a one-time deemed repatriation of earnings of foreign subsidiaries, in 2017, the company recorded a transition tax expense of $4.5 billion. The company also recognized income tax expense of $338 million related to transition tax on income from the sale of inventory in 2018. The transition tax is generally payable in eight annual installments.
Additionally, in 2017, the company remeasured certain deferred tax assets and liabilities based on tax rates at which they were expected to reverse in the future. In 2017, the net tax benefit of U.S. tax reform from the remeasurement of deferred taxes related to the Act and foreign tax law changes was $3.6 billion.
Given the complexity of the Act and anticipated guidance from the U.S. Treasury about implementing the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) which allowed companies to record provisional amounts during a measurement period not extending beyond one year from the enactment date of the Act. As a result, in 2017, the company’s analysis and accounting for the tax effects of the Act was preliminary. In 2017, as a direct result of the Act, the company recorded $4.5 billion of transition tax expense, as well as $4.1 billion of net tax benefit for deferred tax remeasurement. Both of these amounts were provisional estimates, as the company had not fully completed its analysis and calculation of foreign earnings subject to the transition tax or its analysis of certain other aspects of the Act that impacted the remeasurement of deferred tax balances. In 2018, the company finalized its provisional estimates and recognized income tax expense related to the Act of $86 million, which primarily related to the transition tax expense on the one-time mandatory repatriation of previously untaxed earnings of foreign subsidiaries.
Effective Tax Rate Reconciliation

years ended December 31	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%
Effect of foreign operations	(28.7)	(12.2)	(10.3)
U.S. tax credits	(7.3)	(4.0)	(4.4)
Impacts related to U.S. tax reform	8.2	12.0	—
Tax law change related to foreign currency	—	—	2.4
Stock-based compensation excess tax benefit	(1.5)	(0.9)	—
Tax audit settlements	(2.5)	(1.2)	—
All other, net	1.4	2.6	1.8
Effective tax rate	(9.4)%	31.3%	24.5%
The effective income tax rate fluctuates year to year due to the allocation of the company's taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including changes in tax law, acquisitions and collaborations. The effective income tax rates in 2018, 2017 and 2016 differed from the statutory tax rate principally due to changes in enacted tax rates and laws, the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities, the cost of repatriation decisions and Stemcentrx impairment related expenses. The effective tax rates for these periods also reflected the benefit from U.S. tax credits principally related to research and development credits, the orphan drug tax credit and Puerto Rico excise tax credits. The Puerto Rico excise tax credits relate to legislation enacted by Puerto Rico that assesses an excise tax on certain products manufactured in Puerto Rico. The tax is levied on gross inventory purchases from entities in Puerto Rico and is included in cost of products sold in the consolidated statements of earnings. The majority of the tax is creditable for U.S. income tax purposes.

2018 Form 10-K | 79

The effective income tax rate in 2018 and 2017 included impacts related to U.S. tax reform. Specific to 2018, there was a favorable impact of the effective date of provisions of the Act related to the earnings from certain foreign subsidiaries. The 2018 effective income tax rate also reflects the effects of Stemcentrx impairment related expenses. In addition, the company recognized a net tax benefit of $131 million in 2018 and $91 million in 2017 related to the resolution of various tax positions pertaining to prior years.
The effective income tax rate in 2016 included additional expense of $187 million related to the recognition of the tax effect of regulations issued by the Internal Revenue Service on December 7, 2016 that changed the determination of the U.S. taxability of foreign currency gains and losses related to certain foreign operations.
Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2018	2017
Deferred tax assets
Compensation and employee benefits	$529	$556
Accruals and reserves	371	315
Chargebacks and rebates	417	305
Advance payments	867	219
Net operating losses and other credit carryforwards	228	208
Other	353	429
Total deferred tax assets	2,765	2,032
Valuation allowances	(103)	(108)
Total net deferred tax assets	2,662	1,924
Deferred tax liabilities
Excess of book basis over tax basis of intangible assets	(2,940)	(3,762)
Excess of book basis over tax basis in investments	(211)	(181)
Other	(250)	(203)
Total deferred tax liabilities	(3,401)	(4,146)
Net deferred tax liabilities	$(739)	$(2,222)
As of December 31, 2018, gross state net operating losses were $717 million and tax credit carryforwards were $210 million. The state tax carryforwards expire between 2019 and 2038. As of December 31, 2018, foreign net operating loss carryforwards were $427 million. Foreign net operating loss carryforwards of $350 million expire between 2020 and 2028 and the remaining do not have an expiration period.
The company had valuation allowances of $103 million as of December 31, 2018 and $108 million as of December 31, 2017. These were principally related to state net operating losses and credit carryforwards that are not expected to be realized.
Current income taxes receivable were $488 million as of December 31, 2018 and $2.1 billion as of December 31, 2017 and were included in prepaid expenses and other on the consolidated balance sheets.
Unrecognized Tax Benefits

years ended December 31 (in millions)	2018	2017	2016
Beginning balance	$2,701	$1,168	$954
Increase due to current year tax positions	163	1,768	118
Increase due to prior year tax positions	110	16	111
Decrease due to prior year tax positions	(36)	(2)	(7)
Settlements	(79)	(233)	—
Lapse of statutes of limitations	(7)	(16)	(8)
Ending balance	$2,852	$2,701	$1,168

80 | 2018 Form 10-K

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
If recognized, the net amount of potential tax benefits that would impact the company's effective tax rate is $2.7 billion in 2018 and $2.6 billion in 2017. Of the unrecognized tax benefits recorded in the table above as of December 31, 2018, AbbVie would be indemnified for approximately $84 million. The “Increase due to current year tax positions” in the table above includes amounts related to federal, state and international tax items. The "Increase due to prior year tax positions" in the table above includes amounts relating to federal, state and international items as well as prior positions acquired through business development activities during the year.
AbbVie recognizes interest and penalties related to income tax matters in income tax expense in the consolidated statements of earnings. AbbVie recognized gross income tax expense of $73 million in 2018, $24 million in 2017 and $35 million in 2016, for interest and penalties related to income tax matters. AbbVie had an accrual for the payment of gross interest and penalties of $190 million at December 31, 2018, $120 million at December 31, 2017 and $112 million at December 31, 2016.
The company is routinely audited by the tax authorities in significant jurisdictions and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitation, the company's gross unrecognized tax benefits balance may change within the next twelve months up to $486 million. All significant federal, state, local and international matters have been concluded for years through 2010. The company believes adequate provision has been made for all income tax uncertainties.
Note 14 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $350 million as of December 31, 2018 and approximately $445 million as of December 31, 2017. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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
Several pending lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others are consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi-District Litigation (MDL) Rules as In re: AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission (FTC), generally allege Solvay's patent litigation involving AndroGel was sham litigation and the 2006 patent litigation settlement agreements and related agreements with three generic companies violate federal antitrust laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. These cases include: (a) four individual plaintiff lawsuits; (b) three purported class actions; and (c) Federal Trade Commission v. Actavis, Inc. et al. Following the district court's dismissal of all plaintiffs' claims, appellate proceedings led to the reinstatement of the claims regarding the patent litigation settlements, which are proceeding in the district court. In July 2018, the court denied the private plaintiffs' motion for class certification.
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

2018 Form 10-K | 81

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
In March 2015, the State of Louisiana filed a lawsuit, State of Louisiana v. Fournier Industrie et Sante, et al., against AbbVie, Abbott and affiliated Abbott entities in Louisiana state court. Plaintiff alleges that patent applications and patent litigation filed and other alleged conduct from the early 2000's and before related to the drug TriCor violated Louisiana State antitrust and unfair trade practices laws. The lawsuit seeks monetary damages and attorneys' fees. Plaintiff has filed a writ of certiorari with the Louisiana Supreme Court seeking to appeal the August 2018 dismissal of this lawsuit by the Louisiana Court of Appeal.
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
Product liability cases are pending in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 4,000 claims are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 200 claims against AbbVie are pending in various state courts. Plaintiffs generally seek compensatory and punitive damages. Six cases have gone to trial. Four of those have resulted in complete verdicts for AbbVie: three by juries in the United States District Court for the Northern District of Illinois in January, May, and June 2018, and one by a jury in the Cook County, Illinois Circuit Court in August 2017. Another case in the United States District Court for the Northern District of Illinois resulted in a March 2018 jury verdict for AbbVie on strict liability and fraud and for the plaintiff on negligence and awarded $200,000 in compensatory damages and $3 million in punitive damages, which is the subject of post-trial proceedings. Another case in the United States District Court for the Northern District of Illinois resulted in a jury verdict for AbbVie on strict liability and for the plaintiff on remaining claims and an award of $140,000 in compensatory damages and $140 million in punitive damages in August 2017. In July 2018, the court vacated that verdict and ordered a new trial. In November 2018, AbbVie entered into a Master Settlement Agreement with the Plaintiffs’ Steering Committee in the MDL encompassing all existing claims in all courts. All proceedings in pending cases are effectively stayed, including post-trial proceedings in cases that had been tried to verdict with appellate rights preserved.
Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Approximately 404 cases are pending in the United States District Court for the Southern District of Illinois, and approximately six others are pending in various other federal and state courts. Plaintiffs generally seek compensatory and punitive damages. Over ninety percent of these pending cases, plus other unfiled claims, are subject to confidential settlement agreements and are expected to be dismissed with prejudice. To date, approximately 185 cases have been dismissed with prejudice.
In November 2014, five individuals filed a putative class action lawsuit, Rubinstein, et al. v Gonzalez, et al., on behalf of purchasers and sellers of certain Shire plc (Shire) securities between June 20 and October 14, 2014, against AbbVie and its chief executive officer in the United States District Court for the Northern District of Illinois alleging that the defendants made

82 | 2018 Form 10-K

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
In September 2018, the Commissioner of the California Department of Insurance intervened in a qui tam lawsuit, State of California and Lazaro Suarez v. AbbVie Inc., et al., brought under the California Insurance Frauds Prevention Act, in California Superior Court for Alameda County. The Department of Insurance’s complaint alleges that, through patient and reimbursement support services and other services and items of value provided in connection with HUMIRA, AbbVie caused the submission of fraudulent commercial insurance claims for HUMIRA in violation of the California statute. The complaint seeks injunctive relief, an assessment of up to three times the amount of the claims at issue, and civil penalties. In addition, two federal securities lawsuits were filed in September (Pippins v. AbbVie Inc., et al., in the United States District Court for the Central District of California) and October (Holwill v. AbbVie Inc., et al., in the United States District Court for the Northern District of Illinois) against AbbVie, its chief executive officer and then-chief financial officer, alleging that reasons stated for HUMIRA sales growth in financial filings between 2013 and 2017 were misleading because they omitted the conduct alleged in the Department of Insurance’s complaint. In November 2018, the Pippins case was voluntarily dismissed.
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
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib capsules (a drug Pharmacyclics sells under the trademark IMBRUVICA®). In February 2018, four separate cases were filed in the United States District Court for the District of Delaware against the following defendants: Fresenius Kabi USA, LLC, Fresenius Kabi USA, Inc., and Fresenius Kabi Oncology Limited; Shilpa Medicare Limited, Sun Pharma Global FZE and Sun Pharmaceutical Industries Ltd.; Cipla Limited and Cipla USA Inc.; and Zydus Worldwide DMCC, Cadila Healthcare Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries Ltd., Sandoz Inc., and Lek Pharmaceuticals D.D. In November 2018, Pharmacyclics filed a fifth suit in the United States District Court for the District of Delaware against Hetero USA Inc., Hetero Labs Limited and Hetero Labs Limited Unit-I and Unit-V. In each case, Pharmacyclics alleges the defendant’s proposed generic ibrutinib product infringes certain Pharmacyclics patents and seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of IMBRUVICA, is the co-plaintiff in these suits.

2018 Form 10-K | 83

Note 15 Segment and Geographic Area Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie's net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. The following tables detail AbbVie's worldwide net revenues:

years ended December 31 (in millions)	2018	2017	2016
Immunology
HUMIRA
United States	$13,685	$12,361	$10,432
International	6,251	6,066	5,646
Total	$19,936	$18,427	$16,078
Hematologic Oncology
IMBRUVICA
United States	$2,968	$2,144	$1,580
Collaboration revenues	622	429	252
Total	$3,590	$2,573	$1,832
VENCLEXTA
United States	$247	$89	$17
International	97	33	1
Total	$344	$122	$18
HCV
MAVYRET
United States	$1,614	$277	$—
International	1,824	213	—
Total	$3,438	$490	$—
VIEKIRA
United States	$3	$61	$342
International	175	723	1,180
Total	$178	$784	$1,522
Other Key Products
Creon
United States	$928	$831	$730
Lupron
United States	$726	$669	$663
International	166	160	158
Total	$892	$829	$821
Synthroid
United States	$776	$781	$763
Synagis
International	$726	$738	$730
AndroGel
United States	$469	$577	$675
Duodopa
United States	$80	$61	$37
International	350	294	256
Total	$430	$355	$293
Sevoflurane
United States	$74	$78	$80
International	317	332	348
Total	$391	$410	$428
Kaletra
United States	$55	$71	$116
International	281	352	433
Total	$336	$423	$549
All other	$319	$876	$1,199
Total net revenues	$32,753	$28,216	$25,638

84 | 2018 Form 10-K

Net revenues to external customers by geographic area, based on product shipment destination, were as follows:

years ended December 31 (in millions)	2018	2017	2016
United States	$21,524	$18,251	$15,947
Japan	1,591	764	770
Germany	1,292	1,157	1,104
United Kingdom	855	807	776
France	783	730	713
Canada	730	659	624
Italy	652	475	523
Spain	611	521	589
The Netherlands	352	362	352
Brazil	350	410	355
All other countries	4,013	4,080	3,885
Total net revenues	$32,753	$28,216	$25,638
Long-lived assets, primarily net property and equipment, by geographic area were as follows:

as of December 31 (in millions)	2018	2017
United States and Puerto Rico	$1,993	$1,862
Europe	599	621
All other	291	320
Total long-lived assets	$2,883	$2,803

2018 Form 10-K | 85

Note 16 Quarterly Financial Data (unaudited)

(in millions except per share data)	2018	2017
First Quarter
Net revenues	$7,934	$6,538
Gross margin	6,007	4,922
Net earnings(a)	2,783	1,711
Basic earnings per share	$1.74	$1.07
Diluted earnings per share	$1.74	$1.06
Cash dividends declared per common share	$0.96	$0.64
Second Quarter
Net revenues	$8,278	$6,944
Gross margin	6,344	5,415
Net earnings(b)	1,983	1,915
Basic earnings per share	$1.26	$1.20
Diluted earnings per share	$1.26	$1.19
Cash dividends declared per common share	$0.96	$0.64
Third Quarter
Net revenues	$8,236	$6,995
Gross margin	6,401	5,379
Net earnings(c)	2,747	1,631
Basic earnings per share	$1.81	$1.02
Diluted earnings per share	$1.81	$1.01
Cash dividends declared per common share	$0.96	$0.64
Fourth Quarter
Net revenues	$8,305	$7,739
Gross margin	6,283	5,458
Net earnings (loss)(d)	(1,826)	52
Basic earnings (loss) per share	$(1.23)	$0.03
Diluted earnings (loss) per share	$(1.23)	$0.03
Cash dividends declared per common share	$1.07	$0.71

(a)
First quarter results in 2018 included an after-tax benefit of $148 million related to the change in fair value of contingent consideration liabilities partially offset by after-tax litigation reserves charges of $100 million. First quarter results in 2017 included after-tax costs of $84 million related to the change in fair value of contingent consideration liabilities.

(b)
Second quarter results in 2018 included after-tax charges of $500 million as a result of a collaboration agreement extension with Calico and $485 million related to the change in fair value of contingent consideration liabilities. Second quarter results in 2017 included an after-tax charge of $62 million to increase litigation reserves and after-tax costs of $61 million related to the change in fair value of contingent consideration liabilities.

(c)
Third quarter results in 2018 included after-tax litigation reserves charges of $176 million and $95 million related to the change in fair value of contingent consideration liabilities. Third quarter results in 2017 included after-tax costs of $401 million related to the change in fair value of contingent consideration liabilities.

(d)
Fourth quarter results in 2018 included an after-tax intangible asset impairment charge of $4.5 billion partially offset by an after-tax benefit of $375 million related to the change in fair value of contingent consideration liabilities. Fourth quarter results in 2017 were impacted by net charges related to the December 2017 enactment of the Tax Cuts and

86 | 2018 Form 10-K

Jobs Act, including an after-tax charge of $4.5 billion related to the one-time mandatory repatriation of previously untaxed earnings of foreign subsidiaries, partially offset by after-tax benefits of $3.3 billion due to remeasurement of net deferred tax liabilities and other related impacts. Additional after-tax costs that impacted fourth quarter results in 2017 included $244 million for an intangible asset impairment charge, $221 million for a charge to increase litigation reserves, $205 million as a result of entering into a global strategic collaboration with Alector and $79 million related to the change in fair value of contingent consideration liabilities.

2018 Form 10-K | 87

Report Of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AbbVie Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-16
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for the income tax consequences of intercompany transfers of assets other than inventory in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.
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
February 27, 2019

88 | 2018 Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures; Internal Control Over Financial Reporting
        Evaluation of disclosure controls and procedures.    The Chief Executive Officer, Richard A. Gonzalez, and the Chief Financial Officer, Robert A. Michael, evaluated the effectiveness of AbbVie's disclosure controls and procedures as of the end of the period covered by this report, and concluded that AbbVie's disclosure controls and procedures were effective to ensure that information AbbVie is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by AbbVie in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to AbbVie's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
        Changes in internal control over financial reporting.   There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended December 31, 2018.
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
Management assessed the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management concluded that AbbVie maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
The effectiveness of AbbVie's internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report below, which expresses an unqualified opinion on the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2018.

2018 Form 10-K | 89

Report of independent registered public accounting firm. The report of AbbVie's independent registered public accounting firm related to its assessment of the effectiveness of internal control over financial reporting is included below.

90 | 2018 Form 10-K

Report Of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on Internal Control over Financial Reporting
We have audited AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AbbVie Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AbbVie Inc. and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
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
February 27, 2019

2018 Form 10-K | 91

ITEM 9B. OTHER INFORMATION

None.

92 | 2018 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are "Information Concerning Director Nominees," "The Board of Directors and its Committees—Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2019 AbbVie Inc. Proxy Statement. The 2019 Definitive Proxy Statement will be filed on or about March 22, 2019. Also incorporated herein by reference is the text found in this Form 10-K under the caption, "Executive Officers of the Registrant."
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
AbbVie has a chief ethics and compliance officer who reports to the Vice Chairman, External Affairs and Chief Legal Officer and to the public policy committee. The chief ethics and compliance officer is responsible for overseeing, administering and monitoring AbbVie's compliance program.
ITEM 11. EXECUTIVE COMPENSATION

The material to be included in the 2019 AbbVie Inc. Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2019 Definitive Proxy Statement will be filed on or about March 22, 2019.

2018 Form 10-K | 93

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.
The following table presents information as of December 31, 2018 about AbbVie's equity compensation plans under which AbbVie common stock has been authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	16,004,640	$55.05	68,259,802
Equity compensation plans not approved by security holders	—	—	—
Total	16,004,640	$55.05	68,259,802

(1)	Includes 1,005,389 shares issuable under AbbVie's Incentive Stock Program pursuant to awards granted by Abbott and adjusted into AbbVie awards in connection with AbbVie's separation from Abbott.

(2)	The weighted-average exercise price does not include outstanding restricted stock units, restricted stock awards and performance shares that have no exercise price.

(3)
Excludes shares issuable upon the exercise of stock options and pursuant to other rights granted under the Stemcentrx 2011 Equity Incentive Plan, which was assumed by AbbVie upon the consummation of its acquisition of Stemcentrx, Inc. As of December 31, 2018, 286,634 options remained outstanding under this plan. The options have a weighted-average exercise price of $14.52. No further awards will be granted under this plan.

(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Securities Ownership—Securities Ownership of Executive Officers and Directors" in the 2019 AbbVie Inc. Proxy Statement. The 2019 Definitive Proxy Statement will be filed on or about March 22, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2019 AbbVie Inc. Proxy Statement under the headings "The Board of Directors and its Committees," "Corporate Governance Materials," and "Procedures for Approval of Related Person Transactions" is incorporated herein by reference. The 2019 Definitive Proxy Statement will be filed on or about March 22, 2019.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material to be included in the 2019 AbbVie Inc. Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" is incorporated herein by reference. The 2019 Definitive Proxy Statement will be filed on or about March 22, 2019.

94 | 2018 Form 10-K

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K.

(1)	Financial Statements: See Item 8, "Financial Statements and Supplementary Data," on page 42 hereof, for a list of financial statements.

(2)	Financial Statement Schedules: All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is set forth in Item 15(b) below.

(b)	Exhibits:

Exhibit Number	Exhibit Description
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

2018 Form 10-K | 95

Exhibit Number	Exhibit Description
4.7
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

10.2	*AbbVie 2013 Incentive Stock Program (incorporated by reference to Exhibit A to the AbbVie Inc. Definitive Proxy Statement on Schedule 14A dated March 15, 2013).**
10.3	*AbbVie Performance Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015).**
10.4	*AbbVie Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).**
10.5	*AbbVie Non-Employee Directors' Fee Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015).**
10.6	*AbbVie Supplemental Pension Plan (incorporated by reference to Exhibit 10.7 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).**
10.7	*AbbVie Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.8 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015). **
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

10.11	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**
10.12
*Form of AbbVie Inc. Retention Restricted Stock Unit Agreement - Cliff Vesting (incorporated by reference to Exhibit 10.3 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.13
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

10.19	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**
10.20	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**
10.21
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**

96 | 2018 Form 10-K

Exhibit Number	Exhibit Description
10.22	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.25 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017).**
10.23
*AbbVie Non-Employee Directors' Fee Plan, as amended and restated (incorporated by reference to Exhibit 10.26 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017).**

10.24	*Stemcentrx 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on June 16, 2016).**
10.25	*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q filed on May 4, 2018).**
10.26	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed on May 4, 2018).**
10.27	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (US) (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q filed on May 4, 2018).**
10.28	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q filed on May 4, 2018).**
10.29	*Form of AbbVie Inc. Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q filed on May 4, 2018).**
10.30	*Pharmacyclics, Inc. 2014 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.1 of the company's Registration Statement on Form S-8 filed on May 27, 2015).**
10.31
*Revolving Credit Agreement, dated as of August 31, 2018, among AbbVie, the lenders and other parties party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on September 6, 2018).

10.32
*364-Day Term Loan Credit Agreement, dated as of May 17, 2018, among AbbVie, the lenders and other parties party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on May 18, 2018).

10.33
*First Amendment to 364-Day Term Loan Credit Agreement, dated as of August 31, 2018, among AbbVie, the lenders and other parties party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K filed on September 6, 2018).

10.34
*Underwriting Agreement, dated as of May 5, 2015, by and among AbbVie Inc. and Morgan Stanley & Co. LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several other underwriters named therein (incorporated by reference to Exhibit 1.1 of the company's Current Report on Form 8-K filed on May 7, 2015).

10.35
*Underwriting Agreement, dated as of May 9, 2016, by and among AbbVie Inc., and Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named in Schedule II thereto (incorporated by reference to Exhibit 1.1 of AbbVie’s Current Report on Form 8-K filed on May 12, 2016).

10.36
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

10.37
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

21	Subsidiaries of AbbVie Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2018 Form 10-K | 97

Exhibit Number	Exhibit Description
101
The following financial statements and notes from the AbbVie Inc. Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019, formatted in XBRL: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

The AbbVie Inc. 2019 Definitive Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 22, 2019.

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

98 | 2018 Form 10-K

ITEM 16. FORM 10-K SUMMARY

None.

2018 Form 10-K | 99

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AbbVie Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AbbVie Inc.
By:	/s/ RICHARD A. GONZALEZ
	Name:	Richard A. Gonzalez
	Title:	Chairman of the Board and Chief Executive Officer
Date:	February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbbVie Inc. on February 27, 2019 in the capacities indicated below.

/s/ RICHARD A. GONZALEZ	/s/ ROBERT A. MICHAEL
Richard A. Gonzalez Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Robert A. Michael Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ BRIAN L. DURKIN
Brian L. Durkin Vice President, Controller (Principal Accounting Officer)

/s/ ROBERT J. ALPERN, M.D.	/s/ ROXANNE S. AUSTIN
Robert J. Alpern, M.D. Director of AbbVie Inc.	Roxanne S. Austin Director of AbbVie Inc.

/s/ WILLIAM H.L. BURNSIDE	/s/ BRETT J. HART
William H.L. Burnside Director of AbbVie Inc.	Brett J. Hart Director of AbbVie Inc.

/s/ EDWARD M. LIDDY	/s/ MELODY B. MEYER
Edward M. Liddy Director of AbbVie Inc.	Melody B. Meyer Director of AbbVie Inc.

/s/ EDWARD J. RAPP	/s/ REBECCA B. ROBERTS
Edward J. Rapp Director of AbbVie Inc.	Rebecca B. Roberts Director of AbbVie Inc.

/s/ GLENN F. TILTON	/s/ FREDERICK H. WADDELL
Glenn F. Tilton Director of AbbVie Inc.	Frederick H. Waddell Director of AbbVie Inc.

100 | 2018 Form 10-K