Form 10-Q
period 2019-03-31
AbbVie Inc.
filed 2019-05-03
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number: 001-35565

AbbVie Inc.

(Exact name of registrant as specified in its charter)
Delaware	32-0375147
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1 North Waukegan Road
North Chicago, Illinois 60064
Telephone: (847) 932-7900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).        Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ABBV	New York Stock Exchange
Chicago Stock Exchange
As of April 26, 2019, AbbVie Inc. had 1,478,332,177 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

2019 Form 10-Q |	1

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2019	2018
Net revenues	$7,828	$7,934

Cost of products sold	1,694	1,927
Selling, general and administrative	1,680	1,791
Research and development	1,289	1,244
Acquired in-process research and development	155	69
Total operating costs and expenses	4,818	5,031
Operating earnings	3,010	2,903

Interest expense, net	325	251
Net foreign exchange loss	6	8
Other (income) expense, net	135	(153)
Earnings before income tax expense	2,544	2,797
Income tax expense	88	14
Net earnings	$2,456	$2,783

Per share data
Basic earnings per share	$1.65	$1.74
Diluted earnings per share	$1.65	$1.74

Weighted-average basic shares outstanding	1,480	1,591
Weighted-average diluted shares outstanding	1,483	1,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2019	2018
Net earnings	$2,456	$2,783

Foreign currency translation adjustments, net of tax expense (benefit) of $1 for the three months ended March 31, 2019 and $(3) for the three months ended March 31, 2018	(103)	189
Net investment hedging activities, net of tax expense (benefit) of $19 for the three months ended March 31, 2019 and $(30) for the three months ended March 31, 2018	65	(104)
Pension and post-employment benefits, net of tax expense (benefit) of $6 for the three months ended March 31, 2019 and $9 for the three months ended March 31, 2018	25	22
Marketable security activities, net of tax expense (benefit) of $— for the three months ended March 31, 2019 and $— for the three months ended March 31, 2018	7	(7)
Cash flow hedging activities, net of tax expense (benefit) of $(7) for the three months ended March 31, 2019 and $(1) for the three months ended March 31, 2018	(30)	(3)
Other comprehensive income (loss)	(36)	97
Comprehensive income	$2,420	$2,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and equivalents	$4,897	$7,289
Short-term investments	331	772
Accounts receivable, net	5,680	5,384
Inventories	1,702	1,605
Prepaid expenses and other	1,803	1,895
Total current assets	14,413	16,945

Investments	1,477	1,420
Property and equipment, net	2,860	2,883
Intangible assets, net	20,846	21,233
Goodwill	15,606	15,663
Other assets	1,567	1,208
Total assets	$56,769	$59,352

Liabilities and Equity
Current liabilities
Short-term borrowings	$499	$3,699
Current portion of long-term debt and finance lease obligations	1,579	1,609
Accounts payable and accrued liabilities	11,826	11,931
Total current liabilities	13,904	17,239

Long-term debt and finance lease obligations	35,066	35,002
Deferred income taxes	1,116	1,067
Other long-term liabilities	14,509	14,490

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,780,885,882 shares issued as of March 31, 2019 and 1,776,510,871 as of December 31, 2018	18	18
Common stock held in treasury, at cost, 302,648,065 shares as of March 31, 2019 and 297,686,473 as of December 31, 2018	(24,502)	(24,108)
Additional paid-in capital	14,940	14,756
Retained earnings	4,234	3,368
Accumulated other comprehensive loss	(2,516)	(2,480)
Total stockholders’ equity (deficit)	(7,826)	(8,446)

Total liabilities and equity	$56,769	$59,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2017	1,592	$18	$(11,923)	$14,270	$5,459	$(2,727)	$5,097
Adoption of new accounting standards	—	—	—	—	(1,733)	—	(1,733)
Net earnings	—	—	—	—	2,783	—	2,783
Other comprehensive income, net of tax	—	—	—	—	—	97	97
Dividends declared	—	—	—	—	(1,532)	—	(1,532)
Purchases of treasury stock	(12)	—	(1,431)	—	—	—	(1,431)
Stock-based compensation plans and other	7	—	23	249	—	—	272
Balance at March 31, 2018	1,587	$18	$(13,331)	$14,519	$4,977	$(2,630)	$3,553

Balance at December 31, 2018	1,479	$18	$(24,108)	$14,756	$3,368	$(2,480)	$(8,446)
Net earnings	—	—	—	—	2,456	—	2,456
Other comprehensive loss, net of tax	—	—	—	—	—	(36)	(36)
Dividends declared	—	—	—	—	(1,590)	—	(1,590)
Purchases of treasury stock	(5)	—	(419)	—	—	—	(419)
Stock-based compensation plans and other	4	—	25	184	—	—	209
Balance at March 31, 2019	1,478	$18	$(24,502)	$14,940	$4,234	$(2,516)	$(7,826)

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2019	2018
Cash flows from operating activities
Net earnings	$2,456	$2,783
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	118	115
Amortization of intangible assets	385	330
Change in fair value of contingent consideration liabilities	169	(148)
Stock-based compensation	189	191
Upfront costs and milestones related to collaborations	195	101
Other, net	(33)	101
Changes in operating assets and liabilities:
Accounts receivable	(316)	(681)
Inventories	(128)	(71)
Prepaid expenses and other assets	(112)	(267)
Accounts payable and other liabilities	94	191
Cash flows from operating activities	3,017	2,645

Cash flows from investing activities
Acquisitions and investments	(320)	(372)
Acquisitions of property and equipment	(107)	(119)
Purchases of investment securities	(194)	(267)
Sales and maturities of investment securities	594	311
Cash flows from investing activities	(27)	(447)

Cash flows from financing activities
Net change in commercial paper borrowings	(200)	(33)
Repayments of other short-term borrowings	(3,000)	—
Repayments of long-term debt and lease obligations	—	(7)
Dividends paid	(1,588)	(1,137)
Purchases of treasury stock	(620)	(1,431)
Proceeds from the exercise of stock options	4	62
Other, net	21	37
Cash flows from financing activities	(5,383)	(2,509)
Effect of exchange rate changes on cash and equivalents	1	15
Net change in cash and equivalents	(2,392)	(296)
Cash and equivalents, beginning of period	7,289	9,303

Cash and equivalents, end of period	$4,897	$9,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	6

AbbVie Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1    Basis of Presentation

Basis of Historical Presentation
The unaudited interim condensed consolidated financial statements of AbbVie Inc. (AbbVie or the company) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU No. 2016-02
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The standard outlines a comprehensive lease accounting model that supersedes the previous lease guidance and requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. AbbVie adopted the standard in the first quarter of 2019 using the modified retrospective method. Results for reporting periods beginning after December 31, 2018 have been presented in accordance with the standard, while results for prior periods have not been adjusted and continue to be reported in accordance with AbbVie's historical accounting. The cumulative effect of initially applying the new leases standard was recognized as an adjustment to the opening condensed consolidated balance sheet as of January 1, 2019.
The company elected a package of practical expedients for leases that commenced prior to January 1, 2019 and did not reassess historical conclusions on: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases.
Under the new standard, on January 1, 2019, the company recognized a cumulative-effect adjustment to its condensed consolidated balance sheet primarily related to the recognition of liabilities and corresponding right-of-use assets for operating leases. The adjustment to the condensed consolidated balance sheet included: (i) a $405 million increase to other assets; (ii) a $115 million increase to accounts payable and accrued liabilities; and (iii) a $290 million increase to other long-term liabilities. Other cumulative-effect adjustments to the condensed consolidated balance sheet were insignificant.
Adoption of the standard did not have a significant impact on AbbVie's condensed consolidated statement of earnings for the three months ended March 31, 2019.
ASU No. 2018-02
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects related to adjustments to deferred taxes resulting from the December 2017 enactment of the Tax Cuts and Jobs Act (the Act). AbbVie adopted the standard in the first quarter of 2019. Upon adoption, the company made an election to not reclassify the income tax effects of the Act from AOCI to retained earnings. Therefore, the adoption of the standard had no impact on AbbVie's consolidated financial statements.

2019 Form 10-Q |	7

Recent Accounting Pronouncements Not Yet Adopted
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
Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended March 31,
(in millions)	2019	2018
Interest expense	$387	$309
Interest income	(62)	(58)
Interest expense, net	$325	$251
Inventories

(in millions)	March 31, 2019	December 31, 2018
Finished goods	$583	$473
Work-in-process	880	862
Raw materials	239	270
Inventories	$1,702	$1,605
Property and Equipment

(in millions)	March 31, 2019	December 31, 2018
Property and equipment, gross	$8,370	$8,396
Accumulated depreciation	(5,510)	(5,513)
Property and equipment, net	$2,860	$2,883
Depreciation expense was $118 million for the three months ended March 31, 2019 and $115 million for the three months ended March 31, 2018.
Note 3    Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.

2019 Form 10-Q |	8

The following table summarizes the impact of the two-class method:

	Three months ended March 31,
(in millions, except per share data)	2019	2018
Basic EPS
Net earnings	$2,456	$2,783
Earnings allocated to participating securities	12	12
Earnings available to common shareholders	$2,444	$2,771
Weighted-average basic shares outstanding	1,480	1,591
Basic earnings per share	$1.65	$1.74

Diluted EPS
Net earnings	$2,456	$2,783
Earnings allocated to participating securities	12	12
Earnings available to common shareholders	$2,444	$2,771
Weighted-average shares of common stock outstanding	1,480	1,591
Effect of dilutive securities	3	5
Weighted-average diluted shares outstanding	1,483	1,596
Diluted earnings per share	$1.65	$1.74

Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Cash outflows related to acquisitions and investments totaled $320 million for the three months ended March 31, 2019 and $372 million for the three months ended March 31, 2018. AbbVie recorded acquired in-process research and development (IPR&D) charges of $155 million for the three months ended March 31, 2019 and $69 million for the three months ended March 31, 2018.
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

2019 Form 10-Q |	9

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

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended March 31,
(in millions)	2019	2018
United States - Janssen's share of profits (included in cost of products sold)	$386	$276
International - AbbVie's share of profits (included in net revenues)	193	138
Global - AbbVie's share of other costs (included in respective line items)	72	71

AbbVie’s receivable from Janssen, included in accounts receivable, net, was $218 million at March 31, 2019 and $177 million at December 31, 2018. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $373 million at March 31, 2019 and $376 million at December 31, 2018.
Note 6    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2018	$15,663
Foreign currency translation adjustments	(57)
Balance as of March 31, 2019	$15,606

The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of March 31, 2019, there were no accumulated goodwill impairment losses.
Intangible Assets, Net

The following table summarizes intangible assets:

	March 31, 2019			December 31, 2018
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$15,865	$(5,857)	$10,008	$15,872	$(5,614)	$10,258
License agreements	7,865	(1,947)	5,918	7,865	(1,810)	6,055
Total definite-lived intangible assets	23,730	(7,804)	15,926	23,737	(7,424)	16,313
Indefinite-lived research and development	4,920	—	4,920	4,920	—	4,920
Total intangible assets, net	$28,650	$(7,804)	$20,846	$28,657	$(7,424)	$21,233
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. Indefinite-lived intangible assets as of March 31, 2019 and December 31, 2018 relate to the 2016 acquisitions of Boehringer

2019 Form 10-Q |	10

Ingelheim compounds and Stemcentrx. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist. No indefinite-lived intangible asset impairment charges were recorded for the three months ended March 31, 2019 and 2018.
In the fourth quarter of 2018, the company recorded an impairment charge of $5.1 billion related to IPR&D acquired as part of the 2016 Stemcentrx acquisition following the decision to stop enrollment in the TAHOE trial. AbbVie continues to evaluate information as it becomes available with respect to the Stemcentrx-related clinical development programs and will monitor the remaining $1.0 billion of IPR&D assets for further impairment.
Definite-Lived Intangible Assets
Amortization expense was $385 million for the three months ended March 31, 2019 and $330 million for the three months ended March 31, 2018. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings. No definite-lived intangible asset impairment charges were recorded for the three months ended March 31, 2019 and 2018.
Note 7    Restructuring Plans

AbbVie recorded restructuring charges of $167 million for the three months ended March 31, 2019 and $22 million for the three months ended March 31, 2018. Restructuring charges for the three months ended March 31, 2019 primarily related to severance costs.

The following table summarizes the cash activity in the restructuring reserve for the three months ended March 31, 2019:

(in millions)
Accrued balance as of December 31, 2018	$99
Restructuring charges	154
Payments and other adjustments	(44)
Accrued balance as of March 31, 2019	$209
Note 8 Leases

AbbVie's lease portfolio primarily consists of real estate properties, vehicles and equipment. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. For leases commencing or modified in 2019 or later, AbbVie does not separate lease components from non-lease components.
The company records lease liabilities based on the present value of lease payments over the lease term. AbbVie generally uses an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. Certain lease agreements include renewal options that are under the company's control. AbbVie includes optional renewal periods in the lease term only when it is reasonably certain that AbbVie will exercise its option.
Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The company's lease agreements do not contain any significant residual value guarantees or restrictive covenants.

2019 Form 10-Q |	11

The following table summarizes the amounts and location of operating and finance leases on the condensed consolidated balance sheet:

(in millions)	Balance sheet caption	March 31, 2019
Assets
Operating	Other assets	$405
Finance	Property and equipment, net	28
Total lease assets		$433
Liabilities
Operating
Current	Accounts payable and accrued liabilities	$110
Noncurrent	Other long-term liabilities	307
Finance
Current	Current portion of long-term debt and finance lease obligations	10
Noncurrent	Long-term debt and finance lease obligations	23
Total lease liabilities		$450
The following table summarizes the lease costs recognized in the condensed consolidated statement of earnings:

Three months ended March 31,
(in millions)	2019
Operating lease cost	$32
Finance lease cost
Amortization of right-of-use assets	2
Interest on lease liabilities	—
Short-term lease cost	6
Variable lease cost	15
Total lease cost	$55
Sublease income was insignificant for the three months ended March 31, 2019.
The following table presents the weighted-average remaining lease term and weighted-average discount rate for operating and finance leases:

Three months ended March 31,
2019
Weighted-average remaining lease term (in years)
Operating	6
Finance	3
Weighted-average discount rate
Operating	4.0%
Finance	4.5%

2019 Form 10-Q |	12

The following table presents supplementary cash flow information regarding the company's operating and finance leases:

Three months ended March 31,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$26
Operating cash flows from finance leases	—
Financing cash flows from finance leases	2
Right-of-use assets obtained in exchange for new finance lease liabilities	—
Right-of-use assets obtained in exchange for new operating lease liabilities	8
The following table summarizes the future maturities of AbbVie's operating and finance lease liabilities as of March 31, 2019:

(in millions)	Operating leases	Finance leases	Total (a)(b)
2019	$93	$10	$103
2020	117	11	128
2021	97	10	107
2022	52	2	54
2023	34	1	35
Thereafter	78	—	78
Total lease payments	471	34	505
Less: Interest	54	1	55
Present value of lease liabilities	$417	$33	$450
(a) Total lease payments exclude approximately $350 million of contractual minimum lease payments for leases executed but not yet commenced. These leases will commence between years 2019 and 2020 with lease terms of approximately 11 years.
(b) Lease payments recognized as part of lease liabilities for optional renewal periods are insignificant.
Note 9    Financial Instruments and Fair Value Measures

Risk Management Policy

See Note 10 to the company's Annual Report on Form 10-K for the year ended December 31, 2018 for a summary of AbbVie's risk management policy and use of derivative instruments.
Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $802 million at March 31, 2019 and $1.4 billion at December 31, 2018, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of March 31, 2019 will be reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.

The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $9.9 billion at March 31, 2019 and $8.6 billion at December 31, 2018.

2019 Form 10-Q |	13

The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company designated €3.6 billion aggregate principal amount of senior Euro notes as net investment hedges at March 31, 2019 and December 31, 2018. Realized and unrealized gains and losses from these hedges are included in AOCI.

AbbVie is a party to interest rate hedge contracts designated as fair value hedges with notional amounts totaling $10.8 billion at March 31, 2019 and December 31, 2018. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

No amounts are excluded from the assessment of effectiveness for cash flow hedges, net investment hedges or fair value hedges.

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	March 31, 2019	December 31, 2018	Balance sheet caption	March 31, 2019	December 31, 2018
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$69	$113	Accounts payable and accrued liabilities	$—	$—
Not designated as hedges	Prepaid expenses and other	42	19	Accounts payable and accrued liabilities	47	26
Interest rate swaps designated as fair value hedges	Other assets	—	—	Other long-term liabilities	354	466
Total derivatives		$111	$132		$401	$492

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended March 31,
(in millions)	2019	2018
Foreign currency forward exchange contracts designated as cash flow hedges	$3	$(48)

Assuming market rates remain constant through contract maturities, the company expects to transfer pre-tax gains of $126 million into cost of products sold for foreign currency cash flow hedges during the next 12 months.

Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized a pre-tax gain in other comprehensive income (loss) of $84 million for the three months ended March 31, 2019 and recognized a pre-tax loss in other comprehensive income (loss) of $134 million for the three months ended March 31, 2018.

2019 Form 10-Q |	14

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 11 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended March 31,
(in millions)	Statement of earnings caption	2019	2018
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$40	$(44)
Not designated as hedges	Net foreign exchange loss	15	(59)
Interest rate swaps designated as fair value hedges	Interest expense, net	112	(184)
Debt designated as hedged item in fair value hedges	Interest expense, net	(112)	184

Fair Value Measures

The fair value hierarchy consists of the following three levels:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2019:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$4,897	$1,264	$3,633	$—
Time deposits	68	—	68	—
Debt securities	1,611	—	1,611	—
Equity securities	52	52	—	—
Foreign currency contracts	111	—	111	—
Total assets	$6,739	$1,316	$5,423	$—
Liabilities
Interest rate hedges	$354	$—	$354	$—
Foreign currency contracts	47	—	47	—
Contingent consideration	4,652	—	—	4,652
Total liabilities	$5,053	$—	$401	$4,652

2019 Form 10-Q |	15

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of December 31, 2018:

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
The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were determined based on prices obtained from commercial pricing services. Equity securities consist of investments for which the fair values were determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company were valued using published spot curves for interest rate hedges and published forward curves for foreign currency contracts. The fair value measurements of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products still in development. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At March 31, 2019, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $170 million. Additionally, at March 31, 2019, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $410 million.
There have been no transfers of assets or liabilities between the fair value measurement levels. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Three months ended March 31,
(in millions)	2019	2018
Beginning balance	$4,483	$4,534
Change in fair value recognized in net earnings	169	(148)
Ending balance	$4,652	$4,386
The change in fair value recognized in net earnings is recorded in other (income) expense, net in the condensed consolidated statements of earnings. AbbVie expects the fair value of its contingent consideration liabilities to increase in the second quarter of 2019 as a result of the April 2019 regulatory approvals of SKYRIZI (risankizumab) for the treatment of moderate to severe plaque psoriasis. The company is in the process of evaluating the impact of the regulatory approvals on the fair value, which includes an increase in the probabilities of success assumptions.

2019 Form 10-Q |	16

Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of March 31, 2019 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$499	$499	$—	$499	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	1,579	1,586	1,576	10	—
Long-term debt and finance lease obligations, excluding fair value hedges	35,420	35,362	35,339	23	—
Total liabilities	$37,498	$37,447	$36,915	$532	$—
The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2018 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$3,699	$3,693	$—	$3,693	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	1,609	1,617	1,609	8	—
Long-term debt and finance lease obligations, excluding fair value hedges	35,468	34,052	34,024	28	—
Total liabilities	$40,776	$39,362	$35,633	$3,729	$—
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $77 million as of March 31, 2019 and $84 million as of December 31, 2018. No significant cumulative upward or downward adjustments have been recorded for these investments as of March 31, 2019.
Available-for-sale Securities
Substantially all of the company’s investments in debt securities were classified as available-for-sale with changes in fair value recognized in other comprehensive income. Debt securities classified as short-term were $263 million as of March 31, 2019 and $204 million as of December 31, 2018. Long-term debt securities mature primarily within five years. Estimated fair values of available-for-sale debt securities were generally determined based on prices obtained from commercial pricing services.
The following table summarizes available-for-sale securities by type as of March 31, 2019:

	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Asset backed securities	$425	$—	$(2)	$423
Corporate debt securities	1,069	3	(4)	1,068
Other debt securities	120	—	—	120
Total	$1,614	$3	$(6)	$1,611

2019 Form 10-Q |	17

The following table summarizes available-for-sale securities by type as of December 31, 2018:

	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Asset backed securities	$423	$—	$(2)	$421
Corporate debt securities	1,042	1	(9)	1,034
Other debt securities	81	—	—	81
Total	$1,546	$1	$(11)	$1,536
AbbVie had no other-than-temporary impairments as of March 31, 2019. Net realized gains and losses were insignificant for the three months ended March 31, 2019 and 2018.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 63% as of March 31, 2019 and December 31, 2018, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.
HUMIRA (adalimumab) is AbbVie’s single largest product and accounted for approximately 57% of AbbVie’s total net revenues for the three months ended March 31, 2019 and 59% for the three months ended March 31, 2018.
Debt and Credit Facilities
Short-Term Borrowings
Short-term borrowings included commercial paper borrowings of $499 million as of March 31, 2019 and $699 million as of December 31, 2018. The weighted-average interest rate on commercial paper borrowings was 2.8% for the three months ended March 31, 2019 and 1.8% for the three months ended March 31, 2018.
In March 2019, AbbVie repaid its $3.0 billion 364-day term loan credit agreement that was scheduled to mature in June 2019.
Note 10 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans		Other post- employment plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2019	2018	2019	2018
Service cost	$67	$72	$6	$8
Interest cost	64	57	6	8
Expected return on plan assets	(119)	(111)	—	—
Amortization of actuarial losses and prior service cost (credit)	26	37	(1)	4
Net periodic benefit cost	$38	$55	$11	$20
The components of net periodic benefit cost other than service cost are included in other (income) expense, net in the condensed consolidated statements of earnings.

2019 Form 10-Q |	18

Note 11 Equity

Stock-Based Compensation

Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and is summarized as follows:

	Three months ended March 31,
(in millions)	2019	2018
Cost of products sold	$15	$4
Research and development	72	72
Selling, general and administrative	102	115
Pre-tax compensation expense	189	191
Tax benefit	33	29
After-tax compensation expense	$156	$162

Stock Options

During the three months ended March 31, 2019, primarily in connection with the company's annual grant, AbbVie granted 1.0 million stock options with a weighted-average grant-date fair value of $12.54. As of March 31, 2019, $10 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSUs and Performance Shares

During the three months ended March 31, 2019, primarily in connection with the company's annual grant, AbbVie granted 5.2 million RSUs and performance shares with a weighted-average grant-date fair value of $79.07. As of March 31, 2019, $489 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

Cash Dividends

The following table summarizes quarterly cash dividends declared during 2019 and 2018:

2019			2018
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
02/21/19	05/15/19	$1.07	11/02/18	02/15/19	$1.07
			09/07/18	11/15/18	$0.96
			06/14/18	08/15/18	$0.96
			02/15/18	05/15/18	$0.96

2019 Form 10-Q |	19

Stock Repurchase Program
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. Shares repurchased under these programs are recorded at acquisition cost, including related expenses, and are available for general corporate purposes.
AbbVie repurchased 4 million shares for $300 million during the three months ended March 31, 2019 and 11 million shares for $1.3 billion during the three months ended March 31, 2018. AbbVie's remaining stock repurchase authorization was approximately $4.0 billion as of March 31, 2019.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post- employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2018	$(830)	$(65)	$(1,722)	$(10)	$147	$(2,480)
Other comprehensive income (loss) before reclassifications	(103)	65	5	7	5	(21)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	—	20	—	(35)	(15)
Net current-period other comprehensive income (loss)	(103)	65	25	7	(30)	(36)
Balance as of March 31, 2019	$(933)	$—	$(1,697)	$(3)	$117	$(2,516)

Other comprehensive loss for the three months ended March 31, 2019 included foreign currency translation adjustments totaling a loss of $103 million, which was principally due to the weakening of the Euro in the three months ended March 31, 2019 on the translation of the company’s assets denominated in the Euro.

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

2019 Form 10-Q |	20

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended March 31,
(in millions) (brackets denote gains)	2019	2018
Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$25	$41
Tax benefit	(5)	(8)
Total reclassifications, net of tax	$20	$33
Cash flow hedging activities
Losses (gains) on designated cash flow hedges(b)	$(40)	$44
Tax expense (benefit)	5	(2)
Total reclassifications, net of tax	$(35)	$42

(a) Amounts are included in the computation of net periodic benefit cost (see Note 10).
(b) Amounts are included in cost of products sold (see Note 9).
Note 12 Income Taxes

The effective tax rate was 3% for the three months ended March 31, 2019 and 1% for the three months ended March 31, 2018. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for the three months ended March 31, 2019 over the prior year was principally due to the beneficial impact of the timing of provisions of the Act related to earnings from certain foreign subsidiaries in prior year. Additionally, the 2019 effective tax rate reflected the favorable resolution of various tax positions and lower excess tax benefits from stock-based compensation compared to the prior year.

Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months by up to $311 million.
Note 13 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $345 million as of March 31, 2019 and $350 million as of December 31, 2018. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

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

2019 Form 10-Q |	21

patent litigation involving AndroGel was sham litigation and the 2006 patent litigation settlement agreements and related agreements with three generic companies violate federal antitrust laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. These cases include: (a) four individual plaintiff lawsuits; (b) three purported class actions; and (c) Federal Trade Commission v. Actavis, Inc. et al. Following the district court's dismissal of all plaintiffs' claims, appellate proceedings led to the reinstatement of the claims regarding the patent litigation settlements, which are proceeding in the district court. In July 2018, the court denied the private plaintiffs' motion for class certification. In February 2019, AbbVie and the FTC reached a settlement that applies certain conditions on future patent settlements involving former Solvay products, as part of which the FTC’s claims were dismissed with prejudice. In April 2019, AbbVie settled with the plaintiffs in three of the individual lawsuits, which will be dismissed with prejudice.

Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits, including a putative end-payer class action filed in December 2018, consist of four individual plaintiff lawsuits and three consolidated purported class actions: one brought by Niaspan direct purchasers and two brought by Niaspan end-payers. The cases are pending in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pre-trial proceedings under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. In October 2016, the Orange County, California District Attorney’s Office filed a lawsuit on behalf of the State of California regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees. In May 2018, the California Court of Appeals ruled that the District Attorney’s Office may not bring monetary claims beyond the scope of Orange County.

In September 2014, the FTC filed a lawsuit against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that the 2011 patent litigation with two generic companies regarding AndroGel was sham litigation and the settlements of that litigation violated federal antitrust law. In May 2015, the court dismissed the FTC’s settlement-related claim. In June 2018, following a bench trial, the court found for the FTC on its sham litigation claim and ordered a disgorgement remedy of $448 million, plus prejudgment interest. The court denied the FTC’s request for injunctive relief. AbbVie is appealing the court’s liability and disgorgement rulings and, based on an assessment of the merits of that appeal, no liability has been accrued for this matter. The FTC is also appealing aspects of the court’s trial ruling and the dismissal of its settlement-related claim. In July and August 2018, several direct AndroGel purchasers brought two individual and one class action cases in the United States District Court for the Eastern District of Pennsylvania alleging sham litigation based on the court’s trial ruling in the FTC’s case. In April 2019, AbbVie settled with the plaintiffs in the two individual cases. The remaining private plaintiff case is stayed pending the appeals in the FTC’s case.

In March 2015, the State of Louisiana filed a lawsuit, State of Louisiana v. Fournier Industrie et Sante, et al., against AbbVie, Abbott and affiliated Abbott entities in Louisiana state court. Plaintiff alleges that patent applications and patent litigation filed and other alleged conduct from the early 2000's and before related to the drug TriCor violated Louisiana State antitrust and unfair trade practices laws. The lawsuit seeks monetary damages and attorneys' fees. In April 2019, the Louisiana Supreme Court denied the plaintiff’s petition seeking to appeal the August 2018 dismissal of this lawsuit by the Louisiana Court of Appeal.

In January and February 2019, two shareholder derivative lawsuits, Brown v. Gonzalez, et al., and Elfers v. Gonzalez, et al., were filed in the United States District Court for the Northern District of Illinois, alleging that certain AbbVie directors and officers breached their fiduciary duties in connection with HUMIRA patient and reimbursement support services and other services and items of value, as alleged in the State of California case discussed below.

In March and April 2019, 10 putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois by indirect HUMIRA purchasers, alleging that AbbVie’s settlements with biosimilar manufacturers and AbbVie’s HUMIRA patent portfolio violate state and federal antitrust laws.

In November 2014, a putative class action lawsuit, Medical Mutual of Ohio v. AbbVie Inc., et al., was filed against several manufacturers of testosterone replacement therapies (TRTs), including AbbVie, in the United States District Court for the Northern District of Illinois on behalf of all insurance companies, health benefit providers, and other third party payers who paid for TRTs, including AndroGel. The claims asserted include violations of the federal RICO Act and state consumer fraud and deceptive trade practices laws. The complaint seeks monetary damages and injunctive relief. In July 2018, the court denied the plaintiff’s motion for class certification. In February 2019, the court granted the defendants’ summary judgment motion.

2019 Form 10-Q |	22

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

In November 2014, five individuals filed a putative class action lawsuit, Rubinstein, et al. v Gonzalez, et al., on behalf of purchasers and sellers of certain Shire plc (Shire) securities between June 20 and October 14, 2014, against AbbVie and its chief executive officer in the United States District Court for the Northern District of Illinois alleging that the defendants made and/or are responsible for material misstatements in violation of federal securities laws in connection with AbbVie's proposed transaction with Shire. In April 2019, the parties reached an agreement in principle to settle this lawsuit.

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

In May 2017, a shareholder derivative lawsuit, Ellis v. Gonzalez, et al., was filed in Delaware Chancery Court, alleging that AbbVie's directors breached their fiduciary duties in connection with statements made regarding the Shire transaction. The lawsuit sought unspecified compensatory damages for AbbVie, among other relief. In July 2018, the court dismissed this case with prejudice. In March 2019, the Delaware Supreme Court affirmed that dismissal.

Product liability cases were filed in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 3,900 claims against AbbVie are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 200 claims against AbbVie are pending in various state courts. Plaintiffs generally seek compensatory and punitive damages. In November 2018, AbbVie entered into a Master Settlement Agreement with the Plaintiffs’ Steering Committee in the MDL encompassing existing claims in all courts. All proceedings in pending cases are effectively stayed during the settlement administration process.

Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Approximately 170 cases are pending in the United States District Court for the Southern District of Illinois, and approximately four others are pending in various state courts. Plaintiffs generally seek compensatory and punitive damages. Over ninety percent of these pending cases, plus other unfiled claims, are subject to confidential settlement agreements and are expected to be dismissed with prejudice.

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

2019 Form 10-Q |	23

Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib capsules (a drug Pharmacyclics sells under the trademark IMBRUVICA®). In February 2018, cases were filed in the United States District Court for the District of Delaware against the following defendants: Fresenius Kabi USA, LLC, Fresenius Kabi USA, Inc., and Fresenius Kabi Oncology Limited; Sun Pharma Global FZE and Sun Pharmaceutical Industries Ltd.; Cipla Limited and Cipla USA Inc.; and Zydus Worldwide DMCC, Cadila Healthcare Limited, Sandoz Inc., and Lek Pharmaceuticals D.D. In each case, Pharmacyclics alleges the defendant’s proposed generic ibrutinib product infringes certain Pharmacyclics patents and seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of IMBRUVICA, is the co-plaintiff in these suits.

Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib tablets (a drug Pharmacyclics sells under the trademark IMBRUVICA®). In a case filed in the United States District Court for the District of Delaware in March 2019, Pharmacyclics alleges that Alvogen Pine Brook LLC’s and Natco Pharma Ltd.’s proposed generic ibrutinib tablet product infringes certain Pharmacyclics patents. Pharmacyclics seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of IMBRUVICA, is the co-plaintiff in this suit.

2019 Form 10-Q |	24

Note 14 Segment Information

AbbVie operates in one business segment—pharmaceutical products. The following table details AbbVie’s worldwide net revenues:

	Three months ended March 31,

(in millions)	2019	2018
Immunology
HUMIRA
United States	$3,215	$3,003
International	1,231	1,706
Total	$4,446	$4,709
Hematologic Oncology
IMBRUVICA
United States	$829	$624
Collaboration revenues	193	138
Total	$1,022	$762
VENCLEXTA
United States	$105	$41
International	46	18
Total	$151	$59
HCV
MAVYRET
United States	$403	$340
International	387	508
Total	$790	$848
VIEKIRA
United States	$—	$3
International	25	68
Total	$25	$71
Other Key Products
Creon
United States	$227	$209
Lupron
United States	$191	$177
International	38	42
Total	$229	$219
Synthroid
United States	$182	$182
Synagis
International	$287	$321
Duodopa
United States	$22	$18
International	89	85
Total	$111	$103
Sevoflurane
United States	$17	$17
International	75	89
Total	$92	$106
Kaletra
United States	$13	$13
International	65	60
Total	$78	$73
AndroGel
United States	$74	$130
All other	$114	$142
Total net revenues	$7,828	$7,934

2019 Form 10-Q |	25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of March 31, 2019 and December 31, 2018 and the results of operations for the three months ended March 31, 2019 and 2018. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
Financial Results
The company's financial performance for the three months ended March 31, 2019 included delivering worldwide net revenues of $7.8 billion, operating earnings of $3.0 billion, diluted earnings per share of $1.65 and cash flows from operations of $3.0 billion. Worldwide net revenues decreased by 1.3% and increased 0.4% on a constant currency basis, primarily driven by revenue growth related to IMBRUVICA and VENCLEXTA as well as the continued strength of U.S. HUMIRA revenues, offset by international HUMIRA biosimilar competition.
Diluted earnings per share was $1.65 for the three months ended March 31, 2019 and included the following after-tax costs: (i) $318 million related to the amortization of intangible assets; (ii) $171 million for the change in fair value of contingent consideration liabilities; (iii) $155 million for acquired in-process research and development (IPR&D); (iv) $133 million of restructuring charges; and (v) $40 million for milestone payments. These costs were partially offset by an after-tax benefit of $89 million due to the favorable resolution of various tax positions. Additionally, financial results reflected continued funding to support all stages of AbbVie’s emerging pipeline assets and continued investment in AbbVie’s on-market brands.
In addition to these financial results, AbbVie continued to advance and augment its pipeline as further described below under the heading “Research and Development.”

2019 Form 10-Q |	26

Research and Development
Research and innovation are the cornerstones of AbbVie’s business as a global biopharmaceutical company. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie’s pipeline currently includes approximately 60 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology and neuroscience along with targeted investments in cystic fibrosis and women’s health. Of these programs, more than 30 are in mid- and late-stage development.
The following sections summarize transitions of significant programs from Phase 2 development to Phase 3 development as well as developments in significant Phase 3 and registration programs. AbbVie expects multiple Phase 2 programs to transition into Phase 3 programs in the next twelve months.
Significant Programs and Developments
Immunology
Upadacitinib

•
In February 2019, the U.S. Food and Drug Administration (FDA) accepted for priority review AbbVie's New Drug Application (NDA) for upadacitinib, an investigational oral JAK1-selective inhibitor, for the treatment of adult patients with moderate to severe rheumatoid arthritis (RA).

•	In February 2019, AbbVie initiated a Phase 3 clinical trial to evaluate the efficacy and safety of upadacitinib in subjects with giant cell arteritis.
SKYRIZI

•
In March 2019, AbbVie initiated two Phase 3 clinical trials to evaluate the efficacy and safety of risankizumab, an investigational interleukin-23 (IL-23) inhibitor, in subjects with psoriatic arthritis.

•	In April 2019, the FDA approved SKYRIZI (risankizumab) for the treatment of moderate to severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy.

•	In April 2019, the European Commission granted marketing authorization for SKYRIZI for the treatment of moderate to severe plaque psoriasis in adult patients who are candidates for systemic therapy.
Oncology
IMBRUVICA

•	In January 2019, the FDA approved IMBRUVICA, in combination with GAZYVA, for adult patients with previously untreated chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL).
VENCLEXTA

•
In February 2019, the FDA granted a fifth breakthrough therapy designation to VENCLEXTA, for use in combination with obinutuzumab as a fixed duration investigational combination, for untreated adult patients with CLL. This designation coincides with the completion of the supplemental New Drug Application (sNDA) submission to the FDA in previously-untreated CLL patients. In March, the sNDA was granted priority review by the FDA.

•
In March 2019, AbbVie announced that the FDA placed a partial clinical hold on all clinical trials evaluating VENCLEXTA for the investigational treatment of multiple myeloma. The partial clinical hold follows a review of data from the ongoing Phase 3 BELLINI trial, a study in relapsed/refractory multiple myeloma, in which a higher proportion of deaths was observed in the VENCLEXTA arm compared to the control arm of the trial. This action does not impact any of the approved indications for VENCLEXTA, such as CLL or acute myeloid leukemia (AML), and is limited to investigational clinical trials in multiple myeloma.

2019 Form 10-Q |	27

Neuroscience

•	In May 2019, AbbVie initiated a Phase 3 clinical trial to evaluate the safety and tolerability of ABBV-951, a subcutaneous levodopa/carbidopa delivery system, in subjects with Parkinson's disease.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

	Three months ended March 31,		Percent change
			At actual currency rates	At constant currency rates
(dollars in millions)	2019	2018
United States	$5,270	$4,790	10.0%	10.0%
International	2,558	3,144	(18.6)%	(14.2)%
Net revenues	$7,828	$7,934	(1.3)%	0.4%

2019 Form 10-Q |	28

The following table details AbbVie’s worldwide net revenues:

	Three months ended March 31,		Percent change
			At actual currency rates	At constant currency rates
(dollars in millions)	2019	2018
Immunology
HUMIRA
United States	$3,215	$3,003	7.1%	7.1%
International	1,231	1,706	(27.9)%	(23.0)%
Total	$4,446	$4,709	(5.6)%	(3.8)%
Hematologic Oncology
IMBRUVICA
United States	$829	$624	32.8%	32.8%
Collaboration revenues	193	138	39.6%	39.6%
Total	$1,022	$762	34.0%	34.0%
VENCLEXTA
United States	$105	$41	>100.0%	>100.0%
International	46	18	>100.0%	>100.0%
Total	$151	$59	>100.0%	>100.0%
HCV
MAVYRET
United States	$403	$340	18.3%	18.3%
International	387	508	(23.8)%	(20.4)%
Total	$790	$848	(6.9)%	(4.9)%
VIEKIRA
United States	$—	$3	(100.0)%	(100.0)%
International	25	68	(62.9)%	(58.5)%
Total	$25	$71	(64.7)%	(60.4)%
Other Key Products
Creon
United States	$227	$209	8.6%	8.6%
Lupron
United States	$191	$177	7.4%	7.4%
International	38	42	(9.0)%	(1.4)%
Total	$229	$219	4.2%	5.7%
Synthroid
United States	$182	$182	0.3%	0.3%
Synagis
International	$287	$321	(10.8)%	(7.0)%
Duodopa
United States	$22	$18	28.5%	28.5%
International	89	85	4.2%	11.6%
Total	$111	$103	8.3%	14.4%
Sevoflurane
United States	$17	$17	(0.6)%	(0.6)%
International	75	89	(16.2)%	(10.1)%
Total	$92	$106	(13.6)%	(8.5)%
Kaletra
United States	$13	$13	3.4%	3.4%
International	65	60	7.7%	12.6%
Total	$78	$73	6.9%	10.9%
AndroGel
United States	$74	$130	(42.9)%	(42.9)%
All other	$114	$142	(19.5)%	(17.2)%
Total net revenues	$7,828	$7,934	(1.3)%	0.4%

2019 Form 10-Q |	29

The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.

Global HUMIRA sales decreased 4% for the three months ended March 31, 2019 primarily as a result of direct biosimilar competition in certain international markets, partially offset by market growth across therapeutic categories. In the United States, HUMIRA sales increased 7% for the three months ended March 31, 2019 driven by market growth across all indications. Internationally, HUMIRA sales decreased 23% for the three months ended March 31, 2019 primarily driven by direct biosimilar competition in certain international markets following the expiration of the European Union composition of matter patent for adalimumab in October 2018. Biosimilar competition for HUMIRA is not expected in the United States until 2023. AbbVie continues to pursue strategies intended to further differentiate HUMIRA from competing products and add to the sustainability of HUMIRA.

Net revenues for IMBRUVICA represent product sales in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of IMBRUVICA profit. AbbVie's global IMBRUVICA revenues increased 34% for the three months ended March 31, 2019 as a result of continued penetration of IMBRUVICA for patients with CLL as well as favorable pricing.

Net revenues for VENCLEXTA increased by more than 100% for the three months ended March 31, 2019 primarily due to market share gains following additional regulatory approvals of VENCLEXTA for the treatment of patients with relapsed/refractory CLL and AML in 2018.

Global MAVYRET sales decreased by 5% for the three months ended March 31, 2019 primarily as a result of declining markets and pricing in certain international geographies, partially offset by positive share dynamics in the U.S. and international markets.

Net revenues for Creon increased 9% for the three months ended March 31, 2019 primarily driven by continued market growth and higher market share. Creon maintains market leadership in the pancreatic enzyme market.

Net revenues for Duodopa increased 14% for the three months ended March 31, 2019 primarily driven by increased market penetration.

Gross Margin

	Three months ended March 31,
(dollars in millions)	2019	2018	% change
Gross margin	$6,134	$6,007	2%
as a % of net revenues	78%	76%

Gross margin as a percentage of net revenues increased for the three months ended March 31, 2019 compared to the prior year. Gross margin percentage for the three months ended March 31, 2019 was favorably impacted primarily by the expiration of HUMIRA royalties.

Selling, General and Administrative

	Three months ended March 31,
(dollars in millions)	2019	2018	% change
Selling, general and administrative	$1,680	$1,791	(6)%
as a % of net revenues	21%	23%

Selling, general and administrative (SG&A) expenses as a percentage of net revenues decreased for the three months ended March 31, 2019 compared to the prior year. SG&A expense percentage for the three months ended March 31, 2019 was favorably impacted by lower litigation reserve charges that decreased by $108 million as well as lower administrative costs. SG&A expense percentage was unfavorably impacted by restructuring charges for the three months ended March 31, 2019.

2019 Form 10-Q |	30

Research and Development and Acquired In-Process Research and Development

	Three months ended March 31,
(dollars in millions)	2019	2018	% change
Research and development	$1,289	$1,244	4%
as a % of net revenues	16%	16%
Acquired in-process research and development	$155	$69	>100%

Research and Development (R&D) expenses for the three months ended March 31, 2019 increased compared to the prior year principally due to restructuring charges and increased funding to support the company's emerging early and mid-stage pipeline assets, partially offset by the favorable impact of foreign exchange.

Acquired IPR&D expenses reflect upfront payments related to various collaborations. There were no individually significant transactions during the three months ended March 31, 2019 and 2018.
Other Non-Operating Expenses

	Three months ended March 31,
(in millions)	2019	2018
Interest expense	$387	$309
Interest income	(62)	(58)
Interest expense, net	$325	$251

Net foreign exchange loss	$6	$8
Other (income) expense, net	135	(153)

Interest expense, net increased for the three months ended March 31, 2019 compared to the prior year primarily due to the unfavorable impact of higher interest rates on the company's debt obligations and a higher average outstanding debt balance.

Other (income) expense, net included a $169 million charge related to changes in fair value of contingent consideration liabilities for the three months ended March 31, 2019 compared to a benefit of $148 million for the three months ended March 31, 2018. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products still in development and other market-based factors. For the three months ended March 31, 2019, the change in fair value represented the effect of lower interest rates and the passage of time. For the three months ended March 31, 2018, the change in fair value represented the effect of rising interest rates partially offset by the passage of time. AbbVie expects the fair value of its contingent consideration liabilities to increase in the second quarter of 2019 as a result of the April 2019 regulatory approvals of SKYRIZI for the treatment of moderate to severe plaque psoriasis. The company is in the process of evaluating the impact of the regulatory approvals on the fair value, which includes an increase in the probabilities of success assumptions.

Income Tax Expense
The effective tax rate was 3% for the three months ended March 31, 2019 and 1% for the three months ended March 31, 2018. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for the three months ended March 31, 2019 over the prior year was principally due to the beneficial impact of the timing of provisions of the Tax Cuts and Jobs Act (the Act) related to earnings from certain foreign subsidiaries in prior year. Additionally, the 2019 effective tax rate reflected the favorable resolution of various tax positions and lower excess tax benefits from stock-based compensation compared to the prior year.

2019 Form 10-Q |	31

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
(in millions)	2019	2018
Cash flows provided by (used in):
Operating activities	$3,017	$2,645
Investing activities	(27)	(447)
Financing activities	(5,383)	(2,509)

Operating cash flows for the three months ended March 31, 2019 increased from the prior year due to improved results of operations resulting from an improvement in operating earnings and the timing of working capital cash flows. Operating cash flows also reflected AbbVie’s contributions to its defined benefit plans of $182 million for the three months ended March 31, 2019 and $203 million for the three months ended March 31, 2018.

Investing cash flows for the three months ended March 31, 2019 included net sales and maturities of investment securities totaling $400 million, payments made for acquisitions and investments of $320 million and capital expenditures of $107 million. Investing cash flows for the three months ended March 31, 2018 included payments made for acquisitions and investments of $372 million, capital expenditures of $119 million and net sales and maturities of investment securities totaling $44 million.

Financing cash flows for the three months ended March 31, 2019 included the repayment of AbbVie's $3.0 billion 364-day term loan credit agreement that was scheduled to mature in June 2019.

The company made cash dividend payments of $1.6 billion for the three months ended March 31, 2019 and $1.1 billion for the three months ended March 31, 2018. The increase in cash dividend payments was driven by an increase in the quarterly dividend rate. On February 21, 2019, the board of directors declared a quarterly cash dividend of $1.07 per share for stockholders of record at the close of business on April 15, 2019, payable on May 15, 2019. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.

The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 4 million shares for $300 million during the three months ended March 31, 2019 and 11 million shares for $1.3 billion during the three months ended March 31, 2018. AbbVie cash-settled $201 million of its December 2018 open-market purchases in January 2019.
During the three months ended March 31, 2019 and 2018, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $499 million as of March 31, 2019 and $699 million as of December 31, 2018. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
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

2019 Form 10-Q |	32

Credit Facility, Access to Capital and Credit Ratings
Credit Facility
AbbVie currently has a $3.0 billion five-year revolving credit facility which matures in August 2023. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At March 31, 2019, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were insignificant. No amounts were outstanding under the credit facility as of March 31, 2019 and December 31, 2018.
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
Credit Ratings
There were no changes in the company’s credit ratings during the three months ended March 31, 2019. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes in the company’s application of its critical accounting policies include the adoption of a new accounting standard that establishes a new lease accounting framework. See Notes 1 and 8 to the condensed consolidated financial statements for additional information.
FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q may be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, and changes to laws and regulations applicable to our industry. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2018, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2018.

2019 Form 10-Q |	33

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended March 31, 2019.

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

2019 Form 10-Q |	34

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 13 to the condensed consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 – January 31, 2019	2,748,105	(1)	$78.71	(1)	2,746,958	$4,033,821,066
February 1, 2019 – February 28, 2019	1,046,709	(1)	$80.16	(1)	1,045,340	$3,950,021,071
March 1, 2019 – March 31, 2019	42,743	(1)	$80.55	(1)	—	$3,950,021,071
Total	3,837,557	(1)	$79.13	(1)	3,792,298	$3,950,021,071

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 1,147 in January; 1,369 in February; and 42,743 in March.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2019 Form 10-Q |	35

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1	Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement*

10.2	Form of AbbVie Inc. Performance Share Award Agreement*

10.3	Form of AbbVie Inc. Non-Employee Director RSU Agreement (US)*

10.4	Form of AbbVie Inc. Non-Qualified Stock Option Agreement*

10.5	Form of AbbVie Inc. Non-Employee Director Non-Qualified Stock Option Agreement*

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 3, 2019, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

_______________________________________________________________________________
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2019 Form 10-Q |	36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Robert A. Michael
Robert A. Michael
Senior Vice President,
Chief Financial Officer

Date: May 3, 2019

2019 Form 10-Q |	37