Form 10-Q
period 2019-06-30
AbbVie Inc.
filed 2019-08-05
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
As of July 29, 2019, AbbVie Inc. had 1,478,483,838 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

2019 Form 10-Q |	1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Net revenues	$8,255	$8,278	$16,083	$16,212

Cost of products sold	1,819	1,934	3,513	3,861
Selling, general and administrative	1,654	1,760	3,334	3,551
Research and development	1,291	1,322	2,580	2,566
Acquired in-process research and development	91	—	246	69
Other expense	—	500	—	500
Total operating costs and expenses	4,855	5,516	9,673	10,547
Operating earnings	3,400	2,762	6,410	5,665

Interest expense, net	309	272	634	523
Net foreign exchange loss	6	8	12	16
Other expense, net	2,278	470	2,413	317
Earnings before income tax expense	807	2,012	3,351	4,809
Income tax expense	66	29	154	43
Net earnings	$741	$1,983	$3,197	$4,766

Per share data
Basic earnings per share	$0.49	$1.26	$2.15	$3.00
Diluted earnings per share	$0.49	$1.26	$2.14	$2.99

Weighted-average basic shares outstanding	1,480	1,568	1,480	1,579
Weighted-average diluted shares outstanding	1,484	1,572	1,483	1,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net earnings	$741	$1,983	$3,197	$4,766

Foreign currency translation adjustments, net of tax expense (benefit) of $5 for the three months and $6 for the six months ended June 30, 2019 and $(16) for the three months and $(19) for the six months ended June 30, 2018	71	(469)	(32)	(280)
Net investment hedging activities, net of tax expense (benefit) of $(11) for the three months and $8 for the six months ended June 30, 2019 and $61 for the three months and $31 for the six months ended June 30, 2018	(37)	209	28	105
Pension and post-employment benefits, net of tax expense (benefit) of $6 for the three months and $12 for the six months ended June 30, 2019 and $7 for the three months and $16 for the six months ended June 30, 2018	20	49	45	71
Marketable security activities, net of tax expense (benefit) of $— for the three months and $— for the six months ended June 30, 2019 and $— for the three months and $— for the six months ended June 30, 2018	4	5	11	(2)
Cash flow hedging activities, net of tax expense (benefit) of $(2) for the three months and $(9) for the six months ended June 30, 2019 and $18 for the three months and $17 for the six months ended June 30, 2018	(33)	197	(63)	194
Other comprehensive income (loss)	25	(9)	(11)	88
Comprehensive income	$766	$1,974	$3,186	$4,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and equivalents	$5,172	$7,289
Short-term investments	244	772
Accounts receivable, net	5,482	5,384
Inventories	1,895	1,605
Prepaid expenses and other	2,307	1,895
Total current assets	15,100	16,945

Investments	1,473	1,420
Property and equipment, net	2,879	2,883
Intangible assets, net	20,459	21,233
Goodwill	15,642	15,663
Other assets	1,589	1,208
Total assets	$57,142	$59,352

Liabilities and Equity
Current liabilities
Short-term borrowings	$306	$3,699
Current portion of long-term debt and finance lease obligations	5,335	1,609
Accounts payable and accrued liabilities	11,300	11,931
Total current liabilities	16,941	17,239

Long-term debt and finance lease obligations	31,619	35,002
Deferred income taxes	1,148	1,067
Other long-term liabilities	16,000	14,490

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,781,055,877 shares issued as of June 30, 2019 and 1,776,510,871 as of December 31, 2018	18	18
Common stock held in treasury, at cost, 302,685,326 shares as of June 30, 2019 and 297,686,473 as of December 31, 2018	(24,505)	(24,108)
Additional paid-in capital	15,028	14,756
Retained earnings	3,384	3,368
Accumulated other comprehensive loss	(2,491)	(2,480)
Total stockholders’ equity (deficit)	(8,566)	(8,446)

Total liabilities and equity	$57,142	$59,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at March 31, 2018	1,587	$18	$(13,331)	$14,519	$4,977	$(2,630)	$3,553
Net earnings	—	—	—	—	1,983	—	1,983
Other comprehensive loss, net of tax	—	—	—	—	—	(9)	(9)
Dividends declared	—	—	—	—	(1,465)	—	(1,465)
Purchases of treasury stock	(73)	—	(7,516)	—	—	—	(7,516)
Stock-based compensation plans and other	—	—	2	77	—	—	79
Balance at June 30, 2018	1,514	$18	$(20,845)	$14,596	$5,495	$(2,639)	$(3,375)

Balance at March 31, 2019	1,478	$18	$(24,502)	$14,940	$4,234	$(2,516)	$(7,826)
Net earnings	—	—	—	—	741	—	741
Other comprehensive income, net of tax	—	—	—	—	—	25	25
Dividends declared	—	—	—	—	(1,591)	—	(1,591)
Purchases of treasury stock	—	—	(3)	—	—	—	(3)
Stock-based compensation plans and other	—	—	—	88	—	—	88
Balance at June 30, 2019	1,478	$18	$(24,505)	$15,028	$3,384	$(2,491)	$(8,566)

Balance at December 31, 2017	1,592	$18	$(11,923)	$14,270	$5,459	$(2,727)	$5,097
Adoption of new accounting standards	—	—	—	—	(1,733)	—	(1,733)
Net earnings	—	—	—	—	4,766	—	4,766
Other comprehensive income, net of tax	—	—	—	—	—	88	88
Dividends declared	—	—	—	—	(2,997)	—	(2,997)
Purchases of treasury stock	(85)	—	(8,947)	—	—	—	(8,947)
Stock-based compensation plans and other	7	—	25	326	—	—	351
Balance at June 30, 2018	1,514	$18	$(20,845)	$14,596	$5,495	$(2,639)	$(3,375)

Balance at December 31, 2018	1,479	$18	$(24,108)	$14,756	$3,368	$(2,480)	$(8,446)
Net earnings	—	—	—	—	3,197	—	3,197
Other comprehensive loss, net of tax	—	—	—	—	—	(11)	(11)
Dividends declared	—	—	—	—	(3,181)	—	(3,181)
Purchases of treasury stock	(5)	—	(422)	—	—	—	(422)
Stock-based compensation plans and other	4	—	25	272	—	—	297
Balance at June 30, 2019	1,478	$18	$(24,505)	$15,028	$3,384	$(2,491)	$(8,566)

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2019	2018
Cash flows from operating activities
Net earnings	$3,197	$4,766
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	232	234
Amortization of intangible assets	773	654
Change in fair value of contingent consideration liabilities	2,473	337
Stock-based compensation	276	276
Upfront costs and milestones related to collaborations	321	656
Other, net	(10)	118
Changes in operating assets and liabilities:
Accounts receivable	(96)	(805)
Inventories	(288)	(191)
Prepaid expenses and other assets	(97)	(546)
Accounts payable and other liabilities	(1,287)	12
Cash flows from operating activities	5,494	5,511

Cash flows from investing activities
Acquisitions and investments	(440)	(401)
Acquisitions of property and equipment	(235)	(233)
Purchases of investment securities	(558)	(637)
Sales and maturities of investment securities	1,066	1,511
Cash flows from investing activities	(167)	240

Cash flows from financing activities
Net change in commercial paper borrowings	(393)	111
Proceeds from issuance of other short-term borrowings	—	3,000
Repayments of other short-term borrowings	(3,000)	—
Repayments of long-term debt and finance lease obligations	(4)	(3,013)
Debt issuance costs	(171)	—
Dividends paid	(3,180)	(2,668)
Purchases of treasury stock	(623)	(8,947)
Proceeds from the exercise of stock options	5	64
Payments of contingent consideration liabilities	(108)	(39)
Other, net	21	5
Cash flows from financing activities	(7,453)	(11,487)
Effect of exchange rate changes on cash and equivalents	9	(20)
Net change in cash and equivalents	(2,117)	(5,756)
Cash and equivalents, beginning of period	7,289	9,303

Cash and equivalents, end of period	$5,172	$3,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	6

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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU No. 2016-02
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The standard outlined a comprehensive lease accounting model that superseded the previous lease guidance and required lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. The guidance also changed the definition of a lease and expanded the disclosure requirements of lease arrangements. AbbVie adopted the standard in the first quarter of 2019 using the modified retrospective method. Results for reporting periods beginning after December 31, 2018 have been presented in accordance with the standard, while results for prior periods have not been adjusted and continue to be reported in accordance with AbbVie's historical accounting. The cumulative effect of initially applying the new leases standard was recognized as an adjustment to the opening condensed consolidated balance sheet as of January 1, 2019.
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
Adoption of the standard did not have a significant impact on AbbVie's condensed consolidated statements of earnings for the three and six months ended June 30, 2019.
ASU No. 2018-02
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allowed a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects related to adjustments to deferred taxes resulting from the December 2017 enactment of the Tax Cuts and Jobs Act (the Act). AbbVie adopted the standard in the first quarter of 2019. Upon adoption, the company made an election to not reclassify the income tax effects of the Act from AOCI to retained earnings. Therefore, the adoption of the standard had no impact on AbbVie's consolidated financial statements.

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
Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Interest expense	$358	$320	$745	$629
Interest income	(49)	(48)	(111)	(106)
Interest expense, net	$309	$272	$634	$523

Inventories

(in millions)	June 30, 2019	December 31, 2018
Finished goods	$638	$473
Work-in-process	969	862
Raw materials	288	270
Inventories	$1,895	$1,605

Property and Equipment

(in millions)	June 30, 2019	December 31, 2018
Property and equipment, gross	$8,443	$8,396
Accumulated depreciation	(5,564)	(5,513)
Property and equipment, net	$2,879	$2,883

Depreciation expense was $114 million for the three months and $232 million for the six months ended June 30, 2019 and $119 million for the three months and $234 million for the six months ended June 30, 2018.
Note 3    Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.

2019 Form 10-Q |	8

The following table summarizes the impact of the two-class method:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Basic EPS
Net earnings	$741	$1,983	$3,197	$4,766
Earnings allocated to participating securities	8	10	17	22
Earnings available to common shareholders	$733	$1,973	$3,180	$4,744
Weighted-average basic shares outstanding	1,480	1,568	1,480	1,579
Basic earnings per share	$0.49	$1.26	$2.15	$3.00

Diluted EPS
Net earnings	$741	$1,983	$3,197	$4,766
Earnings allocated to participating securities	8	10	17	22
Earnings available to common shareholders	$733	$1,973	$3,180	$4,744
Weighted-average shares of common stock outstanding	1,480	1,568	1,480	1,579
Effect of dilutive securities	4	4	3	5
Weighted-average diluted shares outstanding	1,484	1,572	1,483	1,584
Diluted earnings per share	$0.49	$1.26	$2.14	$2.99

Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Proposed Acquisition of Allergan plc
On June 25, 2019, AbbVie announced that it entered into a definitive transaction agreement under which AbbVie will acquire Allergan plc (Allergan) in a cash and stock transaction for a transaction equity value of approximately $63 billion, based on the closing price of AbbVie’s common stock of $78.45 on June 24, 2019. Under the terms of the transaction agreement, Allergan shareholders will receive 0.8660 AbbVie shares and $120.30 in cash for each Allergan share.
In connection with the proposed acquisition of Allergan, on June 25, 2019, AbbVie entered into a $38.0 billion 364-day bridge credit agreement. On July 12, 2019, AbbVie entered into a term loan credit agreement with an aggregate principal amount of $6.0 billion consisting of a $1.5 billion 364-day term loan tranche, a $2.5 billion three-year term loan tranche and a $2.0 billion five-year term loan tranche, with the commitments under the bridge credit agreement to be reduced by such amount to $32.0 billion. No amounts have been drawn under the bridge credit agreement or term loan credit agreement.
Allergan is a global pharmaceutical leader focused on developing, manufacturing and commercializing branded pharmaceutical, device, biologic, surgical and regenerative medicine products for patients around the world. Allergan markets a portfolio of brands and products primarily focused on key therapeutic areas including medical aesthetics, eye care, neuroscience, gastroenterology and women's health.
The transaction is expected to close in early 2020, subject to regulatory and Allergan shareholder approvals.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $440 million for the six months ended June 30, 2019 and $401 million for the six months ended June 30, 2018. AbbVie recorded acquired in-process research and development (IPR&D) charges of $91 million for the three months and $246 million for the six months ended June 30, 2019. AbbVie recorded no acquired IPR&D charges for the three months ended June 30, 2018 and recorded acquired IPR&D charges of $69 million for the six months ended June 30, 2018.

2019 Form 10-Q |	9

Calico Life Sciences LLC
In June 2018, AbbVie and Calico Life Sciences LLC (Calico) entered into an extension of a collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. Under the terms of the agreement, AbbVie and Calico will each contribute an additional $500 million to the collaboration and the term was extended for an additional three years. Calico will be responsible for research and early development until 2022 and will advance collaboration projects through Phase 2a through 2027. Following completion of Phase 2a, AbbVie will have the option to exclusively license collaboration compounds. AbbVie will support Calico in its early research and development efforts and, upon exercise, would be responsible for late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both parties post option exercise. During the six months ended June 30, 2018, AbbVie recorded $500 million in other expense in the condensed consolidated statement of earnings related to its commitments under the agreement.
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

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
United States - Janssen's share of profits (included in cost of products sold)	$422	$325	$808	$601
International - AbbVie's share of profits (included in net revenues)	213	157	406	295
Global - AbbVie's share of other costs (included in respective line items)	77	80	149	151

AbbVie’s receivable from Janssen, included in accounts receivable, net, was $230 million at June 30, 2019 and $177 million at December 31, 2018. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $405 million at June 30, 2019 and $376 million at December 31, 2018.

2019 Form 10-Q |	10

Note 6    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2018	$15,663
Foreign currency translation adjustments	(21)
Balance as of June 30, 2019	$15,642

The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of June 30, 2019, there were no accumulated goodwill impairment losses.
Intangible Assets, Net

The following table summarizes intangible assets:

	June 30, 2019			December 31, 2018
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$19,611	$(5,963)	$13,648	$15,872	$(5,614)	$10,258
License agreements	7,798	(2,017)	5,781	7,865	(1,810)	6,055
Total definite-lived intangible assets	27,409	(7,980)	19,429	23,737	(7,424)	16,313
Indefinite-lived research and development	1,030	—	1,030	4,920	—	4,920
Total intangible assets, net	$28,439	$(7,980)	$20,459	$28,657	$(7,424)	$21,233

Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist. No indefinite-lived intangible asset impairment charges were recorded for the six months ended June 30, 2019 and 2018.
In April 2019, the U.S. Food and Drug Administration (FDA) and the European Commission approved SKYRIZI (risankizumab) for the treatment of moderate to severe plaque psoriasis. As a result, AbbVie reclassified $3.9 billion of indefinite-lived intangible assets related to SKYRIZI to developed product rights definite-lived intangible assets. This amount will be amortized over its estimated useful life using the estimated pattern of economic benefit.
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
Definite-Lived Intangible Assets
Amortization expense was $388 million for the three months and $773 million for the six months ended June 30, 2019 and $324 million for the three months and $654 million for the six months ended June 30, 2018. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings. No definite-lived intangible asset impairment charges were recorded for the six months ended June 30, 2019 and 2018.

2019 Form 10-Q |	11

Note 7    Restructuring Plans

AbbVie recorded restructuring charges of $19 million for the three months and $186 million for the six months ended June 30, 2019 and $1 million for the three months and $23 million for the six months ended June 30, 2018. Restructuring charges for the three and six months ended June 30, 2019 primarily related to severance costs.

The following table summarizes the cash activity in the restructuring reserve for the six months ended June 30, 2019:

(in millions)
Accrued balance as of December 31, 2018	$99
Restructuring charges	172
Payments and other adjustments	(80)
Accrued balance as of June 30, 2019	$191

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
The following table summarizes the amounts and location of operating and finance leases on the condensed consolidated balance sheet:

(in millions)	Balance sheet caption	June 30, 2019
Assets
Operating	Other assets	$380
Finance	Property and equipment, net	27
Total lease assets		$407
Liabilities
Operating
Current	Accounts payable and accrued liabilities	$111
Noncurrent	Other long-term liabilities	290
Finance
Current	Current portion of long-term debt and finance lease obligations	9
Noncurrent	Long-term debt and finance lease obligations	22
Total lease liabilities		$432

2019 Form 10-Q |	12

The following table summarizes the lease costs recognized in the condensed consolidated statements of earnings:

	Three months ended June 30,	Six months ended June 30,
(in millions)	2019	2019
Operating lease cost	$32	$64
Finance lease cost
Amortization of right-of-use assets	2	4
Interest on lease liabilities	—	—
Short-term lease cost	9	15
Variable lease cost	14	29
Total lease cost	$57	$112

Sublease income was insignificant for the three and six months ended June 30, 2019.
The following table presents the weighted-average remaining lease term and weighted-average discount rate for operating and finance leases:

June 30, 2019
Weighted-average remaining lease term (in years)
Operating	6
Finance	3
Weighted-average discount rate
Operating	4.0%
Finance	4.4%

The following table presents supplementary cash flow information regarding the company's operating and finance leases:

Six months ended June 30,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$58
Operating cash flows from finance leases	—
Financing cash flows from finance leases	4
Right-of-use assets obtained in exchange for new finance lease liabilities	—
Right-of-use assets obtained in exchange for new operating lease liabilities	15

2019 Form 10-Q |	13

The following table summarizes the future maturities of AbbVie's operating and finance lease liabilities as of June 30, 2019:

(in millions)	Operating leases	Finance leases	Total (a)(b)
2019	$65	$8	$73
2020	121	11	132
2021	100	9	109
2022	55	3	58
2023	35	1	36
Thereafter	79	—	79
Total lease payments	455	32	487
Less: Interest	54	1	55
Present value of lease liabilities	$401	$31	$432

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
Financial Instruments

Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $503 million at June 30, 2019 and $1.4 billion at December 31, 2018, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of June 30, 2019 will be reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.

The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $7.9 billion at June 30, 2019 and $8.6 billion at December 31, 2018.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company continued to designate €3.6 billion aggregate principal amount of senior Euro notes as net investment hedges at June 30, 2019 and December 31, 2018. In addition, in the second quarter of 2019, the company entered into foreign currency forward exchange contracts with notional amounts totaling €971 million, £204 million and CHF62 million and designated the instruments as net investment hedges. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.

AbbVie is a party to interest rate hedge contracts designated as fair value hedges with notional amounts totaling $10.8 billion at June 30, 2019 and December 31, 2018. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

2019 Form 10-Q |	14

No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	June 30, 2019	December 31, 2018	Balance sheet caption	June 30, 2019	December 31, 2018
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$22	$113	Accounts payable and accrued liabilities	$—	$—
Designated as net investment hedges	Prepaid expenses and other	11	—	Accounts payable and accrued liabilities	1	—
Not designated as hedges	Prepaid expenses and other	40	19	Accounts payable and accrued liabilities	38	26
Interest rate swaps designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	8	—
Interest rate swaps designated as fair value hedges	Other assets	24	—	Other long-term liabilities	117	466
Total derivatives		$97	$132		$164	$492

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Foreign currency forward exchange contracts
Designated as cash flow hedges	$2	$169	$5	$121
Designated as net investment hedges	10	—	10	—

Assuming market rates remain constant through contract maturities, the company expects to reclass pre-tax gains of $90 million into cost of products sold for foreign currency cash flow hedges during the next 12 months.

Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) a pre-tax loss of $49 million for the three months and a pre-tax gain of $35 million for the six months ended June 30, 2019 and recognized pre-tax gains of $270 million for the three months and $136 million for the six months ended June 30, 2018.
The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 11 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended June 30,		Six months ended June 30,
(in millions)	Statement of earnings caption	2019	2018	2019	2018
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$37	$(46)	$77	$(90)
Designated as net investment hedges	Interest expense, net	9	—	9	—
Not designated as hedges	Net foreign exchange loss	(25)	128	(40)	69
Interest rate swaps designated as fair value hedges	Interest expense, net	253	(59)	365	(243)
Debt designated as hedged item in fair value hedges	Interest expense, net	(253)	59	(365)	243

2019 Form 10-Q |	15

Fair Value Measures

The fair value hierarchy consists of the following three levels:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2019:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$5,172	$1,388	$3,784	$—
Debt securities	1,573	—	1,573	—
Equity securities	79	79	—	—
Interest rate hedges	24	—	24	—
Foreign currency contracts	73	—	73	—
Total assets	$6,921	$1,467	$5,454	$—
Liabilities
Interest rate hedges	$125	$—	$125	$—
Foreign currency contracts	39	—	39	—
Contingent consideration	6,789	—	—	6,789
Total liabilities	$6,953	$—	$164	$6,789

2019 Form 10-Q |	16

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

The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were determined based on prices obtained from commercial pricing services. Equity securities consist of investments for which the fair values were determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company were valued using published spot curves for interest rate hedges and published forward curves for foreign currency contracts. The fair value measurements of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At June 30, 2019, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $270 million. Additionally, at June 30, 2019, a five percentage point increase/decrease in the assumed probability of success across all potential indications still in development would have increased/decreased the value of the contingent consideration liabilities by approximately $210 million.
There have been no transfers of assets or liabilities between the fair value measurement levels. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Six months ended June 30,
(in millions)	2019	2018
Beginning balance	$4,483	$4,534
Change in fair value recognized in net earnings	2,473	337
Milestone payments	(167)	(50)
Ending balance	$6,789	$4,821

The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings. During the second quarter of 2019, the company recorded a $2.3 billion increase in the SKYRIZI contingent consideration liability due to higher probabilities of success, higher estimated future sales and declining interest rates. The higher probabilities of success resulted from the April 2019 regulatory approvals of SKYRIZI for the treatment of moderate to severe plaque psoriasis.

2019 Form 10-Q |	17

Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of June 30, 2019 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$306	$306	$—	$306	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	5,343	5,357	5,348	9	—
Long-term debt and finance lease obligations, excluding fair value hedges	31,712	32,753	32,731	22	—
Total liabilities	$37,361	$38,416	$38,079	$337	$—

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

AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $65 million as of June 30, 2019 and $84 million as of December 31, 2018. No significant cumulative upward or downward adjustments have been recorded for these investments as of June 30, 2019.
Available-for-sale Securities
Substantially all of the company’s investments in debt securities were classified as available-for-sale with changes in fair value recognized in other comprehensive income. Debt securities classified as short-term were $244 million as of June 30, 2019 and $204 million as of December 31, 2018. Long-term debt securities mature primarily within five years. Estimated fair values of available-for-sale debt securities were generally determined based on prices obtained from commercial pricing services.
The following table summarizes available-for-sale securities by type as of June 30, 2019:

	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Asset backed securities	$375	$—	$(1)	$374
Corporate debt securities	1,095	4	(2)	1,097
Other debt securities	102	—	—	102
Total	$1,572	$4	$(3)	$1,573

2019 Form 10-Q |	18

The following table summarizes available-for-sale securities by type as of December 31, 2018:

	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Asset backed securities	$423	$—	$(2)	$421
Corporate debt securities	1,042	1	(9)	1,034
Other debt securities	81	—	—	81
Total	$1,546	$1	$(11)	$1,536

AbbVie had no other-than-temporary impairments as of June 30, 2019. Net realized gains and losses were insignificant for both the three and six months ended June 30, 2019 and 2018.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 66% as of June 30, 2019 and 63% as of December 31, 2018, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.
HUMIRA (adalimumab) is AbbVie’s single largest product and accounted for approximately 58% of AbbVie’s total net revenues for the six months ended June 30, 2019 and 61% for the six months ended June 30, 2018.
Debt and Credit Facilities
Short-Term Borrowings
Short-term borrowings included commercial paper borrowings of $306 million as of June 30, 2019 and $699 million as of December 31, 2018. The weighted-average interest rate on commercial paper borrowings was 2.7% for the six months ended June 30, 2019 and 1.9% for the six months ended June 30, 2018.
In March 2019, AbbVie repaid its $3.0 billion 364-day term loan credit agreement that was scheduled to mature in June 2019.
In connection with the proposed acquisition of Allergan, on June 25, 2019, AbbVie entered into a 364-day bridge credit agreement and on July 12, 2019, AbbVie entered into a term loan credit agreement. See Note 4 for additional information.
Note 10 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$68	$72	$135	$144	$7	$5	$13	$13
Interest cost	66	57	130	114	9	4	15	12
Expected return on plan assets	(119)	(110)	(238)	(221)	—	—	—	—
Amortization of actuarial losses and prior service cost (credit)	29	39	55	76	1	(3)	—	1
Net periodic benefit cost	$44	$58	$82	$113	$17	$6	$28	$26

The components of net periodic benefit cost other than service cost are included in other expense, net in the condensed consolidated statements of earnings.

2019 Form 10-Q |	19

Note 11 Equity

Stock-Based Compensation

Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Cost of products sold	$5	$12	$20	$16
Research and development	33	35	105	107
Selling, general and administrative	49	38	151	153
Pre-tax compensation expense	87	85	276	276
Tax benefit	16	19	49	48
After-tax compensation expense	$71	$66	$227	$228

Stock Options

During the six months ended June 30, 2019, primarily in connection with the company's annual grant, AbbVie granted 1.0 million stock options with a weighted-average grant-date fair value of $12.54. As of June 30, 2019, $8.5 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSUs and Performance Shares

During the six months ended June 30, 2019, primarily in connection with the company's annual grant, AbbVie granted 5.4 million RSUs and performance shares with a weighted-average grant-date fair value of $78.68. As of June 30, 2019, $434 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

Cash Dividends

The following table summarizes quarterly cash dividends declared during 2019 and 2018:

2019			2018
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
06/20/19	08/15/19	$1.07	11/02/18	02/15/19	$1.07
02/21/19	05/15/19	$1.07	09/07/18	11/15/18	$0.96
			06/14/18	08/15/18	$0.96
			02/15/18	05/15/18	$0.96

2019 Form 10-Q |	20

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
AbbVie repurchased 4 million shares for $300 million during the six months ended June 30, 2019 and 84 million shares for $8.8 billion during the six months ended June 30, 2018. AbbVie's remaining stock repurchase authorization was approximately $4.0 billion as of June 30, 2019.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2019:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post- employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2018	$(830)	$(65)	$(1,722)	$(10)	$147	$(2,480)
Other comprehensive income (loss) before reclassifications	(32)	35	2	10	7	22
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(7)	43	1	(70)	(33)
Net current-period other comprehensive income (loss)	(32)	28	45	11	(63)	(11)
Balance as of June 30, 2019	$(862)	$(37)	$(1,677)	$1	$84	$(2,491)

Other comprehensive loss for the six months ended June 30, 2019 included foreign currency translation adjustments totaling a loss of $32 million, which was principally due to the weakening of the Euro in the six months ended June 30, 2019 on the translation of the company’s assets denominated in the Euro.

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

2019 Form 10-Q |	21

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
(in millions) (brackets denote gains)	2019	2018	2019	2018
Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$30	$36	$55	$77
Tax benefit	(7)	(7)	(12)	(15)
Total reclassifications, net of tax	$23	$29	$43	$62
Cash flow hedging activities
Losses (gains) on designated cash flow hedges(b)	$(37)	$46	$(77)	$90
Tax expense (benefit)	2	(4)	7	(6)
Total reclassifications, net of tax	$(35)	$42	$(70)	$84
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(c)	$(9)	$—	$(9)	$—
Tax expense	2	—	2	—
Total reclassifications, net of tax	$(7)	$—	$(7)	$—

(a) Amounts are included in the computation of net periodic benefit cost (see Note 10).
(b) Amounts are included in cost of products sold (see Note 9).
(c) Amounts are included in interest expense, net (see Note 9).
Note 12 Income Taxes

The effective tax rate was 8% for the three months and 5% for the six months ended June 30, 2019 and 2% for the three months and 1% for the six months ended June 30, 2018. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for the three and six months ended June 30, 2019 over the prior year was principally due to the beneficial impact of the timing of provisions of the Act related to earnings from certain foreign subsidiaries in prior year and changes in the jurisdictional mix of earnings, including a change in fair value of contingent consideration liabilities. These increases were partially offset by the favorable resolution of various tax positions in the current year.

Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months by up to $41 million.
Note 13 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $330 million as of June 30, 2019 and $350 million as of December 31, 2018. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

2019 Form 10-Q |	22

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

Four lawsuits against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others are consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi-District Litigation (MDL) Rules as In re: AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by direct AndroGel purchasers, generally allege Solvay's 2006 patent litigation settlement agreements and related agreements with three generic companies violate federal antitrust laws. Plaintiffs seek monetary damages and attorneys' fees.

Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by Niaspan direct purchasers and one brought by Niaspan end-payers. The cases are pending in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pre-trial proceedings under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. In October 2016, the Orange County, California District Attorney’s Office filed a lawsuit on behalf of the State of California regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees. In May 2018, the California Court of Appeal ruled that the District Attorney’s Office may not bring monetary claims beyond the scope of Orange County, which the District Attorney’s Office is appealing.

In September 2014, the FTC filed a lawsuit against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that the 2011 patent litigation with two generic companies regarding AndroGel was sham litigation and the settlements of that litigation violated federal antitrust law. In May 2015, the court dismissed the FTC’s settlement-related claim. In June 2018, following a bench trial, the court found for the FTC on its sham litigation claim and ordered a disgorgement remedy of $448 million, plus prejudgment interest. The court denied the FTC’s request for injunctive relief. AbbVie is appealing the court’s liability and disgorgement rulings and, based on an assessment of the merits of that appeal, no liability has been accrued for this matter. The FTC is also appealing aspects of the court’s trial ruling and the dismissal of its settlement-related claim. One purported class action on behalf of direct AndroGel purchasers based on the trial court’s ruling in the FTC’s case is also pending in the United States District Court for the Eastern District of Pennsylvania and is stayed pending the appeals in the FTC’s case.

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

Between March and May 2019, 12 putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois by indirect HUMIRA purchasers, alleging that AbbVie’s settlements with biosimilar manufacturers and AbbVie’s HUMIRA patent portfolio violate state and federal antitrust laws.

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

In September 2018, the Commissioner of the California Department of Insurance intervened in a qui tam lawsuit, State of California and Lazaro Suarez v. AbbVie Inc., et al., brought under the California Insurance Frauds Prevention Act, in California Superior Court for Alameda County. The Department of Insurance’s complaint alleges that, through patient and reimbursement support services and other services and items of value provided in connection with HUMIRA, AbbVie caused the submission of fraudulent commercial insurance claims for HUMIRA in violation of the California statute. The complaint seeks injunctive relief, an assessment of up to three times the amount of the claims at issue, and civil penalties. In addition, a federal securities lawsuit (Holwill v. AbbVie Inc., et al.) is

2019 Form 10-Q |	23

pending in the United States District Court for the Northern District of Illinois) against AbbVie, its chief executive officer and former chief financial officer, alleging that reasons stated for HUMIRA sales growth in financial filings between 2013 and 2017 were misleading because they omitted the conduct alleged in the Department of Insurance’s complaint.

In November 2014, five individuals filed a putative class action lawsuit, Rubinstein, et al. v Gonzalez, et al., on behalf of purchasers and sellers of certain Shire plc (Shire) securities between June 20 and October 14, 2014, against AbbVie and its chief executive officer in the United States District Court for the Northern District of Illinois alleging that the defendants made and/or are responsible for material misstatements in violation of federal securities laws in connection with AbbVie's proposed transaction with Shire. In July 2019, the court granted preliminary approval to the parties’ settlement agreement.

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

Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Approximately 150 cases are pending in the United States District Court for the Southern District of Illinois, and approximately six others are pending in various state courts. Plaintiffs generally seek compensatory and punitive damages. Approximately ninety percent of these pending cases, plus other unfiled claims, are subject to confidential settlement agreements and are expected to be dismissed with prejudice.

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

In March 2017, AbbVie filed a lawsuit, AbbVie Inc. v. Novartis Vaccines and Diagnostics, Inc. and Grifols Worldwide Operations Ltd., in the United States District Court for the Northern District of California against Novartis Vaccines and Grifols Worldwide seeking a declaratory judgment that 11 HCV-related patents licensed to AbbVie in 2002 are invalid.

AbbVie is seeking to enforce certain patent rights related to adalimumab (a drug AbbVie sells under the trademark HUMIRA®). In a case filed in United States District Court for the District of Delaware in August 2017, AbbVie alleges that Boehringer Ingelheim International GmbH’s, Boehringer Ingelheim Pharmaceutical, Inc.’s, and Boehringer Ingelheim Fremont, Inc.’s proposed biosimilar adalimumab product infringes certain AbbVie patents. AbbVie seeks declaratory and injunctive relief. In May 2019, the parties settled this case and it was dismissed without prejudice.

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

2019 Form 10-Q |	24

product infringes certain Pharmacyclics patents. Pharmacyclics seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of IMBRUVICA, is the co-plaintiff in this suit.
Note 14 Segment Information

AbbVie operates in one business segment—pharmaceutical products. The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Six months ended June 30,

(in millions)		2019	2018	2019	2018
Immunology
HUMIRA	United States	$3,793	$3,521	$7,008	$6,524
	International	1,077	1,664	2,308	3,370
	Total	$4,870	$5,185	$9,316	$9,894
SKYRIZI	United States	$42	$—	$42	$—
	International	6	—	6	—
	Total	$48	$—	$48	$—
Hematologic Oncology
IMBRUVICA	United States	$886	$693	$1,715	$1,317
	Collaboration revenues	213	157	406	295
	Total	$1,099	$850	$2,121	$1,612
VENCLEXTA	United States	$117	$47	$222	$88
	International	52	18	98	36
	Total	$169	$65	$320	$124
HCV
MAVYRET	United States	$396	$422	$799	$762
	International	384	510	771	1,018
	Total	$780	$932	$1,570	$1,780
VIEKIRA	United States	$—	$—	$—	$3
	International	4	41	29	109
	Total	$4	$41	$29	$112
Other Key Products
Creon	United States	$257	$219	$484	$428
Lupron	United States	$168	$180	$359	$357
	International	41	43	79	85
	Total	$209	$223	$438	$442
Synthroid	United States	$203	$193	$385	$375
Synagis	International	$38	$44	$325	$365
Duodopa	United States	$24	$20	$46	$38
	International	91	88	180	173
	Total	$115	$108	$226	$211
Sevoflurane	United States	$18	$19	$35	$36
	International	73	94	148	183
	Total	$91	$113	$183	$219
Kaletra	United States	$10	$13	$23	$26
	International	67	78	132	138
	Total	$77	$91	$155	$164
AndroGel	United States	$22	$128	$96	$258
ORILISSA	United States	$18	$—	$31	$—
	International	1	—	1	—
	Total	$19	$—	$32	$—
All other		$254	$86	$355	$228
Total net revenues		$8,255	$8,278	$16,083	$16,212

2019 Form 10-Q |	25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of June 30, 2019 and December 31, 2018 and the results of operations for the three and six months ended June 30, 2019 and 2018. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
AbbVie’s products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. Outside the United States, AbbVie sells products primarily to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie has approximately 30,000 employees. AbbVie operates in one business segment—pharmaceutical products.
On June 25, 2019, AbbVie announced that it entered into a definitive transaction agreement under which AbbVie will acquire Allergan plc (Allergan). See Note 4 to the condensed consolidated financial statements for additional information on the proposed acquisition.
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
Financial Results
The company's financial performance for the six months ended June 30, 2019 included delivering worldwide net revenues of $16.1 billion, operating earnings of $6.4 billion, diluted earnings per share of $2.14 and cash flows from operations of $5.5 billion. Worldwide net revenues decreased by 0.8% and increased 0.9% on a constant currency basis, primarily driven by revenue growth related to IMBRUVICA and VENCLEXTA as well as the continued strength of U.S. HUMIRA revenues, offset by international HUMIRA biosimilar competition.
Diluted earnings per share was $2.14 for the six months ended June 30, 2019 and included the following after-tax costs: (i) $2.5 billion for the change in fair value of contingent consideration liabilities; (ii) $639 million related to the amortization of intangible assets; (iii) $241 million for acquired in-process research and development (IPR&D); (iv) $139 million of restructuring charges; (v) $75 million for milestone payments; and (vi) $27 million of expenses related to the proposed Allergan acquisition. These costs were partially offset by an after-tax benefit of $267 million due to the favorable resolution of various tax positions. Additionally,

2019 Form 10-Q |	26

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
AbbVie’s pipeline currently includes more than 50 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology and neuroscience along with targeted investments in cystic fibrosis and women’s health. Of these programs, approximately 30 are in mid- and late-stage development.
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
Oncology
IMBRUVICA

•
In January 2019, the FDA approved IMBRUVICA, in combination with GAZYVA (obinutuzumab), for adult patients with previously untreated chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL).

•
In June 2019, AbbVie announced results from the Phase 3 CLL12 trial, evaluating IMBRUVICA in patients with previously untreated CLL, which demonstrated that IMBRUVICA significantly improved event- and progression-free survival.

VENCLEXTA

•
In March 2019, AbbVie announced that the FDA placed a partial clinical hold on all clinical trials evaluating VENCLEXTA for the investigational treatment of multiple myeloma (MM). The partial clinical hold followed a review of data from the ongoing Phase 3 BELLINI trial, a study in relapsed/refractory MM, in which a higher proportion of deaths was observed in the VENCLEXTA arm compared to the control arm of the trial. In June 2019, AbbVie announced that the FDA lifted the partial clinical hold placed on the Phase 3 CANOVA trial, evaluating VENCLEXTA for the investigational treatment of relapsed/refractory MM positive for the translocation (11;14) abnormality, based upon agreement on revisions to the

2019 Form 10-Q |	27

CANOVA study protocol, including new risk mitigation measures, protocol-specified guidelines and updated futility criteria. All other clinical trials evaluating VENCLEXTA in patients with MM remain on partial clinical hold while next steps continue to be evaluated with the FDA. This action does not impact any of the approved indications for VENCLEXTA, such as CLL or acute myeloid leukemia (AML).

•	In May 2019, the FDA approved VENCLEXTA, in combination with obinutuzumab, for adult patients with previously untreated CLL/SLL.

•
In June 2019, AbbVie announced results from the Phase 3 CLL14 trial, evaluating efficacy and safety of VENCLEXTA plus obinutuzumab versus obinutuzumab plus chlorambucil in previously untreated patients with CLL, which demonstrated that VENCLEXTA plus obinutuzumab prolonged progression-free survival and achieved higher rates of complete response and minimal residual disease-negativity compared to commonly used standard of care obinutuzumab plus chlorambucil.

Depatux-M

•
In May 2019, AbbVie announced the decision to discontinue the Phase 3 INTELLANCE-1 study of depatuxizumab mafodotin (Depatux-M, previously known as ABT-414) in patients with newly diagnosed glioblastoma, whose tumors have EGFR (epidermal growth factor receptor) amplification, at an interim analysis. An Independent Data Monitoring Committee recommended stopping enrollment in INTELLANCE-1 due to lack of survival benefit for patients receiving Depatux-M compared with placebo when added to the standard regimen of radiation and temozolomide. Enrollment has been halted in all ongoing Depatux-M studies.

Veliparib

•
In July 2019, AbbVie announced that top-line results from the Phase 3 BROCADE3 study evaluating veliparib, an investigational, oral poly (adenosine diphosphate-ribose) polymerase (PARP) inhibitor, in combination with carboplatin and paclitaxel met its primary endpoint of progression-free survival in patients with HER2 negative germline BRCA-mutated advanced breast cancer.

•
In July 2019, AbbVie announced that top-line results from the Phase 3 VELIA study, conducted in collaboration with the GOG Foundation, Inc., evaluating veliparib with carboplatin and paclitaxel followed by veliparib maintenance therapy met its primary endpoint of progression-free survival in patients with newly diagnosed ovarian cancer, regardless of biomarker status.

Neuroscience

•	In May 2019, AbbVie initiated a Phase 3 clinical trial to evaluate the safety and tolerability of ABBV-951, a subcutaneous levodopa/carbidopa delivery system, in subjects with Parkinson's disease.

•
In July 2019, AbbVie announced the decision to discontinue the Phase 2 ARISE study evaluating ABBV-8E12, an investigational anti-tau antibody, in patients with progressive supranuclear palsy, after an Independent Data Monitoring Committee recommended stopping the trial for futility after the trial showed that ABBV-8E12 did not provide efficacy.

Other

•
In July 2019, AbbVie submitted an NDA to the FDA for elagolix in combination with estradiol/norethindrone acetate (E2/NETA) daily add-back therapy for the management of heavy menstrual bleeding associated with uterine fibroids.

For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2018.

2019 Form 10-Q |	28

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

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2019	2018			2019	2018
United States	$5,964	$5,449	9.5%	9.5%	$11,234	$10,239	9.7%	9.7%
International	2,291	2,829	(19.0)%	(14.4)%	4,849	5,973	(18.8)%	(14.3)%
Net revenues	$8,255	$8,278	(0.3)%	1.3%	$16,083	$16,212	(0.8)%	0.9%

2019 Form 10-Q |	29

The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2019	2018			2019	2018
Immunology
HUMIRA	United States	$3,793	$3,521	7.7%	7.7%	$7,008	$6,524	7.4%	7.4%
	International	1,077	1,664	(35.2)%	(31.0)%	2,308	3,370	(31.5)%	(27.0)%
	Total	$4,870	$5,185	(6.1)%	(4.8)%	$9,316	$9,894	(5.8)%	(4.3)%
SKYRIZI	United States	$42	$—	n/m	n/m	$42	$—	n/m	n/m
	International	6	—	n/m	n/m	6	—	n/m	n/m
	Total	$48	$—	n/m	n/m	$48	$—	n/m	n/m
Hematologic Oncology
IMBRUVICA	United States	$886	$693	27.9%	27.9%	$1,715	$1,317	30.2%	30.2%
	Collaboration revenues	213	157	35.9%	35.9%	406	295	37.6%	37.6%
	Total	$1,099	$850	29.3%	29.3%	$2,121	$1,612	31.6%	31.6%
VENCLEXTA	United States	$117	$47	>100.0%	>100.0%	$222	$88	>100.0%	>100.0%
	International	52	18	>100.0%	>100.0%	98	36	>100.0%	>100.0%
	Total	$169	$65	>100.0%	>100.0%	$320	$124	>100.0%	>100.0%
HCV
MAVYRET	United States	$396	$422	(6.0)%	(6.0)%	$799	$762	4.8%	4.8%
	International	384	510	(24.7)%	(20.4)%	771	1,018	(24.3)%	(20.5)%
	Total	$780	$932	(16.3)%	(14.0)%	$1,570	$1,780	(11.8)%	(9.6)%
VIEKIRA	United States	$—	$—	n/m	n/m	$—	$3	(100.0)%	(100.0)%
	International	4	41	(88.8)%	(86.4)%	29	109	(72.7)%	(69.1)%
	Total	$4	$41	(90.3)%	(87.9)%	$29	$112	(74.2)%	(70.6)%
Other Key Products
Creon	United States	$257	$219	17.5%	17.5%	$484	$428	13.1%	13.1%
Lupron	United States	$168	$180	(6.4)%	(6.4)%	$359	$357	0.5%	0.5%
	International	41	43	(4.5)%	3.2%	79	85	(6.7)%	1.0%
	Total	$209	$223	(6.0)%	(4.5)%	$438	$442	(0.9)%	0.6%
Synthroid	United States	$203	$193	4.9%	4.9%	$385	$375	2.7%	2.7%
Synagis	International	$38	$44	(11.9)%	(3.9)%	$325	$365	(10.9)%	(6.6)%
Duodopa	United States	$24	$20	12.8%	12.8%	$46	$38	20.1%	20.1%
	International	91	88	3.6%	11.0%	180	173	3.9%	11.3%
	Total	$115	$108	5.3%	11.3%	$226	$211	6.8%	12.8%
Sevoflurane	United States	$18	$19	(3.3)%	(3.3)%	$35	$36	(2.0)%	(2.0)%
	International	73	94	(21.9)%	(16.3)%	148	183	(19.1)%	(13.2)%
	Total	$91	$113	(18.8)%	(14.1)%	$183	$219	(16.3)%	(11.4)%
Kaletra	United States	$10	$13	(33.9)%	(33.9)%	$23	$26	(15.0)%	(15.0)%
	International	67	78	(12.9)%	(6.8)%	132	138	(3.9)%	1.7%
	Total	$77	$91	(16.0)%	(10.8)%	$155	$164	(5.7)%	(1.0)%
AndroGel	United States	$22	$128	(83.0)%	(83.0)%	$96	$258	(62.8)%	(62.8)%
ORILISSA	United States	$18	$—	n/m	n/m	$31	$—	n/m	n/m
	International	1	—	n/m	n/m	1	—	n/m	n/m
	Total	$19	$—	n/m	n/m	$32	$—	n/m	n/m
All other		$254	$86	>100.0%	>100.0%	$355	$228	55.2%	61.3%
Total net revenues		$8,255	$8,278	(0.3)%	1.3%	$16,083	$16,212	(0.8)%	0.9%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.

Global HUMIRA sales decreased 5% for the three months and 4% for the six months ended June 30, 2019 primarily as a result of direct biosimilar competition in certain international markets, partially offset by market growth across therapeutic categories. In the United States, HUMIRA sales increased 8% for the three months and 7% for the six months ended June 30, 2019 driven by market growth across all indications. Internationally, HUMIRA sales decreased 31% for the three months and 27% for the six months ended

2019 Form 10-Q |	30

June 30, 2019 primarily driven by direct biosimilar competition in certain international markets following the expiration of the European Union composition of matter patent for adalimumab in October 2018. Biosimilar competition for HUMIRA is not expected in the United States until 2023. AbbVie continues to pursue strategies intended to further differentiate HUMIRA from competing products and add to the sustainability of HUMIRA.

Net revenues for SKYRIZI were $48 million for the three and six months ended June 30, 2019 following the April 2019 regulatory approvals for the treatment of moderate to severe plaque psoriasis.

Net revenues for IMBRUVICA represent product sales in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of IMBRUVICA profit. AbbVie's global IMBRUVICA revenues increased 29% for the three months and 32% for the six months ended June 30, 2019 as a result of continued penetration of IMBRUVICA for patients with CLL as well as favorable pricing.

Net revenues for VENCLEXTA increased by more than 100% for the three and six months ended June 30, 2019 primarily due to market share gains following additional regulatory approvals of VENCLEXTA for the treatment of patients with relapsed/refractory CLL and AML in 2018.

Global MAVYRET sales decreased by 14% for the three months and 10% for the six months ended June 30, 2019 primarily driven by lower patient volumes in certain international markets.

Net revenues for Creon increased 18% for the three months and 13% for the six months ended June 30, 2019 primarily driven by continued market growth and favorable pricing. Creon maintains market leadership in the pancreatic enzyme market.

Net revenues for Duodopa increased 11% for the three months and 13% for the six months ended June 30, 2019 primarily driven by increased market penetration.
Gross Margin

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2019	2018	% change	2019	2018	% change
Gross margin	$6,436	$6,344	1%	$12,570	$12,351	2%
as a % of net revenues	78%	77%		78%	76%
Gross margin as a percentage of net revenues increased for the three and six months ended June 30, 2019 compared to the prior year. Gross margin percentage for the three and six months ended June 30, 2019 was favorably impacted primarily by the expiration of HUMIRA royalties, partially offset by higher intangible asset amortization and the IMBRUVICA profit sharing arrangement.
Selling, General and Administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2019	2018	% change	2019	2018	% change
Selling, general and administrative	$1,654	$1,760	(6)%	$3,334	$3,551	(6)%
as a % of net revenues	20%	21%		21%	22%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues decreased for the three and six months ended June 30, 2019 compared to the prior year. SG&A expense percentage for the three and six months ended June 30, 2019 was favorably impacted by lower charitable contributions, as $120 million of prior year contributions to certain U.S. not-for-profit organizations did not recur, and by international HUMIRA expense reductions, partially offset by new product launch expenses and $24 million of transaction costs associated with the proposed Allergan acquisition. In addition, for the six months ended June 30, 2019, SG&A expense percentage was unfavorably impacted by restructuring charges, offset by a $98 million decrease in litigation reserve charges.

2019 Form 10-Q |	31

Research and Development and Acquired In-Process Research and Development

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2019	2018	% change	2019	2018	% change
Research and development	$1,291	$1,322	(2)%	$2,580	$2,566	1%
as a % of net revenues	16%	16%		16%	16%
Acquired in-process research and development	$91	$—	n/m	$246	$69	>100%
Research and development (R&D) expenses as a percentage of net revenues were flat for the three and six months ended June 30, 2019 compared to the prior year. R&D expenses included continued funding to support all stages of the company's emerging pipeline assets.

Acquired IPR&D expenses reflect upfront payments related to various collaborations. There were no individually significant transactions during both the three and six months ended June 30, 2019 and 2018.
Other Operating Expenses
There were no other operating expenses for the three and six months ended June 30, 2019. Other operating expenses for the six months ended June 30, 2018 included a $500 million charge related to the extension of the previously announced collaboration with Calico Life Sciences LLC (Calico) to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer.
Other Non-Operating Expenses

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Interest expense	$358	$320	$745	$629
Interest income	(49)	(48)	(111)	(106)
Interest expense, net	$309	$272	$634	$523

Net foreign exchange loss	$6	$8	$12	$16
Other expense, net	2,278	470	2,413	317
Interest expense, net increased for the three and six months ended June 30, 2019 compared to the prior year primarily due to the unfavorable impact of higher interest rates on the company's debt obligations and higher average outstanding debt balances.

Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $2.3 billion for the three months and $2.5 billion for the six months ended June 30, 2019 compared to charges of $485 million for the three months and $337 million for the six months ended June 30, 2018. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three and six months ended June 30, 2019, the change in fair value represented higher probabilities of success, higher estimated future sales and declining interest rates. The higher probabilities of success resulted from the April 2019 regulatory approvals of SKYRIZI for the treatment of moderate to severe plaque psoriasis. For the three and six months ended June 30, 2018, the change in fair value represented higher estimated future sales and the passage of time partially offset by the effect of rising interest rates.

2019 Form 10-Q |	32

Income Tax Expense
The effective tax rate was 8% for the three months and 5% for the six months ended June 30, 2019 and 2% for the three months and 1% for the six months ended June 30, 2018. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for the three and six months ended June 30, 2019 over the prior year was principally due to the beneficial impact of the timing of provisions of the Tax Cuts and Jobs Act (the Act) related to earnings from certain foreign subsidiaries in prior year and changes in the jurisdictional mix of earnings, including a change in fair value of contingent consideration liabilities. These increases were partially offset by the favorable resolution of various tax positions in the current year.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
(in millions)	2019	2018
Cash flows provided by (used in):
Operating activities	$5,494	$5,511
Investing activities	(167)	240
Financing activities	(7,453)	(11,487)
Operating cash flows for the six months ended June 30, 2019 were flat compared to the prior year due to improved results of operations resulting from an increase in operating earnings and lower defined benefit plan contributions, offset by higher payments for income taxes and interest. AbbVie’s contributions to its defined benefit plans were $203 million for the six months ended June 30, 2019 and $822 million for the six months ended June 30, 2018.

Investing cash flows for the six months ended June 30, 2019 included net sales and maturities of investment securities totaling $508 million, payments made for acquisitions and investments of $440 million and capital expenditures of $235 million. Investing cash flows for the six months ended June 30, 2018 included net sales and maturities of investment securities totaling $874 million, payments made for acquisitions and investments of $401 million and capital expenditures of $233 million.

Financing cash flows for the six months ended June 30, 2019 included the repayment of AbbVie's $3.0 billion 364-day term loan credit agreement that was scheduled to mature in June 2019.

The company made cash dividend payments of $3.2 billion for the six months ended June 30, 2019 and $2.7 billion for the six months ended June 30, 2018. The increase in cash dividend payments was driven by an increase in the quarterly dividend rate. On June 20, 2019, the board of directors declared a quarterly cash dividend of $1.07 per share for stockholders of record at the close of business on July 15, 2019, payable on August 15, 2019. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.

The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 4 million shares for $300 million during the six months ended June 30, 2019 and 84 million shares for $8.8 billion during the six months ended June 30, 2018. AbbVie cash-settled $201 million of its December 2018 open-market purchases in January 2019.
During the six months ended June 30, 2019, AbbVie made $167 million of contingent consideration payments related to the commercial launch of SKYRIZI in certain geographies. $108 million of these payments were included in financing cash flows and $59 million of the payments were included in operating cash flows.
During the six months ended June 30, 2019 and 2018, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $306 million as of June 30, 2019 and $699 million as of December 31, 2018. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.

2019 Form 10-Q |	33

In connection with the proposed acquisition of Allergan, on June 25, 2019, AbbVie entered into a 364-day bridge credit agreement and on July 12, 2019, AbbVie entered into a term loan credit agreement. See Note 4 to the condensed consolidated financial statements for additional information. During the six months ended June 30, 2019, AbbVie paid debt issuance costs of $171 million related to the bridge credit agreement.
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
AbbVie currently has a $3.0 billion five-year revolving credit facility which matures in August 2023. The revolving credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At June 30, 2019, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were insignificant. No amounts were outstanding under the credit facility as of June 30, 2019 and December 31, 2018.
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
Credit Ratings
On June 25, 2019, following the announcement of the proposed acquisition of Allergan, Moody's Investor Service affirmed its Baa2 senior unsecured long-term rating and Prime-2 short-term rating with a stable outlook. S&P Global Ratings revised its ratings outlook to negative from stable and expects to lower the issuer credit rating by one notch to BBB+ from A- and the short-term rating to A-2 from A-1 when the acquisition is complete.
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

2019 Form 10-Q |	34

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

2019 Form 10-Q |	35

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended June 30, 2019.

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

2019 Form 10-Q |	36

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 13 to the condensed consolidated financial statements and is incorporated by reference herein.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in AbbVie’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for the following:
The proposed acquisition of Allergan plc (“Allergan”) may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.
Consummation of the acquisition of Allergan by AbbVie is conditioned on, among other things, obtaining necessary governmental, regulatory and Allergan shareholder approvals. If any of the conditions to the acquisition is not satisfied, it could delay or prevent the proposed acquisition from occurring, which could negatively impact AbbVie’s share price and future business and financial results. Further, as a condition to their approval of the acquisition, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of AbbVie’s business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the acquisition or may reduce the anticipated benefits of the transaction. AbbVie will incur increased indebtedness to fund the cash consideration for the acquisition and such indebtedness could adversely affect AbbVie's business, financial condition, or results of operations. Following the proposed acquisition, AbbVie may not realize the proposed acquisition’s intended benefits within the expected timeframe or at all.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 – April 30, 2019	1,204	(1)	$83.93	(1)	—	$3,950,021,071
May 1, 2019 – May 31, 2019	1,371	(1)	$77.84	(1)	—	$3,950,021,071
June 1, 2019 – June 30, 2019	1,138	(1)	$77.58	(1)	—	$3,950,021,071
Total	3,713	(1)	$79.74	(1)	—	$3,950,021,071

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 1,204 in April; 1,371 in May; and 1,138 in June.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2019 Form 10-Q |	37

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

2.1	*Transaction Agreement, dated as of June 25, 2019, between AbbVie, Allergan and Acquirer Sub (incorporated by reference to Exhibit 2.1 of AbbVie’s Current Report on Form 8-K filed on June 25, 2019).

2.2	*Appendix III to the Rule 2.5 Announcement, dated as of June 25, 2019 (Conditions Appendix) (incorporated by reference to Exhibit 2.2 of AbbVie’s Current Report on Form 8-K filed on June 25, 2019).

2.3	*Expenses Reimbursement Agreement, dated as of June 25, 2019, between AbbVie and Allergan (incorporated by reference to Exhibit 2.3 of AbbVie’s Current Report on Form 8-K filed on June 25, 2019).

10.1
*364-Day Bridge Credit Agreement, dated as of June 25, 2019, among AbbVie, Morgan Stanley Senior Funding, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.1 of AbbVie’s Current Report on Form 8-K filed on June 25, 2019).

10.2	AbbVie Supplemental Pension Plan, as amended and restated.**

10.3
*Term Loan Credit Agreement, dated as of July 12, 2019, among AbbVie, certain lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of AbbVie’s Current Report on Form 8-K filed on July 16, 2019).

10.4
*First Amendment to Revolving Credit Agreement, dated as of July 12, 2019, among AbbVie, the lenders and other parties party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of AbbVie’s Current Report on Form 8-K filed on July 16, 2019).

10.5	AbbVie 2013 Incentive Stock Program Second Amendment.**

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 5, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

_______________________________________________________________________________
*  Incorporated herein by reference. Commission file number 001-35565.
** Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2019 Form 10-Q |	38

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Robert A. Michael
Robert A. Michael
Executive Vice President,
Chief Financial Officer

Date: August 5, 2019

2019 Form 10-Q |	39