Form 10-Q
period 2019-09-30
AbbVie Inc.
filed 2019-11-06
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ABBV	New York Stock Exchange
Chicago Stock Exchange
1.375% Senior Notes due 2024	ABBV24	New York Stock Exchange
0.750% Senior Notes due 2027	ABBV27	New York Stock Exchange
2.125% Senior Notes due 2028	ABBV28	New York Stock Exchange
1.250% Senior Notes due 2031	ABBV31	New York Stock Exchange
As of October 29, 2019, AbbVie Inc. had 1,478,821,109 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

2019 Form 10-Q |	1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Net revenues	$8,479	$8,236	$24,562	$24,448

Cost of products sold	1,920	1,835	5,433	5,696
Selling, general and administrative	1,657	1,919	4,991	5,470
Research and development	2,285	1,268	4,865	3,834
Acquired in-process research and development	—	55	246	124
Other expense	—	—	—	500
Total operating costs and expenses	5,862	5,077	15,535	15,624
Operating earnings	2,617	3,159	9,027	8,824

Interest expense, net	420	302	1,054	825
Net foreign exchange loss	19	2	31	18
Other expense, net	177	94	2,590	411
Earnings before income tax expense	2,001	2,761	5,352	7,570
Income tax expense	117	14	271	57
Net earnings	$1,884	$2,747	$5,081	$7,513

Per share data
Basic earnings per share	$1.27	$1.81	$3.41	$4.81
Diluted earnings per share	$1.26	$1.81	$3.41	$4.79

Weighted-average basic shares outstanding	1,481	1,511	1,480	1,556
Weighted-average diluted shares outstanding	1,483	1,515	1,483	1,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Net earnings	$1,884	$2,747	$5,081	$7,513

Foreign currency translation adjustments, net of tax expense (benefit) of $(16) for the three months and $(10) for the nine months ended September 30, 2019 and $3 for the three months and $(16) for the nine months ended September 30, 2018	(256)	30	(288)	(250)
Net investment hedging activities, net of tax expense (benefit) of $45 for the three months and $53 for the nine months ended September 30, 2019 and $(9) for the three months and $22 for the nine months ended September 30, 2018	156	(32)	184	73
Pension and post-employment benefits, net of tax expense (benefit) of $7 for the three months and $19 for the nine months ended September 30, 2019 and $8 for the three months and $24 for the nine months ended September 30, 2018	33	28	78	99
Marketable security activities, net of tax expense (benefit) of $— for the three months and $— for the nine months ended September 30, 2019 and $— for the three months and $— for the nine months ended September 30, 2018	(1)	—	10	(2)
Cash flow hedging activities, net of tax expense (benefit) of $18 for the three months and $9 for the nine months ended September 30, 2019 and $1 for the three months and $18 for the nine months ended September 30, 2018	31	54	(32)	248
Other comprehensive income (loss)	(37)	80	(48)	168
Comprehensive income	$1,847	$2,827	$5,033	$7,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and equivalents	$10,648	$7,289
Short-term investments	—	772
Accounts receivable, net	5,529	5,384
Inventories	1,929	1,605
Prepaid expenses and other	2,060	1,895
Total current assets	20,166	16,945

Investments	131	1,420
Property and equipment, net	2,894	2,883
Intangible assets, net	19,036	21,233
Goodwill	15,537	15,663
Other assets	1,677	1,208
Total assets	$59,441	$59,352

Liabilities and Equity
Current liabilities
Short-term borrowings	$—	$3,699
Current portion of long-term debt and finance lease obligations	5,276	1,609
Accounts payable and accrued liabilities	12,217	11,931
Total current liabilities	17,493	17,239

Long-term debt and finance lease obligations	33,126	35,002
Deferred income taxes	1,058	1,067
Other long-term liabilities	15,990	14,490

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,781,429,626 shares issued as of September 30, 2019 and 1,776,510,871 as of December 31, 2018	18	18
Common stock held in treasury, at cost, 302,647,520 shares as of September 30, 2019 and 297,686,473 as of December 31, 2018	(24,501)	(24,108)
Additional paid-in capital	15,112	14,756
Retained earnings	3,673	3,368
Accumulated other comprehensive loss	(2,528)	(2,480)
Total stockholders’ equity (deficit)	(8,226)	(8,446)

Total liabilities and equity	$59,441	$59,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at June 30, 2018	1,514	$18	$(20,845)	$14,596	$5,495	$(2,639)	$(3,375)
Net earnings	—	—	—	—	2,747	—	2,747
Other comprehensive income, net of tax	—	—	—	—	—	80	80
Dividends declared	—	—	—	—	(1,453)	—	(1,453)
Purchases of treasury stock	(10)	—	(1,009)	—	—	—	(1,009)
Stock-based compensation plans and other	—	—	5	84	—	—	89
Balance at September 30, 2018	1,504	$18	$(21,849)	$14,680	$6,789	$(2,559)	$(2,921)

Balance at June 30, 2019	1,478	$18	$(24,505)	$15,028	$3,384	$(2,491)	$(8,566)
Net earnings	—	—	—	—	1,884	—	1,884
Other comprehensive loss, net of tax	—	—	—	—	—	(37)	(37)
Dividends declared	—	—	—	—	(1,595)	—	(1,595)
Purchases of treasury stock	—	—	(3)	—	—	—	(3)
Stock-based compensation plans and other	1	—	7	84	—	—	91
Balance at September 30, 2019	1,479	$18	$(24,501)	$15,112	$3,673	$(2,528)	$(8,226)

Balance at December 31, 2017	1,592	$18	$(11,923)	$14,270	$5,459	$(2,727)	$5,097
Adoption of new accounting standards	—	—	—	—	(1,733)	—	(1,733)
Net earnings	—	—	—	—	7,513	—	7,513
Other comprehensive income, net of tax	—	—	—	—	—	168	168
Dividends declared	—	—	—	—	(4,450)	—	(4,450)
Purchases of treasury stock	(95)	—	(9,956)	—	—	—	(9,956)
Stock-based compensation plans and other	7	—	30	410	—	—	440
Balance at September 30, 2018	1,504	$18	$(21,849)	$14,680	$6,789	$(2,559)	$(2,921)

Balance at December 31, 2018	1,479	$18	$(24,108)	$14,756	$3,368	$(2,480)	$(8,446)
Net earnings	—	—	—	—	5,081	—	5,081
Other comprehensive loss, net of tax	—	—	—	—	—	(48)	(48)
Dividends declared	—	—	—	—	(4,776)	—	(4,776)
Purchases of treasury stock	(5)	—	(425)	—	—	—	(425)
Stock-based compensation plans and other	5	—	32	356	—	—	388
Balance at September 30, 2019	1,479	$18	$(24,501)	$15,112	$3,673	$(2,528)	$(8,226)

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in millions) (brackets denote cash outflows)	2019	2018
Cash flows from operating activities
Net earnings	$5,081	$7,513
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	346	349
Amortization of intangible assets	1,162	974
Change in fair value of contingent consideration liabilities	2,653	432
Stock-based compensation	351	351
Upfront costs and milestones related to collaborations	341	711
Intangible asset impairment	1,030	—
Other, net	92	423
Changes in operating assets and liabilities:
Accounts receivable	(207)	(806)
Inventories	(401)	(367)
Prepaid expenses and other assets	183	(426)
Accounts payable and other liabilities	(582)	881
Cash flows from operating activities	10,049	10,035

Cash flows from investing activities
Acquisitions and investments	(476)	(541)
Acquisitions of property and equipment	(389)	(515)
Purchases of investment securities	(579)	(1,581)
Sales and maturities of investment securities	2,655	1,914
Cash flows from investing activities	1,211	(723)

Cash flows from financing activities
Net change in commercial paper borrowings	(699)	(400)
Proceeds from issuance of other short-term borrowings	—	3,002
Repayments of other short-term borrowings	(3,000)	—
Proceeds from issuance of long-term debt	1,534	5,963
Repayments of long-term debt and finance lease obligations	(5)	(5,021)
Debt issuance costs	(248)	(34)
Dividends paid	(4,771)	(4,129)
Purchases of treasury stock	(627)	(9,956)
Proceeds from the exercise of stock options	6	66
Payments of contingent consideration liabilities	(120)	(78)
Other, net	36	16
Cash flows from financing activities	(7,894)	(10,571)
Effect of exchange rate changes on cash and equivalents	(7)	(29)
Net change in cash and equivalents	3,359	(1,288)
Cash and equivalents, beginning of period	7,289	9,303

Cash and equivalents, end of period	$10,648	$8,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

2019 Form 10-Q |	6

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
Adoption of the standard did not have a significant impact on AbbVie's condensed consolidated statements of earnings for the three and nine months ended September 30, 2019.
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

Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard changes how credit losses are measured for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, the standard requires the use of a new forward-looking "expected credit loss" model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. Additionally, the standard requires new disclosures and will be effective for AbbVie starting with the first quarter of 2020. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact to retained earnings as of the beginning of the fiscal year of adoption. AbbVie is currently assessing the impact of adopting this guidance but does not expect a material impact on its consolidated financial statements based on the company’s current portfolio of financial assets.
Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Interest expense	$480	$339	$1,225	$968
Interest income	(60)	(37)	(171)	(143)
Interest expense, net	$420	$302	$1,054	$825

Inventories

(in millions)	September 30, 2019	December 31, 2018
Finished goods	$449	$473
Work-in-process	1,120	862
Raw materials	360	270
Inventories	$1,929	$1,605

Property and Equipment

(in millions)	September 30, 2019	December 31, 2018
Property and equipment, gross	$8,492	$8,396
Accumulated depreciation	(5,598)	(5,513)
Property and equipment, net	$2,894	$2,883

Depreciation expense was $114 million for the three months and $346 million for the nine months ended September 30, 2019 and $115 million for the three months and $349 million for the nine months ended September 30, 2018.
Note 3    Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.

2019 Form 10-Q |	8

The following table summarizes the impact of the two-class method:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Basic EPS
Net earnings	$1,884	$2,747	$5,081	$7,513
Earnings allocated to participating securities	10	12	27	34
Earnings available to common shareholders	$1,874	$2,735	$5,054	$7,479
Weighted-average basic shares outstanding	1,481	1,511	1,480	1,556
Basic earnings per share	$1.27	$1.81	$3.41	$4.81

Diluted EPS
Net earnings	$1,884	$2,747	$5,081	$7,513
Earnings allocated to participating securities	10	12	27	34
Earnings available to common shareholders	$1,874	$2,735	$5,054	$7,479
Weighted-average shares of common stock outstanding	1,481	1,511	1,480	1,556
Effect of dilutive securities	2	4	3	5
Weighted-average diluted shares outstanding	1,483	1,515	1,483	1,561
Diluted earnings per share	$1.26	$1.81	$3.41	$4.79

Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Proposed Acquisition of Allergan plc
On June 25, 2019, AbbVie announced that it entered into a definitive transaction agreement under which AbbVie will acquire Allergan plc (Allergan) in a cash and stock transaction for a transaction equity value of approximately $63 billion, based on the closing price of AbbVie’s common stock of $78.45 on June 24, 2019. Under the terms of the transaction agreement, Allergan shareholders will receive 0.8660 AbbVie shares and $120.30 in cash for each Allergan share. On October 14, 2019, Allergan shareholders approved the proposed transaction.
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
On October 25, 2019, AbbVie commenced offers to exchange any and all outstanding notes of certain series issued by Allergan for up to $15.5 billion aggregate principal amount and €3.7 billion aggregate principal amount of new notes to be issued by AbbVie and cash, subject to conditions including the closing of the pending acquisition of Allergan. Concurrently with the offers to exchange the Allergan notes for AbbVie notes, the company solicited consents to adopt certain proposed amendments to each of the indentures governing the Allergan notes to, among other things, eliminate substantially all of the restrictive covenants in such indentures.
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

2019 Form 10-Q |	9

The transaction is expected to close in early 2020, subject to customary closing conditions and regulatory approvals. In September 2019, AbbVie and Allergan each received a Request for Additional Information (Second Request) from the Federal Trade Commission (FTC) in connection with the transaction. AbbVie and Allergan are cooperating fully with the FTC.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $476 million for the nine months ended September 30, 2019 and $541 million for the nine months ended September 30, 2018. AbbVie recorded no acquired in-process research and development (IPR&D) charges for the three months ended September 30, 2019 and recorded IPR&D charges of $246 million for the nine months ended September 30, 2019. AbbVie recorded IPR&D charges of $55 million for the three months and $124 million for the nine months ended September 30, 2018.

Calico Life Sciences LLC
In June 2018, AbbVie and Calico Life Sciences LLC (Calico) entered into an extension of a collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. Under the terms of the agreement, AbbVie and Calico will each contribute an additional $500 million to the collaboration and the term was extended for an additional three years. Calico will be responsible for research and early development until 2022 and will advance collaboration projects through Phase 2a through 2027. Following completion of Phase 2a, AbbVie will have the option to exclusively license collaboration compounds. AbbVie will support Calico in its early research and development efforts and, upon exercise, would be responsible for late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both parties post option exercise. AbbVie recorded $500 million in other expense in the condensed consolidated statement of earnings related to its commitments under the agreement during the nine months ended September 30, 2018.
Reata Pharmaceuticals, Inc.
In October 2019, AbbVie and Reata Pharmaceuticals, Inc. (Reata) entered into an amended and restated license agreement. Under the terms of the agreement, Reata reacquired exclusive development, manufacturing and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie for territories outside of the United States with respect to bardoxolone methyl and worldwide with respect to omaveloxolone and other next-generation Nrf2 activators. As consideration for the rights reacquired by Reata, AbbVie will receive a total of $330 million in cash payable in three installments through 2021 which will be recognized in other income in future periods. In addition, AbbVie will receive low single-digit, tiered royalties from worldwide sales of omaveloxolone and certain next-generation Nrf2 activators.
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

2019 Form 10-Q |	10

Outside the United States, Janssen is responsible for and has exclusive rights to commercialize IMBRUVICA. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of products. AbbVie's share of profits is included in AbbVie's net revenues. Other costs incurred under the collaboration are reported in their respective expense line items, net of Janssen's share.

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
United States - Janssen's share of profits (included in cost of products sold)	$489	$377	$1,297	$978
International - AbbVie's share of profits (included in net revenues)	215	160	621	455
Global - AbbVie's share of other costs (included in respective line items)	81	81	230	232

AbbVie’s receivable from Janssen, included in accounts receivable, net, was $235 million at September 30, 2019 and $177 million at December 31, 2018. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $467 million at September 30, 2019 and $376 million at December 31, 2018.
Note 6    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2018	$15,663
Foreign currency translation adjustments	(126)
Balance as of September 30, 2019	$15,537

The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of September 30, 2019, there were no accumulated goodwill impairment losses.
Intangible Assets, Net

The following table summarizes intangible assets:

	September 30, 2019			December 31, 2018
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$19,600	$(6,208)	$13,392	$15,872	$(5,614)	$10,258
License agreements	7,798	(2,154)	5,644	7,865	(1,810)	6,055
Total definite-lived intangible assets	27,398	(8,362)	19,036	23,737	(7,424)	16,313
Indefinite-lived research and development	—	—	—	4,920	—	4,920
Total intangible assets, net	$27,398	$(8,362)	$19,036	$28,657	$(7,424)	$21,233

Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist.
In the third quarter of 2019, following the announcement of the decision to terminate the rovalpituzumab tesirine (Rova-T) research and development program, the company recorded an impairment charge of $1.0 billion which represented the remaining value of

2019 Form 10-Q |	11

the IPR&D acquired as part of the 2016 Stemcentrx acquisition. No indefinite-lived intangible asset impairment charges were recorded for the nine months ended September 30, 2018.
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
Definite-Lived Intangible Assets
Amortization expense was $389 million for the three months and $1.2 billion for the nine months ended September 30, 2019 and $320 million for the three months and $974 million for the nine months ended September 30, 2018. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings. No definite-lived intangible asset impairment charges were recorded for the nine months ended September 30, 2019 and 2018.
Note 7    Restructuring Plans

AbbVie recorded restructuring charges of $22 million for the three months and $208 million for the nine months ended September 30, 2019 and $22 million for the three months and $45 million for the nine months ended September 30, 2018. Restructuring charges for the nine months ended September 30, 2019 primarily related to severance costs.

The following table summarizes the cash activity in the restructuring reserve for the nine months ended September 30, 2019:

(in millions)
Accrued balance as of December 31, 2018	$99
Restructuring charges	194
Payments and other adjustments	(133)
Accrued balance as of September 30, 2019	$160

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

2019 Form 10-Q |	12

The following table summarizes the amounts and location of operating and finance leases on the condensed consolidated balance sheet:

(in millions)	Balance sheet caption	September 30, 2019
Assets
Operating	Other assets	$357
Finance	Property and equipment, net	24
Total lease assets		$381
Liabilities
Operating
Current	Accounts payable and accrued liabilities	$107
Noncurrent	Other long-term liabilities	268
Finance
Current	Current portion of long-term debt and finance lease obligations	7
Noncurrent	Long-term debt and finance lease obligations	21
Total lease liabilities		$403

The following table summarizes the lease costs recognized in the condensed consolidated statements of earnings:

	Three months ended September 30,	Nine months ended September 30,
(in millions)	2019	2019
Operating lease cost	$30	$94
Short-term lease cost	9	24
Variable lease cost	17	46
Total lease cost	$56	$164

Sublease income and finance lease costs were insignificant for the three and nine months ended September 30, 2019.
The following table presents the weighted-average remaining lease term and weighted-average discount rate for operating and finance leases:

September 30, 2019
Weighted-average remaining lease term (in years)
Operating	6
Finance	3
Weighted-average discount rate
Operating	4.0%
Finance	4.0%

The following table presents supplementary cash flow information regarding the company's leases:

Nine months ended September 30,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$94
Right-of-use assets obtained in exchange for new operating lease liabilities	16

Finance lease cash flows were insignificant for the nine months ended September 30, 2019.

2019 Form 10-Q |	13

The following table summarizes the future maturities of AbbVie's operating and finance lease liabilities as of September 30, 2019:

(in millions)	Operating leases	Finance leases	Total (a)(b)
2019	$32	$6	$38
2020	116	10	126
2021	99	9	108
2022	56	3	59
2023	35	1	36
Thereafter	80	—	80
Total lease payments	418	29	447
Less: Interest	43	1	44
Present value of lease liabilities	$375	$28	$403

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
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $0.2 billion at September 30, 2019 and $1.4 billion at December 31, 2018, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of September 30, 2019 will be reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
In the third quarter of 2019, the company entered into treasury rate lock agreements to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of long-term debt in connection with the proposed acquisition of Allergan. The treasury rate lock agreements were designated as cash flow hedges and are recorded at fair value. Realized and unrealized gains or losses are included in AOCI and are expected to be reclassified to interest expense, net over the lives of the anticipated long-term debt issuances. These agreements had notional amounts totaling $10.0 billion at September 30, 2019.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $6.2 billion at September 30, 2019 and $8.6 billion at December 31, 2018.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had €3.6 billion aggregate principal amount of senior Euro notes designated as net investment hedges at September 30, 2019 and December 31, 2018. In the third quarter of 2019, the company issued €1.4 billion aggregate principal amount of senior Euro notes and designated the principal amounts of this foreign denominated debt as net investment hedges. Concurrently, the company elected to de-designate hedge accounting for €1.4 billion aggregate principal amount of existing senior Euro notes. In addition, in the second quarter of 2019, the company entered into foreign currency forward exchange contracts with notional amounts totaling €971 million, £204 million and CHF62 million and designated the instruments as net investment hedges. The company uses the spot method of assessing hedge effectiveness for

2019 Form 10-Q |	14

derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.

AbbVie is a party to interest rate hedge contracts designated as fair value hedges with notional amounts totaling $10.8 billion at September 30, 2019 and December 31, 2018. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	September 30, 2019	December 31, 2018	Balance sheet caption	September 30, 2019	December 31, 2018
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$4	$113	Accounts payable and accrued liabilities	$—	$—
Designated as net investment hedges	Prepaid expenses and other	69	—	Accounts payable and accrued liabilities	—	—
Not designated as hedges	Prepaid expenses and other	13	19	Accounts payable and accrued liabilities	37	26
Treasury rate lock agreements designated as cash flow hedges	Prepaid expenses and other	123	—	Accounts payable and accrued liabilities	35	—
Interest rate swaps designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	8	—
Interest rate swaps designated as fair value hedges	Other assets	44	—	Other long-term liabilities	59	466
Total derivatives		$253	$132		$139	$492

While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Foreign currency forward exchange contracts
Designated as cash flow hedges	$3	$1	$8	$122
Designated as net investment hedges	59	—	69	—
Treasury rate lock agreements designated as cash flow hedges	88	—	88	—

Assuming market rates remain constant through contract maturities, the company expects to reclass pre-tax gains of $50 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $3 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.

Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax gains of $152 million for the three months and $187 million for the nine months ended September 30, 2019 and recognized a pre-tax loss of $41 million for the three months and a pre-tax gain of $95 million for the nine months ended September 30, 2018.

2019 Form 10-Q |	15

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 11 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Statement of earnings caption	2019	2018	2019	2018
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$42	$(54)	$119	$(144)
Designated as net investment hedges	Interest expense, net	10	—	19	—
Not designated as hedges	Net foreign exchange loss	(55)	22	(95)	91
Interest rate swaps designated as fair value hedges	Interest expense, net	78	(63)	443	(306)
Debt designated as hedged item in fair value hedges	Interest expense, net	(78)	63	(443)	306

Fair Value Measures

The fair value hierarchy consists of the following three levels:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2019:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$10,648	$1,288	$9,360	$—
Debt securities	2	—	2	—
Equity securities	62	62	—	—
Interest rate hedges	44	—	44	—
Foreign currency contracts	86	—	86	—
Treasury rate lock agreements	123	—	123	—
Total assets	$10,965	$1,350	$9,615	$—
Liabilities
Interest rate hedges	$67	$—	$67	$—
Foreign currency contracts	37	—	37	—
Treasury rate lock agreements	35	—	35	—
Contingent consideration	6,957	—	—	6,957
Total liabilities	$7,096	$—	$139	$6,957

2019 Form 10-Q |	16

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

The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were determined based on prices obtained from commercial pricing services. Equity securities consist of investments for which the fair values were determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company were valued using observable market inputs including published interest rate curves and both forward and spot prices for foreign currencies. The fair value measurements of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At September 30, 2019, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $270 million. Additionally, at September 30, 2019, a five percentage point increase/decrease in the assumed probability of success across all potential indications still in development would have increased/decreased the value of the contingent consideration liabilities by approximately $140 million.
There have been no transfers of assets or liabilities between the fair value measurement levels. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Nine months ended September 30,
(in millions)	2019	2018
Beginning balance	$4,483	$4,534
Change in fair value recognized in net earnings	2,653	432
Payments	(179)	(100)
Ending balance	$6,957	$4,866

The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings. During the second quarter of 2019, the company recorded a $2.3 billion increase in the SKYRIZI contingent consideration liability due to higher probabilities of success, higher estimated future sales and declining interest rates. The higher probabilities of success resulted from the April 2019 regulatory approvals of SKYRIZI for the treatment of moderate to severe plaque psoriasis. During the third quarter of 2019, the company recorded a $91 million decrease in the Stemcentrx contingent consideration liability due to the termination of the Rova-T research and development program.

2019 Form 10-Q |	17

Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of September 30, 2019 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	$5,284	$5,293	$5,286	$7	$—
Long-term debt and finance lease obligations, excluding fair value hedges	33,141	34,964	34,943	21	—
Total liabilities	$38,425	$40,257	$40,229	$28	$—

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

AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $67 million as of September 30, 2019 and $84 million as of December 31, 2018. No significant cumulative upward or downward adjustments have been recorded for these investments as of September 30, 2019.
Available-for-sale Securities
Substantially all of the company’s investments in debt securities were classified as available-for-sale with changes in fair value recognized in other comprehensive income. There were no debt securities classified as short-term as of September 30, 2019 and there were $204 million as of December 31, 2018. Estimated fair values of available-for-sale debt securities were generally determined based on prices obtained from commercial pricing services. In the third quarter of 2019, the company sold substantially all of its investments in debt securities.
The following table summarizes available-for-sale securities by type as of December 31, 2018:

	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Asset backed securities	$423	$—	$(2)	$421
Corporate debt securities	1,042	1	(9)	1,034
Other debt securities	81	—	—	81
Total	$1,546	$1	$(11)	$1,536

AbbVie had no other-than-temporary impairments as of September 30, 2019. Net realized gains and losses were insignificant for both the three and nine months ended September 30, 2019 and 2018.

2019 Form 10-Q |	18

Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 68% as of September 30, 2019 and 63% as of December 31, 2018, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.
HUMIRA (adalimumab) is AbbVie’s single largest product and accounted for approximately 58% of AbbVie’s total net revenues for the nine months ended September 30, 2019 and 61% for the nine months ended September 30, 2018.
Debt and Credit Facilities
In September 2019, the company issued €1.4 billion aggregate principal amount of unsecured senior Euro notes, consisting of €750 million aggregate principal amount of 0.75% senior notes due 2027 and €650 million aggregate principal amount of 1.25% senior notes due 2031. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium and may redeem the senior notes at par between one and three months prior to maturity. In connection with the offering, debt issuance costs incurred totaled $9 million and debt discounts totaled $5 million and are being amortized over the respective terms of the notes to interest expense, net in the condensed consolidated statements of earnings. In October 2019, the company used the proceeds to redeem €1.4 billion aggregate principal amount of 0.38% senior Euro notes that were due to mature in November 2019.
Short-Term Borrowings
Short-term borrowings included commercial paper borrowings of $699 million as of December 31, 2018. There were no commercial paper borrowings outstanding as of September 30, 2019. The weighted-average interest rate on commercial paper borrowings was 2.5% for the nine months ended September 30, 2019 and 1.9% for the nine months ended September 30, 2018.
In March 2019, AbbVie repaid its $3.0 billion 364-day term loan credit agreement that was scheduled to mature in June 2019.
In August 2019, AbbVie entered into an amended and restated $4.0 billion five-year revolving credit facility that matures in August 2024. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants, all of which the company was in compliance with as of September 30, 2019. No amounts were outstanding under the company's credit facilities as of September 30, 2019 and December 31, 2018.
In connection with the proposed acquisition of Allergan, on June 25, 2019, AbbVie entered into a 364-day bridge credit agreement and on July 12, 2019, AbbVie entered into a term loan credit agreement. See Note 4 for additional information.
Note 10 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$67	$70	$202	$214	$6	$7	$19	$20
Interest cost	64	57	194	171	6	6	21	18
Expected return on plan assets	(118)	(109)	(356)	(330)	—	—	—	—
Amortization of actuarial losses and prior service cost	27	38	82	114	1	—	1	1
Net periodic benefit cost	$40	$56	$122	$169	$13	$13	$41	$39

The components of net periodic benefit cost other than service cost are included in other expense, net in the condensed consolidated statements of earnings.

2019 Form 10-Q |	19

Note 11 Equity

Stock-Based Compensation

Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Cost of products sold	$4	$7	$24	$23
Research and development	31	32	136	139
Selling, general and administrative	40	36	191	189
Pre-tax compensation expense	75	75	351	351
Tax benefit	15	13	64	61
After-tax compensation expense	$60	$62	$287	$290

Stock Options

During the nine months ended September 30, 2019, primarily in connection with the company's annual grant, AbbVie granted 1.0 million stock options with a weighted-average grant-date fair value of $12.54. As of September 30, 2019, $7 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSUs and Performance Shares

During the nine months ended September 30, 2019, primarily in connection with the company's annual grant, AbbVie granted 5.5 million RSUs and performance shares with a weighted-average grant-date fair value of $78.55. As of September 30, 2019, $365 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

Cash Dividends

The following table summarizes quarterly cash dividends declared during 2019 and 2018:

2019			2018
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
11/01/19	02/14/20	$1.18	11/02/18	02/15/19	$1.07
09/06/19	11/15/19	$1.07	09/07/18	11/15/18	$0.96
06/20/19	08/15/19	$1.07	06/14/18	08/15/18	$0.96
02/21/19	05/15/19	$1.07	02/15/18	05/15/18	$0.96

2019 Form 10-Q |	20

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
AbbVie repurchased 4 million shares for $300 million during the nine months ended September 30, 2019 and 94 million shares for $9.8 billion during the nine months ended September 30, 2018. AbbVie's remaining stock repurchase authorization was approximately $4.0 billion as of September 30, 2019.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2019:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post- employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2018	$(830)	$(65)	$(1,722)	$(10)	$147	$(2,480)
Other comprehensive income (loss) before reclassifications	(288)	199	12	12	77	12
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(15)	66	(2)	(109)	(60)
Net current-period other comprehensive income (loss)	(288)	184	78	10	(32)	(48)
Balance as of September 30, 2019	$(1,118)	$119	$(1,644)	$—	$115	$(2,528)

Other comprehensive loss for the nine months ended September 30, 2019 included foreign currency translation adjustments totaling a loss of $288 million, which was principally due to the weakening of the Euro in the nine months ended September 30, 2019 on the translation of the company’s assets denominated in the Euro.

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

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
(in millions) (brackets denote gains)	2019	2018	2019	2018
Pension and post-employment benefits
Amortization of actuarial losses and other(a)	$28	$38	$83	$115
Tax benefit	(5)	(8)	(17)	(23)
Total reclassifications, net of tax	$23	$30	$66	$92
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(b)	$(42)	$54	$(119)	$144
Tax expense (benefit)	3	—	10	(6)
Total reclassifications, net of tax	$(39)	$54	$(109)	$138
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(c)	$(10)	$—	$(19)	$—
Tax expense	2	—	4	—
Total reclassifications, net of tax	$(8)	$—	$(15)	$—

(a) Amounts are included in the computation of net periodic benefit cost (see Note 10).
(b) Amounts are included in cost of products sold (see Note 9).
(c) Amounts are included in interest expense, net (see Note 9).
Note 12 Income Taxes

The effective tax rate was 6% for the three months and 5% for the nine months ended September 30, 2019 and 1% for the three and nine months ended September 30, 2018. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for the three and nine months ended September 30, 2019 over the prior year was principally due to the beneficial impact of the timing of provisions of the Act related to earnings from certain foreign subsidiaries in prior year and changes in the jurisdictional mix of earnings, including a change in fair value of contingent consideration liabilities. These increases were partially offset by the favorable resolution of various tax positions in the current year.

Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next twelve months by up to $193 million.
Note 13 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $325 million as of September 30, 2019 and $350 million as of December 31, 2018. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

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

Four lawsuits against Unimed Pharmaceuticals, LLC, Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others are consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi-District Litigation (MDL) Rules as In re: AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by direct AndroGel purchasers, generally allege Solvay's 2006 patent litigation settlement agreements and related agreements with three generic companies violate federal antitrust laws. Plaintiffs seek monetary damages and attorneys' fees.

In September 2014, the FTC filed a lawsuit, FTC v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that the 2011 patent litigation with two generic companies regarding AndroGel was sham litigation and the settlements of that litigation violated federal antitrust law. In May 2015, the court dismissed the FTC’s settlement-related claim. In June 2018, following a bench trial, the court found for the FTC on its sham litigation claim and ordered a disgorgement remedy of $448 million, plus prejudgment interest. The court denied the FTC’s request for injunctive relief. AbbVie is appealing the court’s liability and disgorgement rulings and, based on an assessment of the merits of that appeal, no liability has been accrued for this matter. The FTC is also appealing aspects of the court’s trial ruling and the dismissal of its settlement-related claim. In July 2018, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania on behalf of direct AndroGel purchasers based on the trial court’s ruling in the FTC’s case. In September 2019, two individual direct AndroGel purchasers substituted in as the plaintiffs in that lawsuit and withdrew the class allegations. That case, now pending as Rochester Drug Co-Operative, Inc., et al. v. AbbVie Inc., et al., is stayed pending the appeals in the FTC’s case.

In August 2019, direct purchasers of AndroGel filed a lawsuit, King Drug Co. of Florence, Inc., et al. v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, making allegations similar to those in In re: AndroGel Antitrust Litigation (No. II), MDL No. 2084 (above) and FTC v. AbbVie Inc. (above).

Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by Niaspan direct purchasers and one brought by Niaspan end-payers. The cases are pending in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pre-trial proceedings under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. In August 2019, the court certified a class of direct purchasers of Niaspan. In October 2016, the Orange County, California District Attorney’s Office filed a lawsuit on behalf of the State of California regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees. In May 2018, the California Court of Appeal ruled that the District Attorney’s Office may not bring monetary claims beyond the scope of Orange County, which the District Attorney’s Office is appealing.

In January and February 2019, two shareholder derivative lawsuits, Brown v. Gonzalez, et al., and Elfers v. Gonzalez, et al., were filed in the United States District Court for the Northern District of Illinois, alleging that certain AbbVie directors and officers breached their fiduciary duties in connection with HUMIRA patient and reimbursement support services and other services and items of value, as alleged in the State of California case discussed below. The lawsuits were consolidated and, on August 19, 2019, the court granted the plaintiffs’ voluntary dismissal motion.

Between March and May 2019, 12 putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois by indirect HUMIRA purchasers, alleging that AbbVie’s settlements with biosimilar manufacturers and AbbVie’s HUMIRA patent portfolio violate state and federal antitrust laws. The court consolidated these lawsuits as In re: Humira (Adalimumab) Antitrust Litigation.

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

2019 Form 10-Q |	23

class certification. In February 2019, the court granted the defendants’ summary judgment motion, which the plaintiff appealed to the United States Court of Appeals for the Seventh Circuit.

In July 2019, the New Mexico Attorney General filed a lawsuit, State of New Mexico ex rel. Balderas v. AbbVie Inc., et al., in New Mexico District Court for Santa Fe County against AbbVie and other companies alleging their marketing of AndroGel violated New Mexico’s Unfair Practices Act.

In September 2018, the Commissioner of the California Department of Insurance intervened in a qui tam lawsuit, State of California and Lazaro Suarez v. AbbVie Inc., et al., brought under the California Insurance Frauds Prevention Act, in California Superior Court for Alameda County. The Department of Insurance’s complaint alleges that, through patient and reimbursement support services and other services and items of value provided in connection with HUMIRA, AbbVie caused the submission of fraudulent commercial insurance claims for HUMIRA in violation of the California statute. The complaint seeks injunctive relief, an assessment of up to three times the amount of the claims at issue, and civil penalties. In addition, a federal securities lawsuit (Holwill v. AbbVie Inc., et al.) is pending in the United States District Court for the Northern District of Illinois) against AbbVie, its chief executive officer and former chief financial officer, alleging that reasons stated for HUMIRA sales growth in financial filings between 2013 and 2017 were misleading because they omitted the conduct alleged in the Department of Insurance’s complaint.

In November 2014, five individuals filed a putative class action lawsuit, Rubinstein, et al. v Gonzalez, et al., on behalf of purchasers and sellers of certain Shire plc (Shire) securities between June 20 and October 14, 2014, against AbbVie and its chief executive officer in the United States District Court for the Northern District of Illinois alleging that the defendants made and/or are responsible for material misstatements in violation of federal securities laws in connection with AbbVie's proposed transaction with Shire. In October 2019, the court granted final approval to the parties’ class settlement agreement.

In June 2016, a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Similar lawsuits were filed between July 2017 and October 2019 against AbbVie and in some instances its chief executive officer in the same court by additional investment funds. Plaintiffs seek compensatory and punitive damages.

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

Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Approximately 150 cases are pending in the United States District Court for the Southern District of Illinois, and approximately seven others are pending in various federal and state courts. Plaintiffs generally seek compensatory and punitive damages. Approximately ninety percent of these pending cases, plus other unfiled claims, are subject to confidential settlement agreements and are expected to be dismissed with prejudice.

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

2019 Form 10-Q |	24

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

2019 Form 10-Q |	25

Note 14 Segment Information

AbbVie operates in one business segment—pharmaceutical products. The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2019	2018	2019	2018
Immunology
HUMIRA	United States	$3,887	$3,546	$10,895	$10,070
	International	1,049	1,578	3,357	4,948
	Total	$4,936	$5,124	$14,252	$15,018
SKYRIZI	United States	$76	$—	$118	$—
	International	15	—	21	—
	Total	$91	$—	$139	$—
RINVOQ	United States	$14	$—	$14	$—
Hematologic Oncology
IMBRUVICA	United States	$1,042	$812	$2,757	$2,129
	Collaboration revenues	215	160	621	455
	Total	$1,257	$972	$3,378	$2,584
VENCLEXTA	United States	$142	$69	$364	$157
	International	79	27	177	63
	Total	$221	$96	$541	$220
HCV
MAVYRET	United States	$368	$444	$1,167	$1,206
	International	327	395	1,098	1,413
	Total	$695	$839	$2,265	$2,619
VIEKIRA	United States	$—	$—	$—	$3
	International	3	23	32	132
	Total	$3	$23	$32	$135
Other Key Products
Creon	United States	$265	$239	$749	$667
Lupron	United States	$187	$173	$546	$530
	International	43	41	122	126
	Total	$230	$214	$668	$656
Synthroid	United States	$197	$192	$582	$567
Synagis	International	$132	$97	$457	$462
Duodopa	United States	$26	$19	$72	$57
	International	91	87	271	260
	Total	$117	$106	$343	$317
Sevoflurane	United States	$18	$18	$53	$54
	International	66	68	214	251
	Total	$84	$86	$267	$305
Kaletra	United States	$7	$16	$30	$42
	International	67	72	199	210
	Total	$74	$88	$229	$252
AndroGel	United States	$53	$135	$149	$393
ORILISSA	United States	$27	$3	$58	$3
	International	—	—	1	—
	Total	$27	$3	$59	$3
All other		$83	$22	$438	$250
Total net revenues		$8,479	$8,236	$24,562	$24,448

2019 Form 10-Q |	26

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of September 30, 2019 and December 31, 2018 and the results of operations for the three and nine months ended September 30, 2019 and 2018. This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
Financial Results
The company's financial performance for the nine months ended September 30, 2019 included delivering worldwide net revenues of $24.6 billion, operating earnings of $9.0 billion, diluted earnings per share of $3.41 and cash flows from operations of $10.0 billion. Worldwide net revenues grew by 2% on a constant currency basis, primarily driven by revenue growth related to IMBRUVICA and VENCLEXTA as well as the continued strength of HUMIRA in the U.S. and newly launched immunology assets SKYRIZI and RINVOQ, offset by international HUMIRA biosimilar competition.
Diluted earnings per share was $3.41 for the nine months ended September 30, 2019 and included the following after-tax costs: (i) $2.7 billion for the change in fair value of contingent consideration liabilities; (ii) $962 million related to the amortization of intangible assets; (iii) a Stemcentrx-related impairment charge of $823 million net of the related fair value adjustment to contingent consideration liabilities; (iv) $241 million for acquired in-process research and development (IPR&D); (v) $155 million of expenses related to the proposed Allergan acquisition; (vi) $153 million of restructuring charges; and (vii) $95 million for milestone payments. These costs were partially offset by an after-tax benefit of $267 million due to the favorable resolution of various tax positions.

2019 Form 10-Q |	27

Additionally, financial results reflected continued funding to support all stages of AbbVie’s emerging pipeline assets and continued investment in AbbVie’s on-market brands.
In November 2019, the company announced that its board of directors declared an increase in the company's quarterly cash dividend from $1.07 per share to $1.18 per share beginning with the dividend payable in February 2020. This reflects an increase of approximately 10.3% over the previous quarterly rate.
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
AbbVie’s pipeline currently includes approximately 50 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology and neuroscience along with targeted investments in cystic fibrosis and women’s health. Of these programs, approximately 30 are in mid- and late-stage development.
The following sections summarize transitions of significant programs from Phase 2 development to Phase 3 development as well as developments in significant Phase 3 and registration programs. AbbVie expects multiple Phase 2 programs to transition into Phase 3 programs in the next twelve months.
Significant Programs and Developments
Immunology
RINVOQ

•
In February 2019, the U.S. Food and Drug Administration (FDA) accepted for priority review AbbVie's New Drug Application (NDA) for upadacitinib, an investigational oral JAK1-selective inhibitor, for the treatment of adult patients with moderate to severe rheumatoid arthritis (RA).

•	In February 2019, AbbVie initiated a Phase 3 clinical trial to evaluate the efficacy and safety of upadacitinib in subjects with giant cell arteritis.

•	In August 2019, the FDA approved RINVOQ (upadacitinib) for the treatment of adults with moderately to severely active RA who have had an inadequate response or intolerance to methotrexate.

•
In October 2019, AbbVie announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a positive opinion for RINVOQ for the treatment of adults with moderate to severe active RA.

•
In October 2019, AbbVie announced top-line results from its first Phase 3 clinical trial of RINVOQ in adult patients with active psoriatic arthritis. Results from the SELECT-PsA 2 study, which evaluated RINVOQ versus placebo in patients who did not adequately respond to treatment with one or more biologic DMARDs, showed that both doses of RINVOQ (15 mg and 30 mg) met the primary endpoint of ACR20 response at week 12. Key secondary endpoints were also achieved and included HAQ-DI, PASI75, minimal disease activity, ACR50 and ACR70. The safety profile was consistent with that of previous studies across indications, with no new safety signals detected.

SKYRIZI

•
In March 2019, AbbVie initiated two Phase 3 clinical trials to evaluate the efficacy and safety of risankizumab, an investigational interleukin-23 (IL-23) inhibitor, in subjects with psoriatic arthritis.

•	In April 2019, the FDA approved SKYRIZI (risankizumab) for the treatment of moderate to severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy.

•	In April 2019, the European Commission granted marketing authorization for SKYRIZI for the treatment of moderate to severe plaque psoriasis in adult patients who are candidates for systemic therapy.

2019 Form 10-Q |	28

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

VENCLEXTA

•
In March 2019, AbbVie announced that the FDA placed a partial clinical hold on all clinical trials evaluating VENCLEXTA for the investigational treatment of multiple myeloma (MM). The partial clinical hold followed a review of data from the ongoing Phase 3 BELLINI trial, a study in relapsed/refractory MM, in which a higher proportion of deaths was observed in the VENCLEXTA arm compared to the control arm of the trial. In June 2019, AbbVie announced that the FDA lifted the partial clinical hold placed on the Phase 3 CANOVA trial, evaluating VENCLEXTA for the investigational treatment of relapsed/refractory MM positive for the translocation (11;14) abnormality, based upon agreement on revisions to the CANOVA study protocol, including new risk mitigation measures, protocol-specified guidelines and updated futility criteria. This action does not impact any of the approved indications for VENCLEXTA, such as CLL or acute myeloid leukemia (AML).

•
In May 2019, the FDA approved VENCLEXTA, in combination with obinutuzumab, for adult patients with previously untreated CLL/SLL. The approval was based on data from the Phase 3 CLL14 trial, evaluating the efficacy and safety of VENCLEXTA plus obinutuzumab versus obinutuzumab plus chlorambucil in previously untreated patients with CLL, which demonstrated that VENCLEXTA plus obinutuzumab prolonged progression-free survival and achieved higher rates of complete response and minimal residual disease-negativity compared to commonly used standard of care obinutuzumab plus chlorambucil.

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

Rova-T

•
In August 2019, AbbVie announced the decision to terminate the MERU trial, a Phase 3 study evaluating rovalpituzumab tesirine (Rova-T) as a first-line maintenance therapy for advanced small-cell lung cancer (SCLC). An Independent Data Monitoring Committee recommended terminating the study after results demonstrated no survival benefit at a pre-planned interim analysis for patients receiving Rova-T as compared with placebo. With the closing of the MERU trial, AbbVie announced the termination of the Rova-T research and development program.

2019 Form 10-Q |	29

Virology/Liver Disease

•
In August 2019, the European Commission granted marketing authorization for MAVIRET (glecaprevir/pibrentasvir) to shorten the once-daily treatment duration from 12 to 8 weeks in treatment-naïve, compensated cirrhotic, chronic hepatitis C (HCV) patients with genotype (GT)1, 2, 4, 5 and 6 infection. An analysis from the same clinical trial evaluating MAVIRET as an 8-week, once-daily treatment option for treatment-naïve, compensated cirrhotic, GT3 HCV patients is ongoing.

•
In September 2019, the FDA approved MAVYRET (glecaprevir/pibrentasvir) to shorten the once-daily treatment duration from 12 to 8 weeks in treatment-naïve, compensated cirrhotic, chronic HCV patients across all genotypes (GT1-6).

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

2019 Form 10-Q |	30

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

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2019	2018			2019	2018
United States	$6,244	$5,597	11.6%	11.6%	$17,478	$15,836	10.4%	10.4%
International	2,235	2,639	(15.3)%	(13.7)%	7,084	8,612	(17.7)%	(14.1)%
Net revenues	$8,479	$8,236	3.0%	3.5%	$24,562	$24,448	0.5%	1.8%

2019 Form 10-Q |	31

The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2019	2018			2019	2018
Immunology
HUMIRA	United States	$3,887	$3,546	9.6%	9.6%	$10,895	$10,070	8.2%	8.2%
	International	1,049	1,578	(33.5)%	(31.8)%	3,357	4,948	(32.1)%	(28.5)%
	Total	$4,936	$5,124	(3.7)%	(3.2)%	$14,252	$15,018	(5.1)%	(3.9)%
SKYRIZI	United States	$76	$—	n/m	n/m	$118	$—	n/m	n/m
	International	15	—	n/m	n/m	21	—	n/m	n/m
	Total	$91	$—	n/m	n/m	$139	$—	n/m	n/m
RINVOQ	United States	$14	$—	n/m	n/m	$14	$—	n/m	n/m
Hematologic Oncology
IMBRUVICA	United States	$1,042	$812	28.3%	28.3%	$2,757	$2,129	29.5%	29.5%
	Collaboration revenues	215	160	34.5%	34.5%	621	455	36.5%	36.5%
	Total	$1,257	$972	29.3%	29.3%	$3,378	$2,584	30.7%	30.7%
VENCLEXTA	United States	$142	$69	>100.0%	>100.0%	$364	$157	>100.0%	>100.0%
	International	79	27	>100.0%	>100.0%	177	63	>100.0%	>100.0%
	Total	$221	$96	>100.0%	>100.0%	$541	$220	>100.0%	>100.0%
HCV
MAVYRET	United States	$368	$444	(17.0)%	(17.0)%	$1,167	$1,206	(3.2)%	(3.2)%
	International	327	395	(17.2)%	(16.4)%	1,098	1,413	(22.3)%	(19.3)%
	Total	$695	$839	(17.1)%	(16.7)%	$2,265	$2,619	(13.5)%	(11.9)%
VIEKIRA	United States	$—	$—	n/m	n/m	$—	$3	(100.0)%	(100.0)%
	International	3	23	(88.1)%	(88.6)%	32	132	(75.4)%	(72.5)%
	Total	$3	$23	(88.0)%	(88.5)%	$32	$135	(76.6)%	(73.7)%
Other Key Products
Creon	United States	$265	$239	11.2%	11.2%	$749	$667	12.4%	12.4%
Lupron	United States	$187	$173	8.6%	8.6%	$546	$530	3.1%	3.1%
	International	43	41	3.7%	6.2%	122	126	(3.3)%	2.7%
	Total	$230	$214	7.7%	8.2%	$668	$656	1.9%	3.1%
Synthroid	United States	$197	$192	2.3%	2.3%	$582	$567	2.6%	2.6%
Synagis	International	$132	$97	36.2%	35.4%	$457	$462	(1.0)%	2.2%
Duodopa	United States	$26	$19	36.4%	36.4%	$72	$57	25.5%	25.5%
	International	91	87	5.8%	9.6%	271	260	4.5%	10.7%
	Total	$117	$106	11.3%	14.4%	$343	$317	8.3%	13.4%
Sevoflurane	United States	$18	$18	(2.5)%	(2.5)%	$53	$54	(2.2)%	(2.2)%
	International	66	68	(3.1)%	(0.5)%	214	251	(14.8)%	(9.8)%
	Total	$84	$86	(3.0)%	(0.9)%	$267	$305	(12.5)%	(8.4)%
Kaletra	United States	$7	$16	(48.7)%	(48.7)%	$30	$42	(27.7)%	(27.7)%
	International	67	72	(7.2)%	(6.1)%	199	210	(5.1)%	(1.0)%
	Total	$74	$88	(14.8)%	(13.9)%	$229	$252	(8.9)%	(5.5)%
AndroGel	United States	$53	$135	(61.1)%	(61.1)%	$149	$393	(62.2)%	(62.2)%
ORILISSA	United States	$27	$3	>100.0%	>100.0%	$58	$3	>100.0%	>100.0%
	International	—	—	n/m	n/m	1	—	n/m	n/m
	Total	$27	$3	>100.0%	>100.0%	$59	$3	>100%	>100%
All other		$83	$22	>100.0%	>100.0%	$438	$250	74.5%	81.3%
Total net revenues		$8,479	$8,236	3.0%	3.5%	$24,562	$24,448	0.5%	1.8%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global HUMIRA sales decreased 3% for the three months and 4% for the nine months ended September 30, 2019 primarily as a result of direct biosimilar competition in certain international markets, partially offset by market growth across therapeutic categories. In the United States, HUMIRA sales increased 10% for the three months and 8% for the nine months ended September

2019 Form 10-Q |	32

30, 2019 driven by market growth across all indications. Internationally, HUMIRA sales decreased 32% for the three months and 29% for the nine months ended September 30, 2019 primarily driven by direct biosimilar competition in certain international markets following the expiration of the European Union composition of matter patent for adalimumab in October 2018. Biosimilar competition for HUMIRA is not expected in the United States until 2023. AbbVie continues to pursue strategies intended to further differentiate HUMIRA from competing products and add to the sustainability of HUMIRA.

Net revenues for SKYRIZI were $91 million for the three months and $139 million for the nine months ended September 30, 2019 following the April 2019 regulatory approvals for the treatment of moderate to severe plaque psoriasis.

Net revenues for RINVOQ were $14 million for the three and nine months ended September 30, 2019 following the August 2019 FDA approval for the treatment of moderate to severe rheumatoid arthritis.

Net revenues for IMBRUVICA represent product sales in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of IMBRUVICA profit. AbbVie's global IMBRUVICA revenues increased 29% for the three months and 31% for the nine months ended September 30, 2019 as a result of continued penetration of IMBRUVICA for patients with CLL as well as favorable pricing.

Net revenues for VENCLEXTA increased by more than 100% for the three and nine months ended September 30, 2019 primarily due to market share gains following additional regulatory approvals of VENCLEXTA for the treatment of patients with relapsed/refractory CLL and first-line AML in 2018 and first-line CLL in 2019.

Global MAVYRET sales decreased by 17% for the three months and 12% for the nine months ended September 30, 2019 primarily driven by lower patient volumes in certain international markets and competitive dynamics in the U.S.

Net revenues for Creon increased 11% for the three months and 12% for the nine months ended September 30, 2019 primarily driven by continued market growth. Creon maintains market leadership in the pancreatic enzyme market.

Net revenues for Duodopa increased 14% for the three months and 13% for the nine months ended September 30, 2019 primarily driven by increased market penetration.
Gross Margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2019	2018	% change	2019	2018	% change
Gross margin	$6,559	$6,401	2%	$19,129	$18,752	2%
as a % of net revenues	77%	78%		78%	77%
Gross margin as a percentage of net revenues decreased for the three months and increased for the nine months ended September 30, 2019 compared to the prior year. Gross margin percentage for the three months ended September 30, 2019 was unfavorably impacted by higher intangible asset amortization and the IMBRUVICA profit sharing arrangement offset by the expiration of HUMIRA royalties. Gross margin percentage for the nine months ended September 30, 2019 was favorably impacted by the expiration of HUMIRA royalties offset by higher intangible asset amortization and the IMBRUVICA profit sharing arrangement.
Selling, General and Administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2019	2018	% change	2019	2018	% change
Selling, general and administrative	$1,657	$1,919	(14)%	$4,991	$5,470	(9)%
as a % of net revenues	20%	23%		20%	22%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues decreased for the three and nine months ended September 30, 2019 compared to the prior year. SG&A expense for the three and nine months ended September 30, 2019 was favorably impacted by litigation reserve charges that decreased by $221 million for the three months and $319 million for the nine months ended September 30, 2019, lower charitable contributions to certain U.S. not-for-profit organizations and international

2019 Form 10-Q |	33

HUMIRA expense reductions. This favorability was partially offset by new product launch expenses and transaction costs associated with the proposed Allergan acquisition of $26 million for the three months and $50 million for the nine months ended September 30, 2019. In addition, for the nine months ended September 30, 2019, SG&A expense was unfavorably impacted by restructuring charges.
Research and Development and Acquired In-Process Research and Development

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2019	2018	% change	2019	2018	% change
Research and development	$2,285	$1,268	80%	$4,865	$3,834	27%
as a % of net revenues	27%	15%		20%	16%
Acquired in-process research and development	$—	$55	(100)%	$246	$124	99%
Research and development (R&D) expenses as a percentage of net revenues increased for the three and nine months ended September 30, 2019 compared to the prior year principally due to a $1.0 billion intangible asset impairment charge which represented the remaining value of the IPR&D acquired as part of the 2016 Stemcentrx acquisition following the decision to terminate the Rova-T R&D program. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding the impairment charge. The remaining R&D expenses included continued funding to support all stages of the company's emerging pipeline assets.

Acquired IPR&D expenses reflect upfront payments related to various collaborations. There were no individually significant transactions during both the three and nine months ended September 30, 2019 and 2018.
Other Operating Expenses
There were no other operating expenses for the three and nine months ended September 30, 2019. Other operating expenses for the nine months ended September 30, 2018 included a $500 million charge related to the extension of the previously announced collaboration with Calico Life Sciences LLC (Calico) to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer.
Other Non-Operating Expenses

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Interest expense	$480	$339	$1,225	$968
Interest income	(60)	(37)	(171)	(143)
Interest expense, net	$420	$302	$1,054	$825

Net foreign exchange loss	$19	$2	$31	$18
Other expense, net	177	94	2,590	411
Interest expense, net increased for the three and nine months ended September 30, 2019 compared to the prior year primarily due to financing related fees incurred in connection with the proposed Allergan acquisition, which totaled $132 million for the three months and $139 million for the nine months ended September 30, 2019, as well as the unfavorable impact of higher interest rates on the company's debt obligations.

Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $180 million for the three months and $2.7 billion for the nine months ended September 30, 2019 compared to charges of $95 million for the three months and $432 million for the nine months ended September 30, 2018. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three and nine months ended September 30, 2019, the change in fair value represented higher probabilities of success, higher estimated future sales and declining interest rates. The higher probabilities of success resulted from the April 2019 regulatory

2019 Form 10-Q |	34

approvals of SKYRIZI for the treatment of moderate to severe plaque psoriasis. These changes were partially offset by a $91 million decrease in the Stemcentrx contingent consideration liability due to the termination of the Rova-T R&D program during the third quarter of 2019. For the three months ended September 30, 2018, the change in fair value represented the passage of time. For the nine months ended September 30, 2018, the change in fair value represented higher estimated future sales and the passage of time partially offset by the effect of rising interest rates.
Income Tax Expense
The effective tax rate was 6% for the three months and 5% for the nine months ended September 30, 2019 and 1% for the three and nine months ended September 30, 2018. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for the three and nine months ended September 30, 2019 over the prior year was principally due to the beneficial impact of the timing of provisions of the Tax Cuts and Jobs Act (the Act) related to earnings from certain foreign subsidiaries in prior year and changes in the jurisdictional mix of earnings, including a change in fair value of contingent consideration liabilities. These increases were partially offset by the favorable resolution of various tax positions in the current year.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
(in millions)	2019	2018
Cash flows provided by (used in):
Operating activities	$10,049	$10,035
Investing activities	1,211	(723)
Financing activities	(7,894)	(10,571)
Operating cash flows for the nine months ended September 30, 2019 were flat compared to the prior year due to improved results of operations resulting from an increase in operating earnings and lower defined benefit plan contributions, offset by higher payments for income taxes. AbbVie’s contributions to its defined benefit plans were $310 million for the nine months ended September 30, 2019 and $848 million for the nine months ended September 30, 2018.

Investing cash flows for the nine months ended September 30, 2019 included net sales and maturities of investment securities totaling $2.1 billion resulting from the sale of substantially all of the company's investments in debt securities, payments made for acquisitions and investments of $476 million and capital expenditures of $389 million. Investing cash flows for the nine months ended September 30, 2018 included payments made for acquisitions and investments of $541 million, capital expenditures of $515 million and net sales and maturities of investment securities totaling $333 million.

Financing cash flows for the nine months ended September 30, 2019 included the repayment of AbbVie's $3.0 billion 364-day term loan credit agreement that was scheduled to mature in June 2019. In September 2019, the company issued €1.4 billion aggregate principal amount of unsecured senior Euro notes. In October 2019, the company used the proceeds to redeem €1.4 billion aggregate principal amount of 0.38% senior Euro notes that were due to mature in November 2019.

The company made cash dividend payments of $4.8 billion for the nine months ended September 30, 2019 and $4.1 billion for the nine months ended September 30, 2018. The increase in cash dividend payments was driven by an increase in the quarterly dividend rate. On September 6, 2019, the board of directors declared a quarterly cash dividend of $1.07 per share for stockholders of record at the close of business on October 15, 2019, payable on November 15, 2019. In November 2019, the company announced that its board of directors declared an increase in the company's quarterly cash dividend from $1.07 per share to $1.18 per share beginning with the dividend payable in February 2020 to stockholders of record as of January 15, 2020. This reflects an increase of approximately 10.3% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.

2019 Form 10-Q |	35

The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 4 million shares for $300 million during the nine months ended September 30, 2019 and 94 million shares for $9.8 billion during the nine months ended September 30, 2018. AbbVie cash-settled $201 million of its December 2018 open-market purchases in January 2019.
During the nine months ended September 30, 2019, AbbVie made contingent consideration milestone and royalty payments totaling $179 million following the commercial launch of SKYRIZI in certain geographies. $120 million of these payments were included in financing cash flows and $59 million of the payments were included in operating cash flows.
During the nine months ended September 30, 2019 and 2018, the company issued and redeemed commercial paper. The balance of commercial paper outstanding was $699 million as of December 31, 2018. There were no commercial paper borrowings outstanding as of September 30, 2019. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
During the nine months ended September 30, 2019, AbbVie paid debt issuance costs of $248 million, primarily related to financing fees associated with the proposed Allergan acquisition.
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
In August 2019, AbbVie entered into an amended and restated $4.0 billion five-year revolving credit facility that matures in August 2024. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At September 30, 2019, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of September 30, 2019 and December 31, 2018.
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

2019 Form 10-Q |	36

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

2019 Form 10-Q |	37

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended September 30, 2019.

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

2019 Form 10-Q |	38

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
Consummation of the acquisition of Allergan by AbbVie is conditioned on, among other things, obtaining necessary governmental and regulatory approvals. If any of the conditions to the acquisition is not satisfied, it could delay or prevent the proposed acquisition from occurring, which could negatively impact AbbVie’s share price and future business and financial results. Further, as a condition to their approval of the acquisition, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of AbbVie’s business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the acquisition or may reduce the anticipated benefits of the transaction. AbbVie will incur increased indebtedness to fund the cash consideration for the acquisition and such indebtedness could adversely affect AbbVie's business, financial condition, or results of operations. In addition, changes in laws and regulations, including Irish legislation implementing a tax increase payable upon completion of the proposed acquisition, could adversely impact AbbVie's post-acquisition financial results. Following the proposed acquisition, AbbVie may not realize the proposed acquisition’s intended benefits within the expected timeframe or at all.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 – July 31, 2019	1,281	(1)	$71.19	(1)	—	$3,950,021,071
August 1, 2019 – August 31, 2019	1,290	(1)	$65.06	(1)	—	$3,950,021,071
September 1, 2019 – September 30, 2019	1,245	(1)	$67.27	(1)	—	$3,950,021,071
Total	3,816	(1)	$67.84	(1)	—	$3,950,021,071

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 1,281 in July; 1,290 in August; and 1,245 in September.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2019 Form 10-Q |	39

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

1.1
*Underwriting Agreement, dated September 17, 2019, among AbbVie Inc. and Morgan Stanley & Co. International plc, HSBC Bank plc and Merrill Lynch International (acting for themselves and as representatives of the several underwriters named therein) (incorporated by reference to Exhibit 1.1 of AbbVie’s Current Report on Form 8-K filed on September 23, 2019).

4.2
*Supplemental Indenture No. 6, dated September 26, 2019, among AbbVie Inc., U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.2 of AbbVie’s Current Report on Form 8-K filed on September 26, 2019).

4.3
*Agency Agreement, dated September 26, 2019, among AbbVie Inc., U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.3 of AbbVie’s Current Report on Form 8-K filed on September 26, 2019).

10.1
*Amended and Restated Revolving Credit Agreement, dated as of August 27, 2019, among AbbVie, the lenders and other parties party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of AbbVie’s Current Report on Form 8-K filed on August 30, 2019).

10.2	AbbVie Non-Employee Directors' Fee Plan, as amended and restated.**

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 6, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

_______________________________________________________________________________
*  Incorporated herein by reference. Commission file number 001-35565.
** Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2019 Form 10-Q |	40

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Robert A. Michael
Robert A. Michael
Executive Vice President,
Chief Financial Officer

Date: November 6, 2019

2019 Form 10-Q |	41