Form 10-K
period 2019-12-31
AbbVie Inc.
filed 2020-02-21
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to

Commission file number 001-35565
AbbVie Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0375147
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
1 North Waukegan Road
North Chicago, Illinois 60064-6400
(847) 932-7900
(Address, including zip code, and telephone number of principal executive offices)
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
Yes ☐       No ☒
The aggregate market value of the 1,462,630,048 shares of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of AbbVie Inc.'s most recently completed second fiscal quarter (June 30, 2019), was $106,362,457,090. AbbVie has no non-voting common equity.
Number of common shares outstanding as of January 31, 2020: 1,479,156,683
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2020 AbbVie Inc. Proxy Statement are incorporated by reference into Part III. The Definitive Proxy Statement will be filed on or about March 19, 2020.

ABBVIE INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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
In June 2019, AbbVie announced that it entered into a definitive transaction agreement under which AbbVie will acquire Allergan plc (Allergan). Allergan is a global pharmaceutical leader focused on developing, manufacturing and commercializing branded pharmaceutical, device, biologic, surgical and regenerative medicine products for patients around the world. Allergan markets a portfolio of brands and products primarily focused on key therapeutic areas including aesthetics, eye care, neuroscience, gastroenterology and women's health. See Note 5 to the Consolidated Financial Statements for additional information regarding the proposed acquisition.
AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100% of the outstanding common stock of AbbVie to Abbott's shareholders.
Segments
AbbVie operates in one business segment—pharmaceutical products. See Note 16 to the Consolidated Financial Statements and the sales information related to HUMIRA, IMBRUVICA and MAVYRET included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Products
AbbVie's portfolio of products includes a broad line of therapies that address some of the world's most complex and serious diseases.
Immunology products. AbbVie maintains an extensive immunology portfolio across rheumatology, dermatology and gastroenterology. AbbVie's immunology products address unmet needs for patients with autoimmune diseases. These products are:
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

2019 Form 10-K | 1

HUMIRA is also approved in Japan for the treatment of intestinal Behçet's disease.
HUMIRA is sold in numerous other markets worldwide, including Japan, China, Brazil and Australia, and accounted for approximately 58% of AbbVie's total net revenues in 2019.
SKYRIZI.    SKYRIZI (risankizumab) is an interleukin-23 (IL-23) inhibitor that selectively blocks IL-23 by binding to its p19 subunit. It is a biologic therapy administered as a quarterly subcutaneous injection following an induction dose. SKYRIZI is approved in the United States, Canada and the European Union and is indicated for the treatment of moderate to severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. In Japan, SKYRIZI is approved for the treatment of plaque psoriasis, generalized pustular psoriasis, erythrodermic psoriasis and psoriatic arthritis in adult patients who have an inadequate response to conventional therapies.
RINVOQ. RINVOQ (upadacitinib) is a once-daily oral selective and reversible JAK inhibitor and is approved in the United States, Canada and the European Union. RINVOQ is indicated for the treatment of moderate to severe active rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to one or more disease-modifying anti-rheumatic drugs (DMARDs). RINVOQ may be used as monotherapy or in combination with methotrexate.
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
VENCLEXTA/VENCLYXTO. VENCLEXTA (venetoclax) is a BCL-2 inhibitor used to treat hematological malignancies. VENCLEXTA is approved by the FDA for adults with CLL or SLL. In addition, VENCLEXTA is approved in combination with azacitidine, or decitabine, or low-dose cytarabine to treat adults with newly-diagnosed acute myeloid leukemia (AML) who are 75 years of age or older or have other medical conditions that prevent the use of standard chemotherapy. VENCLYXTO is approved in Europe for CLL in combination with rituximab in patients who have received at least one previous treatment.

Virology Products. AbbVie's virology products address unmet needs for patients living with HCV and HIV.
HCV products.    AbbVie's HCV products are:
MAVYRET/MAVIRET. MAVYRET (glecaprevir/pibrentasvir) is approved in the United States and European Union (MAVIRET) for the treatment of patients with chronic HCV genotype 1-6 infection without cirrhosis and with compensated cirrhosis (Child-Pugh A). It is also indicated for the treatment of adult patients with HCV genotype 1 infection, who previously have been treated with a regimen containing an HCV NS5A inhibitor or an NS3/4A protease inhibitor, but not both. It is an 8-week, pan-genotypic treatment for patients without cirrhosis and following the EXPEDITION-8 study, also in patients with compensated cirrhosis who are new to treatment. MAVIRET is now also indicated for the treatment of HCV genotypes 1-6 in children between 12-18 years.
VIEKIRA PAK AND TECHNIVIE. VIEKIRA PAK (ombitasvir, paritaprevir and ritonavir tablets; dasabuvir tablets) is an all-oral, short-course, interferon-free therapy, with or without ribavirin, for the treatment of adult patients with genotype 1 chronic HCV, including those with compensated cirrhosis. In Europe, VIEKIRA PAK is marketed as VIEKIRAX + EXVIERA and is approved for use in patients with genotype 1 and genotype 4 HCV. AbbVie's TECHNIVIE (ombitasvir, paritaprevir and

2 | 2019 Form 10-K

ritonavir) is FDA-approved for use in combination with ribavirin for the treatment of adults with genotype 4 HCV infection in the United States. The use of VIEKIRA in the United States, Europe and Japan is currently limited given the significant use of pangenotypic regimens, including MAVIRET.
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
Other products.    AbbVie's other products include:
ORILISSA. ORILISSA (elagolix) is the first and only orally-administered, nonpeptide small molecule gonadotropin-releasing hormone (GnRH) antagonist specifically developed for women with moderate to severe endometriosis pain. The FDA approved ORILISSA under priority review. It represents the first FDA-approved oral treatment for the management of moderate to severe pain associated with endometriosis in over a decade. ORILISSA inhibits endogenous GnRH signaling by binding competitively to GnRH receptors in the pituitary gland. Administration results in dose-dependent suppression of luteinizing hormone and follicle-stimulating hormone, leading to decreased blood concentrations of ovarian sex hormones, estradiol and progesterone. Outside the United States, ORILISSA is also launched in Canada and Puerto Rico.
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

2019 Form 10-K | 3

In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. In 2019, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's sales in the United States. No individual wholesaler accounted for greater than 42% of AbbVie's 2019 gross revenues in the United States. Outside the United States, AbbVie sells products primarily to customers or through distributors, depending on the market served. These wholesalers purchase product from AbbVie under standard terms and conditions of sale.
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
HUMIRA is now facing direct biosimilar competition in Europe and other countries, and AbbVie will continue to face competitive pressure from these biologics and from orally administered products.
In the United States, the FDA regulates biologics under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and implementing regulations. The enactment of federal health care reform legislation in March 2010 provided a pathway for approval of biosimilars under the Public Health Service Act, but the approval process for, and science behind, biosimilars is complex. Approval by the FDA is dependent upon many factors, including a showing that the biosimilar is "highly similar" to the original product and has no clinically meaningful differences from the original product in terms of safety, purity and potency. The types of data that could ordinarily be required in an application to show similarity may include analytical data, bioequivalence studies and studies to demonstrate chemical similarity, animal studies (including toxicity studies) and clinical studies.
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

4 | 2019 Form 10-K

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
Applicable laws and regulations dictate the scope of any exclusivity to which a product or particular characteristics of a product is entitled upon approval in any particular country. In certain instances, regulatory exclusivity may offer protection where patent protection is no longer available or for a period of time in excess of patent protection. It is not possible to estimate for each product in development the total period and scope of exclusivity to which it may become entitled until regulatory approval is obtained. However, given the length of time required to complete clinical development of a pharmaceutical product, the periods of exclusivity that might be achieved in any individual case would not be expected to exceed a minimum of three years and a maximum of 14 years. These estimates do not consider other factors, such as the difficulty of recreating the manufacturing process for a particular product or other proprietary knowledge that may delay the introduction of a generic or other follow-on product after the expiration of applicable patent and other regulatory exclusivity periods.
Biologics may be entitled to exclusivity under the Biologics Price Competition and Innovation Act, which was passed on March 23, 2010 as Title VII to the Patient Protection and Affordable Care Act. The law provides a pathway for approval of biosimilars following the expiration of 12 years of regulatory exclusivity for the innovator biologic and a potential additional 180 day-extension term for conducting pediatric studies. Biologics are also eligible for orphan drug exclusivity, as discussed above. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity, and enforceability. The European Union has also created a pathway for approval of biosimilars and has published guidelines for approval of certain biosimilar products. The more complex nature of biologics and biosimilar products has led to close regulatory scrutiny over follow-on biosimilar products, which can reduce the effect of biosimilars on sales of the innovator biologic as compared to the sales erosion caused by generic versions of small molecule pharmaceutical products.
AbbVie owns or has licensed rights to a substantial number of patents and patent applications. AbbVie licenses or owns a patent portfolio of thousands of patent families, each of which includes United States patent applications and/or issued patents and may also contain the non-United States counterparts to these patents and applications.
These patents and applications, including various patents that expire during the period 2020 to the late 2030s, in aggregate are believed to be of material importance in the operation of AbbVie’s business. However, AbbVie believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark HUMIRA), are material in relation to the company’s business as a whole. The United States composition of matter (that is, compound) patent covering adalimumab expired in December 2016, and the equivalent European Union patent expired in October 2018 in the majority of European Union countries. In the United States, non-composition of matter patents covering adalimumab expire no earlier than 2022. AbbVie has entered into settlement and license agreements with several adalimumab biosimilar manufactures. Under the agreements, the license in the United States will begin in 2023 and the license in Europe began in 2018.
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

2019 Form 10-K | 5

discovered by competitors. To the extent that AbbVie’s employees, consultants, advisors, contractors, and collaborators use intellectual property owned by others in their work for the company, disputes may arise as to the rights in related or resulting know-how and inventions.
Licensing, Acquisitions and Other Arrangements
In addition to its independent efforts to develop and market products, AbbVie enters into arrangements such as acquisitions, option-to-acquire agreements, licensing arrangements, option-to-license arrangements, strategic alliances, co-promotion arrangements, co-development and co-marketing agreements, and joint ventures. The acquisitions and option-to-acquire agreements typically include, among other terms and conditions, non-refundable purchase price payments or option fees, option exercise payments, milestones or earn-outs, and other customary terms and obligations. The licensing and other arrangements typically include, among other terms and conditions, non-refundable upfront license fees, option fees and option exercise payments, milestone payments and royalty and/or profit sharing obligations. See Note 5, "Licensing, Acquisitions and Other Arrangements—Other Licensing & Acquisitions Activity," to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."
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

6 | 2019 Form 10-K

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

2019 Form 10-K | 7

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

8 | 2019 Form 10-K

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
AbbVie expects debate to continue during 2020 at all government levels worldwide over the marketing, availability, method of delivery and payment for health care products and services. AbbVie believes that future legislation and regulation in the markets it serves could affect access to health care products and services, increase rebates, reduce prices or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceuticals industry, or require additional reporting and disclosure. It is not possible to predict the extent to which AbbVie or the health care industry in general might be affected by the matters discussed above.
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
Environmental Matters
AbbVie believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. AbbVie's capital expenditures for pollution control in 2019 were approximately $29 million and operating expenditures were approximately $34 million. In 2020, capital expenditures for pollution control are estimated to be approximately $5 million and operating expenditures are estimated to be approximately $35 million.
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

2019 Form 10-K | 9

Employees
AbbVie employed approximately 30,000 persons as of January 31, 2020. Outside the United States, some of AbbVie's employees are represented by unions or works councils. AbbVie believes that it has good relations with its employees.
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
ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Form 10-K in evaluating AbbVie and AbbVie's common stock. Any of the following risks could materially and adversely affect AbbVie's results of operations, financial condition or cash flows. The risk factors generally have been separated into three groups: risks related to AbbVie's business, risks related to AbbVie's proposed acquisition of Allergan (the "Acquisition") and the combined company upon completion of the Acquisition, and risks related to AbbVie's common stock. Based on the information currently known to it, AbbVie believes that the following information identifies the most significant risk factors affecting it in each of these categories of risks. However, the risks and uncertainties AbbVie faces are not limited to those set forth in the risk factors described below and may not be in order of importance or probability of occurrence. Additional risks and uncertainties not presently known to AbbVie or that AbbVie currently believes to be immaterial may also adversely affect its business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
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
AbbVie's principal patents and trademarks are described in greater detail in Item 1, "Business—Intellectual Property Protection and Regulatory Exclusivity" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and litigation regarding these patents is described in Item 3, "Legal Proceedings." The United States composition of matter patent for HUMIRA, which is AbbVie's largest product and had worldwide net revenues of approximately $19.2 billion in 2019, expired in December 2016, and the equivalent European Union patent expired in the majority of European Union countries in October 2018.

10 | 2019 Form 10-K

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
AbbVie normally responds to challenges by vigorously defending its patents, including by filing patent infringement lawsuits. Patent litigation, administrative proceedings and other challenges to AbbVie's patents are costly and unpredictable and may deprive AbbVie of market exclusivity for a patented product. To the extent AbbVie's intellectual property is successfully challenged, circumvented or weakened, or to the extent such intellectual property does not allow AbbVie to compete effectively, AbbVie's business will suffer. To the extent that countries do not enforce AbbVie's intellectual property rights or require compulsory licensing of AbbVie's intellectual property, AbbVie's future revenues and operating earnings will be reduced.

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
HUMIRA accounted for approximately 58% of AbbVie's total net revenues in 2019. Any significant event that adversely affects HUMIRA's revenues could have a material adverse impact on AbbVie's results of operations and cash flows. These events could include loss of patent protection for HUMIRA (as described further in “—The expiration or loss of patent protection and licenses may adversely affect AbbVie’s future revenues and operating earnings” above), the commercialization of biosimilars of HUMIRA, the discovery of previously unknown side effects or impaired efficacy, increased competition from the introduction of new, more effective or less expensive treatments and discontinuation or removal from the market of HUMIRA for any reason.

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

2019 Form 10-K | 11

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

12 | 2019 Form 10-K

exclusivity period has expired. As a result, AbbVie could face more litigation and administrative proceedings with respect to the validity and/or scope of patents relating to its biologic products.

New products and technological advances by AbbVie's competitors may negatively affect AbbVie's results of operations.
AbbVie competes with other research-based pharmaceutical and biotechnology companies that discover, manufacture, market and sell proprietary pharmaceutical products and biologics. For example, HUMIRA competes with anti-TNF products and other competitive products intended to treat a number of disease states and AbbVie’s virology products compete with other available hepatitis C treatment options. These competitors may introduce new products or develop technological advances that compete with AbbVie’s products in therapeutic areas such as immunology, virology/liver disease, oncology and neuroscience. AbbVie cannot predict with certainty the timing or impact of the introduction by competitors of new products or technological advances. Such competing products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than AbbVie’s products, and this could negatively impact AbbVie’s business and results of operations.

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
Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety or efficacy issues are reported or if new scientific information becomes available (including results of post-marketing Phase 4 trials), or if governments change standards regarding safety, efficacy or labeling, AbbVie may be required to amend the conditions of use for a product. For example, AbbVie may voluntarily provide or be required to provide updated information on a product's label or narrow its approved indication, either of which could reduce the product's market acceptance. If safety or efficacy issues with an AbbVie product arise, sales of the product could be halted by AbbVie or by regulatory authorities and regulatory action could be taken

2019 Form 10-K | 13

by such regulatory authorities. Safety or efficacy issues affecting suppliers' or competitors' products also may reduce the market acceptance of AbbVie's products.
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

AbbVie is subject to product liability claims and other lawsuits that may adversely affect its business and results of operations.
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
AbbVie is also the subject of other claims, legal proceedings and investigations in the ordinary course of business, which relate to the intellectual property, commercial, securities and other matters. Adverse outcomes in such claims, legal proceedings and investigations may also adversely affect AbbVie’s business and results of operations.

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

14 | 2019 Form 10-K

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
Possible regulatory actions could result in substantial modifications to AbbVie's business practices and operations; refunds, recalls or seizures of AbbVie's products; a total or partial shutdown of production in one or more of AbbVie's or its suppliers' facilities while AbbVie or its supplier remedies the alleged violation; the inability to obtain future approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt AbbVie's business and have a material adverse effect on its business and results of operations.

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
AbbVie's business is subject to risks associated with doing business internationally, including in emerging markets. Net revenues outside of the United States made up approximately 28% of AbbVie's total net revenues in 2019. The risks associated with AbbVie's operations outside the United States include:

•	fluctuations in currency exchange rates;

•	changes in medical reimbursement policies and programs;

•	multiple legal and regulatory requirements that are subject to change and that could restrict AbbVie's ability to manufacture, market and sell its products;

•	differing local product preferences and product requirements;

•	trade protection measures and import or export licensing requirements;

•	international trade disruptions or disputes, including in connection with the ongoing trade negotiations between the United States and China;

•	difficulty in establishing, staffing and managing operations;

•	differing labor regulations;

•	potentially negative consequences from changes in or interpretations of tax laws;

2019 Form 10-K | 15

•	political and economic instability, including the United Kingdom’s exit from the European Union;

•	sovereign debt issues;

•	price and currency exchange controls, limitations on participation in local enterprises, expropriation, nationalization and other governmental action;

•	inflation, recession and fluctuations in interest rates;

•	potential deterioration in the economic position and credit quality of certain non-U.S. countries, including in Europe and Latin America; and

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
AbbVie may pursue acquisitions (such as the pending acquisition of Allergan), technology licensing arrangements, and strategic alliances, or dispose of some of its assets, as part of its business strategy. AbbVie may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If AbbVie is successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. AbbVie may not be able to integrate acquisitions successfully into its existing business and could incur or assume significant debt and unknown or contingent liabilities. AbbVie could also experience negative effects on its reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. These effects could cause a deterioration of AbbVie's credit rating and result in increased borrowing costs and interest expense.
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
In 2019, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's sales in the United States. If one of its significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with AbbVie, and AbbVie may be unable to collect all the amounts that the distributor owes it on a timely basis or at all, which could negatively impact AbbVie's business and results of operations.

16 | 2019 Form 10-K

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

Failure to attract and retain highly qualified personnel could affect AbbVie’s ability to successfully develop and commercialize products.

AbbVie’s success is largely dependent on its continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical R&D, governmental regulation and commercialization. Competition for qualified personnel in the biopharmaceutical field is intense. AbbVie cannot be sure that it will be able to attract and retain quality personnel or that the costs of doing so will not materially increase.

Other factors can have a material adverse effect on AbbVie's profitability and financial condition.
Many other factors can affect AbbVie's results of operations, cash flows and financial condition, including:

•
changes in or interpretations of laws and regulations, including changes in accounting standards, taxation requirements, product marketing application standards, data privacy laws and environmental laws;

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

2019 Form 10-K | 17

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

Risks Related to the Acquisition and the Combined Company Upon Completion of the Acquisition

The pending acquisition of Allergan may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.
Consummation of the Acquisition is conditioned on, among other things, obtaining necessary governmental and regulatory approvals. If any of the conditions to the Acquisition is not satisfied, it could delay or prevent the Acquisition from occurring, which could negatively impact AbbVie’s share price and future business and financial results. Further, as a condition to their approval of the Acquisition, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the AbbVie’s business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Acquisition or may reduce the anticipated benefits of the transaction. In addition, changes in laws and regulations, including Irish legislation implementing a tax increase payable upon completion of the Acquisition, could adversely impact AbbVie’s post-Acquisition profitability and financial results. Following the Acquisition, AbbVie may not realize the Acquisition’s intended benefits within the expected timeframe or at all.

The indebtedness of the combined company following the consummation of the Acquisition will be substantially greater than AbbVie’s indebtedness on a standalone basis and greater than the combined indebtedness of AbbVie and Allergan prior to the announcement of the acquisition. This increased level of indebtedness could adversely affect the combined company’s business flexibility and increase its borrowing costs.
AbbVie expects that the cash consideration due to Allergan’s shareholders under the transaction agreement and related fees and expenses will be approximately $41 billion. In addition to using cash on hand, AbbVie has incurred significant Acquisition-related debt financing, including unsecured term loans and senior notes. For more information, see Note 10“Debt, Credit Facilities and Commitments and Contingencies,” to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.” AbbVie also intends to assume all the existing indebtedness of Allergan and its subsidiaries. AbbVie’s substantially increased indebtedness and higher debt to equity ratio following the consummation of the Acquisition may have the effect of, among other things, reducing its flexibility to respond to changing business and economic conditions, lowering its credit ratings, increasing its borrowing costs and/or requiring it to reduce or delay investments, strategic acquisitions and capital expenditures or to seek additional capital or restructure or refinance its indebtedness.

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
In the future, a stockholder's percentage ownership in AbbVie may be diluted because of equity issuances for capital market transactions, equity awards that AbbVie will be granting to AbbVie's directors, officers and employees, acquisitions

18 | 2019 Form 10-K

(including AbbVie's pending acquisition of Allergan), or other purposes. AbbVie's employees have options to purchase shares of its common stock as a result of conversion of their Abbott stock options (in whole or in part) to AbbVie stock options. AbbVie anticipates its compensation committee will grant additional stock options or other stock-based awards to its employees. Such awards will have a dilutive effect on AbbVie's earnings per share, which could adversely affect the market price of AbbVie's common stock. From time to time, AbbVie will issue additional options or other stock-based awards to its employees under AbbVie's employee benefits plans.
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
AbbVie's amended and restated certificate of incorporation and amended and restated by-laws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by encouraging prospective acquirors to negotiate with AbbVie's board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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

2019 Form 10-K | 19

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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

AbbVie's corporate offices are located at 1 North Waukegan Road, North Chicago, Illinois 60064-6400. AbbVie's manufacturing facilities are in the following locations:

United States	Outside the United States
Abbott Park, Illinois*	Campoverde di Aprilia, Italy
Barceloneta, Puerto Rico	Cork, Ireland
North Chicago, Illinois	Ludwigshafen, Germany
Worcester, Massachusetts*	Singapore*
Wyandotte, Michigan*	Sligo, Ireland
_______________________________________________________________________________

*	Leased property.
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
ITEM 3. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 15, "Legal Proceedings and Contingencies" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

20 | 2019 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table lists AbbVie's executive officers, each of whom was first appointed as an AbbVie corporate officer in December 2012, except as otherwise indicated:

Name	Age	Position
Richard A. Gonzalez	66	Chairman of the Board and Chief Executive Officer
Michael E. Severino, M.D.*	54	Vice Chairman and President
Laura J. Schumacher	56	Vice Chairman, External Affairs and Chief Legal Officer
Carlos Alban	57	Vice Chairman, Chief Commercial Officer
Henry O. Gosebruch*	47	Executive Vice President and Chief Strategy Officer
Robert A. Michael*	49	Executive Vice President, Chief Financial Officer
Timothy J. Richmond	53	Executive Vice President, Chief Human Resources Officer
Azita Saleki-Gerhardt, Ph.D.	56	Executive Vice President, Operations
Nicholas Donoghoe, M.D.*	39	Senior Vice President, Enterprise Innovation
Thomas J. Hudson, M.D.*	58	Senior Vice President, Research & Development and Chief Scientific Officer
Jeffrey R. Stewart*	51	Senior Vice President, U.S. Commercial Operations
Brian L. Durkin*	59	Vice President, Controller
_______________________________________________________________________________

*
Dr. Severino was first appointed as a corporate officer in June 2014; Mr. Gosebruch was first appointed as a corporate officer in December 2015; Dr. Donoghoe was first appointed as a corporate officer in January 2019; Mr. Michael was first appointed as a corporate officer in December 2015; Dr. Hudson was first appointed as a corporate officer in July 2019; Mr. Stewart was first appointed as a corporate officer in December 2018; and Mr. Durkin was first appointed as a corporate officer in October 2018.

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
Ms. Schumacher is AbbVie’s Vice Chairman, External Affairs and Chief Legal Officer, responsible for global legal, health economics outcomes research, corporate responsibility, brand and communications and government affairs. Prior to her current appointment in 2018, she served as AbbVie’s Executive Vice President, External Affairs, General Counsel and Corporate Secretary. Prior to AbbVie’s separation from Abbott, Ms. Schumacher served as Executive Vice President, General Counsel from 2007 to 2012. Both at Abbott and AbbVie, Ms. Schumacher also led Business Development and Ventures and Early Stage Collaborations. Ms. Schumacher joined Abbott in 1990. She serves on the board of General Dynamics Corporation.
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
Mr. Gosebruch is AbbVie's Executive Vice President and Chief Strategy Officer. He worked for more than 20 years in the Mergers & Acquisitions Group at J.P. Morgan Securities LLC, serving as Managing Director since 2007 and as Co-Head of M&A North America during 2015. Mr. Gosebruch joined AbbVie in 2015. He serves on the board of Aptinyx Inc.

2019 Form 10-K | 21

Mr. Michael is AbbVie’s Executive Vice President, Chief Financial Officer. Mr. Michael previously served as Senior Vice President, Chief Financial Officer from October 2018 to July 2019, and as Vice President, Controller from March 2017 to October 2018. He served as AbbVie’s Vice President, Treasurer from 2015 to 2016, as Vice President, Controller, Commercial Operations from 2013 to 2015 and Vice President, Financial Planning and Analysis from 2012 to 2013. At Abbott, Mr. Michael served as Division Controller, Nutrition Supply Chain from 2010 to 2012. Mr. Michael joined Abbott in 1993.
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
Dr. Hudson is AbbVie's Senior Vice President, Research & Development and Chief Scientific Officer. He previously served as Vice President, Head of Oncology Discovery and Early Development from 2016 to 2019. Prior to joining AbbVie, Dr. Hudson served at the Ontario Institute for Cancer Research as President and Scientific Director. He also previously served as Founder and Director of the McGill University and Genome Quebec Innovation Centre and Assistant Director of the Whitehead/MIT Center for Genome Research.
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

22 | 2019 Form 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market
The principal market for AbbVie's common stock is the New York Stock Exchange (Symbol: ABBV). AbbVie's common stock is also listed on the Chicago Stock Exchange and traded on various regional and electronic exchanges.
Stockholders
There were 46,544 stockholders of record of AbbVie common stock as of January 31, 2020.
Performance Graph
The following graph compares the cumulative total returns of AbbVie, the S&P 500 Index and the NYSE Arca Pharmaceuticals Index for the period from December 31, 2014 through December 31, 2019. This graph assumes $100 was invested in AbbVie common stock and each index on December 31, 2014 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of AbbVie's filings under the Securities Act of 1933, as amended.

2019 Form 10-K | 23

Dividends
On November 1, 2019, AbbVie's board of directors declared an increase in the quarterly cash dividend from $1.07 per share to $1.18 per share, payable on February 14, 2020 to stockholders of record as of January 15, 2020. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors. Moreover, if AbbVie determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	4,293	(1)	$77.19	(1)	—	$3,950,021,071
November 1, 2019 - November 30, 2019	1,086	(1)	$80.53	(1)	—	$3,950,021,071
December 1, 2019 - December 31, 2019	1,016	(1)	$87.39	(1)	—	$3,950,021,071
Total	6,395	(1)	$79.38	(1)	—	$3,950,021,071

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 4,293 in October; 1,086 in November; and 1,016 in December.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

24 | 2019 Form 10-K

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information should be read in conjunction with the financial statements and accompanying notes included under Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

as of and for the years ended December 31 (in millions, except per share data)	2019	2018	2017	2016	2015
Statement of earnings data
Net revenues	$33,266	$32,753	$28,216	$25,638	$22,859
Net earnings	7,882	5,687	5,309	5,953	5,144
Basic earnings per share	$5.30	$3.67	$3.31	$3.65	$3.15
Diluted earnings per share	$5.28	$3.66	$3.30	$3.63	$3.13
Cash dividends declared per common share	$4.39	$3.95	$2.63	$2.35	$2.10
Weighted-average basic shares outstanding	1,481	1,541	1,596	1,622	1,625
Weighted-average diluted shares outstanding	1,484	1,546	1,603	1,631	1,637
Balance sheet data
Total assets (a)	$89,115	$59,352	$70,786	$66,099	$53,050
Long-term debt and finance lease obligations (a)(b)	66,728	36,611	36,968	36,465	31,265

(a)
In November 2019, AbbVie issued $30.0 billion aggregate principal amount of floating rate and fixed rate unsecured senior notes at maturities ranging from 18 months to 30 years. AbbVie expects to use the net proceeds to fund a portion of the aggregate cash consideration due to Allergan shareholders in connection with the proposed acquisition and to pay related fees and expenses. See Note 5 to the Consolidated Financial Statements for information regarding the proposed acquisition and Note 10 for information on the senior notes.

(b)	Includes current portion of both long-term debt and finance lease obligations.

2019 Form 10-K | 25

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of December 31, 2019 and 2018 and results of operations for each of the three years in the period ended December 31, 2019. This commentary should be read in conjunction with the consolidated financial statements and accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data."
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
On June 25, 2019, AbbVie announced that it entered into a definitive transaction agreement under which AbbVie will acquire Allergan plc (Allergan). See Note 5 to the Consolidated Financial Statements for additional information regarding the proposed acquisition.
2019 Financial Results
AbbVie's strategy has focused on delivering strong financial results, advancing and investing in its pipeline and returning value to shareholders while ensuring a strong, sustainable growth business over the long term. The company's financial performance in 2019 included delivering worldwide net revenues of $33.3 billion, operating earnings of $13.0 billion, diluted earnings per share of $5.28 and cash flows from operations of $13.3 billion. Worldwide net revenues grew by 3% on a constant currency basis, primarily driven by revenue growth related to IMBRUVICA and VENCLEXTA as well as the continued strength of HUMIRA in the U.S. and newly launched immunology assets SKYRIZI and RINVOQ, offset by international HUMIRA biosimilar competition.
Diluted earnings per share in 2019 was $5.28 and included the following after-tax costs: (i) $3.2 billion for the change in fair value of contingent consideration liabilities; (ii) $1.3 billion related to the amortization of intangible assets; (iii) a Stemcentrx-related impairment charge of $823 million net of the related fair value adjustment to contingent consideration liabilities; (iv) $364 million for acquired in-process research and development (IPR&D); and (v) $338 million of expenses related to the proposed Allergan acquisition. These costs were partially offset by the following after-tax benefits: (i) $414 million from litigation matters primarily due to the settlement of an intellectual property dispute with a third party; (ii) $400 million due to the favorable resolution of various tax positions; and (iii) $297 million from an amended and restated license agreement between AbbVie and Reata Pharmaceuticals, Inc. (Reata). Additionally, financial results reflected continued funding to support all stages of AbbVie’s emerging pipeline assets and continued investment in AbbVie’s on-market brands.
In November 2019, AbbVie's board of directors declared a quarterly cash dividend of $1.18 per share of common stock payable in February 2020. This reflects an increase of approximately 10.3% over the previous quarterly dividend of $1.07 per share of common stock.

26 | 2019 Form 10-K

2020 Strategic Objectives
AbbVie's mission is to be an innovation-driven, patient-focused specialty biopharmaceutical company capable of achieving top-tier financial performance through outstanding execution and a consistent stream of innovative new medicines. AbbVie intends to continue to advance its mission in a number of ways, including: (i) growing revenues by diversifying revenue streams, ensuring strong commercial execution of new product launches and driving late-stage pipeline assets to the market; (ii) continuing to invest and expand its pipeline in support of opportunities in immunology, oncology and neuroscience, with additional targeted investment in cystic fibrosis and women's health as well as continued investment in key on-market products; (iii) expanding operating margins; and (iv) returning cash to shareholders via a strong and growing dividend while also reducing incremental debt. In addition, AbbVie anticipates several regulatory submissions and key data readouts from key clinical trials in the next 12 months.
AbbVie expects to achieve its strategic objectives through:

•	Completion and successful integration of the proposed Allergan acquisition.

•	Hematologic oncology revenue growth from both IMBRUVICA and VENCLEXTA.

•	Immunology revenue growth driven by successful commercial launches of SKYRIZI and RINVOQ, as well as HUMIRA U.S. sales growth.

•	Effective management of HUMIRA international biosimilar erosion.

•
The favorable impact of pipeline products and indications recently approved or currently under regulatory review where approval is expected in 2020. These products are described in greater detail in the section labeled "Research and Development" included as part of this Item 7.

AbbVie remains committed to driving continued expansion of operating margins and expects to achieve this objective through continued leverage from revenue growth, productivity initiatives in supply chain and ongoing efficiency programs to optimize manufacturing, commercial infrastructure, administrative costs and general corporate expenses.
The combination of AbbVie and Allergan will create a diverse entity with leadership positions across immunology, hematologic oncology, aesthetics, neuroscience, women's health, eye care and virology. AbbVie's existing product portfolio and pipeline will be enhanced with numerous Allergan assets and Allergan's product portfolio will benefit from AbbVie's commercial strength, expertise and international infrastructure.
Research and Development
Research and innovation are the cornerstones of AbbVie's business as a global biopharmaceutical company. AbbVie's long-term success depends to a great extent on its ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie's pipeline currently includes approximately 60 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology and neuroscience along with targeted investments in cystic fibrosis and women's health. Of these programs, approximately 30 are in mid- and late-stage development.
The following sections summarize transitions of significant programs from Phase 2 development to Phase 3 development as well as developments in significant Phase 3 and registration programs. AbbVie expects multiple Phase 2 programs to transition into Phase 3 programs in the next 12 months.
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

2019 Form 10-K | 27

•	In August 2019, the FDA approved RINVOQ (upadacitinib) for the treatment of adults with moderately to severely active RA who have had an inadequate response or intolerance to methotrexate.

•
In October 2019, AbbVie announced top-line results from its first Phase 3 clinical trial of RINVOQ in adult patients with active psoriatic arthritis (PsA). Results from the SELECT-PsA 2 study, which evaluated RINVOQ versus placebo in patients who did not adequately respond to treatment with one or more biologic DMARDs, showed that both doses of RINVOQ (15 mg and 30 mg) met the primary and key secondary endpoints at week 12. The safety profile was consistent with that of previous studies across indications, with no new safety risks detected.

•
In November 2019, AbbVie announced data from the Phase 2/3 SELECT-AXIS 1 trial in which twice as many adult patients with ankylosing spondylitis treated with RINVOQ achieved the primary endpoint at week 14 versus placebo. The safety profile was consistent with that of previous studies across indications, with no new safety risks detected.

•	In November 2019, AbbVie initiated a Phase 3 clinical trial to evaluate the efficacy and safety of RINVOQ in adult patients with axial spondyloarthritis.

•
In December 2019, the European Commission (EC) granted marketing authorization for RINVOQ for the treatment of adult patients with moderate to severe active rheumatoid arthritis who have had an inadequate response or intolerance to one or more DMARDs.

•
In February 2020, AbbVie announced top-line results from its second Phase 3 clinical trial of RINVOQ in adult patients with active PsA. Results from the SELECT-PsA 1 study, which evaluated RINVOQ versus placebo in patients who did not adequately respond to treatment with one or more non-biologic DMARDs, showed that both doses of RINVOQ (15 mg and 30 mg) met the primary and key secondary endpoints. The safety profile was consistent with that of previous studies across indications, with no new safety risks detected.

SKYRIZI

•
In March 2019, AbbVie initiated two Phase 3 clinical trials to evaluate the efficacy and safety of risankizumab, an investigational interleukin-23 (IL-23) inhibitor, in subjects with psoriatic arthritis.

•	In April 2019, the FDA approved SKYRIZI (risankizumab) for the treatment of moderate to severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy.

•	In April 2019, the EC granted marketing authorization for SKYRIZI for the treatment of moderate to severe plaque psoriasis in adult patients who are candidates for systemic therapy.
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

•	In November 2019, AbbVie submitted a supplemental New Drug Application (sNDA) to the FDA for IMBRUVICA in combination with rituximab for the first-line treatment of younger patients with CLL or SLL.
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

28 | 2019 Form 10-K

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

•
In January 2020, AbbVie announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) granted a positive opinion for VENCLYXTO in combination with obinutuzumab for patients with previously untreated CLL.

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

Virology/Liver Disease

•
In August 2019, the EC granted marketing authorization for MAVIRET (glecaprevir/pibrentasvir) to shorten the once-daily treatment duration from 12 to 8 weeks in treatment-naïve, compensated cirrhotic, chronic HCV patients with genotype (GT)1, 2, 4, 5 and 6 infection.

•
In September 2019, the FDA approved MAVYRET (glecaprevir/pibrentasvir) to shorten the once-daily treatment duration from 12 to 8 weeks in treatment-naïve, compensated cirrhotic, chronic HCV patients across all genotypes (GT1-6).

•
In January 2020, AbbVie announced that the CHMP of the EMA has recommended a change to the marketing authorization for MAVIRET to shorten once-daily treatment duration from 12 to 8 weeks in treatment-naïve, compensated cirrhotic, chronic HCV patients with GT 3 infection.

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

2019 Form 10-K | 29

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

				Percent change
				At actual currency rates		At constant currency rates
years ended (dollars in millions)	2019	2018	2017	2019	2018	2019	2018
United States	$23,907	$21,524	$18,251	11.1%	17.9%	11.1%	17.9%
International	9,359	11,229	9,965	(16.7)%	12.8%	(13.6)%	10.4%
Net revenues	$33,266	$32,753	$28,216	1.6%	16.1%	2.6%	15.2%

30 | 2019 Form 10-K

The following table details AbbVie's worldwide net revenues:

					Percent change
					At actual currency rates		At constant currency rates
years ended December 31 (dollars in millions)		2019	2018	2017	2019	2018	2019	2018
Immunology
HUMIRA	United States	$14,864	$13,685	$12,361	8.6%	10.7%	8.6%	10.7%
	International	4,305	6,251	6,066	(31.1)%	3.1%	(27.8)%	0.6%
	Total	$19,169	$19,936	$18,427	(3.9)%	8.2%	(2.9)%	7.4%
SKYRIZI	United States	$311	$—	$—	n/m	n/m	n/m	n/m
	International	44	—	—	n/m	n/m	n/m	n/m
	Total	$355	$—	$—	n/m	n/m	n/m	n/m
RINVOQ	United States	$47	$—	$—	n/m	n/m	n/m	n/m
	International	—	—	—	n/m	n/m	n/m	n/m
	Total	$47	$—	$—	n/m	n/m	n/m	n/m
Hematologic Oncology
IMBRUVICA	United States	$3,830	$2,968	$2,144	29.1%	38.4%	29.1%	38.4%
	Collaboration revenues	844	622	429	35.8%	45.0%	35.8%	45.0%
	Total	$4,674	$3,590	$2,573	30.2%	39.5%	30.2%	39.5%
VENCLEXTA	United States	$521	$247	$89	>100.0%	>100.0%	>100.0%	>100.0%
	International	271	97	33	>100.0%	>100.0%	>100.0%	>100.0%
	Total	$792	$344	$122	>100.0%	>100.0%	>100.0%	>100.0%
HCV
MAVYRET	United States	$1,473	$1,614	$277	(8.8)%	>100.0%	(8.8)%	>100.0%
	International	1,420	1,824	213	(22.1)%	>100.0%	(19.6)%	>100.0%
	Total	$2,893	$3,438	$490	(15.9)%	>100.0%	(14.6)%	>100.0%
VIEKIRA	United States	$—	$3	$61	(100.0)%	(96.7)%	(100.0)%	(96.7)%
	International	36	175	723	(79.2)%	(75.6)%	(77.2)%	(74.8)%
	Total	$36	$178	$784	(79.6)%	(77.2)%	(77.6)%	(76.5)%
Other Key Products
Creon	United States	$1,041	$928	$831	12.2%	11.7%	12.2%	11.7%
Lupron	United States	$720	$726	$669	(0.8)%	8.6%	(0.8)%	8.6%
	International	167	166	160	0.8%	3.4%	6.0%	4.7%
	Total	$887	$892	$829	(0.5)%	7.6%	0.5%	7.9%
Synthroid	United States	$786	$776	$781	1.3%	(0.6)%	1.3%	(0.6)%
Synagis	International	$718	$726	$738	(1.2)%	(1.6)%	0.9%	(2.8)%
Duodopa	United States	$97	$80	$61	20.4%	31.4%	20.4%	31.4%
	International	364	350	294	4.2%	19.1%	9.8%	14.8%
	Total	$461	$430	$355	7.2%	21.2%	11.7%	17.7%
Sevoflurane	United States	$74	$74	$78	2.0%	(6.2)%	2.0%	(6.2)%
	International	274	317	332	(13.8)%	(4.4)%	(9.5)%	(4.3)%
	Total	$348	$391	$410	(10.9)%	(4.7)%	(7.4)%	(4.6)%
Kaletra	United States	$38	$55	$71	(31.0)%	(22.1)%	(31.0)%	(22.1)%
	International	245	281	352	(12.9)%	(20.2)%	(9.5)%	(20.1)%
	Total	$283	$336	$423	(15.8)%	(20.5)%	(12.9)%	(20.4)%
AndroGel	United States	$172	$469	$577	(63.3)%	(18.8)%	(63.3)%	(18.8)%
ORILISSA	United States	$91	$11	$—	>100.0%	n/m	>100.0%	n/m
	International	2	—	—	n/m	n/m	n/m	n/m
	Total	$93	$11	$—	>100.0%	n/m	>100.0%	n/m
All other		$511	$308	$876	66.1%	(64.9)%	73.0%	(73.2)%
Total net revenues		$33,266	$32,753	$28,216	1.6%	16.1%	2.6%	15.2%

n/m – Not meaningful

2019 Form 10-K | 31

The following discussion and analysis of AbbVie's net revenues by product is presented on a constant currency basis.
Global HUMIRA sales decreased 3% in 2019 and increased 7% in 2018. The sales decrease in 2019 was primarily driven by direct biosimilar competition in certain international markets, partially offset by market growth across therapeutic categories. The sales increase in 2018 was primarily driven by market growth across therapeutic categories and geographies as well as favorable pricing in certain geographies. In the United States, HUMIRA sales increased 9% in 2019 and 11% in 2018. The sales increases in 2019 and 2018 were primarily driven by market growth across all indications and favorable pricing. Internationally, HUMIRA revenues decreased 28% in 2019 and increased 1% in 2018. The sales decrease in 2019 was primarily driven by direct biosimilar competition in Europe following the expiration of the European Union composition of matter patent for adalimumab in October 2018. The sales increase in 2018 was primarily driven by market growth across indications partially offset by direct biosimilar competition. Biosimilar competition for HUMIRA is not expected in the United States until 2023. AbbVie continues to pursue strategies intended to further differentiate HUMIRA from competing products and add to the sustainability of HUMIRA.
Net revenues for SKYRIZI were $355 million in 2019 following the April 2019 regulatory approvals for the treatment of moderate to severe plaque psoriasis.
Net revenues for RINVOQ were $47 million in 2019 following the August 2019 FDA approval for the treatment of moderate to severe rheumatoid arthritis.
Net revenues for IMBRUVICA represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie's 50% share of IMBRUVICA profit. AbbVie's global IMBRUVICA revenues increased 30% in 2019 and 39% in 2018 as a result of continued penetration of IMBRUVICA for patients with CLL as well as favorable pricing.
Net revenues for VENCLEXTA increased by more than 100% in 2019 and 2018 primarily due to market share gains following additional regulatory approvals of VENCLEXTA for the treatment of patients with relapsed/refractory CLL and first-line AML in 2018 and first-line CLL in 2019.
Global MAVYRET sales decreased by 15% in 2019 primarily driven by lower patient volumes in certain international markets and competitive dynamics in the U.S. Global MAVYRET sales increased more than 100% in 2018 as a result of market share gains following the FDA and EMA approvals of MAVYRET in the second half of 2017 as well as further geographic expansion. Global VIEKIRA sales decreased by 78% in 2019 and 76% in 2018 primarily due to lower market share following the launch of MAVYRET.
Net revenues for Creon increased 12% in 2019 and 12% in 2018, primarily driven by continued market growth and favorable pricing. Creon maintains market leadership in the pancreatic enzyme market.
Net revenues for Duodopa increased 12% in 2019 and 18% in 2018, primarily driven by increased market penetration.
Gross Margin

				Percent change
years ended December 31 (dollars in millions)	2019	2018	2017	2019	2018
Gross margin	$25,827	$25,035	$21,174	3%	18%
as a percent of net revenues	78%	76%	75%
Gross margin as a percentage of net revenues in 2019 increased from 2018 primarily due to the full year effect of the expiration of HUMIRA royalties, partially offset by the IMBRUVICA profit sharing arrangement and unfavorable impact from higher intangible asset amortization.
Gross margin as a percentage of net revenues in 2018 increased from 2017 primarily due to the expiration of HUMIRA royalties and a 2017 intangible asset impairment charge of $354 million partially offset by the IMBRUVICA profit sharing arrangement.

32 | 2019 Form 10-K

Selling, General and Administrative

				Percent change
years ended December 31 (dollars in millions)	2019	2018	2017	2019	2018
Selling, general and administrative	$6,942	$7,399	$6,295	(6)%	18%
as a percent of net revenues	21%	23%	22%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues in 2019 decreased from 2018 primarily due to the favorable impacts of international HUMIRA expense reductions and lower litigation reserve charges that decreased by $326 million. This favorability was partially offset by new product launch expenses, higher restructuring charges and $103 million of transaction expenses associated with the proposed Allergan transaction. Additionally, SG&A expenses in 2018 included non-recurring philanthropic contributions of $350 million to certain U.S. not-for-profit organizations.
SG&A expenses as a percentage of net revenues in 2018 increased from 2017 primarily due to new product launch expenses and non-recurring philanthropic contributions to certain U.S. not-for-profit organizations partially offset by continued leverage from revenue growth.
Research and Development and Acquired In-Process Research and Development

				Percent change
years ended December 31 (dollars in millions)	2019	2018	2017	2019	2018
Research and development	$6,407	$10,329	$5,007	(38)%	>100%
as a percent of net revenues	19%	32%	18%
Acquired in-process research and development	$385	$424	$327	(9)%	30%
Research and Development (R&D) expenses decreased in 2019 and increased in 2018 principally due to impairment charges related to IPR&D acquired as part of the 2016 Stemcentrx acquisition. In 2019, the company recorded a $1.0 billion intangible asset impairment charge which represented the remaining value of the IPR&D acquired following the decision to terminate the Rova-T R&D program. In 2018, the company recorded a $5.1 billion intangible asset impairment charge following the decision to stop enrollment in the TAHOE trial, which lowered the probabilities of success of achieving regulatory approval across Rova-T and other early-stage assets obtained in the acquisition. See Note 7 to the Consolidated Financial Statements for additional information regarding these impairment charges.
Acquired IPR&D expenses reflect upfront payments related to various collaborations. There were no individually significant transactions or cash flows during 2019 or 2018. Acquired IPR&D expense in 2017 included a charge of $205 million as a result of entering into a global strategic collaboration with Alector, Inc. (Alector) to develop and commercialize medicines to treat Alzheimer’s disease and other neurodegenerative disorders. See Note 5 to the Consolidated Financial Statements for additional information regarding the Alector agreement.
Other Operating Expenses and Income
Other operating income in 2019 included $550 million of income from a legal settlement related to an intellectual property dispute with a third party and $330 million of income related to an amended and restated license agreement between AbbVie and Reata. See Note 5 to the Consolidated Financial Statements for additional information on the Reata agreement.
Other operating expenses in 2018 included a $500 million charge related to the extension of the previously announced Calico collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. See Note 5 to the Consolidated Financial Statements for additional information regarding the Calico agreement.

2019 Form 10-K | 33

Other Non-Operating Expenses

years ended December 31 (in millions)	2019	2018	2017
Interest expense	$1,784	$1,348	$1,150
Interest income	(275)	(204)	(146)
Interest expense, net	$1,509	$1,144	$1,004

Net foreign exchange loss	$42	$24	$348
Other expense, net	3,006	18	466
Interest expense in 2019 increased compared to 2018 primarily due to $363 million of incremental interest and debt issuance costs associated with financing the proposed acquisition of Allergan, as well as the unfavorable impact of higher interest rates on the company's debt obligations. Interest expense in 2018 increased compared to 2017 primarily due to the unfavorable impact of higher interest rates on the company's debt obligations and a higher average outstanding debt balance during 2018.
Interest income in 2019 increased compared to 2018 primarily due to a higher average cash and cash equivalents balance during 2019, partially offset by decreased investments in debt securities. Interest income in 2018 increased compared to 2017 primarily due to higher interest rates.
Net foreign exchange loss in 2017 included $316 million of historical currency translation losses that were reclassified from accumulated other comprehensive income (AOCI) related to the liquidation of certain foreign entities following the enactment of U.S. tax reform.
Other expense, net included charges related to the change in fair value of the contingent consideration liabilities of $3.1 billion in 2019, $49 million in 2018 and $626 million in 2017. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products still in development and other market-based factors. In 2019, the Boehringer Ingelheim (BI) contingent consideration liability increased due to higher probabilities of success, higher estimated future sales, declining interest rates and passage of time. The higher probabilities of success primarily resulted from the April 2019 regulatory approvals of SKYRIZI for the treatment of moderate to severe plaque psoriasis. These changes were partially offset by a $91 million decrease in the Stemcentrx contingent consideration liability due to the termination of the Rova-T R&D program during the third quarter of 2019. In 2018, the BI contingent consideration liability increased due to the passage of time and higher estimated future sales partially offset by the effect of rising interest rates. This increase in the BI contingent consideration liability was primarily offset by a $428 million decrease in the Stemcentrx contingent consideration liability recorded during the fourth quarter of 2018 due to a reduction in probabilities of success of achieving regulatory approval across Rova-T and other early-stage Stemcentrx assets. In 2017, the change in fair value represented mainly higher probabilities of success, the passage of time and declining interest rates. Other expense, net for 2017 also included realized gains on available-for-sale investment securities of $90 million.
Income Tax Expense
The effective income tax rate was 6% in 2019, negative 9% in 2018 and 31% in 2017. The effective tax rate in each period differed from the statutory tax rate principally due to the allocation of the company's taxable earnings among jurisdictions, the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for 2019 over the prior year was principally due to the timing of provisions of the Tax Cuts and Jobs Act (the Act) related to the earnings from certain foreign subsidiaries. The increase is also attributable to changes in the jurisdictional mix of earnings, including a change in fair value of contingent consideration liabilities. These increases were partially offset by the favorable resolution of various tax positions in the current year.
The effective tax rate for 2018 also included the effects of Stemcentrx intangible impairment related expenses.
The effective tax rate in 2017 included tax expense of $4.5 billion on the one-time mandatory repatriation of previously untaxed earnings of foreign subsidiaries, partially offset by a $3.6 billion net tax benefit for the remeasurement of deferred taxes related to the Act and foreign tax law changes.

34 | 2019 Form 10-K

The Act significantly changed the U.S. corporate tax system. The Act reduced the U.S. federal corporate tax rate from 35% to 21% and created a territorial tax system that included new taxes on certain foreign sourced earnings. See Note 14 to the Consolidated Financial Statements for additional information regarding the Act.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2019	2018	2017
Cash flows from:
Operating activities	$13,324	$13,427	$9,960
Investing activities	596	(1,006)	(274)
Financing activities	18,708	(14,396)	(5,512)
Operating cash flows in 2019 decreased slightly from 2018 primarily due to higher payments for income taxes offset by improved results of operations resulting from an increase in operating earnings. Operating cash flows in 2018 increased from 2017 primarily due to improved results of operations from revenue growth and a decrease in income tax payments. Operating cash flows also reflected AbbVie’s contributions to its defined benefit plans of $727 million in 2019, $873 million in 2018 and $246 million in 2017.
Investing cash flows in 2019 included net sales and maturities of investments totaling $2.1 billion resulting from the sale of substantially all of the company's investments in debt securities, payments made for other acquisitions and investments of $1.1 billion and capital expenditures of $552 million. Investing cash flows in 2018 included payments made for other acquisitions and investments of $736 million and capital expenditures of $638 million, partially offset by net sales and maturities of investment securities totaling $368 million. Investing cash flows in 2017 included capital expenditures of $529 million and payments made for other acquisitions and investments of $308 million, partially offset by net sales and maturities of investment securities totaling $563 million.
Financing cash flows in 2019 included the issuance of $30.0 billion aggregate principal amount of floating rate and fixed rate unsecured senior notes at maturities ranging from 18 months to 30 years. AbbVie expects to use the net proceeds of $29.8 billion to fund a portion of the aggregate cash consideration due to Allergan shareholders in connection with the proposed acquisition and to pay related fees and expenses. Pending the consummation of the proposed Allergan acquisition, the net proceeds from the offering are permitted to be invested temporarily in short-term investments. All of the notes are subject to special mandatory redemption at a redemption price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest if the proposed acquisition of Allergan is not completed by January 30, 2021 or the company notifies the trustee in respect of the notes that it will not pursue the consummation of the proposed Allergan acquisition.
Additionally, financing cash flows in 2019 included the issuance of €1.4 billion aggregate principal amount of unsecured senior Euro notes which the company used to redeem €1.4 billion aggregate principal amount of 0.38% senior Euro notes that were due to mature in November 2019, as well as the repayment of a $3.0 billion 364-day term loan credit agreement that was scheduled to mature in June 2019.
Financing cash flows in 2018 included proceeds from the issuance of $3.0 billion drawn under the term loan in June 2018. In September 2018, the company issued $6.0 billion aggregate principal amount of unsecured senior notes. Of the $5.9 billion net proceeds, $2.0 billion was used to repay the company's outstanding three-year term loan credit agreement in September 2018 and $1.0 billion was used to repay the aggregate principal amount of 2.00% senior notes at maturity in November 2018. Financing cash flows in 2018 also included the May 2018 repayment of $3.0 billion aggregate principal amount of the company's 1.80% senior notes at maturity.
In 2019, 2018 and 2017, the company issued and redeemed commercial paper. There were no commercial paper borrowings outstanding as of December 31, 2019 and there was $699 million outstanding as of December 31, 2018. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
Cash dividend payments totaled $6.4 billion in 2019, $5.6 billion in 2018 and $4.1 billion in 2017. The increase in cash dividend payments was primarily driven by an increase in the dividend rate. On November 1, 2019, AbbVie announced that its board of directors declared an increase in the quarterly cash dividend from $1.07 per share to $1.18 per share beginning with the dividend payable on February 14, 2020 to stockholders of record as of January 15, 2020. This reflects an increase of approximately 10.3% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's

2019 Form 10-K | 35

debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
On February 15, 2018, AbbVie's board of directors authorized a new $10.0 billion stock repurchase program, which superseded AbbVie's previous stock repurchase program. On December 13, 2018, AbbVie's board of directors authorized a $5.0 billion increase to the existing $10.0 billion stock repurchase program. The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management’s discretion. The program has no time limit and can be discontinued at any time. Under this authorization, AbbVie repurchased 4 million shares for $300 million in 2019 and 109 million shares for $10.7 billion in 2018. AbbVie cash-settled $201 million of its December 2018 open market purchases in January 2019. AbbVie's remaining stock repurchase authorization was $4.0 billion as of December 31, 2019.
Under previous stock repurchase programs, AbbVie made open market share repurchases of 11 million shares for $1.3 billion in 2018 and 13 million shares for $1.0 billion in 2017. AbbVie cash-settled $285 million of its December 2016 open market purchases in January 2017.
In 2019, AbbVie made contingent consideration milestone and royalty payments to BI totaling $234 million following the commercial launch of SKYRIZI in certain geographies. $163 million of these payments were included in financing cash flows and $71 million of the payments were included in operating cash flows. In 2018, AbbVie paid $100 million of contingent consideration to BI related to BLA and MAA acceptance milestones. $78 million of these payments were included in financing cash flows and $22 million of the payments were included in operating cash flows. In 2017, AbbVie paid $305 million of contingent consideration to BI related to a Phase 3 enrollment milestone. $268 million of this milestone was included in financing cash flows and $37 million was included in operating cash flows.
In connection with the proposed acquisition of Allergan, on June 25, 2019, AbbVie entered into a $38.0 billion 364-day bridge credit agreement and on July 12, 2019, AbbVie entered into a $6.0 billion term loan credit agreement. The company incurred a total of $242 million of debt issuance costs related to the two agreements. On October 25, 2019, AbbVie commenced offers to exchange any and all outstanding notes of certain series issued by Allergan for up to $15.5 billion aggregate principal amount and €3.7 billion aggregate principal amount of new notes to be issued by AbbVie and cash, subject to conditions including the closing of the proposed acquisition. See Note 10 to the Consolidated Financial Statements for additional information. In February 2020, the remaining commitments under the bridge credit agreement were reduced to $0 as a result of cash on hand at AbbVie. AbbVie subsequently terminated the bridge credit agreement in its entirety as permitted under its terms.
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
In August 2019, AbbVie entered into an amended and restated $4.0 billion five-year revolving credit facility that matures in August 2024. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2019, the company was in compliance with all its credit facility covenants. Commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of December 31, 2019 and 2018.
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

36 | 2019 Form 10-K

Credit Ratings
Following the announcement of the proposed acquisition of Allergan and the $30.0 billion senior notes issuance, Moody's Investor Service affirmed its Baa2 senior unsecured long-term rating and Prime-2 short-term rating with a stable outlook. S&P Global Ratings revised its ratings outlook to negative from stable and expects to lower the issuer credit rating by one notch to BBB+ from A- and the short-term rating to A-2 from A-1 when the acquisition is complete.
Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company's ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company's outstanding debt.
Contractual Obligations
The following table summarizes AbbVie's estimated contractual obligations as of December 31, 2019:

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt, including current portion	$67,233	$3,750	$14,150	$7,625	$41,708
Interest on long-term debt(a)	30,494	2,146	4,087	3,479	20,782
Non-cancelable operating and finance lease payments(f)	774	129	224	125	296
Purchase obligations and other(b)	3,532	3,295	186	45	6
Other long-term liabilities (c) (d) (e)	11,544	166	1,395	2,123	7,860
Total	$113,577	$9,486	$20,042	$13,397	$70,652

(a)
Includes estimated future interest payments on long-term debt. Interest payments on debt are calculated for future periods using forecasted interest rates in effect at the end of 2019. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2019. See Note 10 to the Consolidated Financial Statements for additional information regarding the company's debt instruments and Note 11 for additional information on the interest rate swap agreements outstanding at December 31, 2019.

(b)	Includes the company's significant unconditional purchase obligations. These commitments do not exceed the company's projected requirements and are made in the normal course of business.

(c)
Excludes liabilities associated with the company's unrecognized tax benefits as it is not possible to reliably estimate the timing of the future cash outflows related to these liabilities. See Note 14 to the Consolidated Financial Statements for additional information on these unrecognized tax benefits.

(d)
Includes $7.3 billion of contingent consideration liabilities which are recorded at fair value on the consolidated balance sheet. Potential contingent consideration payments that exceed the fair value recorded on the consolidated balance sheet are not included in the table of contractual obligations. See Note 11 to the Consolidated Financial Statements for additional information regarding these liabilities.

(e)
Includes a one-time transition tax liability on a mandatory deemed repatriation of previously untaxed earnings of foreign subsidiaries resulting from U.S. tax reform enacted in 2017. The one-time transition tax is generally payable in eight annual installments. See Note 14 to the Consolidated Financial Statements for additional information regarding these tax liabilities.

(f)
Lease payments include approximately $350 million of contractual minimum lease payments for leases executed but not yet commenced. These leases will commence in 2020 with lease terms of approximately 11 years.

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

2019 Form 10-K | 37

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
Rebate and chargeback accruals are accounted for as variable consideration and are recorded as a reduction to revenue in the period the related product is sold. Rebates and chargebacks totaled $18.8 billion in 2019, $16.4 billion in 2018 and $12.9 billion in 2017. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accrual for that rebate include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant.
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

38 | 2019 Form 10-K

The following table is an analysis of the three largest rebate accruals and chargeback allowances, which comprise approximately 94% of the total consolidated rebate and chargebacks recorded as reductions to revenues in 2019. Remaining rebate provisions charged against gross revenues are not significant in the determination of operating earnings.

(in millions)	Medicaid and Medicare Rebates	Managed Care Rebates	Wholesaler Chargebacks
Balance at December 31, 2016	$1,167	$1,167	$383
Provisions	2,909	3,990	5,026
Payments	(2,736)	(3,962)	(4,887)
Balance at December 31, 2017	1,340	1,195	522
Provisions	3,493	4,729	6,659
Payments	(3,188)	(4,485)	(6,525)
Balance at December 31, 2018	1,645	1,439	656
Provisions	4,035	5,772	7,947
Payments	(3,915)	(5,275)	(7,917)
Balance at December 31, 2019	$1,765	$1,936	$686
Cash Discounts and Product Returns
Cash discounts and product returns, which totaled $1.6 billion in 2019, $1.6 billion in 2018 and $1.3 billion in 2017, are accounted for as variable consideration and are recorded as a reduction to revenue in the same period the related product is sold. The reserve for cash discounts is readily determinable because the company's experience of payment history is fairly consistent. Product returns can be reliably estimated based on the company's historical return experience.
Pension and Other Post-Employment Benefits
AbbVie engages outside actuaries to assist in the determination of the obligations and costs under the pension and other post-employment benefit plans that are direct obligations of AbbVie. The valuation of the funded status and the net periodic benefit cost for these plans are calculated using actuarial assumptions. The significant assumptions, which are reviewed annually, include the discount rate, the expected long-term rate of return on plan assets and the health care cost trend rates, and are disclosed in Note 12 to the Consolidated Financial Statements.
The discount rate is selected based on current market rates on high-quality, fixed-income investments at December 31 each year. AbbVie employs a yield-curve approach for countries where a robust bond market exists. The yield curve is developed using high-quality bonds. The yield-curve approach reflects the plans' specific cash flows (i.e. duration) in calculating the benefit obligations by applying the corresponding individual spot rates along the yield curve. AbbVie reflects the plans' specific cash flows and applies them to the corresponding individual spot rates along the yield curve in calculating the service cost and interest cost portions of expense. For other countries, AbbVie reviews various indices such as corporate bond and government bond benchmarks to estimate the discount rate. AbbVie's assumed discount rates have a significant effect on the amounts reported for defined benefit pension and other post-employment plans as of December 31, 2019. A 50 basis point change in the assumed discount rate would have had the following effects on AbbVie's calculation of net periodic benefit costs in 2020 and projected benefit obligations as of December 31, 2019:

	50 basis point
(in millions) (brackets denote a reduction)	Increase	Decrease
Defined benefit plans
Service and interest cost	$(76)	$92
Projected benefit obligation	(723)	825
Other post-employment plans
Service and interest cost	$(11)	$14
Projected benefit obligation	(101)	117
The expected long-term rate of return is based on the asset allocation, historical performance and the current view of expected future returns. AbbVie considers these inputs with a long-term focus to avoid short-term market influences. The

2019 Form 10-K | 39

current long-term rate of return on plan assets for each plan is supported by the historical performance of the trust's actual and target asset allocation. AbbVie's assumed expected long-term rate of return has a significant effect on the amounts reported for defined benefit pension plans as of December 31, 2019 and will be used in the calculation of net periodic benefit cost in 2020. A one percentage point change in assumed expected long-term rate of return on plan assets would increase or decrease the net period benefit cost of these plans in 2020 by $71 million.
The health care cost trend rate is selected by reviewing historical trends and current views on projected future health care cost increases. The current health care cost trend rate is supported by the historical trend experience of each plan. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans as of December 31, 2019 and will be used in the calculation of net periodic benefit cost in 2020. A one percentage point change in assumed health care cost trend rates would have the following effects on AbbVie's calculation of net periodic benefit costs in 2020 and the projected benefit obligation as of December 31, 2019:

	One percentage point
(in millions) (brackets denote a reduction)	Increase	Decrease
Service and interest cost	$40	$(28)
Projected benefit obligation	244	(186)
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
Litigation
The company is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. See Note 15 to the Consolidated Financial Statements for additional information. Loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. Accordingly, AbbVie is often initially unable to develop a best estimate of loss and therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.
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

40 | 2019 Form 10-K

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
Contingent Consideration
The fair value measurements of contingent consideration liabilities are determined as of the acquisition date based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products. Contingent consideration liabilities are revalued to fair value at each subsequent reporting date until the related contingency is resolved. The potential contingent consideration payments are estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which are then discounted to present value. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At December 31, 2019, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $280 million. Additionally, at December 31, 2019, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $150 million.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for additional information on recent accounting pronouncements.

2019 Form 10-K | 41

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to risk that its earnings, cash flows and equity could be adversely impacted by changes in foreign exchange rates and interest rates. Certain derivative instruments are used when available on a cost-effective basis to hedge the company's underlying economic exposures. See Note 11 to the Consolidated Financial Statements for additional information regarding the company's financial instruments and hedging strategies.
Foreign Currency Risk
AbbVie's primary net foreign currency exposures are the Euro, Japanese yen, Canadian dollar and British pound. The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2019 and 2018:

	2019			2018
(in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$6,217	1.116	$(12)	$6,660	1.157	$68
Japanese yen	820	108.7	—	1,076	111.5	(12)
Canadian dollar	504	1.324	(6)	406	1.314	14
British pound	427	1.305	(6)	499	1.328	21
All other currencies	1,508	n/a	(10)	1,370	n/a	15
Total	$9,476		$(34)	$10,011		$106
The company estimates that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $942 million at December 31, 2019. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. However, gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders' equity volatility relating to foreign exchange. A 10% appreciation is believed to be a reasonably possible near-term change in foreign currencies.
As of December 31, 2019, the company has €3.6 billion aggregate principal amount of unsecured senior Euro notes outstanding, which are exposed to foreign currency risk. The company designated these foreign currency denominated notes as hedges of its net investments in certain foreign subsidiaries and affiliates. As a result, any foreign currency translation gains or losses related to the Euro notes will be included in accumulated other comprehensive income. See Note 10 to the Consolidated Financial Statements for additional information regarding to the senior Euro notes and Note 11 to the Consolidated Financial Statements for additional information regarding to the net investment hedging program.
Interest Rate Risk
The company estimates that an increase in interest rates of 100 basis points would adversely impact the fair value of AbbVie's interest rate swap contracts by approximately $280 million at December 31, 2019. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $5.0 billion at December 31, 2019. A 100 basis point change is believed to be a reasonably possible near-term change in interest rates.

42 | 2019 Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2019 Form 10-K | 43

AbbVie Inc. and Subsidiaries
Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2019	2018	2017
Net revenues	$33,266	$32,753	$28,216

Cost of products sold	7,439	7,718	7,042
Selling, general and administrative	6,942	7,399	6,295
Research and development	6,407	10,329	5,007
Acquired in-process research and development	385	424	327
Other operating expense (income)	(890)	500	—
Total operating costs and expenses	20,283	26,370	18,671
Operating earnings	12,983	6,383	9,545

Interest expense, net	1,509	1,144	1,004
Net foreign exchange loss	42	24	348
Other expense, net	3,006	18	466
Earnings before income tax	8,426	5,197	7,727
Income tax expense (benefit)	544	(490)	2,418
Net earnings	$7,882	$5,687	$5,309

Per share data
Basic earnings per share	$5.30	$3.67	$3.31
Diluted earnings per share	$5.28	$3.66	$3.30

Weighted-average basic shares outstanding	1,481	1,541	1,596
Weighted-average diluted shares outstanding	1,484	1,546	1,603

The accompanying notes are an integral part of these consolidated financial statements.

44 | 2019 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

years ended December 31 (in millions)	2019	2018	2017
Net earnings	$7,882	$5,687	$5,309

Foreign currency translation adjustments, net of tax expense (benefit) of $(4) in 2019, $(18) in 2018 and $34 in 2017	(98)	(391)	996
Net investment hedging activities, net of tax expense (benefit) of $22 in 2019, $40 in 2018 and $(194) in 2017	74	138	(343)
Pension and post-employment benefits, net of tax expense (benefit) of $(323) in 2019, $35 in 2018 and $(94) in 2017	(1,243)	197	(406)
Marketable security activities, net of tax expense (benefit) of $— in 2019, $— in 2018 and $(8) in 2017	10	(10)	(46)
Cash flow hedging activities, net of tax expense (benefit) of $70 in 2019, $23 in 2018 and $(26) in 2017	141	313	(342)
Other comprehensive income (loss)	(1,116)	247	(141)
Comprehensive income	$6,766	$5,934	$5,168

The accompanying notes are an integral part of these consolidated financial statements.

2019 Form 10-K | 45

AbbVie Inc. and Subsidiaries
Consolidated Balance Sheets

as of December 31 (in millions, except share data)	2019	2018
Assets
Current assets
Cash and equivalents	$39,924	$7,289
Short-term investments	—	772
Accounts receivable, net	5,428	5,384
Inventories	1,813	1,605
Prepaid expenses and other	2,354	1,895
Total current assets	49,519	16,945

Investments	93	1,420
Property and equipment, net	2,962	2,883
Intangible assets, net	18,649	21,233
Goodwill	15,604	15,663
Other assets	2,288	1,208
Total assets	$89,115	$59,352

Liabilities and Equity
Current liabilities
Short-term borrowings	$—	$3,699
Current portion of long-term debt and finance lease obligations	3,753	1,609
Accounts payable and accrued liabilities	11,832	11,931
Total current liabilities	15,585	17,239

Long-term debt and finance lease obligations	62,975	35,002
Deferred income taxes	1,130	1,067
Other long-term liabilities	17,597	14,490

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,781,582,608 shares issued as of December 31, 2019 and 1,776,510,871 as of December 31, 2018	18	18
Common stock held in treasury, at cost, 302,671,146 shares as of December 31, 2019 and 297,686,473 as of December 31, 2018	(24,504)	(24,108)
Additional paid-in capital	15,193	14,756
Retained earnings	4,717	3,368
Accumulated other comprehensive loss	(3,596)	(2,480)
Total stockholders’ equity (deficit)	(8,172)	(8,446)

Total liabilities and equity	$89,115	$59,352

   The accompanying notes are an integral part of these consolidated financial statements.

46 | 2019 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Equity

years ended December 31 (in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2016	1,593	$18	$(10,852)	$13,678	$4,378	$(2,586)	$4,636
Net earnings	—	—	—	—	5,309	—	5,309
Other comprehensive loss, net of tax	—	—	—	—	—	(141)	(141)
Dividends declared	—	—	—	—	(4,221)	—	(4,221)
Purchases of treasury stock	(15)	—	(1,125)	—	—	—	(1,125)
Stock-based compensation plans and other	14	—	54	592	(7)	—	639
Balance at December 31, 2017	1,592	18	(11,923)	14,270	5,459	(2,727)	5,097
Adoption of new accounting standards(a)	—	—	—	—	(1,733)	—	(1,733)
Net earnings	—	—	—	—	5,687	—	5,687
Other comprehensive income, net of tax	—	—	—	—	—	247	247
Dividends declared	—	—	—	—	(6,045)	—	(6,045)
Purchases of treasury stock	(121)	—	(12,215)	—	—	—	(12,215)
Stock-based compensation plans and other	8	—	30	486	—	—	516
Balance at December 31, 2018	1,479	18	(24,108)	14,756	3,368	(2,480)	(8,446)
Net earnings	—	—	—	—	7,882	—	7,882
Other comprehensive loss, net of tax	—	—	—	—	—	(1,116)	(1,116)
Dividends declared	—	—	—	—	(6,533)	—	(6,533)
Purchases of treasury stock	(5)	—	(428)	—	—	—	(428)
Stock-based compensation plans and other	5	—	32	437	—	—	469
Balance at December 31, 2019	1,479	$18	$(24,504)	$15,193	$4,717	$(3,596)	$(8,172)

(a)
Adoption of new accounting standards primarily includes the cumulative-effect adjustment of Accounting Standards Update (ASU) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.

The accompanying notes are an integral part of these consolidated financial statements.

2019 Form 10-K | 47

AbbVie Inc. and Subsidiaries
Consolidated Statements of Cash Flows

years ended December 31 (in millions) (brackets denote cash outflows)	2019	2018	2017
Cash flows from operating activities
Net earnings	$7,882	$5,687	$5,309
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	464	471	425
Amortization of intangible assets	1,553	1,294	1,076
Change in fair value of contingent consideration liabilities	3,091	49	626
Stock-based compensation	430	421	365
Upfront costs and milestones related to collaborations	490	1,061	470
Gain on divestitures	(330)	—	—
Intangible asset impairment	1,030	5,070	354
Impacts related to U.S. tax reform	—	424	1,242
Other, net	43	76	84
Changes in operating assets and liabilities:
Accounts receivable	(74)	(591)	(391)
Inventories	(231)	(226)	93
Prepaid expenses and other assets	97	(499)	(118)
Accounts payable and other liabilities	(1,121)	190	425
Cash flows from operating activities	13,324	13,427	9,960

Cash flows from investing activities
Acquisitions and investments	(1,135)	(736)	(308)
Acquisitions of property and equipment	(552)	(638)	(529)
Purchases of investment securities	(583)	(1,792)	(2,230)
Sales and maturities of investment securities	2,699	2,160	2,793
Other	167	—	—
Cash flows from investing activities	596	(1,006)	(274)

Cash flows from financing activities
Net change in commercial paper borrowings	(699)	299	23
Proceeds from issuance of other short-term borrowings	—	3,002	—
Repayments of other short-term borrowings	(3,000)	—	—
Proceeds from issuance of long-term debt	31,482	5,963	—
Repayments of long-term debt and finance lease obligations	(1,536)	(6,035)	(25)
Debt issuance costs	(424)	(40)	—
Dividends paid	(6,366)	(5,580)	(4,107)
Purchases of treasury stock	(629)	(12,014)	(1,410)
Proceeds from the exercise of stock options	8	73	254
Payments of contingent consideration liabilities	(163)	(78)	(268)
Other, net	35	14	21
Cash flows from financing activities	18,708	(14,396)	(5,512)
Effect of exchange rate changes on cash and equivalents	7	(39)	29
Net change in cash and equivalents	32,635	(2,014)	4,203
Cash and equivalents, beginning of year	7,289	9,303	5,100

Cash and equivalents, end of year	$39,924	$7,289	$9,303

Other supplemental information
Interest paid, net of portion capitalized	$1,794	$1,215	$1,099
Income taxes paid (received)	1,447	(35)	1,696
   The accompanying notes are an integral part of these consolidated financial statements.

48 | 2019 Form 10-K

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
On June 25, 2019, AbbVie announced that it entered into a definitive transaction agreement under which AbbVie will acquire Allergan plc (Allergan). See Note 5 for additional information regarding the proposed acquisition.
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

2019 Form 10-K | 49

For each type of rebate, factors used in the calculation of the accrual include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant. Sales incentives to customers are insignificant.
In addition to revenue from contracts with customers, the company also recognizes certain collaboration revenues. See Note 6 for additional information related to the collaboration with Janssen Biotech, Inc. Additionally, see Note 16 for disaggregation of revenue by product and geography.
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
Advertising
Costs associated with advertising are expensed as incurred and are included in selling, general and administrative (SG&A) expense in the consolidated statements of earnings. Advertising expenses were $1.1 billion in 2019, $1.1 billion in 2018 and $846 million in 2017.
Pension and Other Post-Employment Benefits
AbbVie records annual expenses relating to its defined benefit pension and other post-employment benefit plans based on calculations which utilize various actuarial assumptions, including discount rates, rates of return on assets, compensation increases, turnover rates and health care cost trend rates. AbbVie reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Actuarial gains and losses are deferred in accumulated other comprehensive income (AOCI), net of tax and are amortized over the remaining service attribution periods of the employees under the corridor method. Differences between the expected long-term return on plan assets and the actual annual return are amortized to net periodic benefit cost over a five-year period.
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
Investments
Investments consist primarily of time deposits, marketable debt securities, held-to-maturity debt securities and equity securities. Investments in marketable debt securities are classified as available-for-sale and are recorded at fair value with any

50 | 2019 Form 10-K

unrealized holding gains or losses, net of tax, included in AOCI on the consolidated balance sheets until realized, at which time the gains or losses are recognized in earnings. Investments in equity securities that have readily determinable fair values are recorded at fair value. Investments in equity securities that do not have readily determinable fair values are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. Held-to-maturity debt securities are recorded at cost. Gains or losses on investments are included in other expense, net in the consolidated statements of earnings.
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
Accounts Receivable
Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Accounts receivable are written off after all reasonable means to collect the full amount (including litigation, where appropriate) have been exhausted. The allowance for doubtful accounts was $46 million at December 31, 2019 and $51 million at December 31, 2018.
Inventories
Inventories are valued at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Inventories consisted of the following:

as of December 31 (in millions)	2019	2018
Finished goods	$485	$473
Work-in-process	942	862
Raw materials	386	270
Inventories	$1,813	$1,605

Property and Equipment

as of December 31 (in millions)	2019	2018
Land	$72	$73
Buildings	1,613	1,603
Equipment	6,012	6,362
Construction in progress	491	358
Property and equipment, gross	8,188	8,396
Less accumulated depreciation	(5,226)	(5,513)
Property and equipment, net	$2,962	$2,883

Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful life for buildings ranges from 10 to 50 years. Buildings include leasehold improvements which are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. The estimated useful life for equipment ranges from 2 to 25 years. Equipment includes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use and is amortized over 3 to 10 years. Depreciation expense was $464 million in 2019, $471 million in 2018 and $425 million in 2017.

2019 Form 10-K | 51

Leases
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
Business Combinations
AbbVie utilizes the acquisition method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in AbbVie's results of operations beginning on the respective acquisition dates and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liabilities are recognized in other expense, net in the consolidated statements of earnings. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.
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

52 | 2019 Form 10-K

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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU No. 2016-02
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842). The standard outlined a comprehensive lease accounting model that superseded the previous lease guidance and required lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. The guidance also changed the definition of a lease and expanded the disclosure requirements of lease arrangements. AbbVie adopted the standard in the first quarter of 2019 using the modified retrospective method. Results for reporting periods beginning after December 31, 2018 have been presented in accordance with the standard, while results for prior periods have not been adjusted and continue to be reported in accordance with AbbVie's historical accounting. The cumulative effect of initially applying the new leases standard was recognized as an adjustment to the opening consolidated balance sheet as of January 1, 2019.
The company elected a package of practical expedients for leases that commenced prior to January 1, 2019 and did not reassess historical conclusions on: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases.

2019 Form 10-K | 53

Under the new standard, on January 1, 2019, the company recognized a cumulative-effect adjustment to its consolidated balance sheet primarily related to the recognition of liabilities and corresponding right-of-use assets for operating leases. The adjustment to the consolidated balance sheet included: (i) a $405 million increase to other assets; (ii) a $115 million increase to accounts payable and accrued liabilities; and (iii) a $290 million increase to other long-term liabilities. Other cumulative-effect adjustments to the consolidated balance sheet were insignificant.
Adoption of the standard did not have a significant impact on AbbVie's consolidated statement of earnings in 2019.
ASU No. 2018-02
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allowed a reclassification from AOCI to retained earnings for stranded tax effects related to adjustments to deferred taxes resulting from the December 2017 enactment of the Tax Cuts and Jobs Act (the Act). AbbVie adopted the standard in the first quarter of 2019. Upon adoption, the company made an election to not reclassify the income tax effects of the Act from AOCI to retained earnings. Therefore, the adoption of the standard had no impact on AbbVie's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard changes how credit losses are measured for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, the standard requires the use of a new forward-looking "expected credit loss" model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. Additionally, the standard requires new disclosures and will be effective for AbbVie starting with the first quarter of 2020. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact to retained earnings as of the beginning of the fiscal year of adoption. AbbVie has completed its assessment of the new standard as of December 31, 2019 and concluded that the adoption will not have a material impact on its consolidated financial statements based on the company's current portfolio of financial assets.
ASU No. 2019-12
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard includes simplifications related to accounting for income taxes including removing certain exceptions related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for AbbVie starting with the first quarter of 2021, with early adoption permitted. AbbVie is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

54 | 2019 Form 10-K

Note 3 Supplemental Financial Information

Interest Expense, Net

years ended December 31 (in millions)	2019	2018	2017
Interest expense	$1,784	$1,348	$1,150
Interest income	(275)	(204)	(146)
Interest expense, net	$1,509	$1,144	$1,004

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2019	2018
Sales rebates	$4,484	$3,939
Dividends payable	1,771	1,607
Accounts payable	1,452	1,546
Salaries, wages and commissions	830	787
Royalty and license arrangements	324	304
Other	2,971	3,748
Accounts payable and accrued liabilities	$11,832	$11,931

Other Long-Term Liabilities

as of December 31 (in millions)	2019	2018
Contingent consideration liabilities	$7,201	$4,306
Income taxes payable	3,453	4,311
Pension and other post-employment benefits	2,949	1,840
Liabilities for unrecognized tax benefits	2,772	2,726
Other	1,222	1,307
Other long-term liabilities	$17,597	$14,490

Note 4 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.

2019 Form 10-K | 55

The following table summarizes the impact of the two-class method:

	Years ended December 31,
(in millions, except per share data)	2019	2018	2017
Basic EPS
Net earnings	$7,882	$5,687	$5,309
Earnings allocated to participating securities	40	30	26
Earnings available to common shareholders	$7,842	$5,657	$5,283
Weighted-average basic shares outstanding	1,481	1,541	1,596
Basic earnings per share	$5.30	$3.67	$3.31

Diluted EPS
Net earnings	$7,882	$5,687	$5,309
Earnings allocated to participating securities	40	30	26
Earnings available to common shareholders	$7,842	$5,657	$5,283
Weighted-average shares of common stock outstanding	1,481	1,541	1,596
Effect of dilutive securities	3	5	7
Weighted-average diluted shares outstanding	1,484	1,546	1,603
Diluted earnings per share	$5.28	$3.66	$3.30

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
Allergan is a global pharmaceutical leader focused on developing, manufacturing and commercializing branded pharmaceutical, device, biologic, surgical and regenerative medicine products for patients around the world. Allergan markets a portfolio of brands and products primarily focused on key therapeutic areas including aesthetics, eye care, neuroscience, gastroenterology and women's health.
The transaction is subject to customary closing conditions and regulatory approvals. In September 2019, AbbVie and Allergan each received a Request for Additional Information (Second Request) from the Federal Trade Commission (FTC) in connection with the transaction. AbbVie and Allergan are cooperating fully with the FTC. In January 2020, the European Commission approved the proposed acquisition of Allergan by AbbVie conditional upon the divestiture of brazikumab, Allergan's IL-23 inhibitor pipeline product. In January 2020, Allergan entered into a definitive agreement to divest brazikumab contingent upon regulatory approvals and closing of AbbVie's acquisition of Allergan.
In anticipation of the proposed acquisition, AbbVie entered into several debt and financing arrangements in 2019. See Note 10 for additional information.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $1.1 billion in 2019, $736 million in 2018 and $308 million in 2017. AbbVie recorded acquired IPR&D charges of $385 million in 2019, $424 million in 2018 and $327 million in 2017. Significant arrangements impacting 2019, 2018 and 2017, some of which require contingent milestone payments, are summarized below.

56 | 2019 Form 10-K

Reata Pharmaceuticals, Inc.
In October 2019, AbbVie and Reata Pharmaceuticals, Inc. (Reata) entered into an amended and restated license agreement. Under the terms of the agreement, Reata reacquired exclusive development, manufacturing and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie for territories outside of the United States with respect to bardoxolone methyl and worldwide with respect to omaveloxolone and other next-generation Nrf2 activators. As consideration for the rights reacquired by Reata, AbbVie will receive a total of $330 million in cash payable in three installments through 2021, which was recognized in other operating expense (income) in the fourth quarter of 2019. In addition, AbbVie will receive low single-digit, tiered royalties from worldwide sales of omaveloxolone and certain next-generation Nrf2 activators.
Calico Life Sciences LLC
In June 2018, AbbVie and Calico Life Sciences LLC (Calico) entered into an extension of a collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. Under the terms of the agreement, AbbVie and Calico will each contribute an additional $500 million to the collaboration and the term is extended for an additional three years. Calico will be responsible for research and early development until 2022 and will advance collaboration projects through Phase 2a through 2027. Following completion of Phase 2a, AbbVie will have the option to exclusively license collaboration compounds. AbbVie will support Calico in its early research and development efforts and, upon exercise, would be responsible for late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both parties post option exercise. During 2018, AbbVie recorded $500 million in other operating expense (income) in the consolidated statement of earnings related to its commitments under the agreement.
Alector, Inc.
In October 2017, AbbVie entered into a global strategic collaboration with Alector, Inc. (Alector) to develop and commercialize medicines to treat Alzheimer’s disease and other neurodegenerative disorders. AbbVie and Alector have agreed to research a portfolio of antibody targets, and AbbVie has an option to global development and commercial rights to two targets. The terms of the arrangement included an initial upfront payment of $205 million, which was expensed to IPR&D in the fourth quarter of 2017. Alector will conduct exploratory research, drug discovery and development for lead programs up to the conclusion of the proof of concept studies. If the option is exercised, AbbVie will lead development and commercialization activities and could make additional payments to Alector of up to $986 million upon achievement of certain development and regulatory milestones. Alector and AbbVie will co-fund development and commercialization and will share global profits equally.
Other Arrangements
In addition to the significant arrangements described above, AbbVie entered into several other arrangements resulting in charges to IPR&D of $385 million in 2019, $424 million in 2018 and $122 million in 2017. In connection with the other individually insignificant early-stage arrangements entered into in 2019, AbbVie could make additional payments of up to $5.8 billion upon the achievement of certain development, regulatory and commercial milestones.
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

2019 Form 10-K | 57

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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

years ended December 31 (in millions)	2019	2018	2017
United States - Janssen's share of profits (included in cost of products sold)	$1,803	$1,372	$1,001
International - AbbVie's share of profits (included in net revenues)	844	622	429
Global - AbbVie's share of other costs (included in respective line items)	321	326	288

AbbVie’s receivable from Janssen, included in accounts receivable, net, was $235 million at December 31, 2019 and $177 million at December 31, 2018. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $455 million at December 31, 2019 and $376 million at December 31, 2018.
Note 7 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2017	$15,785
Foreign currency translation	(122)
Balance as of December 31, 2018	15,663
Foreign currency translation	(59)
Balance as of December 31, 2019	$15,604

The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of December 31, 2019, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	2019			2018
as of December 31 (in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$19,547	$(6,405)	$13,142	$15,872	$(5,614)	$10,258
License agreements	7,798	(2,291)	5,507	7,865	(1,810)	6,055
Total definite-lived intangible assets	27,345	(8,696)	18,649	23,737	(7,424)	16,313
Indefinite-lived research and development	—	—	—	4,920	—	4,920
Total intangible assets, net	$27,345	$(8,696)	$18,649	$28,657	$(7,424)	$21,233

58 | 2019 Form 10-K

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
During the fourth quarter of 2018, the company made a decision to stop enrollment for the TAHOE trial, a Phase 3 study evaluating rovalpituzumab tesirine (Rova-T) as a second-line therapy for advanced small-cell lung cancer following a recommendation from an Independent Data Monitoring Committee. This decision lowered the probabilities of success of achieving regulatory approval across Rova-T and other early-stage assets and represented a triggering event which required the company to evaluate for impairment the IPR&D assets associated with the Stemcentrx acquisition. The company utilized multi-period excess earnings models of the “income approach” and determined that the fair value was $1.0 billion as of December 31, 2018, which was lower than the carrying value of $6.1 billion and resulted in an impairment charge of $5.1 billion. This impairment charge was recorded to R&D expense in the consolidated statement of earnings for the year ended December 31, 2018. In the third quarter of 2019, following the announcement of the decision to terminate the Rova-T research and development program, the company recorded an impairment charge of $1.0 billion which represented the remaining value of the IPR&D acquired as part of the 2016 Stemcentrx acquisition. This impairment charge was recorded to R&D expense in the consolidated statement of earnings for the year ended December 31, 2019.
No indefinite-lived intangible asset impairment charges were recorded in 2017.
Definite-Lived Intangible Assets
Definite-lived intangible assets are amortized over their estimated useful lives, which range between 2 to 16 years with an average of 11 years for both developed product rights and license agreements. Amortization expense was $1.6 billion in 2019, $1.3 billion in 2018 and $1.1 billion in 2017 and was included in cost of products sold in the consolidated statements of earnings. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2019 is as follows:

(in billions)	2020	2021	2022	2023	2024
Anticipated annual amortization expense	$1.8	$2.0	$2.3	$2.4	$2.5

No definite-lived intangible asset impairment charges were recorded in 2019 or 2018. In 2017, an impairment charge of $354 million was recorded related to ZINBRYTA that reduced both the gross carrying amount and net carrying amount of the underlying intangible assets due to lower expected future cash flows for the product. The impairment charge was based on discounted cash flow analyses and was included in cost of products sold in the consolidated statements of earnings.
Note 8 Restructuring Plans

AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. In 2019, 2018 and 2017, no such plans were individually significant. Restructuring charges recorded were $234 million in 2019, $70 million in 2018 and $86 million in 2017 and were primarily related to employee severance and contractual obligations. These charges were recorded in cost of products sold, R&D expense and SG&A expenses in the consolidated statements of earnings based on the classification of the affected employees or operations.

2019 Form 10-K | 59

The following table summarizes the cash activity in the restructuring reserve for 2019, 2018 and 2017:

(in millions)
Accrued balance as of December 31, 2016	$87
2017 restructuring charges	86
Payments and other adjustments	(87)
Accrued balance as of December 31, 2017	86
2018 restructuring charges	59
Payments and other adjustments	(46)
Accrued balance as of December 31, 2018	99
2019 restructuring charges	219
Payments and other adjustments	(178)
Accrued balance as of December 31, 2019	$140

Note 9 Leases

AbbVie's lease portfolio primarily consists of real estate properties, vehicles and equipment. The following table summarizes the amounts and location of operating and finance leases on the consolidated balance sheet:

(in millions)	Balance sheet caption	December 31, 2019
Assets
Operating	Other assets	$344
Finance	Property and equipment, net	23
Total lease assets		$367
Liabilities
Operating
Current	Accounts payable and accrued liabilities	$109
Noncurrent	Other long-term liabilities	251
Finance
Current	Current portion of long-term debt and finance lease obligations	7
Noncurrent	Long-term debt and finance lease obligations	20
Total lease liabilities		$387

The following table summarizes the lease costs recognized in the consolidated statement of earnings:

year ended December 31 (in millions)	2019
Operating lease cost	$124
Short-term lease cost	34
Variable lease cost	62
Total lease cost	$220

Sublease income and finance lease costs were insignificant in 2019. Lease expense prior to the adoption of ASU No. 2016-02 was $161 million in 2018 and $169 million in 2017.

60 | 2019 Form 10-K

The following table presents the weighted-average remaining lease term and weighted-average discount rate for operating and finance leases:

December 31, 2019
Weighted-average remaining lease term (years)
Operating	5
Finance	3
Weighted-average discount rate
Operating	3.9%
Finance	3.9%

The following table presents supplementary cash flow information regarding the company's leases:

year ended December 31 (in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$125
Right-of-use assets obtained in exchange for new operating lease liabilities	26

Finance lease cash flows were insignificant in 2019.
The following table summarizes the future maturities of AbbVie's operating and finance lease liabilities as of December 31, 2019:

(in millions)	Operating leases	Finance leases	Total (a)(b)
2020	$119	$10	$129
2021	104	9	113
2022	59	8	67
2023	38	1	39
2024	22	—	22
Thereafter	58	—	58
Total lease payments	400	28	428
Less: Interest	40	1	41
Present value of lease liabilities	$360	$27	$387

(a)
Total lease payments exclude approximately $350 million of contractual minimum lease payments for leases executed but not yet commenced. These leases will commence in 2020 with lease terms of approximately 11 years.

(b)	Lease payments recognized as part of lease liabilities for optional renewal periods are insignificant.
Future minimum lease payments for non-cancelable operating leases and capital leases as of December 31, 2018 prior to the adoption of ASU No. 2016-02 did not differ materially from future lease payments, inclusive of payments for leases executed but not yet commenced, under the new standard.

2019 Form 10-K | 61

Note 10 Debt, Credit Facilities and Commitments and Contingencies

The following table summarizes long-term debt:

as of December 31 (dollars in millions)	Effective interest rate in 2019(a)	2019	Effective interest rate in 2018(a)	2018
Senior notes issued in 2012
2.90% notes due 2022	2.97%	$3,100	2.97%	$3,100
4.40% notes due 2042	4.46%	2,600	4.46%	2,600
Senior notes issued in 2015
2.50% notes due 2020	2.65%	3,750	2.65%	3,750
3.20% notes due 2022	3.28%	1,000	3.28%	1,000
3.60% notes due 2025	3.66%	3,750	3.66%	3,750
4.50% notes due 2035	4.58%	2,500	4.58%	2,500
4.70% notes due 2045	4.73%	2,700	4.73%	2,700
Senior notes issued in 2016
2.30% notes due 2021	2.40%	1,800	2.40%	1,800
2.85% notes due 2023	2.91%	1,000	2.91%	1,000
3.20% notes due 2026	3.28%	2,000	3.28%	2,000
4.30% notes due 2036	4.37%	1,000	4.37%	1,000
4.45% notes due 2046	4.50%	2,000	4.50%	2,000
Senior Euro notes issued in 2016
0.375% notes due 2019 (€1,400 principal)	0.55%	—	0.55%	1,604
1.375% notes due 2024 (€1,450 principal)	1.46%	1,625	1.46%	1,661
2.125% notes due 2028 (€750 principal)	2.18%	840	2.18%	859
Senior notes issued in 2018
3.375% notes due 2021	3.51%	1,250	3.51%	1,250
3.75% notes due 2023	3.84%	1,250	3.84%	1,250
4.25% notes due 2028	4.38%	1,750	4.38%	1,750
4.875% notes due 2048	4.94%	1,750	4.94%	1,750
Senior Euro notes issued in 2019
0.75% notes due 2027 (€750 principal)	0.86%	840	—	—
1.25% notes due 2031 (€650 principal)	1.30%	728	—	—
Senior notes issued in 2019
Floating rate notes due May 2021	2.08%	750	—	—
Floating rate notes due November 2021	2.12%	750	—	—
Floating rate notes due 2022	2.29%	750	—	—
2.15% notes due 2021	2.23%	1,750	—	—
2.30% notes due 2022	2.42%	3,000	—	—
2.60% notes due 2024	2.69%	3,750	—	—
2.95% notes due 2026	3.02%	4,000	—	—
3.20% notes due 2029	3.25%	5,500	—	—
4.05% notes due 2039	4.11%	4,000	—	—
4.25% notes due 2049	4.29%	5,750	—	—
Other		27		36
Fair value hedges		(48)		(466)
Unamortized bond discounts		(161)		(120)
Unamortized deferred financing costs		(323)		(163)
Total long-term debt and finance lease obligations		66,728		36,611
Current portion		3,753		1,609
Noncurrent portion		$62,975		$35,002

(a)	Excludes the effect of any related interest rate swaps.

62 | 2019 Form 10-K

Allergan-Related Financing
In connection with the proposed acquisition of Allergan, in November 2019, the company issued $30.0 billion aggregate principal amount of unsecured senior notes, consisting of $750 million aggregate principal amount of floating rate senior notes due May 2021, $750 million aggregate principal amount of floating rate senior notes due November 2021, $750 million aggregate principal amount of floating rate senior notes due 2022, $1.75 billion aggregate principal amount of 2.15% senior notes due 2021, $3.0 billion aggregate principal amount of 2.30% senior notes due 2022, $3.75 billion aggregate principal amount of 2.60% senior notes due 2024, $4.0 billion aggregate principal amount of 2.95% senior notes due 2026, $5.5 billion aggregate principal amount of 3.20% senior notes due 2029, $4.0 billion aggregate principal amount of 4.05% senior notes due 2039 and $5.75 billion aggregate principal amount of 4.25% senior notes due 2049. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the fixed-rate senior notes prior to maturity at a redemption price equal to the greater of the principal amount or the sum of present values of the remaining scheduled payments of principal and interest on the fixed-rate senior notes to be redeemed plus a make-whole premium. With exception of the fixed-rate notes due 2021 and 2022, AbbVie may also redeem the fixed-rate senior notes at par between one and six months prior to maturity. In connection with the offering, debt issuance costs incurred totaled $173 million and debt discounts totaled $52 million, which are being amortized over the respective terms of the notes to interest expense, net in the consolidated statements of earnings. AbbVie expects to use the net proceeds to fund a portion of the aggregate cash consideration due to Allergan shareholders in connection with the proposed acquisition described in Note 5 and to pay related fees and expenses. Pending the consummation of the proposed Allergan acquisition, the net proceeds from the offering are permitted to be invested temporarily in short-term investments. All of the notes are subject to special mandatory redemption at a redemption price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest if the proposed acquisition of Allergan is not completed by January 30, 2021 or the company notifies the trustee in respect of the notes that it will not pursue the consummation of the proposed Allergan acquisition.
On June 25, 2019, AbbVie entered into a $38.0 billion 364-day bridge credit agreement. On July 12, 2019, AbbVie entered into a term loan credit agreement with an aggregate principal amount of $6.0 billion consisting of a $1.5 billion 364-day term loan tranche, a $2.5 billion three-year term loan tranche and a $2.0 billion five-year term loan tranche. In connection with the agreements, debt issuance costs incurred totaled $242 million and were recorded to interest expense, net in the consolidated statements of earnings. Upon commencement of the $6.0 billion term loan credit agreement and upon issuance of the $30.0 billion aggregate principal amount of senior notes, commitments under the bridge credit agreement were reduced to $2.0 billion. No amounts were drawn under the bridge credit agreement or term loan credit agreement at December 31, 2019. In February 2020, the remaining commitments under the bridge credit agreement were reduced to $0 as a result of cash on hand at AbbVie. AbbVie subsequently terminated the bridge credit agreement in its entirety as permitted under its terms.
On October 25, 2019, AbbVie commenced offers to exchange any and all outstanding notes of certain series issued by Allergan for up to $15.5 billion aggregate principal amount and €3.7 billion aggregate principal amount of new notes to be issued by AbbVie and cash, subject to conditions including the closing of the pending acquisition of Allergan. Concurrently with the offers to exchange the Allergan notes for AbbVie notes, the company solicited consents to adopt certain proposed amendments to each of the indentures governing the Allergan notes to, among other things, eliminate substantially all of the restrictive covenants in such indentures. In November 2019, the company announced that the requisite number of consents had been received to adopt the proposed amendments with respect to all Allergan notes and that Allergan executed a supplemental indenture with respect to each Allergan indenture implementing the amendments, which will become operative only upon settlement of the exchange offers. The expiration of the exchange offers is expected to occur on or about the closing date of AbbVie’s acquisition of Allergan.
Other Long-Term Debt
In September 2019, the company issued €1.4 billion aggregate principal amount of unsecured senior Euro notes, consisting of €750 million aggregate principal amount of 0.75% senior notes due 2027 and €650 million aggregate principal amount of 1.25% senior notes due 2031. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium and may redeem the senior notes at par between one and three months prior to maturity. In connection with the offering, debt issuance costs incurred totaled $9 million and debt discounts totaled $5 million and are being amortized over the respective terms of the notes to interest expense, net in the consolidated statements of earnings. In October 2019, the company used the proceeds to redeem €1.4 billion aggregate principal amount of 0.375% senior Euro notes that were due to mature in November 2019.
In September 2018, the company issued $6.0 billion aggregate principal amount of unsecured senior notes, consisting of $1.25 billion aggregate principal amount of 3.375% senior notes due 2021, $1.25 billion aggregate principal amount of 3.75%

2019 Form 10-K | 63

senior notes due 2023, $1.75 billion aggregate principal amount of 4.25% senior notes due 2028 and $1.75 billion aggregate principal amount of 4.875% senior notes due 2048. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium, and except for the 3.375% notes due 2021, AbbVie may redeem the senior notes at par between one and six months prior to maturity. In connection with the offering, debt issuance costs incurred totaled $37 million and debt discounts totaled $37 million and are being amortized over the respective terms of the senior notes to interest expense, net in the consolidated statements of earnings. Of the $5.9 billion net proceeds, $2.0 billion was used to repay the company's outstanding three-year term loan credit agreement in September 2018 and $1.0 billion was used to repay the aggregate principal amount of 2.00% senior notes at maturity in November 2018. The company used the remaining proceeds to repay term loan obligations in 2019 as they became due.
In May 2018, the company also repaid $3.0 billion aggregate principal amount of 1.80% senior notes at maturity.
AbbVie has outstanding €2.2 billion aggregate principal amount of unsecured senior Euro notes which were issued in 2016. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium and AbbVie may redeem the senior notes at par between one and three months prior to maturity.
AbbVie has outstanding $7.8 billion aggregate principal amount of unsecured senior notes which were issued in 2016 and $13.7 billion aggregate principal amount of unsecured senior notes which were issued in 2015. AbbVie may redeem the senior notes, at any time, prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium and AbbVie may redeem the senior notes at par between one and six months prior to maturity.
AbbVie has outstanding $5.7 billion aggregate principal amount of unsecured senior notes which were issued in 2012. AbbVie may redeem all of the senior notes of each series, at any time, or some of the senior notes of each series, from time to time, at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium.
At December 31, 2019, the company was in compliance with its senior note covenants and term loan covenants.
Short-Term Borrowings
Short-term borrowings included commercial paper borrowings of $699 million as of December 31, 2018. There were no commercial paper borrowings as of December 31, 2019. The weighted-average interest rate on commercial paper borrowings was 2.5% in 2019, 2.0% in 2018 and 1.3% in 2017.
In August 2019, AbbVie entered into an amended and restated $4.0 billion five-year revolving credit facility that matures in August 2024. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants, all of which the company was in compliance with as of December 31, 2019. Commitment fees under AbbVie's revolving credit facilities were insignificant in 2019, 2018 and 2017. No amounts were outstanding under the company's credit facilities as of December 31, 2019 and December 31, 2018.
In March 2019, AbbVie repaid a $3.0 billion 364-day term loan credit agreement that was drawn on in June 2018 and was scheduled to mature in June 2019.
Maturities of Long-Term Debt
The following table summarizes AbbVie's debt maturities as of December 31, 2019:

as of and for the years ending December 31 (in millions)
2020	$3,750
2021	6,300
2022	7,850
2023	2,250
2024	5,375
Thereafter	41,708
Total obligations and commitments	67,233
Fair value hedges, unamortized bond discounts, deferred financing costs and finance lease obligations	(505)
Total long-term debt and finance lease obligations	$66,728

64 | 2019 Form 10-K

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
Note 11 Financial Instruments and Fair Value Measures

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
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $957 million at December 31, 2019 and $1.4 billion at December 31, 2018, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than eighteen months. Accumulated gains and losses as of December 31, 2019 will be reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
In the third quarter of 2019, the company entered into treasury rate lock agreements with notional amounts totaling $10.0 billion to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the issuance of long-term debt in connection with the proposed acquisition of Allergan. The treasury rate lock agreements were designated as cash flow hedges and recorded at fair value. The agreements were net settled upon issuance of the senior notes in November 2019 resulting in a gain of $383 million recognized in other comprehensive income (loss). This gain will be reclassified to interest expense, net over the lives of the related debt.
In the fourth quarter of 2019, the company entered into interest rate swap contracts with notional amounts totaling $2.3 billion at December 31, 2019. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. The contracts were designated as cash flow hedges and are recorded at fair value. Realized and unrealized gains or losses are included in AOCI and will be reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $7.1 billion at December 31, 2019 and $8.6 billion at December 31, 2018.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had €3.6 billion aggregate principal amount of senior Euro notes designated as net investment hedges at December 31, 2019 and December 31, 2018. In the third quarter of 2019, the company issued €1.4 billion aggregate principal amount of senior Euro notes and designated the principal amounts of this foreign denominated debt as net investment hedges. Concurrently, the company elected to de-designate hedge accounting for €1.4 billion aggregate principal amount of existing senior Euro notes which were subsequently repaid in October 2019. In addition, in 2019, the company entered into foreign currency forward exchange contracts and designated the instruments as net investment hedges. These contracts had notional amounts totaling €971 million, £204 million and CHF62 million at December 31, 2019. The company uses the spot method of assessing hedge effectiveness for derivative

2019 Form 10-K | 65

instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
AbbVie is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $10.8 billion at December 31, 2019 and December 31, 2018. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie's derivative instruments on the consolidated balance sheets:

	Fair value - Derivatives in asset position			Fair value - Derivatives in liability position
as of December 31 (in millions)	Balance sheet caption	2019	2018	Balance sheet caption	2019	2018
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$3	$113	Accounts payable and accrued liabilities	$14	$—
Designated as net investment hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	24	—
Not designated as hedges	Prepaid expenses and other	19	19	Accounts payable and accrued liabilities	18	26
Interest rate swap contracts
Designated as cash flow hedges	Other assets	3	—	Other long-term liabilities	—	—
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	2	—
Designated as fair value hedges	Other assets	28	—	Other long-term liabilities	74	466
Total derivatives		$53	$132		$132	$492

While certain derivatives are subject to netting arrangements with the company's counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

years ended in December 31 (in millions)	2019	2018	2017
Foreign currency forward exchange contracts
Designated as cash flow hedges	$(5)	$175	$(250)
Designated as net investment hedges	33	—	—
Interest rate swap contracts designated as cash flow hedges	4	—	—
Treasury rate lock agreements designated as cash flow hedges	383	—	—
Assuming market rates remain constant through contract maturities, the company expects to transfer pre-tax losses of $10 million into cost of products sold for foreign currency cash flow hedges, pre-tax gains of $7 million into interest expense, net for interest rate swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax gains of $90 million in 2019, pre-tax gains of $178 million in 2018 and pre-tax losses of $537 million in 2017.

66 | 2019 Form 10-K

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 13 for the amount of net gains (losses) reclassified out of AOCI.

years ended December 31 (in millions)	Statement of earnings caption	2019	2018	2017
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$167	$(161)	$118
Designated as net investment hedges	Interest expense, net	27	—	—
Not designated as hedges	Net foreign exchange loss	(70)	83	(96)
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	3	—	—
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	1	—	—
Designated as fair value hedges	Interest expense, net	418	(71)	(63)
Debt designated as hedged item in fair value hedges	Interest expense, net	(418)	71	63

Fair Value Measures
The fair value hierarchy consists of the following three levels:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2019:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Assets
Cash and equivalents	$39,924	$1,542	$38,382	$—
Debt securities	3	—	3	—
Equity securities	24	24	—	—
Interest rate swap contracts	31	—	31	—
Foreign currency contracts	22	—	22	—
Total assets	$40,004	$1,566	$38,438	$—
Liabilities
Interest rate swap contracts	$76	$—	$76	$—
Foreign currency contracts	56	—	56	—
Contingent consideration	7,340	—	—	7,340
Total liabilities	$7,472	$—	$132	$7,340

2019 Form 10-K | 67

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2018:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Assets
Cash and equivalents	$7,289	$1,209	$6,080	$—
Time deposits	568	—	568	—
Debt securities	1,536	—	1,536	—
Equity securities	4	4	—	—
Foreign currency contracts	132	—	132	—
Total assets	$9,529	$1,213	$8,316	$—
Liabilities
Interest rate swap contracts	$466	$—	$466	$—
Foreign currency contracts	26	—	26	—
Contingent consideration	4,483	—	—	4,483
Total liabilities	$4,975	$—	$492	$4,483

The fair values of time deposits approximate their amortized cost due to the short maturities of these instruments. The fair values of available-for-sale debt securities were determined based on prices obtained from commercial pricing services. The derivatives entered into by the company were valued using observable market inputs including published interest rate curves and both forward and spot prices for foreign currencies. The fair value measurements of the contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products. The potential contingent consideration payments are estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which are then discounted to present value. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. At December 31, 2019, a 50 basis point increase/decrease in the assumed discount rate would have decreased/increased the value of the contingent consideration liabilities by approximately $280 million. Additionally, at December 31, 2019, a five percentage point increase/decrease in the assumed probability of success across all potential indications would have increased/decreased the value of the contingent consideration liabilities by approximately $150 million.
There have been no transfers of assets or liabilities between the fair value measurement levels. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

years ended December 31 (in millions)	2019	2018	2017
Beginning balance	$4,483	$4,534	$4,213
Change in fair value recognized in net earnings	3,091	49	626
Payments	(234)	(100)	(305)
Ending balance	$7,340	$4,483	$4,534

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

68 | 2019 Form 10-K

Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2019 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair values	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Liabilities
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	$3,755	$3,760	$3,753	$7	$—
Long-term debt and finance lease obligations, excluding fair value hedges	63,021	66,651	66,631	20	—
Total liabilities	$66,776	$70,411	$70,384	$27	$—

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

AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $66 million as of December 31, 2019 and $84 million as of December 31, 2018. No significant cumulative upward or downward adjustments have been recorded for these investments as of December 31, 2019.
Available-for-sale Securities
Substantially all of the company’s investments in debt securities were classified as available-for-sale with changes in fair value recognized in other comprehensive income. In the third quarter of 2019, the company sold substantially all of its investments in debt securities. There were no debt securities classified as short-term as of December 31, 2019 and $204 million as of December 31, 2018. Long-term debt securities mature primarily within five years. Estimated fair values of available-for-sale debt securities were based on prices obtained from commercial pricing services.

The following table summarizes available-for-sale securities by type as of December 31, 2018:

	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Asset backed securities	$423	$—	$(2)	$421
Corporate debt securities	1,042	1	(9)	1,034
Other debt securities	81	—	—	81
Total	$1,546	$1	$(11)	$1,536

AbbVie had no other-than-temporary impairments as of December 31, 2019. Net realized gains and losses were insignificant in 2019 and 2018. Net realized gains were $90 million in 2017.

2019 Form 10-K | 69

Concentrations of Risk
The company invests excess cash in time deposits, money market funds and debt securities to diversify the concentration of cash among different financial institutions. The company has established credit exposure limits and monitors concentrations of credit risk associated with financial institution deposits.
Of total net accounts receivable, three U.S. wholesalers accounted for 68% as of December 31, 2019 and 63% as of December 31, 2018, and substantially all of AbbVie's net revenues in the United States were to these three wholesalers.
HUMIRA (adalimumab) is AbbVie's single largest product and accounted for approximately 58% of AbbVie's total net revenues in 2019, 61% in 2018 and 65% in 2017.
Note 12 Post-Employment Benefits

AbbVie sponsors various pension and other post-employment benefit plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. In addition, AbbVie provides medical benefits, primarily to eligible retirees in the United States and Puerto Rico, through other post-retirement benefit plans. Net obligations for these plans have been reflected on the consolidated balance sheets as of December 31, 2019 and 2018.
The following table summarizes benefit plan information for the global AbbVie-sponsored defined benefit and other post-employment plans:

	Defined benefit plans		Other post-employment plans
as of and for the years ended December 31 (in millions)	2019	2018	2019	2018
Projected benefit obligations
Beginning of period	$6,618	$6,985	$561	$813
Service cost	269	285	25	26
Interest cost	259	227	29	25
Employee contributions	2	2	—	—
Actuarial (gain) loss	1,703	(614)	451	(287)
Benefits paid	(206)	(191)	(17)	(16)
Other, primarily foreign currency translation adjustments	1	(76)	1	—
End of period	8,646	6,618	1,050	561
Fair value of plan assets
Beginning of period	5,637	5,399	—	—
Actual return on plan assets	946	(384)	—	—
Company contributions	727	873	17	16
Employee contributions	2	2	—	—
Benefits paid	(206)	(191)	(17)	(16)
Other, primarily foreign currency translation adjustments	10	(62)	—	—
End of period	7,116	5,637	—	—
Funded status, end of period	$(1,530)	$(981)	$(1,050)	$(561)

Amounts recognized on the consolidated balance sheets
Other assets	$395	$321	$—	$—
Accounts payable and accrued liabilities	(8)	(8)	(18)	(15)
Other long-term liabilities	(1,917)	(1,294)	(1,032)	(546)
Net obligation	$(1,530)	$(981)	$(1,050)	$(561)
Actuarial loss, net	$3,633	$2,516	$469	$25
Prior service cost (credit)	10	11	(16)	(22)
Accumulated other comprehensive loss	$3,643	$2,527	$453	$3

Actuarial losses for 2019 in the table above were primarily driven by lower discount rates.

70 | 2019 Form 10-K

The projected benefit obligations (PBO) in the table above included $2.3 billion at December 31, 2019 and $1.9 billion at December 31, 2018, related to international defined benefit plans.
For plans reflected in the table above, the accumulated benefit obligations (ABO) were $7.6 billion at December 31, 2019 and $6.0 billion at December 31, 2018. For those plans reflected in the table above in which the ABO exceeded plan assets at December 31, 2019, the ABO was $5.8 billion, the PBO was $6.7 billion and aggregate plan assets were $4.8 billion.
Amounts Recognized in Other Comprehensive Income (Loss)
The following table summarizes the pre-tax losses (gains) included in other comprehensive income (loss):

years ended December 31 (in millions)	2019	2018	2017
Defined benefit plans
Actuarial loss	$1,231	$209	$412
Amortization of actuarial loss and prior service cost	(109)	(140)	(107)
Foreign exchange loss (gain) and other	(6)	(13)	46
Total loss	$1,116	$56	$351
Other post-employment plans
Actuarial loss (gain)	$451	$(287)	$149
Amortization of actuarial loss and prior service credit	(1)	(1)	—
Total loss (gain)	$450	$(288)	$149

The pre-tax amounts included in AOCI at December 31, 2019 expected to be recognized in net periodic benefit cost in 2020 consisted of $219 million of expense related to actuarial losses and prior service costs for defined benefit plans and $25 million of income related to actuarial losses and prior service credits for other post-employment plans.
Net Periodic Benefit Cost

years ended December 31 (in millions)	2019	2018	2017
Defined benefit plans
Service cost	$269	$285	$236
Interest cost	259	227	204
Expected return on plan assets	(474)	(439)	(382)
Amortization of actuarial loss and prior service cost	109	140	107
Net periodic benefit cost	$163	$213	$165
Other post-employment plans
Service cost	$25	$26	$26
Interest cost	29	25	24
Amortization of actuarial loss and prior service credit	1	1	—
Net periodic benefit cost	$55	$52	$50

The components of net periodic benefit cost other than service cost are included in other expense, net in the consolidated statements of earnings.
Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

as of December 31	2019	2018
Defined benefit plans
Discount rate	3.0%	4.0%
Rate of compensation increases	4.6%	4.6%
Other post-employment plans
Discount rate	3.6%	4.6%

The assumptions used in calculating the December 31, 2019 measurement date benefit obligations will be used in the calculation of net periodic benefit cost in 2020.

2019 Form 10-K | 71

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

years ended December 31	2019	2018	2017
Defined benefit plans
Discount rate for determining service cost	4.0%	3.4%	3.9%
Discount rate for determining interest cost	4.0%	3.1%	3.7%
Expected long-term rate of return on plan assets	7.6%	7.7%	7.8%
Expected rate of change in compensation	4.6%	4.4%	4.4%
Other post-employment plans
Discount rate for determining service cost	4.7%	4.0%	4.9%
Discount rate for determining interest cost	4.3%	3.7%	4.1%

For the December 31, 2019 post-retirement health care obligations remeasurement, the company assumed a 6.4% pre-65 (7.0% post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% in 2050 and remain at that level thereafter. For purposes of measuring the 2019 post-retirement health care costs, the company assumed a 6.6% pre-65 (7.3% post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% for 2050 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2019, a one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage point
year ended December 31, 2019 (in millions) (brackets denote a reduction)	Increase	Decrease
Service cost and interest cost	$13	$(10)
Projected benefit obligation	244	(186)

Defined Benefit Pension Plan Assets

		Basis of fair value measurement
as of December 31 (in millions)	2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$884	$884	$—	$—
U.S. mid cap(b)	138	138	—	—
International(c)	349	349	—	—
Fixed income securities
U.S. government securities(d)	149	21	128	—
Corporate debt instruments(d)	372	112	260	—
Non-U.S. government securities(d)	202	84	118	—
Other(d)	320	318	2	—
Absolute return funds(e)	296	4	292	—
Real assets	9	9	—	—
Other(f)	132	132	—	—
Total	$2,851	$2,051	$800	$—
Total assets measured at NAV	4,265
Fair value of plan assets	$7,116

72 | 2019 Form 10-K

		Basis of fair value measurement
as of December 31 (in millions)	2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$719	$719	$—	$—
U.S. mid cap(b)	67	67	—	—
International(c)	226	226	—	—
Fixed income securities
U.S. government securities(d)	140	21	119	—
Corporate debt instruments(d)	385	123	262	—
Non-U.S. government securities(d)	175	48	127	—
Other(d)	232	225	7	—
Absolute return funds(e)	261	3	258	—
Real assets	7	7	—	—
Other(f)	147	147	—	—
Total	$2,359	$1,586	$773	$—
Total assets measured at NAV	3,278
Fair value of plan assets	$5,637

(a)	A mix of index funds and actively managed equity accounts that are benchmarked to various large cap indices.

(b)	A mix of index funds and actively managed equity accounts that are benchmarked to various mid cap indices.

(c)	A mix of index funds and actively managed equity accounts that are benchmarked to various non-U.S. equity indices in both developed and emerging markets.

(d)	Securities held by actively managed accounts, index funds and mutual funds.

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
The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities and lower return, less volatile fixed income securities. Investment allocations are established for each plan and are generally made across a range of markets, industry sectors, capitalization sizes and in the case of fixed income securities, maturities and credit quality. The 2019 target investment allocation for the AbbVie Pension Plan was 35% in equity securities, 20% in fixed income securities and 45% in asset allocation strategies and other holdings. There are no known significant concentrations of risk in the plan assets of the AbbVie Pension Plan or of any other plans.
The expected return on plan assets assumption for each plan is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

2019 Form 10-K | 73

Expected Benefit Payments
The following table summarizes total benefit payments expected to be paid to plan participants including payments funded from both plan and company assets:

years ending December 31 (in millions)	Defined benefit plans	Other post-employment plans
2020	$221	$18
2021	235	21
2022	251	24
2023	268	26
2024	286	29
2025 to 2029	1,737	186

Defined Contribution Plan
AbbVie's principal defined contribution plan is the AbbVie Savings Plan. AbbVie recorded expense of $102 million in 2019, $89 million in 2018 and $82 million in 2017 related to this plan. AbbVie provides certain other post-employment benefits, primarily salary continuation arrangements, to qualifying employees and accrues for the related cost over the service lives of the employees.
Note 13 Equity

Stock-Based Compensation
AbbVie grants stock-based awards to eligible employees pursuant to the AbbVie 2013 Incentive Stock Program (2013 ISP), which provides for several different forms of benefits, including nonqualified stock options, RSUs and various performance-based awards. Under the 2013 ISP, 100 million shares of AbbVie common stock were reserved for issuance as awards to AbbVie employees. The 2013 ISP also facilitated the assumption of certain awards granted under Abbott’s incentive stock program, which were adjusted and converted into Abbott and AbbVie stock-based awards as a result of AbbVie's separation from Abbott.
AbbVie measures compensation expense for stock-based awards based on the grant date fair value of the awards and the estimated number of awards that are expected to vest. Forfeitures are estimated based on historical experience at the time of grant and are revised in subsequent periods if actual forfeitures differ from those estimates. Compensation cost for stock-based awards is amortized over the service period, which could be shorter than the vesting period if an employee is retirement eligible. Retirement eligible employees generally are those who are age 55 or older and have at least 10 years of service.
Stock-based compensation expense is principally related to awards issued pursuant to the 2013 ISP and is summarized as follows:

	Years ended December 31,
(in millions)	2019	2018	2017
Cost of products sold	$29	$27	$23
Research and development	171	169	159
Selling, general and administrative	230	225	183
Pre-tax compensation expense	430	421	365
Tax benefit	80	73	73
After-tax compensation expense	$350	$348	$292

Realized excess tax benefits associated with stock-based compensation totaled $15 million in 2019, $78 million in 2018 and $71 million in 2017.

74 | 2019 Form 10-K

Stock Options
Stock options awarded to employees typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period. The exercise price is equal to at least 100% of the market value on the date of grant. The fair value is determined using the Black-Scholes model. The weighted-average grant-date fair values of stock options granted were $12.54 in 2019, $21.63 in 2018 and $9.80 in 2017.
The following table summarizes AbbVie stock option activity in 2019:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2018	6,143	$55.05	6.2	$242
Granted	1,002	79.02
Exercised	(375)	23.72
Lapsed	(9)	20.09
Outstanding at December 31, 2019	6,761	$60.39	5.9	$207
Exercisable at December 31, 2019	4,924	$51.90	4.9	$186

The total intrinsic value of options exercised was $22 million in 2019, $215 million in 2018 and $371 million in 2017. The total fair value of options vested during 2019 was $13 million. As of December 31, 2019, $6 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
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
The weighted-average grant-date fair value of RSUs and performance shares generally is determined based on the number of shares/units granted and the quoted price of AbbVie’s common stock on the date of grant. The weighted-average grant-date fair values of performance shares with a TSR market condition are determined using the Monte Carlo simulation model.

The following table summarizes AbbVie RSU and performance share activity for 2019:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2018	9,868	$79.90
Granted	5,584	78.03
Vested	(4,616)	71.30
Forfeited	(604)	82.19
Outstanding at December 31, 2019	10,232	$81.72

The fair market value of RSUs and performance shares (as applicable) vested was $371 million in 2019, $583 million in 2018 and $348 million in 2017.

2019 Form 10-K | 75

As of December 31, 2019, $327 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
Cash dividends declared per common share totaled $4.39 in 2019, $3.95 in 2018 and $2.63 in 2017. The following table summarizes quarterly cash dividends declared during 2019, 2018 and 2017:

2019			2018			2017
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
11/01/19	02/14/20	$1.18	11/02/18	02/15/19	$1.07	10/27/17	02/15/18	$0.71
09/06/19	11/15/19	$1.07	09/07/18	11/15/18	$0.96	09/08/17	11/15/17	$0.64
06/20/19	08/15/19	$1.07	06/14/18	08/15/18	$0.96	06/22/17	08/15/17	$0.64
02/21/19	05/15/19	$1.07	02/15/18	05/15/18	$0.96	02/16/17	05/15/17	$0.64

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
AbbVie repurchased 4 million shares for $300 million in 2019. AbbVie's remaining stock repurchase authorization was approximately $4.0 billion as of December 31, 2019.
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
Under previous stock repurchase programs, AbbVie made open-market share repurchases of approximately 11 million shares for $1.3 billion in 2018 and approximately 13 million shares for $1.0 billion in 2017.

76 | 2019 Form 10-K

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2019, 2018 and 2017:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post- employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2016	$(1,435)	$140	$(1,513)	$46	$176	$(2,586)
Other comprehensive income (loss) before reclassifications	680	(343)	(480)	29	(230)	(344)
Net losses (gains) reclassified from accumulated other comprehensive loss	316	—	74	(75)	(112)	203
Net current-period other comprehensive income (loss)	996	(343)	(406)	(46)	(342)	(141)
Balance as of December 31, 2017	(439)	(203)	(1,919)	—	(166)	(2,727)
Other comprehensive income (loss) before reclassifications	(391)	138	84	(14)	156	(27)
Net losses reclassified from accumulated other comprehensive loss	—	—	113	4	157	274
Net current-period other comprehensive income (loss)	(391)	138	197	(10)	313	247
Balance as of December 31, 2018	(830)	(65)	(1,722)	(10)	147	(2,480)
Other comprehensive income (loss) before reclassifications	(98)	95	(1,330)	12	298	(1,023)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(21)	87	(2)	(157)	(93)
Net current-period other comprehensive income (loss)	(98)	74	(1,243)	10	141	(1,116)
Balance as of December 31, 2019	$(928)	$9	$(2,965)	$—	$288	$(3,596)

Other comprehensive loss included foreign currency translation adjustments totaling losses of $98 million in 2019 and $391 million in 2018 which were principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.
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
Other comprehensive loss for 2019 included pension and post-employment benefit plan losses of $1.2 billion primarily due to an actuarial loss driven by lower discount rates.  See Note 12 for additional information.

2019 Form 10-K | 77

The table below presents the impact on AbbVie's consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

years ended December 31 (in millions) (brackets denote gains)	2019	2018	2017
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(27)	$—	$—
Tax expense	6	—	—
Total reclassifications, net of tax	$(21)	$—	$—
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$110	$141	$107
Tax benefit	(23)	(28)	(33)
Total reclassifications, net of tax	$87	$113	$74
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(c)	$(167)	$161	$(118)
Gains on treasury rate lock agreements and interest rate swap contracts(a)	(4)	—	—
Tax expense (benefit)	14	(4)	6
Total reclassifications, net of tax	$(157)	$157	$(112)

(a)	Amounts are included in interest expense, net (see Note 11).

(b)	Amounts are included in the computation of net periodic benefit cost (see Note 12).

(c)	Amounts are included in cost of products sold (see Note 11).
Other
In addition to common stock, AbbVie's authorized capital includes 200 million shares of preferred stock, par value $0.01. As of December 31, 2019, no shares of preferred stock were issued or outstanding.
Note 14 Income Taxes

Earnings Before Income Tax Expense

years ended December 31 (in millions)	2019	2018	2017
Domestic	$(2,784)	$(4,274)	$(2,678)
Foreign	11,210	9,471	10,405
Total earnings before income tax expense	$8,426	$5,197	$7,727

Income Tax Expense

years ended December 31 (in millions)	2019	2018	2017
Current
Domestic	$102	$593	$6,204
Foreign	320	434	376
Total current taxes	$422	$1,027	$6,580
Deferred
Domestic	$(137)	$(1,497)	$(4,898)
Foreign	259	(20)	736
Total deferred taxes	$122	$(1,517)	$(4,162)
Total income tax expense (benefit)	$544	$(490)	$2,418

78 | 2019 Form 10-K

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
Effective Tax Rate Reconciliation

years ended December 31	2019	2018	2017
Statutory tax rate	21.0%	21.0%	35.0%
Effect of foreign operations	(8.4)	(28.7)	(12.2)
U.S. tax credits	(3.3)	(7.3)	(4.0)
Impacts related to U.S. tax reform	(1.6)	8.2	12.0
Stock-based compensation excess tax benefit	(0.2)	(1.5)	(0.9)
Tax audit settlements	(4.7)	(2.5)	(1.2)
Deferred tax remeasurements due to change in tax rate	3.1	—	—
All other, net	0.6	1.4	2.6
Effective tax rate	6.5%	(9.4)%	31.3%

The effective income tax rate fluctuates year to year due to the allocation of the company's taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including changes in tax law, acquisitions and collaborations. The effective income tax rates in 2019, 2018 and 2017 differed from the statutory tax rate principally due to changes in enacted tax rates and laws, the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities, the cost of repatriation decisions, Boehringer Ingelheim accretion on contingent consideration and Stemcentrx impairment related expenses. The effective tax rates for these periods also reflected the benefit from U.S. tax credits principally related to research and development credits, the orphan drug tax credit and Puerto Rico excise tax credits. The Puerto Rico excise tax credits relate to legislation enacted by Puerto Rico that assesses an excise tax on certain products manufactured in Puerto Rico. The tax is levied on gross inventory purchases from entities in Puerto Rico and is included in cost of products sold in the consolidated statements of earnings. The majority of the tax is creditable for U.S. income tax purposes.
The effective income tax rate in 2019, 2018 and 2017 included impacts related to U.S. tax reform. In 2018, there was a favorable impact of the effective date of provisions of the Act related to the earnings from certain foreign subsidiaries. For 2019, the impact of the Act affected the full year earnings of these subsidiaries, resulting in additional tax expense compared to prior year. The 2019 effective income tax rate also reflects the effects of deferred tax remeasurement due to a change in foreign tax law, accretion for contingent consideration and impairment related expenses. In addition, the company recognized a net tax benefit of $400 million in 2019, $131 million in 2018 and $91 million in 2017 related to the resolution of various tax positions pertaining to prior years.

2019 Form 10-K | 79

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2019	2018
Deferred tax assets
Compensation and employee benefits	$810	$529
Accruals and reserves	371	371
Chargebacks and rebates	477	417
Advance payments	615	867
Net operating losses and other credit carryforwards	838	228
Other	406	353
Total deferred tax assets	3,517	2,765
Valuation allowances	(731)	(103)
Total net deferred tax assets	2,786	2,662
Deferred tax liabilities
Excess of book basis over tax basis of intangible assets	(2,712)	(2,940)
Excess of book basis over tax basis in investments	(249)	(211)
Other	(440)	(250)
Total deferred tax liabilities	(3,401)	(3,401)
Net deferred tax liabilities	$(615)	$(739)

As of December 31, 2019, gross state net operating losses were $1.0 billion and tax credit carryforwards were $188 million. The state tax carryforwards expire between 2020 and 2039. As of December 31, 2019, foreign net operating loss carryforwards were $2.9 billion. Foreign net operating loss carryforwards of $2.8 billion expire between 2020 and 2036 and the remaining do not have an expiration period.
The company had valuation allowances of $731 million as of December 31, 2019 and $103 million as of December 31, 2018. These were principally related to foreign and state net operating losses and credit carryforwards that are not expected to be realized.
Unrecognized Tax Benefits

years ended December 31 (in millions)	2019	2018	2017
Beginning balance	$2,852	$2,701	$1,168
Increase due to current year tax positions	113	163	1,768
Increase due to prior year tax positions	499	110	16
Decrease due to prior year tax positions	(21)	(36)	(2)
Settlements	(749)	(79)	(233)
Lapse of statutes of limitations	(33)	(7)	(16)
Ending balance	$2,661	$2,852	$2,701

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
If recognized, the net amount of potential tax benefits that would impact the company's effective tax rate is $2.4 billion in 2019 and $2.7 billion in 2018. Of the unrecognized tax benefits recorded in the table above as of December 31, 2019, AbbVie would be indemnified for approximately $83 million. The “Increase due to current year tax positions” and "Increase due to prior year tax positions" in the table above include amounts related to federal, state and international tax items.
AbbVie recognizes interest and penalties related to income tax matters in income tax expense in the consolidated statements of earnings. AbbVie recognized gross income tax expense of $51 million in 2019, $73 million in 2018 and $24 million in 2017, for interest and penalties related to income tax matters. AbbVie had an accrual for the payment of gross

80 | 2019 Form 10-K

interest and penalties of $191 million at December 31, 2019, $190 million at December 31, 2018 and $120 million at December 31, 2017.
The company is routinely audited by the tax authorities in significant jurisdictions and a number of audits are currently underway. It is reasonably possible during the next 12 months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitation, the company's gross unrecognized tax benefits balance may change within the next 12 months up to $54 million. All significant federal, state, local and international matters have been concluded for years through 2012. The company believes adequate provision has been made for all income tax uncertainties.
Note 15 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $290 million as of December 31, 2019 and approximately $350 million as of December 31, 2018. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. In addition, other operating income in 2019 included $550 million of income from a legal settlement related to an intellectual property dispute with a third party. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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
Four lawsuits against Unimed Pharmaceuticals, LLC, Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others remained consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi-District Litigation (MDL) Rules as In re: AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by direct AndroGel purchasers, generally allege Solvay's 2006 patent litigation settlement agreements and related agreements with three generic companies violate federal antitrust laws. Plaintiffs seek monetary damages and attorneys' fees. Three of those lawsuits were settled in December 2019 and will be dismissed.
In September 2014, the FTC filed a lawsuit, FTC v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that the 2011 patent litigation with two generic companies regarding AndroGel was sham litigation and the settlements of that litigation violated federal antitrust law. In May 2015, the court dismissed the FTC’s settlement-related claim. In June 2018, following a bench trial, the court found for the FTC on its sham litigation claim and ordered a disgorgement remedy of $448 million, plus prejudgment interest. The court denied the FTC’s request for injunctive relief. AbbVie is appealing the court’s liability and disgorgement rulings and, based on an assessment of the merits of that appeal, no liability has been accrued for this matter. The FTC is also appealing aspects of the court’s trial ruling and the dismissal of its settlement-related claim. In July 2018, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania on behalf of direct AndroGel purchasers based on the trial court’s ruling in the FTC’s case. In September 2019, two individual direct AndroGel purchasers substituted in as the plaintiffs in that lawsuit and withdrew the class allegations. That case, which was pending as Rochester Drug Co-Operative, Inc., et al. v. AbbVie Inc., et al., was settled in December 2019 and will be dismissed.
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

2019 Form 10-K | 81

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
In November 2014, a putative class action lawsuit, Medical Mutual of Ohio v. AbbVie Inc., et al., was filed against several manufacturers of testosterone replacement therapies (TRTs), including AbbVie, in the United States District Court for the Northern District of Illinois on behalf of all insurance companies, health benefit providers, and other third party payers who paid for TRTs, including AndroGel. The claims asserted included violations of the federal RICO Act and state consumer fraud and deceptive trade practices laws. The complaint sought monetary damages and injunctive relief. In July 2018, the court denied the plaintiff’s motion for class certification. In November 2019, the United States Court of Appeals for the Seventh Circuit affirmed the district court’s grant of the defendants’ summary judgment motion.
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
Product liability cases were filed in which plaintiffs generally allege that AbbVie and other manufacturers of TRTs did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 3,500 claims against AbbVie are consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 175 claims against AbbVie are pending in various state courts. Plaintiffs generally seek compensatory and punitive damages. In November 2018, AbbVie entered into a Master Settlement Agreement with the Plaintiffs’ Steering Committee in the MDL encompassing existing claims in all courts. All proceedings in pending cases are effectively stayed during the settlement administration process.
Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Approximately 120 cases are pending in the United States District Court for the Southern District of Illinois, and approximately 14 others are pending in various federal and state courts. Plaintiffs generally seek compensatory and punitive damages. Approximately eighty percent of these pending

82 | 2019 Form 10-K

cases, plus other unfiled claims, are subject to confidential settlement agreements and are expected to be dismissed with prejudice.
Beginning in May 2016, the Patent Trial & Appeal Board of the U.S. Patent & Trademark Office (PTO) instituted five inter partes review proceedings brought by Coherus Biosciences and Boehringer Ingelheim related to three AbbVie patents covering methods of treatment of rheumatoid arthritis using adalimumab. In these proceedings, the PTO reviewed the validity of the patents and issued decisions of invalidity in May, June and July of 2017. In January 2020, the Court of Appeals for the Federal Circuit affirmed the decisions.
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

2019 Form 10-K | 83

Note 16 Segment and Geographic Area Information

AbbVie operates in one business segment—pharmaceutical products. Substantially all of AbbVie's net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. The following tables detail AbbVie's worldwide net revenues:

years ended December 31 (in millions)		2019	2018	2017
Immunology
HUMIRA	United States	$14,864	$13,685	$12,361
	International	4,305	6,251	6,066
	Total	$19,169	$19,936	$18,427
SKYRIZI	United States	$311	$—	$—
	International	44	—	—
	Total	$355	$—	$—
RINVOQ	United States	$47	$—	$—
	International	—	—	—
	Total	$47	$—	$—
Hematologic Oncology
IMBRUVICA	United States	$3,830	$2,968	$2,144
	Collaboration revenues	844	622	429
	Total	$4,674	$3,590	$2,573
VENCLEXTA	United States	$521	$247	$89
	International	271	97	33
	Total	$792	$344	$122
HCV
MAVYRET	United States	$1,473	$1,614	$277
	International	1,420	1,824	213
	Total	$2,893	$3,438	$490
VIEKIRA	United States	$—	$3	$61
	International	36	175	723
	Total	$36	$178	$784
Other Key Products
Creon	United States	$1,041	$928	$831
Lupron	United States	$720	$726	$669
	International	167	166	160
	Total	$887	$892	$829
Synthroid	United States	$786	$776	$781
Synagis	International	$718	$726	$738
Duodopa	United States	$97	$80	$61
	International	364	350	294
	Total	$461	$430	$355
Sevoflurane	United States	$74	$74	$78
	International	274	317	332
	Total	$348	$391	$410
Kaletra	United States	$38	$55	$71
	International	245	281	352
	Total	$283	$336	$423
AndroGel	United States	$172	$469	$577
ORILISSA	United States	$91	$11	$—
	International	2	—	—
	Total	$93	$11	$—
All other		$511	$308	$876
Total net revenues		$33,266	$32,753	$28,216

84 | 2019 Form 10-K

Net revenues to external customers by geographic area, based on product shipment destination, were as follows:

years ended December 31 (in millions)	2019	2018	2017
United States	$23,907	$21,524	$18,251
Japan	1,211	1,591	764
Germany	909	1,292	1,157
Canada	813	730	659
France	695	783	730
Spain	472	611	521
United Kingdom	372	855	807
Italy	372	652	475
Brazil	359	350	410
The Netherlands	163	352	362
All other countries	3,993	4,013	4,080
Total net revenues	$33,266	$32,753	$28,216

Long-lived assets, primarily net property and equipment, by geographic area were as follows:

as of December 31 (in millions)	2019	2018
United States and Puerto Rico	$2,026	$1,993
Europe	646	599
All other	290	291
Total long-lived assets	$2,962	$2,883

2019 Form 10-K | 85

Note 17 Quarterly Financial Data (unaudited)

(in millions except per share data)	2019	2018
First Quarter
Net revenues	$7,828	$7,934
Gross margin	6,134	6,007
Net earnings(a)	2,456	2,783
Basic earnings per share	$1.65	$1.74
Diluted earnings per share	$1.65	$1.74
Cash dividends declared per common share	$1.07	$0.96
Second Quarter
Net revenues	$8,255	$8,278
Gross margin	6,436	6,344
Net earnings(b)	741	1,983
Basic earnings per share	$0.49	$1.26
Diluted earnings per share	$0.49	$1.26
Cash dividends declared per common share	$1.07	$0.96
Third Quarter
Net revenues	$8,479	$8,236
Gross margin	6,559	6,401
Net earnings(c)	1,884	2,747
Basic earnings per share	$1.27	$1.81
Diluted earnings per share	$1.26	$1.81
Cash dividends declared per common share	$1.07	$0.96
Fourth Quarter
Net revenues	$8,704	$8,305
Gross margin	6,698	6,283
Net earnings (loss)(d)	2,801	(1,826)
Basic earnings (loss) per share	$1.88	$(1.23)
Diluted earnings (loss) per share	$1.88	$(1.23)
Cash dividends declared per common share	$1.18	$1.07

(a)
First quarter results in 2019 included after-tax charges of $171 million related to the change in fair value of contingent consideration liabilities and restructuring charges of $133 million. First quarter results in 2018 included an after-tax benefit of $148 million related to the change in fair value of contingent consideration liabilities partially offset by after-tax litigation reserves charges of $100 million.

(b)
Second quarter results in 2019 included an after-tax charge of $2.3 billion related to the change in fair value of contingent consideration liabilities resulting from the April 2019 regulatory approvals of SKYRIZI for the treatment of moderate to severe plaque psoriasis. Second quarter results in 2018 included after-tax charges of $500 million as a result of a collaboration agreement extension with Calico and $485 million related to the change in fair value of contingent consideration liabilities.

(c)
Third quarter results in 2019 included after-tax charges of $912 million related to intangible asset impairment and $182 million related to the change in fair value of contingent consideration liabilities. Third quarter results in 2018 included after-tax litigation reserves charges of $176 million and $95 million related to the change in fair value of contingent consideration liabilities.

86 | 2019 Form 10-K

(d)
Fourth quarter results in 2019 included an after-tax charge of $438 million related to the change in fair value of contingent consideration liabilities offset by after-tax income of $435 million from a legal settlement related to an intellectual property dispute with a third party and $297 million from an amended and restated license agreement between AbbVie and Reata. Fourth quarter results in 2018 included an after-tax intangible asset impairment charge of $4.5 billion partially offset by an after-tax benefit of $375 million related to the change in fair value of contingent consideration liabilities.

2019 Form 10-K | 87

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AbbVie Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

88 | 2019 Form 10-K

Sales rebate accruals for Medicaid, Medicare and managed care programs
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Revenue Recognition,” the Company established provisions for sales rebates in the same period as the related product is sold. At December 31, 2019, the Company had $4,484 million in sales rebate accruals, a large portion of which were for rebates provided to pharmacy benefit managers, state government Medicaid programs, insurance companies that administer Medicare drug plans and private entities for Medicaid, Medicare and managed care programs. In order to establish these sales rebate accruals, the Company estimated its rebates based upon the identification of the products subject to a rebate, the applicable price and rebate terms and the estimated lag time between the sale and payment of the rebate.
Auditing the Medicaid, Medicare and managed care sales rebate accruals was complex and required significant auditor judgment because the accruals consider multiple subjective and complex estimates and assumptions. These estimates and assumptions included the estimated inventory in the distribution channel, which impacts the lag time between the sale to the customer and payment of the rebate and the final payer related to product sales, which impacts the applicable price and rebate terms. In deriving these estimates and assumptions, the Company used both internal and external sources of information to estimate product in the distribution channels, payer mix, prescription volumes and historical experience. Management supplemented its historical data analysis with qualitative adjustments based upon changes in rebate trends, rebate programs and contract terms, legislative changes, or other significant events which indicate a change in the reserve is appropriate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s sales rebate accruals for Medicaid, Medicare and managed care programs. This included testing controls over management’s review of the significant assumptions and other inputs used in the estimation of Medicaid, Medicare and managed care rebates, among others, including the significant assumptions discussed above. The testing was inclusive of management’s controls to evaluate the accuracy of its reserve judgments to actual rebates paid, rebate validation and processing, and controls to ensure that the data used to evaluate and support the significant assumptions was complete, accurate and, where applicable, verified to external data sources.
To test the sales rebate accruals for Medicaid, Medicare, and managed care programs, our audit procedures included, among others, understanding and evaluating the significant assumptions and underlying data used in management’s calculations. Our testing of significant assumptions included corroboration to external data sources. We evaluated the reasonableness of assumptions in light of industry and economic trends, product profiles, and other regulatory factors. We assessed the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performed analytical procedures, based on internal and external data sources, to evaluate the completeness of the reserves. For Medicaid, we involved a specialist with an understanding of statutory reimbursement requirements to assess the consistency of the Company’s calculation methodologies with applicable government regulations and policy.

Valuation of contingent consideration
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Business Combinations” and in Note 11 under the caption “Financial Instruments and Fair Value Measures,” the Company recognized contingent consideration liabilities at the estimated fair value on the acquisition date in connection with applying the acquisition method of accounting for business combinations. Subsequent changes to the fair value of the contingent consideration liabilities were recorded within the consolidated statement of earnings in the period of change. At December 31, 2019, the Company had $7,340 million in contingent consideration liabilities, which represented a ‘Level 3’ fair value measurement in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions market participants would use in pricing the liabilities.
Auditing the valuation of contingent consideration liabilities was complex and required significant auditor judgment due to the use of a Monte Carlo simulation model and the high degree of subjectivity in evaluating certain assumptions required to estimate the fair value of contingent royalty payments. In particular, the fair value measurement was sensitive to the significant assumptions underlying the estimated amount of future sales of the acquired products. Management utilized its expertise within the industry and knowledge of clinical development and regulatory approval processes to determine certain of these assumptions.

2019 Form 10-K | 89

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s contingent consideration liabilities process including, among others, management’s process to establish the significant assumptions and measure the liability. This included testing controls over management’s review of the significant assumptions and other inputs used in the determination of fair value. The testing was inclusive of key management review controls to monitor and evaluate clinical development of the acquired products and estimated future sales, and controls to ensure that the data used to evaluate and support the significant assumptions was complete, accurate and, where applicable, verified to external data sources.
To test the estimated fair value of contingent consideration liabilities, our audit procedures included, among others, inspecting the terms of the executed agreement, assessing the Monte Carlo simulation model used and testing the key contractual inputs and significant assumptions discussed above. We evaluated the assumptions and judgments in light of observable industry and economic trends and standards, external data sources and regulatory factors. Estimated amounts of future sales were evaluated for reasonableness in relation to internal and external analyses, clinical development progress and timelines, probability of success benchmarks, and regulatory notices. Our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions. We involved a valuation specialist to assess the Company’s Monte Carlo simulation model and to perform corroborative fair value calculations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Chicago, Illinois
February 21, 2020

90 | 2019 Form 10-K

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
        Changes in internal control over financial reporting.   There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended December 31, 2019.
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
Management assessed the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management concluded that AbbVie maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
The effectiveness of AbbVie's internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report below, which expresses an unqualified opinion on the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2019.

2019 Form 10-K | 91

Report of independent registered public accounting firm. The report of AbbVie's independent registered public accounting firm related to its assessment of the effectiveness of internal control over financial reporting is included below.

92 | 2019 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on Internal Control over Financial Reporting
We have audited AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AbbVie Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AbbVie Inc. and subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.
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
February 21, 2020

2019 Form 10-K | 93

ITEM 9B. OTHER INFORMATION

None.

94 | 2019 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are "Information Concerning Director Nominees," "The Board of Directors and its Committees—Committees of the Board of Directors," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2020 AbbVie Inc. Proxy Statement. The 2020 Definitive Proxy Statement will be filed on or about March 19, 2020. Also incorporated herein by reference is the text found in this Form 10-K under the caption, "Information about Our Executive Officers."
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
ITEM 11. EXECUTIVE COMPENSATION

The material to be included in the 2020 AbbVie Inc. Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2020 Definitive Proxy Statement will be filed on or about March 19, 2020.

2019 Form 10-K | 95

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.
The following table presents information as of December 31, 2019 about AbbVie's equity compensation plans under which AbbVie common stock has been authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	16,991,269	$60.39	62,161,107
Equity compensation plans not approved by security holders	—	—	—
Total	16,991,269	$60.39	62,161,107

(1)	Includes 837,960 shares issuable under AbbVie's Incentive Stock Program pursuant to awards granted by Abbott and adjusted into AbbVie awards in connection with AbbVie's separation from Abbott.

(2)	The weighted-average exercise price does not include outstanding restricted stock units, restricted stock awards and performance shares that have no exercise price.

(3)
Excludes shares issuable upon the exercise of stock options and pursuant to other rights granted under the Stemcentrx 2011 Equity Incentive Plan, which was assumed by AbbVie upon the consummation of its acquisition of Stemcentrx, Inc. As of December 31, 2019, 103,874 options remained outstanding under this plan. The options have a weighted-average exercise price of $16.36. No further awards will be granted under this plan.

(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Securities Ownership—Securities Ownership of Executive Officers and Directors" in the 2020 AbbVie Inc. Proxy Statement. The 2020 Definitive Proxy Statement will be filed on or about March 19, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2020 AbbVie Inc. Proxy Statement under the headings "The Board of Directors and its Committees," "Corporate Governance Materials," and "Procedures for Approval of Related Person Transactions" is incorporated herein by reference. The 2020 Definitive Proxy Statement will be filed on or about March 19, 2020.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material to be included in the 2020 AbbVie Inc. Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" is incorporated herein by reference. The 2020 Definitive Proxy Statement will be filed on or about March 19, 2020.

96 | 2019 Form 10-K

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K.

(1)	Financial Statements: See Item 8, "Financial Statements and Supplementary Data," on page 43 hereof, for a list of financial statements.

(2)	Financial Statement Schedules: All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is set forth in Item 15(b) below.

(b)	Exhibits:

Exhibit Number	Exhibit Description
2.1
*Transaction Agreement, dated as of June 25, 2019, between AbbVie Inc., Allergan plc and Venice Subsidiary, LLC (incorporated by reference to Exhibit 2.1 of the company’s Current Report on Form 8-K filed on June 25, 2019).

2.2
*Appendix III to the Rule 2.5 Announcement, dated as of June 25, 2019 (Conditions Appendix) (incorporated by reference to Exhibit 2.2 of the company’s Current Report on Form 8-K filed on June 25, 2019).

2.3
*Expenses Reimbursement Agreement, dated as of June 25, 2019, between AbbVie Inc. and Allergan plc (incorporated by reference to Exhibit 2.3 of the company’s Current Report on Form 8-K filed on June 25, 2019).

2.4
*Agreement and Plan of Merger, dated as of April 25, 2016, by and among Stemcentrx, Inc., AbbVie Inc., Sirius Sonoma Corporation, AbbVie Stemcentrx LLC (formerly Sirius Sonoma LLC) and, solely for the purposes set forth therein, Fertile Valley LLC (incorporated by reference to Exhibit 2.1 of the company’s Current Report on Form 8-K/A filed on May 6, 2016).

2.5
*Amendment No. 1, dated as of May 28, 2016, to the Agreement and Plan of Merger, dated as of April 25, 2016, by and among Stemcentrx, Inc., AbbVie Inc., Sirius Sonoma Corporation, AbbVie Stemcentrx LLC (formerly Sirius Sonoma LLC) and, solely for the purposes set forth therein, Fertile Valley LLC (incorporated by reference to Exhibit 2.2 of the company’s Current Report on Form 8-K filed on June 1, 2016).

2.6
*Agreement and Plan of Reorganization by and among AbbVie Inc., Oxford Amherst Corporation, Oxford Amherst LLC and Pharmacyclics, Inc. dated as of March 4, 2015 (incorporated by reference to Exhibit 2.1 of the company's Current Report on Form 8-K filed on March 6, 2015).

2.7
*Amendment No. 1 to Agreement and Plan of Reorganization by and among AbbVie Inc., Oxford Amherst Corporation, Oxford Amherst LLC and Pharmacyclics, Inc. dated as of March 22, 2015 (incorporated by reference to Exhibit 2.1 of the company's Current Report on Form 8-K filed on March 23, 2015).

3.1	*Amended and Restated Certificate of Incorporation of AbbVie Inc. (incorporated by reference to Exhibit 3.1 of the company's Current Report on Form 8-K filed on January 2, 2013).
3.2	*Amended and Restated By-Laws of AbbVie Inc. (incorporated by reference to Exhibit 3.1 of the company's Current Report on Form 8-K filed on October 22, 2019).
4.1	Description of the company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2
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

4.4
*Supplemental Indenture No. 2 dated May 14, 2015, between AbbVie Inc. and U.S. Bank National Association, as trustee, including forms of notes (incorporated by reference to Exhibit 4.1 of the company's Current Report on Form 8-K filed on May 14, 2015).

2019 Form 10-K | 97

Exhibit Number	Exhibit Description
4.5
*Supplemental Indenture No. 3 dated May 12, 2016, between AbbVie Inc. and U.S. Bank National Association, as trustee, including forms of notes (incorporated by reference to Exhibit 4.1 of the company’s Current Report on Form 8-K filed on May 12, 2016).

4.6
*Supplemental Indenture No. 4, dated as of November 17, 2016, among AbbVie Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as paying agent and Elavon Financial Services DAC, as transfer agent and registrar, including forms of notes (incorporated by reference to Exhibit 4.1 of the company's Current Report on Form 8-K filed on November 17, 2016).

4.7
*Supplemental Indenture No. 5, dated September 18, 2018, between AbbVie Inc. and U.S. Bank National Association, as trustee, including forms of notes (incorporated by reference to Exhibit 4.2 of the company’s Current Report on Form 8-K filed on September 18, 2018).

4.8
*Supplemental Indenture No. 6, dated September 26, 2019, among AbbVie Inc., U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, UK Branch, as paying agent, including forms of notes (incorporated by reference to Exhibit 4.2 of the company’s Current Report on Form 8-K filed on September 26, 2019).

4.9
*Supplemental Indenture No. 7, dated November 21, 2019, by and between AbbVie Inc. and U.S. Bank National Association, as trustee, including forms of notes (incorporated by reference to Exhibit 4.2 of the company’s Current Report on Form 8-K filed on November 26, 2019).

4.10
*Agency Agreement, dated as of November 17, 2016, among AbbVie Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as paying agent and Elavon Financial Services DAC, as transfer agent and registrar (incorporated by reference to Exhibit 4.2 of the company's Current Report on Form 8-K filed on November 17, 2016).

4.11
*Agency Agreement, dated September 26, 2019, among AbbVie Inc., U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.3 of the company’s Current Report on Form 8-K filed on September 26, 2019).

4.12
*Registration Rights Agreement, dated November 21, 2019, among AbbVie Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc. and Barclays Capital Inc. (acting for themselves and as representatives of the several initial purchasers) (incorporated by reference to Exhibit 4.13 of the company’s Current Report on Form 8-K filed on November 26, 2019).

10.1
*Form of Agreement Regarding Change in Control by and between AbbVie Inc. and its named executive officers (incorporated by reference to Exhibit 10.13 of Amendment No. 5 to the Company's Registration Statement on Form 10 filed on November 16, 2012).**

10.2	*AbbVie 2013 Incentive Stock Program (incorporated by reference to Exhibit A to the AbbVie Inc. Definitive Proxy Statement on Schedule 14A dated March 15, 2013).**
10.3	*AbbVie Inc. 2013 Incentive Stock Program Second Amendment (incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).**
10.4	*AbbVie Performance Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015).**
10.5	*AbbVie Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).**
10.6
*AbbVie Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).**

10.7	*AbbVie Inc. Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.8 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015). **
10.8	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.9
*Form of AbbVie Inc. Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.10	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**
10.11
*Form of AbbVie Inc. Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**

10.12	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**
10.13	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**

98 | 2019 Form 10-K

Exhibit Number	Exhibit Description
10.14
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**

10.15	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.25 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017).**
10.16	*Stemcentrx 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on June 16, 2016).**
10.17	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).**
10.18
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).**

10.19
*Form of AbbVie Inc. Non-Employee Director RSU Agreement (US) (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).**

10.20	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).**
10.21	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).**
10.22
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).**

10.23
*AbbVie Non-Employee Directors' Fee Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).**

10.24
*Form of AbbVie Inc. Non-Employee Director RSU Agreement (US) (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).**

10.25	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).**
10.26	*Pharmacyclics, Inc. 2014 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.1 of the company's Registration Statement on Form S-8 filed on May 27, 2015).**
10.27
*Amended and Restated Revolving Credit Agreement, dated as of August 27, 2019, among AbbVie Inc., the lenders and other parties party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on August 30, 2019).

10.28
*364-Day Bridge Credit Agreement, dated as of June 25, 2019, among AbbVie Inc., Morgan Stanley Senior Funding, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on June 25, 2019).

10.29
*Term Loan Credit Agreement, dated as of July 12, 2019, among AbbVie Inc., certain lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on July 16, 2019).

10.30
*Underwriting Agreement, dated September 17, 2019, among AbbVie Inc. and Morgan Stanley & Co. International plc, HSBC Bank plc and Merrill Lynch International (acting for themselves and as representatives of the several underwriters named therein) (incorporated by reference to Exhibit 1.1 of the company’s Current Report on Form 8-K filed on September 23, 2019).

10.31
*Purchase Agreement, dated November 12, 2019, among AbbVie Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc. and Barclays Capital Inc. (acting for themselves and as representatives of the several initial purchasers named therein) (incorporated by reference to Exhibit 1.1 of the company’s Current Report on Form 8-K filed on November 13, 2019).

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

2019 Form 10-K | 99

Exhibit Number	Exhibit Description
101
The following financial statements and notes from the AbbVie Inc. Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 21, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Annual Report on Form 10-K formatted as Inline XBRL and contained in Exhibit 101).
The AbbVie Inc. 2020 Definitive Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 19, 2020.

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

100 | 2019 Form 10-K

ITEM 16. FORM 10-K SUMMARY

None.

2019 Form 10-K | 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AbbVie Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AbbVie Inc.
By:	/s/ RICHARD A. GONZALEZ
	Name:	Richard A. Gonzalez
	Title:	Chairman of the Board and Chief Executive Officer
Date:	February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbbVie Inc. on February 21, 2020 in the capacities indicated below.

/s/ RICHARD A. GONZALEZ	/s/ ROBERT A. MICHAEL
Richard A. Gonzalez Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Robert A. Michael Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ BRIAN L. DURKIN
Brian L. Durkin Vice President, Controller (Principal Accounting Officer)

/s/ ROBERT J. ALPERN, M.D.	/s/ ROXANNE S. AUSTIN
Robert J. Alpern, M.D. Director of AbbVie Inc.	Roxanne S. Austin Director of AbbVie Inc.

/s/ WILLIAM H.L. BURNSIDE	/s/ BRETT J. HART
William H.L. Burnside Director of AbbVie Inc.	Brett J. Hart Director of AbbVie Inc.

/s/ EDWARD M. LIDDY	/s/ MELODY B. MEYER
Edward M. Liddy Director of AbbVie Inc.	Melody B. Meyer Director of AbbVie Inc.

/s/ EDWARD J. RAPP	/s/ REBECCA B. ROBERTS
Edward J. Rapp Director of AbbVie Inc.	Rebecca B. Roberts Director of AbbVie Inc.

/s/ GLENN F. TILTON	/s/ FREDERICK H. WADDELL
Glenn F. Tilton Director of AbbVie Inc.	Frederick H. Waddell Director of AbbVie Inc.

102 | 2019 Form 10-K