Form 10-Q
period 2020-03-31
AbbVie Inc.
filed 2020-05-08
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ABBV	New York Stock Exchange
Chicago Stock Exchange
1.375% Senior Notes due 2024	ABBV24	New York Stock Exchange
0.750% Senior Notes due 2027	ABBV27	New York Stock Exchange
2.125% Senior Notes due 2028	ABBV28	New York Stock Exchange
1.250% Senior Notes due 2031	ABBV31	New York Stock Exchange
As of April 30, 2020, AbbVie Inc. had 1,476,742,215 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

2020 Form 10-Q |	1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2020	2019
Net revenues	$8,619	$7,828

Cost of products sold	1,942	1,694
Selling, general and administrative	1,695	1,680
Research and development	1,379	1,289
Acquired in-process research and development	—	155
Total operating costs and expenses	5,016	4,818
Operating earnings	3,603	3,010

Interest expense, net	428	325
Net foreign exchange loss	5	6
Other expense, net	72	135
Earnings before income tax expense	3,098	2,544
Income tax expense	88	88
Net earnings	$3,010	$2,456

Per share data
Basic earnings per share	$2.02	$1.65
Diluted earnings per share	$2.02	$1.65

Weighted-average basic shares outstanding	1,481	1,480
Weighted-average diluted shares outstanding	1,484	1,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2020	2019
Net earnings	$3,010	$2,456

Foreign currency translation adjustments, net of tax expense (benefit) of $(8) for the three months ended March 31, 2020 and $1 for the three months ended March 31, 2019	(227)	(103)
Net investment hedging activities, net of tax expense (benefit) of $20 for the three months ended March 31, 2020 and $19 for the three months ended March 31, 2019	72	65
Pension and post-employment benefits, net of tax expense (benefit) of $15 for the three months ended March 31, 2020 and $6 for the three months ended March 31, 2019	56	25
Marketable security activities, net of tax expense (benefit) of $— for the three months ended March 31, 2020 and $— for the three months ended March 31, 2019	—	7
Cash flow hedging activities, net of tax expense (benefit) of $(2) for the three months ended March 31, 2020 and $(7) for the three months ended March 31, 2019	(2)	(30)
Other comprehensive loss	(101)	(36)
Comprehensive income	$2,909	$2,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and equivalents	$41,142	$39,924
Accounts receivable, net	6,362	5,428
Inventories	1,844	1,813
Prepaid expenses and other	2,410	2,354
Total current assets	51,758	49,519

Investments	78	93
Property and equipment, net	2,961	2,962
Intangible assets, net	18,203	18,649
Goodwill	15,561	15,604
Other assets	2,638	2,288
Total assets	$91,199	$89,115

Liabilities and Equity
Current liabilities
Short-term borrowings	$6	$—
Current portion of long-term debt and finance lease obligations	3,756	3,753
Accounts payable and accrued liabilities	12,709	11,832
Total current liabilities	16,471	15,585

Long-term debt and finance lease obligations	63,284	62,975
Deferred income taxes	959	1,130
Other long-term liabilities	17,900	17,597

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,786,240,964 shares issued as of March 31, 2020 and 1,781,582,608 as of December 31, 2019	18	18
Common stock held in treasury, at cost, 309,566,303 shares as of March 31, 2020 and 302,671,146 as of December 31, 2019	(25,110)	(24,504)
Additional paid-in capital	15,401	15,193
Retained earnings	5,973	4,717
Accumulated other comprehensive loss	(3,697)	(3,596)
Total stockholders’ equity (deficit)	(7,415)	(8,172)

Total liabilities and equity	$91,199	$89,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2018	1,479	$18	$(24,108)	$14,756	$3,368	$(2,480)	$(8,446)
Net earnings	—	—	—	—	2,456	—	2,456
Other comprehensive loss, net of tax	—	—	—	—	—	(36)	(36)
Dividends declared	—	—	—	—	(1,590)	—	(1,590)
Purchases of treasury stock	(5)	—	(419)	—	—	—	(419)
Stock-based compensation plans and other	4	—	25	184	—	—	209
Balance at March 31, 2019	1,478	$18	$(24,502)	$14,940	$4,234	$(2,516)	$(7,826)

Balance at December 31, 2019	1,479	$18	$(24,504)	$15,193	$4,717	$(3,596)	$(8,172)
Net earnings	—	—	—	—	3,010	—	3,010
Other comprehensive loss, net of tax	—	—	—	—	—	(101)	(101)
Dividends declared	—	—	—	—	(1,754)	—	(1,754)
Purchases of treasury stock	(7)	—	(643)	—	—	—	(643)
Stock-based compensation plans and other	5	—	37	208	—	—	245
Balance at March 31, 2020	1,477	$18	$(25,110)	$15,401	$5,973	$(3,697)	$(7,415)

The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2020	2019
Cash flows from operating activities
Net earnings	$3,010	$2,456
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	115	118
Amortization of intangible assets	444	385
Change in fair value of contingent consideration liabilities	72	169
Stock-based compensation	219	189
Upfront costs and milestones related to collaborations	40	195
Other, net	1	(33)
Changes in operating assets and liabilities:
Accounts receivable	(1,025)	(316)
Inventories	(107)	(128)
Prepaid expenses and other assets	(19)	(112)
Accounts payable and other liabilities	1,065	94
Cash flows from operating activities	3,815	3,017

Cash flows from investing activities
Acquisitions and investments	(12)	(320)
Acquisitions of property and equipment	(125)	(107)
Purchases of investment securities	(13)	(194)
Sales and maturities of investment securities	26	594
Other	(5)	—
Cash flows from investing activities	(129)	(27)

Cash flows from financing activities
Net change in commercial paper borrowings	—	(200)
Repayments of other short-term borrowings	—	(3,000)
Dividends paid	(1,763)	(1,588)
Purchases of treasury stock	(643)	(620)
Proceeds from the exercise of stock options	12	4
Payments of contingent consideration liabilities	(53)	—
Other, net	25	21
Cash flows from financing activities	(2,422)	(5,383)
Effect of exchange rate changes on cash and equivalents	(46)	1
Net change in cash and equivalents	1,218	(2,392)
Cash and equivalents, beginning of period	39,924	7,289

Cash and equivalents, end of period	$41,142	$4,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	6

AbbVie Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1    Basis of Presentation

Basis of Historical Presentation
The unaudited interim condensed consolidated financial statements of AbbVie Inc. (AbbVie or the company) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU No. 2016-13
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard changes how credit losses are measured for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, the standard requires the use of a new forward-looking "expected credit loss" model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. AbbVie adopted the standard in the first quarter of 2020. The adoption did not have a material impact on the company's consolidated financial statements.
Upon adoption of the standard, accounts receivable are stated at amortized cost less allowance for credit losses. The allowance for credit losses reflects the best estimate of future losses over the contractual life of outstanding accounts receivable and is determined on the basis of historical experience, specific allowances for known troubled accounts, other currently available information including customer financial condition, and both current and forecasted economic conditions. The allowance for credit losses was $46 million at March 31, 2020. There were no significant changes in credit loss risk factors that impacted the company's recorded allowance during the three months ended March 31, 2020.
Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2019-12
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard includes simplifications related to accounting for income taxes including removing certain exceptions related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for AbbVie starting with the first quarter of 2021. AbbVie is currently assessing the impact of this guidance on its consolidated financial statements.

2020 Form 10-Q |	7

Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended March 31,
(in millions)	2020	2019
Interest expense	$563	$387
Interest income	(135)	(62)
Interest expense, net	$428	$325

Inventories

(in millions)	March 31, 2020	December 31, 2019
Finished goods	$546	$485
Work-in-process	932	942
Raw materials	366	386
Inventories	$1,844	$1,813

Property and Equipment

(in millions)	March 31, 2020	December 31, 2019
Property and equipment, gross	$8,250	$8,188
Accumulated depreciation	(5,289)	(5,226)
Property and equipment, net	$2,961	$2,962

Depreciation expense was $115 million for the three months ended March 31, 2020 and $118 million for the three months ended March 31, 2019.

2020 Form 10-Q |	8

Note 3    Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended March 31,
(in millions, except per share data)	2020	2019
Basic EPS
Net earnings	$3,010	$2,456
Earnings allocated to participating securities	14	12
Earnings available to common shareholders	$2,996	$2,444
Weighted-average basic shares outstanding	1,481	1,480
Basic earnings per share	$2.02	$1.65

Diluted EPS
Net earnings	$3,010	$2,456
Earnings allocated to participating securities	14	12
Earnings available to common shareholders	$2,996	$2,444
Weighted-average shares of common stock outstanding	1,481	1,480
Effect of dilutive securities	3	3
Weighted-average diluted shares outstanding	1,484	1,483
Diluted earnings per share	$2.02	$1.65

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
The transaction is subject to customary closing conditions and regulatory approvals. In March 2020, AbbVie and Allergan signed a consent decree agreement with the staff of the U.S. Federal Trade Commission (FTC) regarding the proposed acquisition. Under the terms of the consent decree, the companies have agreed to divest brazikumab, Allergan's IL-23 inhibitor pipeline product, to AstraZeneca and Zenpep, a treatment for exocrine pancreatic insufficiency, to Nestle. Nestle will also acquire Viokace, another pancreatic enzyme preparation, as part of the same transaction. In March 2020, AbbVie and Allergan received final approval from the European Commission to close the pending transaction which was conditional upon the divestiture of brazikumab. In May 2020, AbbVie and Allergan received final approval from the FTC and the Irish High Court to close the transaction. The transaction is expected to close in May 2020.

2020 Form 10-Q |	9

In anticipation of the proposed acquisition, AbbVie entered into several debt and financing arrangements. See Note 8 for additional information.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $12 million for the three months ended March 31, 2020 and $320 million for the three months ended March 31, 2019. AbbVie recorded no acquired in-process research and development (IPR&D) charges for the three months ended March 31, 2020 and recorded acquired IPR&D charges of $155 million for the three months ended March 31, 2019.
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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended March 31,
(in millions)	2020	2019
United States - Janssen's share of profits (included in cost of products sold)	$450	$386
International - AbbVie's share of profits (included in net revenues)	266	193
Global - AbbVie's share of other costs (included in respective line items)	70	72

AbbVie’s receivable from Janssen, included in accounts receivable, net, was $298 million at March 31, 2020 and $235 million at December 31, 2019. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $445 million at March 31, 2020 and $455 million at December 31, 2019.

2020 Form 10-Q |	10

Note 6    Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2019	$15,604
Foreign currency translation adjustments	(43)
Balance as of March 31, 2020	$15,561

The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of March 31, 2020, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	March 31, 2020			December 31, 2019
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$19,538	$(6,687)	$12,851	$19,547	$(6,405)	$13,142
License agreements	7,798	(2,446)	5,352	7,798	(2,291)	5,507
Total intangible assets, net	$27,336	$(9,133)	$18,203	$27,345	$(8,696)	$18,649

Amortization expense was $444 million for the three months ended March 31, 2020 and $385 million for the three months ended March 31, 2019. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings. No intangible asset impairment charges were recorded for the three months ended March 31, 2020 and 2019.
Note 7    Restructuring Plans

AbbVie recorded restructuring charges of $17 million for the three months ended March 31, 2020 and $167 million for the three months ended March 31, 2019.
The following table summarizes the cash activity in the restructuring reserve for the three months ended March 31, 2020:

(in millions)
Accrued balance as of December 31, 2019	$140
Restructuring charges	17
Payments and other adjustments	(38)
Accrued balance as of March 31, 2020	$119

2020 Form 10-Q |	11

Note 8    Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company's Annual Report on Form 10-K for the year ended December 31, 2019 for a summary of AbbVie's risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $842 million at March 31, 2020 and $957 million at December 31, 2019, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of March 31, 2020 are reclassified from accumulated other comprehensive income (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
In the third quarter of 2019, the company entered into treasury rate lock agreements with notional amounts totaling $10.0 billion to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the issuance of long-term debt in connection with the proposed acquisition of Allergan. The treasury rate lock agreements were designated as cash flow hedges and recorded at fair value. The agreements were net settled upon issuance of the senior notes in November 2019 and the resulting net gain was recognized in other comprehensive income (loss). This gain is reclassified to interest expense, net over the term of the related debt.
In the fourth quarter of 2019, the company entered into interest rate swap contracts with notional amounts totaling $2.3 billion at March 31, 2020 and December 31, 2019. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. The contracts were designated as cash flow hedges and are recorded at fair value. Realized and unrealized gains or losses are included in AOCI and are reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $8.2 billion at March 31, 2020 and $7.1 billion at December 31, 2019.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had foreign currency forward exchange contracts with notional amounts totaling €971 million, £204 million and CHF62 million as well as €3.6 billion aggregate principal amount of senior Euro notes designated as net investment hedges at March 31, 2020 and December 31, 2019. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
AbbVie is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $6.3 billion at March 31, 2020 and $10.8 billion at December 31, 2019. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2020 Form 10-Q |	12

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	March 31, 2020	December 31, 2019	Balance sheet caption	March 31, 2020	December 31, 2019
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$35	$3	Accounts payable and accrued liabilities	$—	$14
Designated as cash flow hedges	Other assets	2	—	Other long-term liabilities	—	—
Designated as net investment hedges	Prepaid expenses and other	22	—	Accounts payable and accrued liabilities	1	24
Not designated as hedges	Prepaid expenses and other	43	19	Accounts payable and accrued liabilities	12	18
Interest rate swap contracts
Designated as cash flow hedges	Other assets	—	3	Other long-term liabilities	44	—
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	—	2
Designated as fair value hedges	Other assets	133	28	Other long-term liabilities	—	74
Total derivatives		$235	$53		$57	$132
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended March 31,
(in millions)	2020	2019
Foreign currency forward exchange contracts
Designated as cash flow hedges	$49	$3
Designated as net investment hedges	40	—
Interest rate swap contracts designated as cash flow hedges	(46)	—

Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $34 million into cost of products sold for foreign currency cash flow hedges, pre-tax losses of $2 million into interest expense, net for interest rate swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax gains of $60 million for the three months ended March 31, 2020 and $84 million for the three months ended March 31, 2019.

2020 Form 10-Q |	13

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended March 31,
(in millions)	Statement of earnings caption	2020	2019
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$—	$40
Designated as net investment hedges	Interest expense, net	8	—
Not designated as hedges	Net foreign exchange loss	2	15
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	—
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	1	—
Designated as fair value hedges	Interest expense, net	360	112
Debt designated as hedged item in fair value hedges	Interest expense, net	(360)	(112)

Fair Value Measures
The fair value hierarchy consists of the following three levels:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2020:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$41,142	$1,272	$39,870	$—
Debt securities	3	—	3	—
Interest rate swap contracts	133	—	133	—
Foreign currency contracts	102	—	102	—
Total assets	$41,380	$1,272	$40,108	$—
Liabilities
Interest rate swap contracts	$44	$—	$44	$—
Foreign currency contracts	13	—	13	—
Contingent consideration	7,359	—	—	7,359
Total liabilities	$7,416	$—	$57	$7,359

2020 Form 10-Q |	14

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of December 31, 2019:

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
The fair value of the company's contingent consideration liabilities as of March 31, 2020 was calculated using the following significant unobservable inputs:

	Range	Weighted average(a)
Discount rate	2.2% - 3.5%	2.8%
Probability of payment for unachieved milestones	16% - 57%	54%
Probability of payment for royalties by indication(b)	16% - 100%	89%
Projected year of payments	2020 - 2034	2027
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excludes early stage indications with 0% estimated probability of payment and includes approved indications with 100% probability of payment. Excluding approved indications, the estimated probability of payment ranged from 16% to 56% at March 31, 2020.

2020 Form 10-Q |	15

There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Three months ended March 31,
(in millions)	2020	2019
Beginning balance	$7,340	$4,483
Change in fair value recognized in net earnings	72	169
Payments	(53)	—
Ending balance	$7,359	$4,652

The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of March 31, 2020 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$6	$6	$—	$6	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	3,756	3,757	3,750	7	—
Long-term debt and finance lease obligations, excluding fair value hedges	62,974	66,176	66,157	19	—
Total liabilities	$66,736	$69,939	$69,907	$32	$—

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

AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $75 million as of March 31, 2020 and $66 million as of December 31, 2019. No significant cumulative upward or downward adjustments have been recorded for these investments as of March 31, 2020.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 70% as of March 31, 2020 and 68% as of December 31, 2019, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.

2020 Form 10-Q |	16

HUMIRA (adalimumab) is AbbVie’s single largest product and accounted for approximately 55% of AbbVie’s total net revenues for the three months ended March 31, 2020 and 57% for the three months ended March 31, 2019.
Debt and Credit Facilities
Allergan-Related Financing
In connection with the proposed acquisition of Allergan, in November 2019, the company issued $30.0 billion aggregate principal amount of unsecured senior notes. Additional information on the terms of these notes is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2019. AbbVie expects to use the net proceeds to fund a portion of the aggregate cash consideration due to Allergan shareholders in connection with the proposed acquisition described in Note 4 and to pay related fees and expenses. Pending the consummation of the proposed Allergan acquisition, the net proceeds from the offering are permitted to be invested temporarily in short-term investments. All of the notes are subject to special mandatory redemption at a redemption price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest if the proposed acquisition of Allergan is not completed by January 30, 2021 or the company notifies the trustee in respect of the notes that it will not pursue the consummation of the proposed Allergan acquisition.
In July 2019, AbbVie entered into a term loan credit agreement with an aggregate principal amount of $6.0 billion consisting of a $1.5 billion 364-day term loan tranche, a $2.5 billion three-year term loan tranche and a $2.0 billion five-year term loan tranche. No amounts were drawn under the term loan credit agreement at March 31, 2020.
In October 2019, AbbVie commenced offers to exchange any and all outstanding notes of certain series issued by Allergan for up to $15.5 billion aggregate principal amount and €3.7 billion aggregate principal amount of new notes to be issued by AbbVie and cash, subject to conditions including the closing of the pending acquisition of Allergan. Concurrently with the offers to exchange the Allergan notes for AbbVie notes, the company solicited consents to adopt certain proposed amendments to each of the indentures governing the Allergan notes to, among other things, eliminate substantially all of the restrictive covenants in such indentures. In November 2019, the company announced that the requisite number of consents had been received to adopt the proposed amendments with respect to all Allergan notes and that Allergan executed a supplemental indenture with respect to each Allergan indenture implementing the amendments, which will become operative only upon settlement of the exchange offers. The expiration of the exchange offers is expected to occur on or about the closing date of AbbVie’s acquisition of Allergan.
Short-Term Borrowings
There were no commercial paper borrowings outstanding as of March 31, 2020 and December 31, 2019. There were no commercial paper borrowings issued during the three months ended March 31, 2020. The weighted-average interest rate on commercial paper borrowings was 2.8% for the three months ended March 31, 2019.
In March 2019, AbbVie repaid its $3.0 billion 364-day term loan credit agreement that was scheduled to mature in June 2019.
Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans		Other post- employment plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2020	2019	2020	2019
Service cost	$92	$67	$12	$6
Interest cost	61	64	9	6
Expected return on plan assets	(135)	(119)	—	—
Amortization of actuarial losses and prior service cost (credit)	55	26	6	(1)
Net periodic benefit cost	$73	$38	$27	$11

The components of net periodic benefit cost other than service cost are included in other expense, net in the condensed consolidated statements of earnings.

2020 Form 10-Q |	17

Note 10 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and is summarized as follows:

	Three months ended March 31,
(in millions)	2020	2019
Cost of products sold	$15	$15
Research and development	92	72
Selling, general and administrative	112	102
Pre-tax compensation expense	219	189
Tax benefit	39	33
After-tax compensation expense	$180	$156

Stock Options
During the three months ended March 31, 2020, primarily in connection with the company's annual grant, AbbVie granted 2.0 million stock options with a weighted-average grant-date fair value of $12.14. As of March 31, 2020, $16 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the three months ended March 31, 2020, primarily in connection with the company's annual grant, AbbVie granted 5.0 million RSUs and performance shares with a weighted-average grant-date fair value of $94.29. As of March 31, 2020, $548 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2020 and 2019:

2020			2019
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
02/20/20	05/15/20	$1.18	11/01/19	02/14/20	$1.18
			09/06/19	11/15/19	$1.07
			06/20/19	08/15/19	$1.07
			02/21/19	05/15/19	$1.07

2020 Form 10-Q |	18

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
Under this authorization, AbbVie repurchased 6 million shares for $500 million during the three months ended March 31, 2020 and 4 million shares for $300 million during the three months ended March 31, 2019. AbbVie's remaining stock repurchase authorization was approximately $3.5 billion as of March 31, 2020.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2020:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2019	$(928)	$9	$(2,965)	$288	$(3,596)
Other comprehensive income (loss) before reclassifications	(227)	78	8	4	(137)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(6)	48	(6)	36
Net current-period other comprehensive income (loss)	(227)	72	56	(2)	(101)
Balance as of March 31, 2020	$(1,155)	$81	$(2,909)	$286	$(3,697)

Other comprehensive loss for the three months ended March 31, 2020 included foreign currency translation adjustments totaling a loss of $227 million, which was principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.
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

Other comprehensive loss for the three months ended March 31, 2019 included foreign currency translation adjustments totaling a loss of $103 million, which was principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.

2020 Form 10-Q |	19

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended March 31,
(in millions) (brackets denote gains)	2020	2019
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(8)	$—
Tax expense	2	—
Total reclassifications, net of tax	$(6)	$—
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$61	$25
Tax benefit	(13)	(5)
Total reclassifications, net of tax	$48	$20
Cash flow hedging activities
Gains on foreign currency forward exchange contracts(c)	$—	$(40)
Gains on treasury rate lock agreements and interest rate swap contracts(a)	(7)	—
Tax expense	1	5
Total reclassifications, net of tax	$(6)	$(35)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 3% for the three months ended March 31, 2020 and 2019. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The effective tax rate for the three months ended March 31, 2020 included the beneficial tax impact of a change in tax rate in a foreign jurisdiction, while the effective tax rate for the three months ended March 31, 2019 included a tax benefit related to the favorable resolution of various tax positions.
Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $50 million.
Note 12 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $300 million as of March 31, 2020 and $290 million as of December 31, 2019. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
Subject to certain exceptions specified in the separation agreement by and between Abbott Laboratories (Abbott) and AbbVie, AbbVie assumed the liability for, and control of, all pending and threatened legal matters related to its business, including liabilities for any claims or legal proceedings related to products that had been part of its business, but were discontinued prior to the

2020 Form 10-Q |	20

distribution, as well as assumed or retained liabilities, and will indemnify Abbott for any liability arising out of or resulting from such assumed legal matters.
One lawsuit against Unimed Pharmaceuticals, LLC, Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others remains pending in the United States District Court for the Northern District of Georgia for pre-trial purposes under the Multi-District Litigation (MDL) Rules as In re: AndroGel Antitrust Litigation, MDL No. 2084. This case, brought by a direct AndroGel purchaser, generally alleges Solvay's 2006 patent litigation settlement agreements and related agreements with three generic companies violate federal antitrust laws. The plaintiff seeks monetary damages and attorneys' fees.
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

2020 Form 10-Q |	21

In February 2020, a shareholder derivative lawsuit that had previously been filed in the United States District Court for the Northern District of Illinois and then voluntarily dismissed was refiled in the United States District Court for the District of Delaware. The lawsuit, Elfers v. Gonzalez, et al., alleges that certain AbbVie directors and officers breached their fiduciary duties in connection with HUMIRA patient and reimbursement support services and other services and items of value, as alleged in the State of California case discussed above, and in connection with the announcements of results of AbbVie’s 2018 Dutch auction tender offer.
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
Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Approximately 100 cases are pending in the United States District Court for the Southern District of Illinois, and approximately 14 others are pending in various federal and state courts. Plaintiffs generally seek compensatory and punitive damages. Approximately eighty percent of these pending cases, plus other unfiled claims, are subject to confidential settlement agreements and are expected to be dismissed with prejudice.
In March 2017, AbbVie filed a lawsuit, AbbVie Inc. v. Novartis Vaccines and Diagnostics, Inc. and Grifols Worldwide Operations Ltd., in the United States District Court for the Northern District of California against Novartis Vaccines and Grifols Worldwide seeking a declaratory judgment that 11 HCV-related patents licensed to AbbVie in 2002 are invalid.
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib capsules (a drug Pharmacyclics sells under the trademark IMBRUVICA®). In February 2018 and March 2020, cases were filed in the United States District Court for the District of Delaware against the following defendants: Sun Pharma Global FZE and Sun Pharmaceutical Industries Ltd.; Zydus Worldwide DMCC and Cadila Healthcare Limited; and Sandoz Inc., and Lek Pharmaceuticals D.D. In each case, Pharmacyclics alleges the defendant’s proposed generic ibrutinib product infringes certain Pharmacyclics patents and seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of IMBRUVICA, is the co-plaintiff in these suits.
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib tablets (a drug Pharmacyclics sells under the trademark IMBRUVICA®). Cases were filed in the United States District Court for the District of Delaware in March 2019 and March 2020 against Alvogen Pine Brook LLC and Natco Pharma Ltd., and in April 2020 against Zydus Worldwide DMCC and Cadila Healthcare Limited. In each case, Pharmacyclics alleges defendants’ proposed generic ibrutinib tablet product infringes certain Pharmacyclics patents. Pharmacyclics seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of IMBRUVICA, is the co-plaintiff in this suit.

2020 Form 10-Q |	22

Note 13 Segment Information

AbbVie operates in one business segment—pharmaceutical products. The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,

(in millions)		2020	2019
Immunology
HUMIRA	United States	$3,656	$3,215
	International	1,047	1,231
	Total	$4,703	$4,446
SKYRIZI	United States	$266	$—
	International	34	—
	Total	$300	$—
RINVOQ	United States	$82	$—
	International	4	—
	Total	$86	$—
Hematologic Oncology
IMBRUVICA	United States	$966	$829
	Collaboration revenues	266	193
	Total	$1,232	$1,022
VENCLEXTA	United States	$201	$105
	International	116	46
	Total	$317	$151
HCV
MAVYRET	United States	$234	$403
	International	325	387
	Total	$559	$790
VIEKIRA	International	$5	$25
Other Key Products
Creon	United States	$276	$227
Lupron	United States	$195	$191
	International	38	38
	Total	$233	$229
Synthroid	United States	$205	$182
Synagis	International	$270	$287
Duodopa	United States	$25	$22
	International	99	89
	Total	$124	$111
Sevoflurane	United States	$16	$17
	International	63	75
	Total	$79	$92
Kaletra	United States	$14	$13
	International	72	65
	Total	$86	$78
ORILISSA	United States	$30	$13
	International	1	—
	Total	$31	$13
AndroGel	United States	$8	$74
All other		$105	$101
Total net revenues		$8,619	$7,828

2020 Form 10-Q |	23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of March 31, 2020 and December 31, 2019 and the results of operations for the three months ended March 31, 2020 and 2019. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
Financial Results
The company's financial performance for the three months ended March 31, 2020 included delivering worldwide net revenues of $8.6 billion, operating earnings of $3.6 billion, diluted earnings per share of $2.02 and cash flows from operations of $3.8 billion. Worldwide net revenues grew by 11% on a constant currency basis and reflected growth in the immunology portfolio from SKYRIZI, RINVOQ and the continued strength of HUMIRA in the U.S. as well as revenue growth from IMBRUVICA and VENCLEXTA. Additionally, net revenues included an inventory stocking benefit related to the COVID-19 pandemic. This stocking benefit is expected to reverse in the second quarter of 2020.
Diluted earnings per share was $2.02 for the three months ended March 31, 2020 and included the following after-tax costs: (i) $371 million related to the amortization of intangible assets; (ii) $158 million of expenses related to the proposed Allergan

2020 Form 10-Q |	24

acquisition; (iii) $115 million for milestones and other research and development (R&D) expenses; and (iv) $72 million for the change in fair value of contingent consideration liabilities. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
In addition to these financial results, AbbVie continued to advance and augment its pipeline as further described below under the heading “Research and Development.”
Impact of the Coronavirus Disease 2019 (COVID-19)
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and around the world. In response to the growing public health crisis, AbbVie has partnered with global authorities to support the experimental use of the HIV medicine Kaletra/Aluvia (lopinavir/ritonavir) to determine its efficacy in the treatment of COVID-19. Additionally, AbbVie announced a donation of $35 million to increase healthcare capacity, supply critical equipment and deliver food and essential supplies during the crisis. AbbVie continues to closely manage manufacturing and supply chain resources around the world to help ensure that patients continue to receive an uninterrupted supply of their medicines. Clinical trial sites are being monitored locally to protect the safety of study participants, staff and employees. While the impact of COVID-19 on AbbVie's operations to date has not been material, AbbVie expects this matter could negatively impact its results of operations throughout the duration of the outbreak. The extent to which COVID-19 may impact AbbVie's financial condition and results of operations is uncertain.
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
Significant Programs and Developments
Immunology
RINVOQ

•
In February 2020, AbbVie announced top-line results from its second Phase 3 clinical trial of RINVOQ in adult patients with active psoriatic arthritis (PsA). Results from the SELECT-PsA 1 study, which evaluated RINVOQ versus placebo in patients who did not adequately respond to treatment with one or more non-biologic disease-modifying anti-rheumatic drugs (DMARDs), showed that both doses of RINVOQ met the primary and key secondary endpoints. The safety profile was consistent with that of previous studies across indications, with no new safety risks detected.

Oncology
IMBRUVICA

•
In April 2020, AbbVie received U.S. Food and Drug Administration (FDA) approval for the use of IMBRUVICA in combination with rituximab for the treatment of previously untreated patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL).

2020 Form 10-Q |	25

VENCLEXTA

•
In February 2020, AbbVie announced that the Phase 3 VIALE-C trial of VENCLEXTA in combination with low-dose cytarabine in newly-diagnosed patients with acute myeloid leukemia (AML) did not meet its primary endpoint.

•	In March 2020, AbbVie announced that top-line results from its Phase 3 VIALE-A trial of VENCLEXTA in combination with azacitidine in patients with AML met its primary endpoints.

•	In March 2020, AbbVie received European Commission (EC) approval of VENCLYXTO in combination with obinutuzumab for patients with previously untreated CLL.
Virology/Liver Disease
MAVYRET

•
In March 2020, AbbVie announced that the EC granted marketing authorization for MAVIRET to shorten once-daily treatment duration from 12 to 8 weeks in treatment-naïve, compensated cirrhotic, chronic HCV patients with genotype 3 infection.

For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

	Three months ended March 31,		Percent change
			At actual currency rates	At constant currency rates
(dollars in millions)	2020	2019
United States	$6,158	$5,270	16.8%	16.8%
International	2,461	2,558	(3.8)%	(2.0)%
Net revenues	$8,619	$7,828	10.1%	10.7%

2020 Form 10-Q |	26

The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,		Percent change
				At actual currency rates	At constant currency rates
(dollars in millions)		2020	2019
Immunology
HUMIRA	United States	$3,656	$3,215	13.7%	13.7%
	International	1,047	1,231	(14.9)%	(12.8)%
	Total	$4,703	$4,446	5.8%	6.4%
SKYRIZI	United States	$266	$—	n/m	n/m
	International	34	—	n/m	n/m
	Total	$300	$—	n/m	n/m
RINVOQ	United States	$82	$—	n/m	n/m
	International	4	—	n/m	n/m
	Total	$86	$—	n/m	n/m
Hematologic Oncology
IMBRUVICA	United States	$966	$829	16.6%	16.6%
	Collaboration revenues	266	193	37.9%	37.9%
	Total	$1,232	$1,022	20.6%	20.6%
VENCLEXTA	United States	$201	$105	91.5%	91.5%
	International	116	46	>100.0	>100.0
	Total	$317	$151	>100.0	>100.0
HCV
MAVYRET	United States	$234	$403	(42.0)%	(42.0)%
	International	325	387	(16.0)%	(14.7)%
	Total	$559	$790	(29.2)%	(28.6)%
VIEKIRA	International	$5	$25	(81.2)%	(80.6)%
Other Key Products
Creon	United States	$276	$227	21.9%	21.9%
Lupron	United States	$195	$191	2.1%	2.1%
	International	38	38	(0.3)%	2.1%
	Total	$233	$229	1.7%	2.1%
Synthroid	United States	$205	$182	12.3%	12.3%
Synagis	International	$270	$287	(5.6)%	(4.1)%
Duodopa	United States	$25	$22	10.2%	10.2%
	International	99	89	12.0%	14.9%
	Total	$124	$111	11.7%	14.0%
Sevoflurane	United States	$16	$17	(6.1)%	(6.1)%
	International	63	75	(15.8)%	(13.5)%
	Total	$79	$92	(14.0)%	(12.2)%
Kaletra	United States	$14	$13	3.2%	3.2%
	International	72	65	10.8%	13.1%
	Total	$86	$78	9.5%	11.4%
ORILISSA	United States	$30	$13	>100.0	>100.0
	International	1	—	>100.0	>100.0
	Total	$31	$13	>100.0	>100.0
AndroGel	United States	$8	$74	(89.1)%	(89.1)%
All other		$105	$101	2.8%	4.4%
Total net revenues		$8,619	$7,828	10.1%	10.7%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global HUMIRA sales increased 6% for the three months ended March 31, 2020 primarily driven by market growth across therapeutic categories and the timing of COVID-19 inventory stocking impacts, offset by direct biosimilar competition in certain international markets. In the United States, HUMIRA sales increased 14% for the three months ended March 31, 2020 driven by market growth across all indications. Additionally, U.S. HUMIRA sales in the first quarter included approximately $65 million of

2020 Form 10-Q |	27

COVID-19 inventory stocking. Internationally, HUMIRA revenues decreased 13% for the three months ended March 31, 2020 primarily driven by direct biosimilar competition in certain international markets, partially offset by approximately $35 million of COVID-19 inventory stocking.
Net revenues for SKYRIZI were $300 million for the three months ended March 31, 2020 following the April 2019 regulatory approvals for the treatment of moderate to severe plaque psoriasis.
Net revenues for RINVOQ were $86 million for the three months ended March 31, 2020 following the August 2019 FDA approval and December 2019 EC approval for the treatment of moderate to severe rheumatoid arthritis.
Net revenues for IMBRUVICA represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of IMBRUVICA profit. AbbVie's global IMBRUVICA revenues increased 21% for the three months ended March 31, 2020 as a result of continued penetration of IMBRUVICA for patients with CLL as well as approximately $45 million of COVID-19 inventory stocking.
Net revenues for VENCLEXTA increased by more than 100% for the three months ended March 31, 2020 primarily due to continued expansion of VENCLEXTA for the treatment of patients with first-line CLL and relapsed/refractory CLL.
Global MAVYRET sales decreased by 29% for the three months ended March 31, 2020 primarily driven by competitive dynamics in the U.S. and lower patient volumes in certain international markets.
Net revenues for Creon increased 22% for the three months ended March 31, 2020 primarily driven by continued market growth as well as approximately $11 million of COVID-19 inventory stocking. Creon maintains market leadership in the pancreatic enzyme market.
Gross Margin

	Three months ended March 31,
(dollars in millions)	2020	2019	% change
Gross margin	$6,677	$6,134	9%
as a % of net revenues	77%	78%
Gross margin as a percentage of net revenues decreased for the three months ended March 31, 2020 compared to the prior year. Gross margin percentage for the three months ended March 31, 2020 was unfavorably impacted by collaboration profit sharing arrangements for IMBRUVICA and VENCLEXTA as well as higher intangible asset amortization.
Selling, General and Administrative

	Three months ended March 31,
(dollars in millions)	2020	2019	% change
Selling, general and administrative	$1,695	$1,680	1%
as a % of net revenues	20%	21%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues decreased for the three months ended March 31, 2020 compared to the prior year. SG&A expense percentage for the three months ended March 31, 2020 was favorably impacted by leverage from revenue growth and lower restructuring charges compared to the prior year. These impacts were partially offset by higher product launch expenses, transaction costs associated with the proposed Allergan acquisition and charitable contributions to support COVID-19 global pandemic relief efforts.

2020 Form 10-Q |	28

Research and Development and Acquired In-Process Research and Development

	Three months ended March 31,
(dollars in millions)	2020	2019	% change
Research and development	$1,379	$1,289	7%
as a % of net revenues	16%	16%
Acquired in-process research and development	$—	$155	(100)%
R&D expenses as a percentage of net revenues were flat for the three months ended March 31, 2020 compared to the prior year. R&D expenses included continued funding to support all stages of the company's emerging pipeline assets.
Acquired in-process research and development (IPR&D) expenses reflect upfront payments related to various collaborations. There were no individually significant transactions during the three months ended March 31, 2020 and 2019.
Other Non-Operating Expenses

	Three months ended March 31,
(in millions)	2020	2019
Interest expense	$563	$387
Interest income	(135)	(62)
Interest expense, net	$428	$325

Net foreign exchange loss	$5	$6
Other expense, net	72	135
Interest expense increased for the three months ended March 31, 2020 compared to the prior year primarily due to incremental interest and debt issuance costs associated with financing the proposed Allergan acquisition partially offset by the favorable impact of lower interest rates on the company’s debt obligations.
Interest income increased for the three months ended March 31, 2020 compared to the prior year primarily due to a higher average cash and cash equivalents balance partially offset by the unfavorable impact of lower interest rates.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $72 million for the three months ended March 31, 2020 and $169 million for the three months ended March 31, 2019. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three months ended March 31, 2020, the change in fair value represented the passage of time partially offset by higher discount rates. For the three months ended March 31, 2019, the change in fair value represented lower discount rates and the passage of time.
Income Tax Expense
The effective tax rate was 3% for the three months ended March 31, 2020 and 2019. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The effective tax rate for the three months ended March 31, 2020 included the beneficial tax impact of a change in tax rate in a foreign jurisdiction, while the effective tax rate for the three months ended March 31, 2019 included a tax benefit related to the favorable resolution of various tax positions.

2020 Form 10-Q |	29

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
(in millions)	2020	2019
Cash flows provided by (used in):
Operating activities	$3,815	$3,017
Investing activities	(129)	(27)
Financing activities	(2,422)	(5,383)
Operating cash flows for the three months ended March 31, 2020 increased compared to the prior year due to earnings growth and the timing of working capital cash flows.
Investing cash flows for the three months ended March 31, 2020 included capital expenditures of $125 million, net sales and maturities of investment securities totaling $13 million and payments made for acquisitions and investments of $12 million. Investing cash flows for the three months ended March 31, 2019 included net sales and maturities of investment securities totaling $400 million, payments made for acquisitions and investments of $320 million and capital expenditures of $107 million.
Financing cash flows included cash dividend payments of $1.8 billion for the three months ended March 31, 2020 and $1.6 billion for the three months ended March 31, 2019. The increase in cash dividend payments was driven by an increase in the quarterly dividend rate. On February 20, 2020, the board of directors declared a quarterly cash dividend of $1.18 per share for stockholders of record at the close of business on April 15, 2020, payable on May 15, 2020. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. Under this authorization, AbbVie repurchased 6 million shares for $500 million during the three months ended March 31, 2020 and 4 million shares for $300 million during the three months ended March 31, 2019. AbbVie cash-settled $201 million of its December 2018 open market purchases in January 2019.
There were no commercial paper borrowings outstanding as of March 31, 2020 and December 31, 2019. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
In connection with the proposed acquisition of Allergan, in July 2019, AbbVie entered into a $6.0 billion term loan credit agreement. In October 2019, AbbVie commenced offers to exchange any and all outstanding notes of certain series issued by Allergan for up to $15.5 billion aggregate principal amount and €3.7 billion aggregate principal amount of new notes to be issued by AbbVie and cash, subject to conditions including the closing of the proposed acquisition. See Note 8 to the Condensed Consolidated Financial Statements for additional information.
Credit Risk
AbbVie monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. AbbVie regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. AbbVie establishes an allowance for credit losses equal to the estimate of future losses over the contractual life of outstanding accounts receivable. AbbVie may also utilize factoring arrangements to mitigate credit risk, although the receivables included in such arrangements have historically not been a significant amount of total outstanding receivables.
AbbVie continues to do business with foreign governments in certain countries significantly impacted by the COVID-19 pandemic. AbbVie has assessed credit risk in these countries and currently does not believe the economic conditions in these countries will have a significant impact on the company’s liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance of receivables outstanding as of March 31, 2020. AbbVie will continue to monitor information as it becomes available with respect to COVID-19 and evaluate any expected impact on the company’s receivables.

2020 Form 10-Q |	30

Credit Facility, Access to Capital and Credit Ratings
Credit Facility
AbbVie currently has a $4.0 billion five-year revolving credit facility that matures in August 2024. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At March 31, 2020, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of March 31, 2020 and December 31, 2019.
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
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in the company’s application of its critical accounting policies during the three months ended March 31, 2020.
FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q may be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, and changes to laws and regulations applicable to our industry. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2019, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2019.

2020 Form 10-Q |	31

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended March 31, 2020.

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

2020 Form 10-Q |	32

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in AbbVie’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the following:
Public health outbreaks, epidemics or pandemics, such as the coronavirus (COVID-19), could adversely impact AbbVie's operations and financial condition.
Public health outbreaks, epidemics or pandemics could adversely impact AbbVie's operations and financial condition. In March 2020, a novel strain of coronavirus (COVID-19) was designated a global pandemic and many countries, including the United States, declared national emergencies and implemented preventive measures such as travel bans and shelter in place or total lock-down orders. The spread of COVID-19 has caused AbbVie to modify its business practices (including instituting remote work for many of AbbVie's employees), and AbbVie may take further actions as may be required by government authorities or as AbbVie determines are in the best interests of AbbVie's employees, patients, customers and business partners.
The impact of COVID-19 on AbbVie's operations, including, among others, its manufacturing and supply chain, sales and marketing, commercial and clinical trial operations, to-date has not been material, but over the long-term is uncertain and cannot be predicted with confidence. The extent of the adverse impact of COVID-19 on AbbVie's operations will depend on the extent and severity of the continued spread of COVID-19 globally, the timing and nature of actions taken to respond to COVID-19 and the resulting economic consequences. Ultimately, the outbreak could have a material adverse impact on AbbVie's operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 – January 31, 2020	973	(1)	$89.80	(1)	—	$3,950,021,071
February 1, 2020 – February 29, 2020	2,453,899	(1)	$83.66	(1)	2,452,782	$3,744,836,046
March 1, 2020 – March 31, 2020	3,391,136	(1)	$88.02	(1)	3,341,886	$3,450,069,690
Total	5,846,008	(1)	$86.19	(1)	5,794,668	$3,450,069,690

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 973 in January; 1,117 in February; and 49,250 in March.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2020 Form 10-Q |	33

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

2.1	Amendment to the Transaction Agreement, dated as of May 5, 2020, between AbbVie Inc., Allergan plc and Venice Subsidiary, LLC.

10.1	Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement*

10.2	Form of AbbVie Inc. Performance Share Award Agreement*

10.3	Form of AbbVie Inc. Non-Employee Director RSU Agreement (US)*

10.4	Form of AbbVie Inc. Non-Qualified Stock Option Agreement*

10.5	Form of AbbVie Inc. Retention RSU Agreement - Ratable Vesting*

10.6	AbbVie Non-Employee Directors' Fee Plan, as amended and restated.*

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2020 Form 10-Q |	34

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Robert A. Michael
Robert A. Michael
Executive Vice President,
Chief Financial Officer

Date: May 8, 2020

2020 Form 10-Q |	35