Form 10-Q
period 2020-06-30
AbbVie Inc.
filed 2020-08-04
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
As of July 28, 2020, AbbVie Inc. had 1,764,833,246 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

2020 Form 10-Q |	1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Net revenues	$10,425	$8,255	$19,044	$16,083

Cost of products sold	3,711	1,819	5,653	3,513
Selling, general and administrative	3,527	1,654	5,222	3,334
Research and development	1,582	1,291	2,961	2,580
Acquired in-process research and development	853	91	853	246
Total operating costs and expenses	9,673	4,855	14,689	9,673
Operating earnings	752	3,400	4,355	6,410

Interest expense, net	614	309	1,042	634
Net foreign exchange loss	29	6	34	12
Other expense, net	802	2,278	874	2,413
Earnings (loss) before income tax expense	(693)	807	2,405	3,351
Income tax expense	46	66	134	154
Net earnings (loss)	(739)	741	2,271	3,197
Net loss attributable to noncontrolling interest	(1)	—	(1)	—
Net earnings (loss) attributable to AbbVie Inc.	$(738)	$741	$2,272	$3,197

Per share data
Basic earnings (loss) per share attributable to AbbVie Inc.	$(0.46)	$0.49	$1.44	$2.15
Diluted earnings (loss) per share attributable to AbbVie Inc.	$(0.46)	$0.49	$1.43	$2.14

Weighted-average basic shares outstanding	1,647	1,480	1,564	1,480
Weighted-average diluted shares outstanding	1,647	1,484	1,568	1,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Net earnings (loss)	$(739)	$741	$2,271	$3,197

Foreign currency translation adjustments, net of tax expense (benefit) of $4 for the three months and $(4) for the six months ended June 30, 2020 and $5 for the three months and $6 for the six months ended June 30, 2019	441	71	214	(32)
Net investment hedging activities, net of tax expense (benefit) of $(60) for the three months and $(40) for the six months ended June 30, 2020 and $(11) for the three months and $8 for the six months ended June 30, 2019	(213)	(37)	(141)	28
Pension and post-employment benefits, net of tax expense (benefit) of $12 for the three months and $27 for the six months ended June 30, 2020 and $6 for the three months and $12 for the six months ended June 30, 2019	43	20	99	45
Marketable security activities, net of tax expense (benefit) of $— for the three months and $— for the six months ended June 30, 2020 and $— for the three months and $— for the six months ended June 30, 2019	—	4	—	11
Cash flow hedging activities, net of tax expense (benefit) of $(2) for the three months and $(4) for the six months ended June 30, 2020 and $(2) for the three months and $(9) for the six months ended June 30, 2019	(9)	(33)	(11)	(63)
Other comprehensive income (loss)	262	25	161	(11)
Comprehensive income (loss)	(477)	766	2,432	3,186
Comprehensive loss attributable to noncontrolling interest, net of tax	(1)	—	(1)	—
Comprehensive income (loss) attributable to AbbVie Inc.	$(476)	$766	$2,433	$3,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and equivalents	$6,017	$39,924
Short-term investments	23	—
Accounts receivable, net	8,354	5,428
Inventories	4,059	1,813
Prepaid expenses and other	2,803	2,354
Total current assets	21,256	49,519

Investments	225	93
Property and equipment, net	4,908	2,962
Intangible assets, net	76,463	18,649
Goodwill	42,669	15,604
Other assets	4,009	2,288
Total assets	$149,530	$89,115

Liabilities and Equity
Current liabilities
Short-term borrowings	$64	$—
Current portion of long-term debt and finance lease obligations	5,307	3,753
Accounts payable and accrued liabilities	19,275	11,832
Total current liabilities	24,646	15,585

Long-term debt and finance lease obligations	82,061	62,975
Deferred income taxes	4,785	1,130
Other long-term liabilities	23,306	17,597

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,788,423,670 shares issued as of June 30, 2020 and 1,781,582,608 as of December 31, 2019	18	18
Common stock held in treasury, at cost, 24,140,541 shares as of June 30, 2020 and 302,671,146 as of December 31, 2019	(1,958)	(24,504)
Additional paid-in capital	16,953	15,193
Retained earnings	3,130	4,717
Accumulated other comprehensive loss	(3,435)	(3,596)
Total stockholders’ equity (deficit)	14,708	(8,172)
Noncontrolling interest	24	—
Total equity (deficit)	14,732	(8,172)

Total liabilities and equity	$149,530	$89,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at March 31, 2019	1,478	$18	$(24,502)	$14,940	$4,234	$(2,516)	$—	$(7,826)
Net earnings attributable to AbbVie Inc.	—	—	—	—	741	—	—	741
Other comprehensive income, net of tax	—	—	—	—	—	25	—	25
Dividends declared	—	—	—	—	(1,591)	—	—	(1,591)
Purchases of treasury stock	—	—	(3)	—	—	—	—	(3)
Stock-based compensation plans and other	—	—	—	88	—	—	—	88
Balance at June 30, 2019	1,478	$18	$(24,505)	$15,028	$3,384	$(2,491)	$—	$(8,566)

Balance at March 31, 2020	1,477	$18	$(25,110)	$15,401	$5,973	$(3,697)	$—	$(7,415)
Net loss attributable to AbbVie Inc.	—	—	—	—	(738)	—	—	(738)
Other comprehensive income, net of tax	—	—	—	—	—	262	—	262
Dividends declared	—	—	—	—	(2,105)	—	—	(2,105)
Common shares and equity awards issued for acquisition of Allergan plc	286	—	23,166	1,243		—	—	24,409
Purchases of treasury stock	—	—	(19)	—	—	—	—	(19)
Stock-based compensation plans and other	1	—	5	309	—	—	—	314
Change in noncontrolling interest	—	—	—	—	—	—	24	24
Balance at June 30, 2020	1,764	$18	$(1,958)	$16,953	$3,130	$(3,435)	$24	$14,732

Balance at December 31, 2018	1,479	$18	$(24,108)	$14,756	$3,368	$(2,480)	$—	$(8,446)
Net earnings attributable to AbbVie Inc.	—	—	—	—	3,197	—	—	3,197
Other comprehensive loss, net of tax	—	—	—	—	—	(11)	—	(11)
Dividends declared	—	—	—	—	(3,181)	—	—	(3,181)
Purchases of treasury stock	(5)	—	(422)	—	—	—	—	(422)
Stock-based compensation plans and other	4	—	25	272	—	—	—	297
Balance at June 30, 2019	1,478	$18	$(24,505)	$15,028	$3,384	$(2,491)	$—	$(8,566)

Balance at December 31, 2019	1,479	$18	$(24,504)	$15,193	$4,717	$(3,596)	$—	$(8,172)
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,272	—	—	2,272
Other comprehensive income, net of tax	—	—	—	—	—	161	—	161
Dividends declared	—	—	—	—	(3,859)	—	—	(3,859)
Common shares and equity awards issued for acquisition of Allergan plc	286	—	23,166	1,243		—	—	24,409
Purchases of treasury stock	(7)	—	(662)	—	—	—	—	(662)
Stock-based compensation plans and other	6	—	42	517	—	—	—	559
Change in noncontrolling interest	—	—	—	—	—	—	24	24
Balance at June 30, 2020	1,764	$18	$(1,958)	$16,953	$3,130	$(3,435)	$24	$14,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2020	2019
Cash flows from operating activities
Net earnings	$2,271	$3,197
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	264	232
Amortization of intangible assets	1,850	773
Deferred income taxes	(257)	72
Change in fair value of contingent consideration liabilities	881	2,473
Stock-based compensation	455	276
Upfront costs and milestones related to collaborations	943	321
Other, net	434	(10)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(543)	(96)
Inventories	(304)	(288)
Prepaid expenses and other assets	240	(270)
Accounts payable and other liabilities	466	(366)
Income tax assets and liabilities, net	204	(820)
Cash flows from operating activities	6,904	5,494

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(38,138)	—
Other acquisitions and investments	(192)	(440)
Acquisitions of property and equipment	(302)	(235)
Purchases of investment securities	(32)	(558)
Sales and maturities of investment securities	1,429	1,066
Other, net	1,454	—
Cash flows from investing activities	(35,781)	(167)

Cash flows from financing activities
Net change in commercial paper borrowings	—	(393)
Repayments of other short-term borrowings	—	(3,000)
Proceeds from issuance of long-term debt	3,000	—
Repayments of long-term debt and finance lease obligations	(3,763)	(4)
Debt issuance costs	(20)	(171)
Dividends paid	(3,515)	(3,180)
Purchases of treasury stock	(662)	(623)
Proceeds from the exercise of stock options	77	5
Payments of contingent consideration liabilities	(129)	(108)
Other, net	20	21
Cash flows from financing activities	(4,992)	(7,453)
Effect of exchange rate changes on cash and equivalents	(38)	9
Net change in cash and equivalents	(33,907)	(2,117)
Cash and equivalents, beginning of period	39,924	7,289

Cash and equivalents, end of period	$6,017	$5,172

Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	$23,979	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	6

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
On May 8, 2020, AbbVie completed its previously announced acquisition of Allergan plc (Allergan). Refer to Note 4 for additional information regarding this acquisition.
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
Upon adoption of the standard, accounts receivable are stated at amortized cost less allowance for credit losses. The allowance for credit losses reflects the best estimate of future losses over the contractual life of outstanding accounts receivable and is determined on the basis of historical experience, specific allowances for known troubled accounts, other currently available information including customer financial condition, and both current and forecasted economic conditions. There were no significant changes in credit loss risk factors that impacted the company's recorded allowance during the six months ended June 30, 2020.
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

2020 Form 10-Q |	7

Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Interest expense	$632	$358	$1,195	$745
Interest income	(18)	(49)	(153)	(111)
Interest expense, net	$614	$309	$1,042	$634

Inventories

(in millions)	June 30, 2020	December 31, 2019
Finished goods	$1,968	$485
Work-in-process	1,363	942
Raw materials	728	386
Inventories	$4,059	$1,813

Property and Equipment

(in millions)	June 30, 2020	December 31, 2019
Property and equipment, gross	$10,327	$8,188
Accumulated depreciation	(5,419)	(5,226)
Property and equipment, net	$4,908	$2,962

Depreciation expense was $149 million for the three months and $264 million for the six months ended June 30, 2020 and $114 million for the three months and $232 million for the six months ended June 30, 2019.

2020 Form 10-Q |	8

Note 3    Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Basic EPS
Net earnings (loss) attributable to AbbVie Inc.	$(738)	$741	$2,272	$3,197
Earnings allocated to participating securities	18	8	28	17
Earnings available to common shareholders	$(756)	$733	$2,244	$3,180
Weighted-average basic shares outstanding	1,647	1,480	1,564	1,480
Basic earnings (loss) per share attributable to AbbVie Inc.	$(0.46)	$0.49	$1.44	$2.15

Diluted EPS
Net earnings (loss) attributable to AbbVie Inc.	$(738)	$741	$2,272	$3,197
Earnings allocated to participating securities	18	8	28	17
Earnings available to common shareholders	$(756)	$733	$2,244	$3,180
Weighted-average shares of common stock outstanding	1,647	1,480	1,564	1,480
Effect of dilutive securities	—	4	4	3
Weighted-average diluted shares outstanding	1,647	1,484	1,568	1,483
Diluted earnings (loss) per share attributable to AbbVie Inc.	$(0.46)	$0.49	$1.43	$2.14

Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Acquisition of Allergan
On May 8, 2020, AbbVie completed its previously announced acquisition of all outstanding equity interests in Allergan in a cash and stock transaction. Allergan is a global pharmaceutical leader focused on developing, manufacturing and commercializing branded pharmaceutical, device, biologic, surgical and regenerative medicine products for patients around the world. The combination creates a diverse entity with leadership positions across immunology, hematologic oncology, aesthetics, neuroscience, eye care and women's health. AbbVie's existing product portfolio and pipeline is enhanced with numerous Allergan assets and Allergan's product portfolio benefits from AbbVie's commercial strength, expertise and international infrastructure. Under the terms of the acquisition, each ordinary share of Allergan common stock was converted into the right to receive (i) $120.30 in cash and (ii) 0.8660 of a share of AbbVie common stock.

2020 Form 10-Q |	9

Total consideration for the acquisition of Allergan is summarized as follows:

(in millions)
Cash consideration paid to Allergan shareholders (a)	$39,675
Fair value of AbbVie common stock issued to Allergan shareholders (b)	23,979
Fair value of AbbVie equity awards issued to Allergan equity award holders (c)	430
Total consideration	$64,084

(a)	Represents cash consideration transferred of $120.30 per outstanding Allergan ordinary share based on 330 million Allergan ordinary shares outstanding at closing.

(b)
Represents the acquisition date fair value of 286 million shares of AbbVie common stock issued to Allergan shareholders based on the exchange ratio of 0.8660 AbbVie shares for each outstanding Allergan ordinary share at the May 8, 2020 closing price of $83.96 per share.

(c)	Represents the pre-acquisition service portion of the fair value of 11 million AbbVie stock options and 8 million RSUs issued to Allergan equity award holders.
The acquisition of Allergan has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2020. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill, property and equipment, inventories and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and equivalents	$1,537
Short-term investments	1,421
Accounts receivable	2,423
Inventories	2,370
Prepaid expenses and other current assets	1,984
Investments	137
Property and equipment	1,912
Intangible assets
Developed product rights	58,280
In-process research and development	1,040
Other noncurrent assets	1,532
Short-term borrowings	(60)
Current portion of long-term debt and finance lease obligations	(1,899)
Accounts payable and accrued liabilities	(5,850)
Long-term debt and finance lease obligations	(18,937)
Deferred income taxes	(4,078)
Other long-term liabilities	(4,772)
Total identifiable net assets	37,040
Goodwill	27,044
Total assets acquired and liabilities assumed	$64,084

The fair value step-up adjustment to inventories of $1.2 billion is being amortized to cost of products sold when the inventory is sold to customers, which is expected to be within approximately one year from the acquisition date.

2020 Form 10-Q |	10

Intangible assets relate to $58.3 billion of developed product rights and $1.0 billion of in-process research and development (IPR&D). The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately   9 years using the estimated pattern of economic benefit. The estimated fair values of identifiable intangible assets were determined using the "income approach" which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of products sold, research and development (R&D) costs, selling and marketing costs and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, competitive trends impacting the asset and each cash flow stream, as well as other factors.
The fair value of long-term debt was determined by quoted market prices as of the acquisition date and the total purchase price adjustment of $1.3 billion is being amortized as a reduction to interest expense, net over the lives of the related debt.
Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recognized from the acquisition of Allergan represents the value of additional growth platforms and an expanded revenue base as well as anticipated operational synergies and cost savings from the creation of a single combined global organization. The goodwill is not deductible for tax purposes.
Following the acquisition date, the operating results of Allergan have been included in the condensed consolidated financial statements. For the period from the acquisition date through June 30, 2020, net revenues attributable to Allergan were $2.0 billion and operating losses attributable to Allergan were $909 million, inclusive of $961 million of intangible asset amortization and $431 million of inventory fair value step-up amortization.
Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $777 million for the three months and $781 million for the six months ended June 30, 2020 and $24 million for the three and six months ended June 30, 2019 and were included in selling, general and administrative (SG&A) expenses in the condensed consolidated statements of earnings.
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of AbbVie and Allergan for the three and six months ended June 30, 2020 and 2019 as if the acquisition of Allergan had occurred on January 1, 2019:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Net revenues	$11,542	$12,267	$23,761	$23,657
Net earnings (loss)	53	(1,735)	3,312	(3,726)

The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Allergan. In order to reflect the occurrence of the acquisition on January 1, 2019 as required, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with acquisition date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of acquisition-related costs incurred during the three and six months ended June 30, 2020 to the six months ended June 30, 2019. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2019. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $192 million for the six months ended June 30, 2020 and $440 million for the six months ended June 30, 2019. AbbVie recorded acquired IPR&D charges of $853 million for the three months and six months ended June 30, 2020 and recorded acquired IPR&D charges of $91 million for the three months and $246 million for the six months ended June 30, 2019.

2020 Form 10-Q |	11

Genmab A/S
In June 2020, AbbVie and Genmab A/S (Genmab) entered into a collaboration agreement to jointly develop and commercialize three of Genmab's early-stage investigational bispecific antibody therapeutics and entered into a discovery research collaboration for future differentiated antibody therapeutics for the treatment of cancer. Under the terms of the agreement, Genmab granted to AbbVie an exclusive license to its epcoritamab (DuoBody-CD3xCD20), DuoHexaBody-CD37 and DuoBody-CD3x5T4 programs. For epcoritamab, the companies will share commercial responsibilities in the U.S. and Japan, with AbbVie responsible for further global commercialization. Genmab will record net revenues in the U.S. and Japan, and the parties will share equally in pre-tax profits from these sales. Genmab will receive tiered royalties on remaining global sales. For the discovery research partnership, Genmab will conduct Phase 1 studies for these programs and AbbVie retains the right to opt-in to program development. AbbVie made an upfront payment of $750 million, which was recorded to IPR&D in the three months ended June 30, 2020. AbbVie could make additional payments of up to $3.2 billion upon the achievement of certain development, regulatory and commercial milestones for all programs.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended June 30, 2020 and 2019. As a result of the significant growth in Venclexta during the three and six months ended June 30, 2020 compared to the prior year, the details of the collaboration with Genentech, Inc. are disclosed below.
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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
United States - Janssen's share of profits (included in cost of products sold)	$493	$422	$943	$808
International - AbbVie's share of profits (included in net revenues)	233	213	499	406
Global - AbbVie's share of other costs (included in respective line items)	67	77	137	149

2020 Form 10-Q |	12

AbbVie’s receivable from Janssen, included in accounts receivable, net, was $258 million at June 30, 2020 and $235 million at December 31, 2019. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $483 million at June 30, 2020 and $455 million at December 31, 2019.
Collaboration with Genentech, Inc.
AbbVie and Genentech, Inc. (Genentech), a member of the Roche Group, are parties to a collaboration and license agreement executed in 2007 to jointly research, develop and commercialize human therapeutic products containing BCL-2 inhibitors and certain other compound inhibitors which includes Venclexta, a BCL-2 inhibitor used to treat certain hematological malignancies. AbbVie shares equally with Genentech all pre-tax profits and losses from the development and commercialization of Venclexta in the United States. AbbVie pays royalties on Venclexta net sales outside the United States.
AbbVie manufactures and distributes Venclexta globally and is the principal in the end-customer product sales. Sales of Venclexta are included in AbbVie's net revenues. Genentech's share of United States profits is included in AbbVie's cost of products sold. AbbVie records sales and marketing costs associated with the United States collaboration as part of SG&A expenses and global development costs as part of R&D expenses, net of Genentech’s share. Royalties paid for Venclexta sales outside the United States are also included in AbbVie’s cost of products sold.
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Genentech's share of profits, including royalties (included in cost of products sold)	$123	$69	$251	$131
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	11	10	25	18
AbbVie's share of development costs (included in R&D)	36	30	61	62

Note 6    Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2019	$15,604
Additions(a)	27,044
Foreign currency translation adjustments	21
Balance as of June 30, 2020	$42,669

(a) Goodwill additions related to the acquisition of Allergan in the second quarter of 2020 (see Note 4).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of June 30, 2020, there were no accumulated goodwill impairment losses.

2020 Form 10-Q |	13

Intangible Assets, Net
The following table summarizes intangible assets:

	June 30, 2020			December 31, 2019
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$78,142	$(7,944)	$70,198	$19,547	$(6,405)	$13,142
License agreements	7,828	(2,603)	5,225	7,798	(2,291)	5,507
Total definite-lived intangible assets	$85,970	$(10,547)	$75,423	$27,345	$(8,696)	$18,649
Indefinite-lived research and development	1,040	—	1,040	—	—	—
Total intangible assets, net	$87,010	$(10,547)	$76,463	$27,345	$(8,696)	$18,649

Definite-Lived Intangible Assets
The increase in definite-lived intangible assets during 2020 was primarily due to the acquisition of Allergan in the second quarter of 2020. The intangible assets will be amortized using the estimated pattern of economic benefit. Refer to Note 4 for additional information regarding this acquisition.
Amortization expense was $1.4 billion for the three months and $1.9 billion for the six months ended June 30, 2020 and $388 million for the three months and $773 million for the six months ended June 30, 2019. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings. No definite-lived intangible asset impairment charges were recorded for the six months ended June 30, 2020 and 2019.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represents IPR&D associated with products that have not yet received regulatory approval. The increase in indefinite-lived research and development assets during 2020 was due to the acquisition of Allergan in the second quarter of 2020. Refer to Note 4 for additional information regarding this acquisition.
The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist. No indefinite-lived intangible asset impairment charges were recorded for the six months ended June 30, 2020 and 2019.

2020 Form 10-Q |	14

Note 7    Integration and Restructuring Plans

Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization. The integration plan is expected to realize more than $2 billion of expected annual cost synergies over a three-year period, with approximately 50% realized in R&D, 40% in SG&A and 10% in cost of products sold.
To achieve these integration objectives, AbbVie expects to incur approximately $2 billion of charges through 2022. These costs will consist of severance and employee benefit costs (cash severance, non-cash severance, including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.
The following table summarizes the charges associated with the Allergan acquisition integration plan for the three and six months ended June 30, 2020:

	Three months ended June 30,		Six months ended June 30,
	2020		2020
(in millions)	Severance and employee benefits	Other integration	Severance and employee benefits	Other integration
Cost of products sold	$33	$1	$33	$1
Research and development	132	44	132	44
Selling, general and administrative	318	60	318	98
Total charges	$483	$105	$483	$143

The following table summarizes the cash activity in the recorded liability associated with the integration plan:

	Three months ended June 30,		Six months ended June 30,
	2020		2020
(in millions)	Severance and employee benefits	Other integration	Severance and employee benefits	Other integration
Charges	$394	$105	$394	$143
Payments and other adjustments	(46)	(98)	(46)	(136)
Accrued balance as of June 30, 2020	$348	$7	$348	$7

Other Restructuring
AbbVie recorded restructuring charges of $14 million for the three months and $31 million for the six months ended June 30, 2020 and $19 million for the three months and $186 million for the six months ended June 30, 2019.
The following table summarizes the cash activity in the restructuring reserve for the six months ended June 30, 2020:

(in millions)
Accrued balance as of December 31, 2019	$140
Restructuring charges	29
Payments and other adjustments	(67)
Accrued balance as of June 30, 2020	$102

2020 Form 10-Q |	15

Note 8    Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company's Annual Report on Form 10-K for the year ended December 31, 2019 for a summary of AbbVie's risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.5 billion at June 30, 2020 and $957 million at December 31, 2019, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of June 30, 2020 are reclassified from accumulated other comprehensive income (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
In the third quarter of 2019, the company entered into treasury rate lock agreements with notional amounts totaling $10.0 billion to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the issuance of long-term debt in connection with the acquisition of Allergan. The treasury rate lock agreements were designated as cash flow hedges and recorded at fair value. The agreements were net settled upon issuance of the senior notes in November 2019 and the resulting net gain was recognized in other comprehensive income (loss). This gain is reclassified to interest expense, net over the term of the related debt.
In the fourth quarter of 2019, the company entered into interest rate swap contracts with notional amounts totaling $2.3 billion at June 30, 2020 and December 31, 2019. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. The contracts were designated as cash flow hedges and are recorded at fair value. Realized and unrealized gains or losses are included in AOCI and are reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $7.0 billion at June 30, 2020 and $7.1 billion at December 31, 2019.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had foreign currency forward exchange contracts with notional amounts totaling €971 million, £204 million and CHF62 million at June 30, 2020 and December 31, 2019. The company also had an aggregate principal amount of senior Euro notes designated as net investment hedges of €7.3 billion at June 30, 2020 and €3.6 billion at December 31, 2019. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
AbbVie is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $4.8 billion at June 30, 2020 and $10.8 billion at December 31, 2019. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2020 Form 10-Q |	16

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	June 30, 2020	December 31, 2019	Balance sheet caption	June 30, 2020	December 31, 2019
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$20	$3	Accounts payable and accrued liabilities	$2	$14
Designated as cash flow hedges	Other assets	2	—	Other long-term liabilities	1	—
Designated as net investment hedges	Prepaid expenses and other	14	—	Accounts payable and accrued liabilities	16	24
Not designated as hedges	Prepaid expenses and other	17	19	Accounts payable and accrued liabilities	11	18
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	9	—
Designated as cash flow hedges	Other assets	—	3	Other long-term liabilities	38	—
Designated as fair value hedges	Prepaid expenses and other	14	—	Accounts payable and accrued liabilities	—	2
Designated as fair value hedges	Other assets	156	28	Other long-term liabilities	—	74
Total derivatives		$223	$53		$77	$132
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Foreign currency forward exchange contracts
Designated as cash flow hedges	$(2)	$2	$47	$5
Designated as net investment hedges	(16)	10	24	10
Interest rate swap contracts designated as cash flow hedges	(6)	—	(52)	—

Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $33 million into cost of products sold for foreign currency cash flow hedges, pre-tax losses of $28 million into interest expense, net for interest rate swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax loss of $252 million for the three months and pre-tax loss of $192 million for the six months ended June 30, 2020 and recognized pre-tax loss of $49 million for the three months and pre-tax gain of $35 million for the six months ended June 30, 2019.

2020 Form 10-Q |	17

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended June 30,		Six months ended June 30,
(in millions)	Statement of earnings caption	2020	2019	2020	2019
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$—	$37	$—	$77
Designated as net investment hedges	Interest expense, net	5	9	13	9
Not designated as hedges	Net foreign exchange loss	3	(25)	5	(40)
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	—	12	—
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	(3)	—	(2)	—
Designated as fair value hedges	Interest expense, net	37	253	397	365
Debt designated as hedged item in fair value hedges	Interest expense, net	(37)	(253)	(397)	(365)

Fair Value Measures
The fair value hierarchy consists of the following three levels:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2020:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$6,017	$1,432	$4,585	$—
Money market funds and time deposits	12	—	12	—
Debt securities	50	—	50	—
Equity securities	95	95	—	—
Interest rate swap contracts	170	—	170	—
Foreign currency contracts	53	—	53	—
Total assets	$6,397	$1,527	$4,870	$—
Liabilities
Interest rate swap contracts	$47	$—	$47	$—
Foreign currency contracts	30	—	30	—
Contingent consideration	8,213	—	—	8,213
Total liabilities	$8,290	$—	$77	$8,213

2020 Form 10-Q |	18

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
The fair value of the company's contingent consideration liabilities as of June 30, 2020 was calculated using the following significant unobservable inputs:

	Range	Weighted average(a)
Discount rate	0.5% - 2.6%	1.6%
Probability of payment for unachieved milestones	16% - 57%	54%
Probability of payment for royalties by indication(b)	16% - 100%	89%
Projected year of payments	2020 - 2034	2027
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excludes early stage indications with 0% estimated probability of payment and includes approved indications with 100% probability of payment. Excluding approved indications, the estimated probability of payment ranged from 16% to 56% at June 30, 2020.

2020 Form 10-Q |	19

There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Six months ended June 30,
(in millions)	2020	2019
Beginning balance	$7,340	$4,483
Additions(a)	121	—
Change in fair value recognized in net earnings	881	2,473
Payments	(129)	(167)
Ending balance	$8,213	$6,789

(a) Represents contingent consideration liabilities assumed in the Allergan acquisition.
The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of June 30, 2020 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$64	$64	$—	$64	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	5,293	5,325	4,550	775	—
Long-term debt and finance lease obligations, excluding fair value hedges	81,740	90,288	88,696	1,592	—
Total liabilities	$87,097	$95,677	$93,246	$2,431	$—

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

AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $91 million as of June 30, 2020 and $66 million as of December 31, 2019. No significant cumulative upward or downward adjustments have been recorded for these investments as of June 30, 2020.

2020 Form 10-Q |	20

Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 73% as of June 30, 2020 and 68% as of December 31, 2019, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.
Humira (adalimumab) is AbbVie’s single largest product and accounted for approximately 50% of AbbVie’s total net revenues for the six months ended June 30, 2020 and 58% for the six months ended June 30, 2019.
Debt and Credit Facilities
Allergan-Related Financing
In connection with the acquisition of Allergan, in May 2020, the company borrowed $3.0 billion under a $6.0 billion term loan credit agreement, of which $1.0 billion was outstanding under a floating rate three-year term loan tranche and $2.0 billion outstanding under a floating rate five-year term loan tranche as of June 30, 2020. Subsequent to these borrowings, AbbVie terminated the unused commitments of the lenders under the term loan.
In May 2020, AbbVie completed its previously announced offers to exchange any and all outstanding notes of certain series issued by Allergan for new notes to be issued by AbbVie and cash. Following the settlement of the exchange offers, AbbVie issued $14.0 billion and €3.1 billion of new notes in exchange for the Allergan notes tendered in the exchange offers. The aggregate principal amount of Allergan notes that remained outstanding following the settlement of the exchange offers was approximately $1.5 billion and €635 million. The exchange transaction was accounted for as a modification of the assumed debt instruments.
The following table summarizes acquired debt outstanding as of June 30, 2020:

(dollars in millions)	June 30, 2020
Senior USD notes
3.375% Senior Notes due 2020	$650
4.875% Senior Notes due 2021	450
5.000% Senior Notes due 2021	1,200
3.450% Senior Notes due 2022	2,878
3.250% Senior Notes due 2022	1,700
2.800% Senior Notes due 2023	350
3.850% Senior Notes due 2024	1,032
3.800% Senior Notes due 2025	3,021
4.550% Senior Notes due 2035	1,789
4.625% Senior Notes due 2042	457
4.850% Senior Notes due 2044	1,074
4.750% Senior Notes due 2045	881
Senior Euro notes
Floating Rate Notes due 2020 (€700 principal)	788
0.500% Senior Notes due 2021 (€750 principal)	845
1.500% Senior Notes due 2023 (€500 principal)	563
1.250% Senior Notes due 2024 (€700 principal)	788
2.625% Senior Notes due 2028 (€500 principal)	563
2.125% Senior Notes due 2029 (€550 principal)	619
Unamortized purchase price adjustments of Allergan debt	1,312
Total acquired debt outstanding	$20,960

Other Long-Term Debt
In May 2020, the company repaid $3.8 billion aggregate principal amount of 2.5% senior notes at maturity.

2020 Form 10-Q |	21

Short-Term Borrowings
There were no commercial paper borrowings outstanding as of June 30, 2020 and December 31, 2019. The weighted-average interest rate on commercial paper borrowings was 1.8% for the six months ended June 30, 2020 and 2.7% for the six months ended June 30, 2019.
In March 2019, AbbVie repaid its $3.0 billion 364-day term loan credit agreement that was scheduled to mature in June 2019.
Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$92	$68	$184	$135	$9	$7	$21	$13
Interest cost	67	66	128	130	8	9	17	15
Expected return on plan assets	(143)	(119)	(278)	(238)	—	—	—	—
Amortization of actuarial losses and prior service cost (credit)	59	29	114	55	4	1	10	—
Net periodic benefit cost	$75	$44	$148	$82	$21	$17	$48	$28

In connection with the Allergan acquisition, AbbVie assumed certain post-employment benefit obligations which were recorded at fair value. Upon acquisition in the second quarter of 2020, the excess of projected benefit obligations over the plan assets was recognized as a liability totaling $156 million.
The components of net periodic benefit cost other than service cost are included in other expense, net in the condensed consolidated statements of earnings.

2020 Form 10-Q |	22

Note 10 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Cost of products sold	$11	$5	$26	$20
Research and development	54	33	146	105
Selling, general and administrative	171	49	283	151
Pre-tax compensation expense	236	87	455	276
Tax benefit	38	16	77	49
After-tax compensation expense	$198	$71	$378	$227

Stock Options
During the six months ended June 30, 2020, primarily in connection with the company's annual grant, AbbVie granted 2.0 million stock options with a weighted-average grant-date fair value of $12.14. In connection with the Allergan acquisition, during the second quarter of 2020, AbbVie issued 11.2 million stock options to holders of Allergan options as a result of the conversion of such options. These options were fair-valued using a lattice valuation model. Refer to Note 4 for additional information regarding the Allergan acquisition. As of June 30, 2020, $20.5 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the six months ended June 30, 2020, primarily in connection with the company's annual grant, AbbVie granted 5.3 million RSUs and performance shares with a weighted-average grant-date fair value of $93.38. In connection with the Allergan acquisition, during the second quarter of 2020, AbbVie issued 8.2 million RSUs to holders of Allergan equity awards based on a conversion factor described in the transaction agreement. Refer to Note 4 for additional information regarding the Allergan acquisition. As of June 30, 2020, $864 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2020 and 2019:

2020			2019
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
06/17/20	08/14/20	$1.18	11/01/19	02/14/20	$1.18
02/20/20	05/15/20	$1.18	09/06/19	11/15/19	$1.07
			06/20/19	08/15/19	$1.07
			02/21/19	05/15/19	$1.07

2020 Form 10-Q |	23

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
Under this authorization, AbbVie repurchased 6 million shares for $500 million during the six months ended June 30, 2020 and 4 million shares for $300 million during the six months ended June 30, 2019. AbbVie's remaining stock repurchase authorization was approximately $3.5 billion as of June 30, 2020.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2020:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2019	$(928)	$9	$(2,965)	$288	$(3,596)
Other comprehensive income (loss) before reclassifications	214	(131)	1	(2)	82
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(10)	98	(9)	79
Net current-period other comprehensive income (loss)	214	(141)	99	(11)	161
Balance as of June 30, 2020	$(714)	$(132)	$(2,866)	$277	$(3,435)

Other comprehensive loss for the six months ended June 30, 2020 included foreign currency translation adjustments totaling a gain of $214 million, which was principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated assets.
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

Other comprehensive loss for the six months ended June 30, 2019 included foreign currency translation adjustments totaling a loss of $32 million, which was principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.

2020 Form 10-Q |	24

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
(in millions) (brackets denote gains)	2020	2019	2020	2019
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(5)	$(9)	$(13)	$(9)
Tax expense	1	2	3	2
Total reclassifications, net of tax	$(4)	$(7)	$(10)	$(7)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$64	$30	$125	$55
Tax benefit	(14)	(7)	(27)	(12)
Total reclassifications, net of tax	$50	$23	$98	$43
Cash flow hedging activities
Gains on foreign currency forward exchange contracts(c)	$—	$(37)	$—	$(77)
Gains on treasury rate lock agreements and interest rate swap contracts(a)	(3)	—	(10)	—
Tax expense	—	2	1	7
Total reclassifications, net of tax	$(3)	$(35)	$(9)	$(70)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 7% income tax expense on pre-tax loss for the three months ended June 30, 2020 and 6% income tax expense on pre-tax income for the six months ended June 30, 2020. The effective tax rate was 8% and 5% for the three months and six months ended June 30, 2019, respectively. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The change in the effective tax rate for the three months ended June 30, 2020 over prior year was principally due to the unfavorable impact of non-deductible Allergan acquisition related costs, the impact of changes in contingent consideration liabilities and collaboration related costs. These contributed to net income tax expense on a pre-tax loss for the three months ended June 30, 2020.
Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $156 million.
Note 12 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $330 million as of June 30, 2020 and $290 million as of December 31, 2019. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.

2020 Form 10-Q |	25

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
A lawsuit against Unimed Pharmaceuticals, LLC, Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) and others remains pending in the United States District Court for the Northern District of Georgia for pre-trial purposes under the Multi-District Litigation (MDL) Rules as In re: AndroGel Antitrust Litigation, MDL No. 2084. This case, brought by a direct AndroGel purchaser, generally alleges Solvay's 2006 patent litigation settlement agreements and related agreements with three generic companies violate federal antitrust laws. The plaintiff seeks monetary damages and attorneys' fees. This lawsuit is no longer material to AbbVie and AbbVie will no longer report on this case.
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
In August 2019, direct purchasers of AndroGel filed a lawsuit, King Drug Co. of Florence, Inc., et al. v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, making allegations similar to those in In re: AndroGel Antitrust Litigation (No. II), MDL No. 2084 (above) and FTC v. AbbVie Inc. (above). In May 2020, Perrigo Company and related entities filed a lawsuit against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, making sham litigation allegations similar to those in FTC v. AbbVie Inc. (above).
Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by Niaspan direct purchasers and one brought by Niaspan end-payers. The cases are pending in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pre-trial proceedings under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. In August 2019, the court certified a class of direct purchasers of Niaspan. In June 2020, the court denied the end-payers' motion to certify a class. In October 2016, the Orange County, California District Attorney’s Office filed a lawsuit on behalf of the State of California regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees. In June 2020, the California Supreme Court reversed a lower court's ruling and held that the District Attorney’s suit may proceed on a statewide basis.
Between March and May 2019, 12 putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois by indirect Humira purchasers, alleging that AbbVie’s settlements with biosimilar manufacturers and AbbVie’s Humira patent portfolio violate state and federal antitrust laws. The court consolidated these lawsuits as In re: Humira (Adalimumab) Antitrust Litigation. In June 2020, the court dismissed the consolidated litigation with prejudice. The plaintiffs have indicated they plan to appeal.
In July 2019, the New Mexico Attorney General filed a lawsuit, State of New Mexico ex rel. Balderas v. AbbVie Inc., et al., in New Mexico District Court for Santa Fe County against AbbVie and other companies alleging their marketing of AndroGel violated New Mexico’s Unfair Practices Act.
In September 2018, the Commissioner of the California Department of Insurance intervened in a qui tam lawsuit, State of California and Lazaro Suarez v. AbbVie Inc., et al., brought under the California Insurance Frauds Prevention Act, in California Superior Court for Alameda County. The Department of Insurance’s complaint alleged that, through patient and reimbursement support services and other services and items of value provided in connection with Humira, AbbVie caused the submission of fraudulent commercial insurance claims for Humira in violation of the California statute. The complaint sought injunctive relief, an assessment of up to three times the amount of the claims at issue, and civil penalties. AbbVie has reached a resolution of the Department of Insurance's lawsuit that allows AbbVie to continue to operate its Humira patient support program. In addition, a federal securities lawsuit (Holwill v. AbbVie Inc., et al.) is pending in the United States District Court for the Northern District of Illinois) against AbbVie, its chief

2020 Form 10-Q |	26

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
Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Approximately 95 cases are pending in the United States District Court for the Southern District of Illinois, and approximately 14 others are pending in various federal and state courts. Plaintiffs generally seek compensatory and punitive damages. Approximately ninety-five percent of these pending cases, plus other unfiled claims, are subject to confidential settlement agreements and are expected to be dismissed with prejudice.
Lawsuits are pending against Forest Laboratories, LLC and others generally alleging that 2009 and 2010 patent litigation settlements involving Namenda entered into between Forest and generic companies, and other conduct by Forest involving Namenda, violated state antitrust, unfair and deceptive trade practices, and unjust enrichment laws. Plaintiffs generally seek monetary damages, injunctive relief and attorneys’ fees. The lawsuits, purported class actions filed by indirect purchasers of Namenda, are consolidated as In re: Namenda Indirect Purchaser Antitrust Litigation in the United States District Court for the Southern District of New York. Similar lawsuits brought by direct purchasers of Namenda were resolved and dismissed in May 2020.
Lawsuits are pending against Allergan Inc. generally alleging that Allergan’s petitioning to the U.S. Patent Office and Food and Drug Administration, and other conduct by Allergan, involving Restasis violated federal and state antitrust laws, and state unfair and deceptive trade practices, and unjust enrichment laws. Plaintiffs generally seek monetary damages, injunctive relief and attorneys’ fees. The lawsuits, purported class actions filed by indirect purchasers of Restasis, are consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York under the MDL Rules as In re: Restasis (Cyclosporine Ophthalmic Emulsion) Antitrust Litigation, MDL 2819. In June 2020, the court certified a class of indirect purchasers of Restasis. Similar lawsuits brought by direct purchasers of Restasis are subject to a settlement that was preliminarily approved by the court in May 2020 and is pending final approval, and by Restasis direct purchaser assignees were resolved and dismissed in March 2020.
Lawsuits are pending against Allergan and certain of its current and former officers alleging they made misrepresentations and omissions regarding Allergan’s former Actavis generics unit and its alleged anticompetitive conduct with other generic drug companies. The lawsuits were filed by Allergan shareholders and consist of three purported class actions and one individual action that have been consolidated in the U.S. District Court for the District of New Jersey as In re: Allergan Generic Drug Pricing Securities Litigation, and one individual action that is pending in New Jersey state court. The plaintiffs seek monetary damages and attorneys’ fees.
Lawsuits have been filed in which plaintiffs generally allege that Allergan and several other manufacturers improperly promoted and sold prescription opioid products. Approximately 3,050 matters are pending against Allergan. The federal court cases are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 279 of the claims are pending in various state courts. The plaintiffs in these cases, which include states, counties, cities, and Native American tribes, generally seek compensatory damages.
Lawsuits are pending against Allergan and certain of its current and former officers alleging they made misrepresentations and omissions regarding Allergan's textured breast implants. The lawsuits, which were filed by Allergan shareholders, have been consolidated in the United States District Court for the Southern District of New York as In re: Allergan plc Securities Litigation. The

2020 Form 10-Q |	27

plaintiffs generally seek compensatory damages and attorneys’ fees. In September 2019, the court partially granted Allergan's motion to dismiss.
In 2018, a qui tam lawsuit, U.S. ex rel. Silbersher v. Allergan Inc., et al., was filed in the United States District Court for the Northern District of California against several Allergan entities and others, alleging that their conduct before the U.S. Patent Office resulted in false claims for payment being made to federal and state healthcare payors for Namenda XR and Namzaric. The plaintiff-relator seeks damages and attorneys' fees under the federal False Claims Act and state law analogues. The federal government and state governments declined to intervene in the lawsuit.
In March 2017, AbbVie filed a lawsuit, AbbVie Inc. v. Novartis Vaccines and Diagnostics, Inc. and Grifols Worldwide Operations Ltd., in the United States District Court for the Northern District of California against Novartis Vaccines and Grifols Worldwide seeking a declaratory judgment that 11 hepatitis C virus (HCV)-related patents licensed to AbbVie in 2002 are invalid. The parties entered into a settlement agreement and the case was dismissed on March 26, 2020.
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib capsules (a drug Pharmacyclics sells under the trademark Imbruvica). In February 2018 and March 2020, cases were filed in the United States District Court for the District of Delaware against the following defendants: Zydus Worldwide DMCC and Cadila Healthcare Limited; and Sandoz Inc., and Lek Pharmaceuticals D.D. In each case, Pharmacyclics alleges the defendants' proposed generic ibrutinib product infringes certain Pharmacyclics patents and seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of Imbruvica, is the co-plaintiff in these suits.
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib tablets (a drug Pharmacyclics sells under the trademark Imbruvica). Cases were filed in the United States District Court for the District of Delaware in March 2019 and March 2020 against Alvogen Pine Brook LLC and Natco Pharma Ltd., and in April 2020 against Zydus Worldwide DMCC and Cadila Healthcare Limited. In each case, Pharmacyclics alleges defendants’ proposed generic ibrutinib tablet product infringes certain Pharmacyclics patents. Pharmacyclics seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of Imbruvica, is the co-plaintiff in these suits.
Allergan USA, Inc., Allergan Sales, LLC, and Forest Laboratories Holdings Limited, wholly owned subsidiaries of AbbVie, are seeking to enforce patent rights relating to cariprazine (a drug sold under the trademark Vraylar). Litigation was filed in the United States District Court for the District of Delaware in December 2019 against Sun Pharmaceutical Industries Limited and Sun Pharma Global FZE; Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc.; and Zydus Pharmaceuticals (USA), Inc. and Cadila Healthcare Limited. Allergan alleges defendants' proposed generic cariprazine products infringe certain patents and seeks declaratory and injunctive relief. Gedeon Richter Plc, Inc. which is in a global collaboration with Allergan concerning the development and marketing of Vraylar, is the co-plaintiff in this suit.
In January 2019, Allergan, Inc. and Allergan plc (now Allergan Limited) and Medytox Inc. (collectively, "Complainants") filed a complaint with the United States International Trade Commission (ITC) against Daewoong Pharmaceuticals Co., Ltd., Daewoong Co., Ltd., and Evolus Inc. (collectively, "Respondents") requesting the ITC commence an investigation regarding the importation into the United States of Respondents' botulinum neurotoxin products, including Jeuveau, which Complainants assert were developed using Medytox's trade secrets. Complainants seek permanent exclusion and cease and desist orders covering Respondents' products, including Jeuveau. In July 2020, the administrative law judge issued a non-public initial ruling in favor of Allergan and Medytox, which is subject to review by the full commission.

2020 Form 10-Q |	28

Note 13 Segment Information

AbbVie operates as a single global business segment dedicated to the research and development, manufacturing, commercialization and sale of innovative medicines and therapies. This operating structure enables the Chief Executive Officer, as chief operating decision maker (CODM), to allocate resources and assess business performance on a global basis in order to achieve established long-term strategic goals. Consistent with this structure, a global research and development and supply chain organization is responsible for the discovery, manufacturing and supply of products. Commercial efforts that coordinate the marketing, sales and distribution of these products are organized by geographic region or therapeutic area. All of these activities are supported by a global corporate administrative staff. The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the CODM for purposes of assessing performance, allocating resources and planning and forecasting future periods.
The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Six months ended June 30,

(in millions)		2020	2019	2020	2019
Immunology
Humira	United States	$3,974	$3,793	$7,630	$7,008
	International	863	1,077	1,910	2,308
	Total	$4,837	$4,870	$9,540	$9,316
Skyrizi	United States	$289	$42	$555	$42
	International	41	6	75	6
	Total	$330	$48	$630	$48
Rinvoq	United States	$136	$—	$218	$—
	International	13	—	17	—
	Total	$149	$—	$235	$—
Hematologic Oncology
Imbruvica	United States	$1,055	$886	$2,021	$1,715
	Collaboration revenues	233	213	499	406
	Total	$1,288	$1,099	$2,520	$2,121
Venclexta	United States	$191	$117	$392	$222
	International	112	52	228	98
	Total	$303	$169	$620	$320
Aesthetics
Botox Cosmetic (a)	United States	$147	$—	$147	$—
	International	79	—	79	—
	Total	$226	$—	$226	$—
Juvederm Collection (a)	United States	$56	$—	$56	$—
	International	57	—	57	—
	Total	$113	$—	$113	$—
Other Aesthetics (a)	United States	$127	$—	$127	$—
	International	15	—	15	—
	Total	$142	$—	$142	$—

2020 Form 10-Q |	29

		Three months ended June 30,		Six months ended June 30,

(in millions)		2020	2019	2020	2019
Neuroscience
Botox Therapeutic (a)	United States	$254	$—	$254	$—
	International	43	—	43	—
	Total	$297	$—	$297	$—
Vraylar (a)	United States	$192	$—	$192	$—
Duodopa	United States	$25	$24	$50	$46
	International	93	91	192	180
	Total	$118	$115	$242	$226
Ubrelvy (a)	United States	$22	$—	$22	$—
Other Neuroscience (a)	United States	$103	$—	$103	$—
	International	2	—	2	—
	Total	$105	$—	$105	$—
Eye Care
Lumigan/Ganfort (a)	United States	$35	$—	$35	$—
	International	41	—	41	—
	Total	$76	$—	$76	$—
Alphagan/Combigan(a)	United States	$47	$—	$47	$—
	International	22	—	22	—
	Total	$69	$—	$69	$—
Restasis (a)	United States	$138	$—	$138	$—
	International	6	—	6	—
	Total	$144	$—	$144	$—
Other Eye Care (a)	United States	$54	$—	$54	$—
	International	74	—	74	—
	Total	$128	$—	$128	$—
Women's Health
Lo Loestrin (a)	United States	$78	$—	$78	$—
	International	2	—	2	—
	Total	$80	$—	$80	$—
Orilissa/Oriahnn	United States	$30	$18	$60	$31
	International	1	1	2	1
	Total	$31	$19	$62	$32
Other Women's Health (a)	United States	$34	$—	$34	$—
	International	2	—	2	—
	Total	$36	$—	$36	$—
Other Key Products
Mavyret	United States	$146	$396	$380	$799
	International	230	384	555	771
	Total	$376	$780	$935	$1,570
Creon	United States	$252	$257	$528	$484
Lupron	United States	$167	$168	$362	$359
	International	38	41	76	79
	Total	$205	$209	$438	$438
Linzess/Constella (a)	United States	$130	$—	$130	$—
	International	3	—	3	—
	Total	$133	$—	$133	$—
Synthroid	United States	$183	$203	$388	$385
All other		$590	$486	$1,143	$1,143
Total net revenues		$10,425	$8,255	$19,044	$16,083

(a) Represents product revenues for Allergan products only from May 8, 2020, which was the acquisition closing date, through June 30, 2020.

2020 Form 10-Q |	30

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of June 30, 2020 and December 31, 2019 and the results of operations for the three and six months ended June 30, 2020 and 2019. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
EXECUTIVE OVERVIEW
Company Overview
AbbVie is a global, research-based biopharmaceutical company. AbbVie uses its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases.
On May 8, 2020, AbbVie completed the acquisition of Allergan plc (Allergan). The acquisition of Allergan creates a diversified biopharmaceutical company positioned for success with a comprehensive product portfolio that has leadership positions in key therapeutic areas of immunology, hematologic oncology, aesthetics, neuroscience, eye care and women's health. AbbVie's existing product portfolio and pipeline is enhanced with numerous Allergan assets and Allergan's product portfolio benefits from AbbVie's commercial strength, expertise and international infrastructure. See Note 4 to the Condensed Consolidated Financial Statements for additional information on the acquisition. Subsequent to the acquisition date, AbbVie's consolidated financial statements include the assets, liabilities, operating results and cash flows of Allergan.
AbbVie’s products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain aesthetic products and devices are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. Outside the United States, AbbVie sells products primarily to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie has approximately 47,000 employees. AbbVie operates as a single global business segment.
2020 Strategic Objectives
AbbVie's mission is to discover and develop innovative medicines and products that solve serious health issues today and address the medical challenges of tomorrow while achieving top-tier financial performance through outstanding execution. AbbVie intends to continue to advance its mission in a number of ways, including: (i) maximizing the benefits of the Allergan acquisition to create a more diversified revenue base with multiple long-term growth drivers; (ii) growing revenues by leveraging AbbVie's commercial strength and international infrastructure across Allergan's therapeutic areas and ensuring strong commercial execution of new product launches; (iii) continuing to invest in and expand its pipeline in support of opportunities in immunology, oncology, aesthetics, neuroscience, eye care and women's health as well as continued investment in key on-market products; (iv) expanding operating margins; and (iv) returning cash to shareholders via a strong and growing dividend while also reducing incremental debt. In addition, AbbVie anticipates several regulatory submissions and key data readouts from key clinical trials in the next 12 months.
Financial Results
The company's financial performance for the six months ended June 30, 2020 included delivering worldwide net revenues of $19.0 billion, operating earnings of $4.4 billion, diluted earnings per share of $1.43 and cash flows from operations of $6.9 billion. Worldwide net revenues grew by 18% on a reported basis and 19% on a constant currency basis, which included $2.0 billion of contributed revenues from the Allergan acquisition, growth in the immunology portfolio from Skyrizi, Rinvoq and the continued strength of Humira in the U.S. as well as revenue growth from Imbruvica and Venclexta.

2020 Form 10-Q |	31

Diluted earnings per share was $1.43 for the six months ended June 30, 2020 and included the following after-tax costs: (i) $1.9 billion of expenses related to the Allergan acquisition; (ii) $1.6 billion related to the amortization of intangible assets; (iii) $881 million for the change in fair value of contingent consideration liabilities; (iv) $853 million for acquired in-process research and development (IPR&D); and (v) $164 million for milestones and other research and development (R&D) expenses. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
Impact of the Coronavirus Disease 2019 (COVID-19)
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and around the world. In response to the growing public health crisis, AbbVie has partnered with global authorities to support the experimental use of multiple AbbVie assets to determine their efficacy in the treatment of COVID-19. In June 2020, AbbVie announced that it has entered into a collaboration with Harbour BioMed, Utrecht University and Erasmus Medical Center to develop a novel antibody therapeutic to prevent and treat COVID-19. Additionally, AbbVie donated $35 million to increase healthcare capacity, supply critical equipment and deliver food and essential supplies during the crisis. AbbVie continues to closely manage manufacturing and supply chain resources around the world to help ensure that patients continue to receive an uninterrupted supply of their medicines. Clinical trial sites are being monitored locally to protect the safety of study participants, staff and employees. While the impact of COVID-19 on AbbVie's operations to date has not been material, AbbVie expects this matter could continue to negatively impact its results of operations throughout the duration of the outbreak. The extent to which COVID-19 may impact AbbVie's financial condition and results of operations remains uncertain.
Research and Development
Research and innovation are the cornerstones of AbbVie’s business as a global biopharmaceutical company. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative therapies and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie’s pipeline currently includes more than 60 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology, aesthetics, neuroscience, eye care and women's health along with targeted investments in cystic fibrosis. Of these programs, more than 30 are in mid- and late-stage development. The Allergan acquisition added several early-to-late stage pipeline assets in key areas, such as aesthetics, neuroscience, eye care and general medicine.
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

•
In May 2020, AbbVie submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) and, in June 2020, submitted a marketing authorization application (MAA) to the European Medicines Agency (EMA) for Rinvoq for the treatment of adult patients with active psoriatic arthritis.

•
In June 2020, AbbVie announced top-line results from its Phase 3 Measure Up 1 study and, in July 2020, announced top-line results from its Phase 3 Measure Up 2 and AD Up studies of Rinvoq for the treatment of moderate to severe atopic dermatitis met all primary and secondary endpoints versus placebo.

2020 Form 10-Q |	32

Oncology
Imbruvica

•
In April 2020, AbbVie received FDA approval for the use of Imbruvica in combination with rituximab for the treatment of previously untreated patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL).

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

•
In May 2020, AbbVie submitted a supplemental NDA (sNDA) to the FDA for the conversion of the conditional approval of Venclexta to full approval for patients with AML. In June 2020, AbbVie submitted an MAA to the EMA for Venclyxto for the treatment of patients with AML.

Aesthetics
Juvederm Collection

•	In June 2020, AbbVie received FDA approval of Juvederm Voluma XC for the augmentation of the chin region to improve the chin profile in adults over the age of 21.
Neuroscience
Botox Therapeutic

•
In June 2020, the FDA accepted the company's supplemental Biologics License Application (sBLA) to expand the Botox prescribing information for the treatment of detrusor (bladder muscle) overactivity associated with an underlying neurologic condition in certain pediatric patients.

•	In July 2020, AbbVie received FDA approval of Botox for the treatment of lower limb spasticity caused by cerebral palsy in pediatric patients over the age of 2.
Atogepant

•
In July 2020, AbbVie announced that the Phase 3 ADVANCE trial evaluating atogepant, an orally administered calcitonin gene-related peptide receptor antagonist, for migraine prevention met its primary endpoint for all doses (10mg, 30mg, and 60mg) compared to placebo, all secondary endpoints with 30mg and 60mg doses, and four out of six secondary endpoints with the 10mg dose.

Virology/Liver Disease
Mavyret

•
In March 2020, AbbVie announced that the EC granted marketing authorization for Maviret to shorten once-daily treatment duration from 12 to 8 weeks in treatment-naïve, compensated cirrhotic, chronic hepatitis C virus (HCV) patients with genotype 3 infection.

Eye Care
Abicipar pegol

•
In June 2020, AbbVie announced that the FDA issued a Complete Response Letter (CRL) to the Biologics License Application (BLA) for abicipar pegol, a novel, investigational DARPin therapy for patients with neovascular (wet) age-related macular degeneration (nAMD). The CRL indicated that the rate of intraocular inflammation observed following administration of abicipar pegol results in an unfavorable benefit-risk ratio in the treatment of nAMD. In July 2020, AbbVie withdrew the regulatory application with the EMA for abicipar pegol for the treatment of nAMD. AbbVie plans to meet with the FDA and EMA to discuss their comments and determine next steps.

2020 Form 10-Q |	33

Women's Health
Oriahnn

•
In May 2020, the FDA approved Oriahnn (elagolix, estradiol, and norethindrone acetate capsules; elagolix capsules) for the management of heavy menstrual bleeding due to uterine fibroids in pre-menopausal women.

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

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2020	2019			2020	2019
United States	$8,147	$5,964	36.6%	36.6%	$14,305	$11,234	27.3%	27.3%
International	2,278	2,291	(0.5)%	2.5%	4,739	4,849	(2.2)%	0.2%
Net revenues	$10,425	$8,255	26.3%	27.1%	$19,044	$16,083	18.4%	19.1%

2020 Form 10-Q |	34

The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2020	2019			2020	2019
Immunology
Humira	United States	$3,974	$3,793	4.8%	4.8%	$7,630	$7,008	8.9%	8.9%
	International	863	1,077	(19.9)%	(17.4)%	1,910	2,308	(17.2)%	(14.9)%
	Total	$4,837	$4,870	(0.7)%	(0.2)%	$9,540	$9,316	2.4%	3.0%
Skyrizi	United States	$289	$42	>100%	>100%	$555	$42	>100%	>100%
	International	41	6	>100%	>100%	75	6	>100%	>100%
	Total	$330	$48	>100%	>100%	$630	$48	>100%	>100%
Rinvoq	United States	$136	$—	n/m	n/m	$218	$—	n/m	n/m
	International	13	—	n/m	n/m	17	—	n/m	n/m
	Total	$149	$—	n/m	n/m	$235	$—	n/m	n/m
Hematologic Oncology
Imbruvica	United States	$1,055	$886	19.0%	19.0%	$2,021	$1,715	17.9%	17.9%
	Collaboration revenues	233	213	9.4%	9.4%	499	406	22.9%	22.9%
	Total	$1,288	$1,099	17.2%	17.2%	$2,520	$2,121	18.8%	18.8%
Venclexta	United States	$191	$117	63.5%	63.5%	$392	$222	76.7%	76.7%
	International	112	52	>100%	>100%	228	98	>100%	>100%
	Total	$303	$169	79.2%	81.5%	$620	$320	93.7%	95.8%
Aesthetics
Botox Cosmetic (a)	United States	$147	$—	n/m	n/m	$147	$—	n/m	n/m
	International	79	—	n/m	n/m	79	—	n/m	n/m
	Total	$226	$—	n/m	n/m	$226	$—	n/m	n/m
Juvederm Collection (a)	United States	$56	$—	n/m	n/m	$56	$—	n/m	n/m
	International	57	—	n/m	n/m	57	—	n/m	n/m
	Total	$113	$—	n/m	n/m	$113	$—	n/m	n/m
Other Aesthetics (a)	United States	$127	$—	n/m	n/m	$127	$—	n/m	n/m
	International	15	—	n/m	n/m	15	—	n/m	n/m
	Total	$142	$—	n/m	n/m	$142	$—	n/m	n/m
Neuroscience
Botox Therapeutic (a)	United States	$254	$—	n/m	n/m	$254	$—	n/m	n/m
	International	43	—	n/m	n/m	43	—	n/m	n/m
	Total	$297	$—	n/m	n/m	$297	$—	n/m	n/m
Vraylar (a)	United States	$192	$—	n/m	n/m	$192	$—	n/m	n/m
Duodopa	United States	$25	$24	8.3%	8.3%	$50	$46	9.3%	9.3%
	International	93	91	1.6%	3.7%	192	180	6.7%	9.2%
	Total	$118	$115	2.9%	4.6%	$242	$226	7.2%	9.2%
Ubrelvy (a)	United States	$22	$—	n/m	n/m	$22	$—	n/m	n/m
Other Neuroscience (a)	United States	$103	$—	n/m	n/m	$103	$—	n/m	n/m
	International	2	—	n/m	n/m	2	—	n/m	n/m
	Total	$105	$—	n/m	n/m	$105	$—	n/m	n/m

2020 Form 10-Q |	35

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2020	2019			2020	2019
Eye Care
Lumigan/Ganfort (a)	United States	$35	$—	n/m	n/m	$35	$—	n/m	n/m
	International	41	—	n/m	n/m	41	—	n/m	n/m
	Total	$76	$—	n/m	n/m	$76	$—	n/m	n/m
Alphagan/Combigan(a)	United States	$47	$—	n/m	n/m	$47	$—	n/m	n/m
	International	22	—	n/m	n/m	22	—	n/m	n/m
	Total	$69	$—	n/m	n/m	$69	$—	n/m	n/m
Restasis (a)	United States	$138	$—	n/m	n/m	$138	$—	n/m	n/m
	International	6	—	n/m	n/m	6	—	n/m	n/m
	Total	$144	$—	n/m	n/m	$144	$—	n/m	n/m
Other Eye Care (a)	United States	$54	$—	n/m	n/m	$54	$—	n/m	n/m
	International	74	—	n/m	n/m	74	—	n/m	n/m
	Total	$128	$—	n/m	n/m	$128	$—	n/m	n/m
Women's Health
Lo Loestrin (a)	United States	$78	$—	n/m	n/m	$78	$—	n/m	n/m
	International	2	—	n/m	n/m	2	—	n/m	n/m
	Total	$80	$—	n/m	n/m	$80	$—	n/m	n/m
Orilissa/Oriahnn	United States	$30	$18	57.3%	57.3%	$60	$31	88.6%	88.6%
	International	1	1	90.2%	95.4%	2	1	>100%	>100%
	Total	$31	$19	58.0%	58.1%	$62	$32	90.3%	90.4%
Other Women's Health (a)	United States	$34	$—	n/m	n/m	$34	$—	n/m	n/m
	International	2	—	n/m	n/m	2	—	n/m	n/m
	Total	$36	$—	n/m	n/m	$36	$—	n/m	n/m
Other Key Products
Mavyret	United States	$146	$396	(62.9)%	(62.9)%	$380	$799	(52.4)%	(52.4)%
	International	230	384	(40.2)%	(39.6)%	555	771	(28.1)%	(27.2)%
	Total	$376	$780	(51.7)%	(51.4)%	$935	$1,570	(40.4)%	(39.9)%
Creon	United States	$252	$257	(1.9)%	(1.9)%	$528	$484	9.3%	9.3%
Lupron	United States	$167	$168	(0.1)%	(0.1)%	$362	$359	1.1%	1.1%
	International	38	41	(8.9)%	(3.2)%	76	79	(4.7)%	(0.6)%
	Total	$205	$209	(1.8)%	(0.7)%	$438	$438	—%	0.7%
Linzess/Constella (a)	United States	$130	$—	n/m	n/m	$130	$—	n/m	n/m
	International	3	—	n/m	n/m	3	—	n/m	n/m
	Total	$133	$—	n/m	n/m	$133	$—	n/m	n/m
Synthroid	United States	$183	$203	(9.7)%	(9.7)%	$388	$385	0.7%	0.7%
All other		$590	$486	21.5%	24.6%	$1,143	$1,143	(0.1)%	2.0%
Total net revenues		$10,425	$8,255	26.3%	27.1%	$19,044	$16,083	18.4%	19.1%
n/m – Not meaningful
(a) Represents product revenues for Allergan products only from May 8, 2020, which was the acquisition closing date, through June 30, 2020.
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales were flat for the three months and increased 3% for the six months ended June 30, 2020 primarily driven by market growth across therapeutic categories, offset by direct biosimilar competition in certain international markets. In the United States, Humira sales increased 5% for the three months and 9% for the six months ended June 30, 2020 driven by market growth across all indications, partially offset by lower new patient starts in the second quarter of 2020 due to the COVID-19 pandemic. Internationally, Humira revenues decreased 17% for the three months and 15% for the six months ended June 30, 2020 primarily driven by direct biosimilar competition in certain international markets.
Net revenues for Skyrizi increased more than 100% for the three and six months ended June 30, 2020 primarily driven by higher patient volumes over the prior year following the April 2019 regulatory approvals for the treatment of moderate to severe plaque psoriasis.

2020 Form 10-Q |	36

Net revenues for Rinvoq were $149 million for the three months and $235 million for the six months ended June 30, 2020 following the August 2019 FDA approval and December 2019 EC approval for the treatment of moderate to severe rheumatoid arthritis.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues increased 17% for the three months and 19% for the six months ended June 30, 2020 as a result of continued penetration of Imbruvica for patients with CLL, partially offset by lower new patient starts in the second quarter of 2020 due to the COVID-19 pandemic.
Net revenues for Venclexta increased by 81% for the three months and 96% for the six months ended June 30, 2020 primarily due to continued expansion of Venclexta for the treatment of patients with first-line CLL and relapsed/refractory CLL.
Net revenues for Botox Cosmetic used in facial aesthetics were $226 million for the three and six months ended June 30, 2020 for the period subsequent to the completion of Allergan acquisition.
Net revenues for Juvederm Collection (including Juvederm Ultra XC, Juvederm Voluma XC and other Juvederm products) used in facial aesthetics were $113 million for the three and six months ended June 30, 2020 for the period subsequent to the completion of Allergan acquisition.
Net revenues for Botox Therapeutic used primarily in neuroscience and urology therapeutic areas were $297 million for the three and six months ended June 30, 2020 for the period subsequent to the completion of Allergan acquisition.
Net revenues for Vraylar for the treatment of schizophrenia and bipolar mania were $192 million for the three and six months ended June 30, 2020 for the period subsequent to the completion of Allergan acquisition.
Global Mavyret sales decreased by 51% for the three months and 40% for the six months ended June 30, 2020 primarily driven by competitive dynamics in the U.S. and lower patient volumes in certain international markets, including lower new patient starts in the second quarter of 2020 due to the COVID-19 pandemic.
Net revenues for Creon decreased by 2% for the three months ended June 30, 2020 driven by lower new patient starts due to the COVID-19 pandemic. Creon increased by 9% for the six months ended June 30, 2020 primarily driven by continued market growth, partially offset by lower new patient starts in the second quarter of 2020 due to the COVID-19 pandemic. Creon maintains market leadership in the pancreatic enzyme market with approximately 80% total market share.
Gross Margin

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2020	2019	% change	2020	2019	% change
Gross margin	$6,714	$6,436	4%	$13,391	$12,570	7%
as a % of net revenues	64%	78%		70%	78%
Gross margin as a percentage of net revenues decreased for the three and six months ended June 30, 2020 compared to the prior year. Gross margin percentage for the three and six months ended June 30, 2020 was unfavorably impacted by higher amortization of intangible assets and inventory fair value step-up adjustments associated with the Allergan acquisition as well as collaboration profit sharing arrangements for Imbruvica and Venclexta.
Selling, General and Administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2020	2019	% change	2020	2019	% change
Selling, general and administrative	$3,527	$1,654	>100%	$5,222	$3,334	57%
as a % of net revenues	34%	20%		27%	21%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues increased for the three and six months ended June 30, 2020 compared to the prior year. SG&A expense percentage for the three and six months ended June 30, 2020 was unfavorably impacted by incremental SG&A expenses of Allergan, including transaction and integration costs resulting from the acquisition.

2020 Form 10-Q |	37

Research and Development and Acquired In-Process Research and Development

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2020	2019	% change	2020	2019	% change
Research and development	$1,582	$1,291	23%	$2,961	$2,580	15%
as a % of net revenues	15%	16%		16%	16%
Acquired in-process research and development	$853	$91	>100%	$853	$246	>100%
R&D expenses as a percentage of net revenues decreased for the three months ended June 30, 2020 and were flat for the six months ended June 30, 2020 compared to the prior year. R&D expenses for the three and six months ended June 30, 2020 included costs associated with the acquired Allergan R&D pipeline for the period subsequent to the completion of the acquisition.
Acquired in-process research and development (IPR&D) expenses reflect upfront payments related to various collaborations. Acquired IPR&D expense in the three and six months ended June 30, 2020 included a charge of $750 million as a result of entering a collaboration agreement with Genmab A/S to research, develop and commercialize investigational bispecific antibody therapeutics for the treatment of cancer. There were no individually significant transactions during the three and six months ended June 30, 2019.
Other Non-Operating Expenses

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Interest expense	$632	$358	$1,195	$745
Interest income	(18)	(49)	(153)	(111)
Interest expense, net	$614	$309	$1,042	$634

Net foreign exchange loss	$29	$6	$34	$12
Other expense, net	802	2,278	874	2,413
Interest expense increased for the three and six months ended June 30, 2020 compared to the prior year primarily due to incremental interest and debt issuance costs associated with financing the Allergan acquisition and outstanding Allergan debt acquired, partially offset by the favorable impact of lower interest rates on the company’s debt obligations.
Interest income decreased for the three months ended June 30, 2020 compared to the prior year primarily due to a lower average cash and cash equivalents balance as a result of the cash paid for the Allergan acquisition and the unfavorable impact of lower interest rates. Interest income increased for the six months ended June 30, 2020 compared to the prior year primarily due to a higher average cash and cash equivalents balance partially offset by the unfavorable impact of lower interest rates.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $809 million for the three months and $881 million for the six months ended June 30, 2020 and $2.3 billion for the three months and $2.5 billion for the six months ended June 30, 2019. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three and six months ended June 30, 2020, the change in fair value represented lower discount rates and the passage of time. For the three and six months ended June 30, 2019, the change in fair value represented higher probabilities of success, higher estimated future sales and declining interest rates.

2020 Form 10-Q |	38

Income Tax Expense
The effective tax rate was 7% income tax expense on pre-tax loss for the three months ended June 30, 2020 and 6% income tax expense on pre-tax income for the six months ended June 30, 2020. The effective tax rate was 8% and 5% for the three months and six months ended June 30, 2019, respectively. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The change in the effective tax rate for the three months ended June 30, 2020 over prior year was principally due to the unfavorable impact of non-deductible Allergan acquisition related costs, the impact of changes in contingent consideration liabilities and collaboration related costs. These contributed to net income tax expense on a pre-tax loss for the three months ended June 30, 2020.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
(in millions)	2020	2019
Cash flows provided by (used in):
Operating activities	$6,904	$5,494
Investing activities	(35,781)	(167)
Financing activities	(4,992)	(7,453)
Operating cash flows for the six months ended June 30, 2020 increased compared to the prior year and included the results of Allergan subsequent to the May 8 acquisition date. Operating cash flows for the six months ended June 30, 2020 were favorably impacted by lower payments for income taxes and higher net revenues of the combined company partially offset by acquisition-related cash expenses.
Investing cash flows for the six months ended June 30, 2020 primarily included $39.7 billion cash consideration paid to acquire Allergan offset by cash acquired of $1.5 billion. Investing cash flows also included capital expenditures of $302 million, net sales and maturities of investment securities totaling $1.4 billion and payments made for other acquisitions and investments of $192 million. Investing cash flows for the six months ended June 30, 2019 included net sales and maturities of investment securities totaling $508 million, payments made for other acquisitions and investments of $440 million and capital expenditures of $235 million.
Financing cash flows for the six months ended June 30, 2020 included the issuance of term loans totaling $3.0 billion under the existing $6.0 billion term loan credit agreement which were used to finance the acquisition of Allergan. Subsequent to these borrowings, AbbVie terminated the unused commitments of the lenders under the term loan. Additionally, financing cash flows included the May 2020 repayment of $3.8 billion aggregate principal amount of the company's 2.50% senior notes at maturity. See Note 8 to the Condensed Consolidated Financial Statements for additional information.
Cash dividend payments totaled $3.5 billion for the six months ended June 30, 2020 and $3.2 billion for the six months ended June 30, 2019. The increase in cash dividend payments was driven by an increase in the quarterly dividend rate. On June 17, 2020, the board of directors declared a quarterly cash dividend of $1.18 per share for stockholders of record at the close of business on July 15, 2020, payable on August 14, 2020. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. Under this authorization, AbbVie repurchased 6 million shares for $500 million during the six months ended June 30, 2020 and 4 million shares for $300 million during the six months ended June 30, 2019. AbbVie cash-settled $201 million of its December 2018 open market purchases in January 2019.
During the six months ended June 30, 2020, the company issued and redeemed commercial paper. There were no commercial paper borrowings outstanding as of June 30, 2020 and December 31, 2019. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.

2020 Form 10-Q |	39

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
AbbVie continues to do business with foreign governments in certain countries significantly impacted by the COVID-19 pandemic. AbbVie has assessed credit risk in these countries and currently does not believe the economic conditions in these countries will have a significant impact on the company’s liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance of receivables outstanding as of June 30, 2020. AbbVie will continue to monitor information as it becomes available with respect to COVID-19 and evaluate any expected impact on the company’s receivables.
Credit Facility, Access to Capital and Credit Ratings
Credit Facility
AbbVie currently has a $4.0 billion five-year revolving credit facility that matures in August 2024. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At June 30, 2020, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of June 30, 2020 and December 31, 2019.
Access to Capital
The company intends to fund short-term and long-term financial obligations as they mature through cash on hand, future cash flows from operations or has the ability to issue additional debt. The company’s ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for the company’s products or in the solvency of its customers or suppliers, deterioration in the company’s key financial ratios or credit ratings or other material unfavorable changes in business conditions. At the current time, the company believes it has sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support the company’s growth objectives.
Credit Ratings
Following the acquisition of Allergan, S&P Global Ratings revised its ratings outlook to stable from negative and lowered the issuer credit rating by one notch to BBB+ from A- and the short-term rating to A-2 from A-1. There were no changes in Moody's Investor Service of its Baa2 senior unsecured long-term rating and Prime-2 short-term rating with a stable outlook.
Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in the company’s application of its critical accounting policies during the six months ended June 30, 2020.

2020 Form 10-Q |	40

FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q may be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, failure to realize the expected benefits from AbbVie's acquisition of Allergan, failure to promptly and effectively integrate Allergan's businesses, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, changes to laws and regulations applicable to our industry and the impact of public health outbreaks, epidemics or pandemics, such as COVID-19. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2019, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2019.

2020 Form 10-Q |	41

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. As of June 30, 2020, management is in the process of integrating the internal controls of the acquired Allergan business into AbbVie's existing operations as part of planned integration activities. There were no other changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended June 30, 2020.

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

2020 Form 10-Q |	42

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 – April 30, 2020	1,175	(1)	$75.93	(1)	—	$3,450,069,690
May 1, 2020 – May 31, 2020	958	(1)	$87.03	(1)	—	$3,450,069,690
June 1, 2020 – June 30, 2020	896	(1)	$94.41	(1)	—	$3,450,069,690
Total	3,029	(1)	$84.91	(1)	—	$3,450,069,690

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 1,175 in April; 958 in May; and 896 in June.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2020 Form 10-Q |	43

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

2.1
*Amendment to the Transaction Agreement, dated as of May 5, 2020, between AbbVie Inc., Allergan plc and Venice Subsidiary, LLC (incorporated by reference to Exhibit 2.1 of the company's Quarterly Report on Form 10-Q filed on May 8, 2020).

4.1
*Supplemental Indenture No. 8, dated May 14, 2020, by and between AbbVie Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the company's Current Report on Form 8-K filed on May 14, 2020).

4.2
*Supplemental Indenture No. 9, dated May 14, 2020, among AbbVie Inc., U.S. Bank and National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, U.K. Branch, as paying agent (incorporated by reference to Exhibit 4.15 of the company's Current Report on Form 8-K filed on May 14, 2020).

4.3
*Agency Agreement, dated May 14, 2020, among AbbVie Inc., U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, U.K. Branch, as paying agent and calculation agent (incorporated by reference to Exhibit 4.16 of the company’s Current Report on Form 8-K filed on May 14, 2020).

4.4
*Registration Rights Agreement, dated May 14, 2020, among AbbVie Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., BNP Paribas Securities Corp., HSBC Securities (USA) Inc., Mizuho Securities USA LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.23 of the company’s Current Report on Form 8-K filed on May 14, 2020).

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

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 4, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________
* Incorporated herein by reference. Commission file number 001-35565.

2020 Form 10-Q |	44

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Robert A. Michael
Robert A. Michael
Executive Vice President,
Chief Financial Officer

Date: August 4, 2020

2020 Form 10-Q |	45