Form 10-Q
period 2020-09-30
AbbVie Inc.
filed 2020-11-04
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
As of October 27, 2020, AbbVie Inc. had 1,765,473,923 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

2020 Form 10-Q |	1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Net revenues	$12,902	$8,479	$31,946	$24,562

Cost of products sold	5,050	1,920	10,703	5,433
Selling, general and administrative	2,846	1,657	8,068	4,991
Research and development	1,706	2,285	4,667	4,865
Acquired in-process research and development	45	—	898	246
Total operating costs and expenses	9,647	5,862	24,336	15,535
Operating earnings	3,255	2,617	7,610	9,027

Interest expense, net	620	420	1,662	1,054
Net foreign exchange loss	20	19	54	31
Other expense, net	115	177	989	2,590
Earnings before income tax expense	2,500	2,001	4,905	5,352
Income tax expense	187	117	321	271
Net earnings	2,313	1,884	4,584	5,081
Net earnings attributable to noncontrolling interest	5	—	4	—
Net earnings attributable to AbbVie Inc.	$2,308	$1,884	$4,580	$5,081

Per share data
Basic earnings per share attributable to AbbVie Inc.	$1.30	$1.27	$2.78	$3.41
Diluted earnings per share attributable to AbbVie Inc.	$1.29	$1.26	$2.77	$3.41

Weighted-average basic shares outstanding	1,769	1,481	1,633	1,480
Weighted-average diluted shares outstanding	1,774	1,483	1,637	1,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Net earnings	$2,313	$1,884	$4,584	$5,081

Foreign currency translation adjustments, net of tax expense (benefit) of $15 for the three months and $11 for the nine months ended September 30, 2020 and $(16) for the three months and $(10) for the nine months ended September 30, 2019	512	(256)	726	(288)
Net investment hedging activities, net of tax expense (benefit) of $(85) for the three months and $(125) for the nine months ended September 30, 2020 and $45 for the three months and $53 for the nine months ended September 30, 2019	(314)	156	(455)	184
Pension and post-employment benefits, net of tax expense (benefit) of $10 for the three months and $37 for the nine months ended September 30, 2020 and $7 for the three months and $19 for the nine months ended September 30, 2019	35	33	134	78
Marketable security activities, net of tax expense (benefit) of $— for the three months and $— for the nine months ended September 30, 2020 and $— for the three months and $— for the nine months ended September 30, 2019	—	(1)	—	10
Cash flow hedging activities, net of tax expense (benefit) of $(9) for the three months and $(13) for the nine months ended September 30, 2020 and $18 for the three months and $9 for the nine months ended September 30, 2019	(57)	31	(68)	(32)
Other comprehensive income (loss)	176	(37)	337	(48)
Comprehensive income	2,489	1,847	4,921	5,033
Comprehensive income attributable to noncontrolling interest	5	—	4	—
Comprehensive income attributable to AbbVie Inc.	$2,484	$1,847	$4,917	$5,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and equivalents	$7,890	$39,924
Short-term investments	60	—
Accounts receivable, net	8,416	5,428
Inventories	3,474	1,813
Prepaid expenses and other	3,169	2,354
Total current assets	23,009	49,519

Investments	246	93
Property and equipment, net	4,986	2,962
Intangible assets, net	74,643	18,649
Goodwill	42,801	15,604
Other assets	3,936	2,288
Total assets	$149,621	$89,115

Liabilities and Equity
Current liabilities
Short-term borrowings	$54	$—
Current portion of long-term debt and finance lease obligations	4,723	3,753
Accounts payable and accrued liabilities	19,404	11,832
Total current liabilities	24,181	15,585

Long-term debt and finance lease obligations	82,282	62,975
Deferred income taxes	4,485	1,130
Other long-term liabilities	23,384	17,597

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,789,544,701 shares issued as of September 30, 2020 and 1,781,582,608 as of December 31, 2019	18	18
Common stock held in treasury, at cost, 24,250,071 shares as of September 30, 2020 and 302,671,146 as of December 31, 2019	(1,972)	(24,504)
Additional paid-in capital	17,148	15,193
Retained earnings	3,335	4,717
Accumulated other comprehensive loss	(3,259)	(3,596)
Total stockholders' equity (deficit)	15,270	(8,172)
Noncontrolling interest	19	—
Total equity (deficit)	15,289	(8,172)

Total liabilities and equity	$149,621	$89,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at June 30, 2019	1,478	$18	$(24,505)	$15,028	$3,384	$(2,491)	$—	$(8,566)
Net earnings attributable to AbbVie Inc.	—	—	—	—	1,884	—	—	1,884
Other comprehensive loss, net of tax	—	—	—	—	—	(37)	—	(37)
Dividends declared	—	—	—	—	(1,595)	—	—	(1,595)
Purchases of treasury stock	—	—	(3)	—	—	—	—	(3)
Stock-based compensation plans and other	1	—	7	84	—	—	—	91
Balance at September 30, 2019	1,479	$18	$(24,501)	$15,112	$3,673	$(2,528)	$—	$(8,226)

Balance at June 30, 2020	1,764	$18	$(1,958)	$16,953	$3,130	$(3,435)	$24	$14,732
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,308	—	—	2,308
Other comprehensive income, net of tax	—	—	—	—	—	176	—	176
Dividends declared	—	—	—	—	(2,103)	—	—	(2,103)
Purchases of treasury stock	—	—	(20)	—	—	—	—	(20)
Stock-based compensation plans and other	1	—	6	195	—	—	—	201
Change in noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Balance at September 30, 2020	1,765	$18	$(1,972)	$17,148	$3,335	$(3,259)	$19	$15,289

Balance at December 31, 2018	1,479	$18	$(24,108)	$14,756	$3,368	$(2,480)	$—	$(8,446)
Net earnings attributable to AbbVie Inc.	—	—	—	—	5,081	—	—	5,081
Other comprehensive loss, net of tax	—	—	—	—	—	(48)	—	(48)
Dividends declared	—	—	—	—	(4,776)	—	—	(4,776)
Purchases of treasury stock	(5)	—	(425)	—	—	—	—	(425)
Stock-based compensation plans and other	5	—	32	356	—	—	—	388
Balance at September 30, 2019	1,479	$18	$(24,501)	$15,112	$3,673	$(2,528)	$—	$(8,226)

Balance at December 31, 2019	1,479	$18	$(24,504)	$15,193	$4,717	$(3,596)	$—	$(8,172)
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,580	—	—	4,580
Other comprehensive income, net of tax	—	—	—	—	—	337	—	337
Dividends declared	—	—	—	—	(5,962)	—	—	(5,962)
Common shares and equity awards issued for acquisition of Allergan plc	286	—	23,166	1,243	—	—	—	24,409
Purchases of treasury stock	(7)	—	(682)	—	—	—	—	(682)
Stock-based compensation plans and other	7	—	48	712	—	—	—	760
Change in noncontrolling interest	—	—	—	—	—	—	19	19
Balance at September 30, 2020	1,765	$18	$(1,972)	$17,148	$3,335	$(3,259)	$19	$15,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in millions) (brackets denote cash outflows)	2020	2019
Cash flows from operating activities
Net earnings	$4,584	$5,081
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	439	346
Amortization of intangible assets	3,967	1,162
Deferred income taxes	(498)	(77)
Change in fair value of contingent consideration liabilities	1,078	2,653
Stock-based compensation	617	351
Upfront costs and milestones related to collaborations	1,028	341
Intangible asset impairment	—	1,030
Other, net	491	92
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(574)	(207)
Inventories	(193)	(401)
Prepaid expenses and other assets	190	(89)
Accounts payable and other liabilities	1,903	494
Income tax assets and liabilities, net	(298)	(727)
Cash flows from operating activities	12,734	10,049

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(38,138)	—
Other acquisitions and investments	(1,072)	(476)
Acquisitions of property and equipment	(519)	(389)
Purchases of investment securities	(47)	(579)
Sales and maturities of investment securities	1,464	2,655
Other, net	1,382	—
Cash flows from investing activities	(36,930)	1,211

Cash flows from financing activities
Net change in commercial paper borrowings	—	(699)
Repayments of other short-term borrowings	—	(3,000)
Proceeds from issuance of long-term debt	3,000	1,534
Repayments of long-term debt and finance lease obligations	(4,414)	(5)
Debt issuance costs	(20)	(248)
Dividends paid	(5,615)	(4,771)
Purchases of treasury stock	(682)	(627)
Proceeds from the exercise of stock options	109	6
Payments of contingent consideration liabilities	(212)	(120)
Other, net	28	36
Cash flows from financing activities	(7,806)	(7,894)
Effect of exchange rate changes on cash and equivalents	(32)	(7)
Net change in cash and equivalents	(32,034)	3,359
Cash and equivalents, beginning of period	39,924	7,289

Cash and equivalents, end of period	$7,890	$10,648

Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	$23,979	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

2020 Form 10-Q |	6

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
Upon adoption of the standard, accounts receivable are stated at amortized cost less allowance for credit losses. The allowance for credit losses reflects the best estimate of future losses over the contractual life of outstanding accounts receivable and is determined on the basis of historical experience, specific allowances for known troubled accounts, other currently available information including customer financial condition, and both current and forecasted economic conditions. There were no significant changes in credit loss risk factors that impacted the company's recorded allowance during the nine months ended September 30, 2020.
Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2019-12
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard includes simplifications related to accounting for income taxes including removing certain exceptions related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for AbbVie starting with the first quarter of 2021. AbbVie is currently assessing the impact of adopting this guidance but does not expect a material impact on its consolidated financial statements.

2020 Form 10-Q |	7

Note 2    Supplemental Financial Information

Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Interest expense	$630	$480	$1,825	$1,225
Interest income	(10)	(60)	(163)	(171)
Interest expense, net	$620	$420	$1,662	$1,054

Inventories

(in millions)	September 30, 2020	December 31, 2019
Finished goods	$1,444	$485
Work-in-process	1,295	942
Raw materials	735	386
Inventories	$3,474	$1,813

Property and Equipment

(in millions)	September 30, 2020	December 31, 2019
Property and equipment, gross	$10,391	$8,188
Accumulated depreciation	(5,405)	(5,226)
Property and equipment, net	$4,986	$2,962

Depreciation expense was $175 million for the three months and $439 million for the nine months ended September 30, 2020 and $114 million for the three months and $346 million for the nine months ended September 30, 2019.

2020 Form 10-Q |	8

Note 3    Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Basic EPS
Net earnings attributable to AbbVie Inc.	$2,308	$1,884	$4,580	$5,081
Earnings allocated to participating securities	17	10	44	27
Earnings available to common shareholders	$2,291	$1,874	$4,536	$5,054
Weighted-average basic shares outstanding	1,769	1,481	1,633	1,480
Basic earnings per share attributable to AbbVie Inc.	$1.30	$1.27	$2.78	$3.41

Diluted EPS
Net earnings attributable to AbbVie Inc.	$2,308	$1,884	$4,580	$5,081
Earnings allocated to participating securities	17	10	44	27
Earnings available to common shareholders	$2,291	$1,874	$4,536	$5,054
Weighted-average shares of common stock outstanding	1,769	1,481	1,633	1,480
Effect of dilutive securities	5	2	4	3
Weighted-average diluted shares outstanding	1,774	1,483	1,637	1,483
Diluted earnings per share attributable to AbbVie Inc.	$1.29	$1.26	$2.77	$3.41

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
The acquisition of Allergan has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2020. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill, property and equipment, inventories and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and equivalents	$1,537
Short-term investments	1,421
Accounts receivable	2,423
Inventories	2,340
Prepaid expenses and other current assets	1,984
Investments	137
Property and equipment	1,912
Intangible assets
Developed product rights	58,280
In-process research and development	1,040
Other noncurrent assets	1,452
Short-term borrowings	(60)
Current portion of long-term debt and finance lease obligations	(1,899)
Accounts payable and accrued liabilities	(5,813)
Long-term debt and finance lease obligations	(18,937)
Deferred income taxes	(4,068)
Other long-term liabilities	(4,728)
Total identifiable net assets	37,021
Goodwill	27,063
Total assets acquired and liabilities assumed	$64,084

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
Following the acquisition date, the operating results of Allergan have been included in the condensed consolidated financial statements. For the period from the acquisition date through September 30, 2020, net revenues attributable to Allergan were $5.9 billion and operating losses attributable to Allergan were $1.5 billion, inclusive of $2.6 billion of intangible asset amortization and $964 million of inventory fair value step-up amortization.
Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $781 million for the nine months ended September 30, 2020 and $26 million for the three months and $50 million for the nine months ended September 30, 2019 and were included in selling, general and administrative (SG&A) expenses in the condensed consolidated statements of earnings. There were no acquisition-related expenses for the three months ended September 30, 2020.
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of AbbVie and Allergan for the three and nine months ended September 30, 2020 and 2019 as if the acquisition of Allergan had occurred on January 1, 2019:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Net revenues	$12,902	$12,428	$36,663	$36,085
Net earnings (loss)	2,829	977	6,142	(2,615)

The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Allergan. In order to reflect the occurrence of the acquisition on January 1, 2019 as required, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with acquisition date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of acquisition-related costs incurred during the three and nine months ended September 30, 2020 to the nine months ended September 30, 2019. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2019. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $1.1 billion for the nine months ended September 30, 2020 and $476 million for the nine months ended September 30, 2019. AbbVie recorded acquired IPR&D charges of $45 million for the three months and $898 million for the nine months ended September 30, 2020. AbbVie recorded no acquired IPR&D charges for the three months and $246 million for the nine months ended September 30, 2019.

2020 Form 10-Q |	11

Genmab A/S
In June 2020, AbbVie and Genmab A/S (Genmab) entered into a collaboration agreement to jointly develop and commercialize three of Genmab's early-stage investigational bispecific antibody therapeutics and entered into a discovery research collaboration for future differentiated antibody therapeutics for the treatment of cancer. Under the terms of the agreement, Genmab granted to AbbVie an exclusive license to its epcoritamab (DuoBody-CD3xCD20), DuoHexaBody-CD37 and DuoBody-CD3x5T4 programs. For epcoritamab, the companies will share commercial responsibilities in the U.S. and Japan, with AbbVie responsible for further global commercialization. Genmab will record net revenues in the U.S. and Japan, and the parties will share equally in pre-tax profits from these sales. Genmab will receive tiered royalties on remaining global sales. For the discovery research partnership, Genmab will conduct Phase 1 studies for these programs and AbbVie retains the right to opt-in to program development. AbbVie made an upfront payment of $750 million, which was recorded to IPR&D in the nine months ended September 30, 2020. AbbVie could make additional payments of up to $3.2 billion upon the achievement of certain development, regulatory and commercial milestones for all programs.
I-Mab Biopharma
In September 2020, AbbVie and I-Mab Biopharma (I-Mab) entered into a collaboration agreement for the development and commercialization of lemzoparlimab, an anti-CD47 monoclonal antibody internally discovered and developed by I-Mab for the treatment of multiple cancers. Both companies will collaborate to design and conduct further global clinical trials to evaluate lemzoparlimab. The collaboration provides AbbVie an exclusive global license, excluding greater China, to develop and commercialize lemzoparlimab. The companies will share manufacturing responsibilities with AbbVie being the primary manufacturer for global supply. The agreement also allows for potential collaboration on future CD47-related therapeutic agents, subject to further licenses to explore each other's related programs in their respective territories. The terms of the arrangement include an initial upfront payment of $180 million to exclusively license lemzoparlimab along with a milestone payment of $20 million based on the Phase I results, for a total of $200 million, which is expected to be recorded to IPR&D in the fourth quarter of 2020 after regulatory approval of the transaction. In addition, I-Mab will be eligible to receive up to $1.7 billion upon the achievement of certain clinical development, regulatory and commercial milestones, and AbbVie will pay tiered royalties from low-to-mid teen percentages on global net revenues outside of greater China.
Luminera
In October 2020, AbbVie entered into an agreement with Luminera, a privately held aesthetics company based in Israel, to acquire Luminera's full dermal filler portfolio and R&D pipeline including HArmonyCa, a dermal filler intended for facial soft tissue augmentation, for an aggregate purchase price comprised of an upfront payment of approximately $121 million plus contingent consideration up to $90 million upon achievement of certain commercial milestones. HArmonyCa is currently commercially available in Israel and Brazil and AbbVie will continue to develop this product for its international and U.S. markets.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended September 30, 2020 and 2019.
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

2020 Form 10-Q |	12

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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
United States - Janssen's share of profits (included in cost of products sold)	$524	$489	$1,467	$1,297
International - AbbVie's share of profits (included in net revenues)	251	215	750	621
Global - AbbVie's share of other costs (included in respective line items)	74	81	211	230

AbbVie’s receivable from Janssen, included in accounts receivable, net, was $276 million at September 30, 2020 and $235 million at December 31, 2019. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $468 million at September 30, 2020 and $455 million at December 31, 2019.
Collaboration with Genentech, Inc.
AbbVie and Genentech, Inc. (Genentech), a member of the Roche Group, are parties to a collaboration and license agreement executed in 2007 to jointly research, develop and commercialize human therapeutic products containing BCL-2 inhibitors and certain other compound inhibitors which includes Venclexta, a BCL-2 inhibitor used to treat certain hematological malignancies. AbbVie shares equally with Genentech all pre-tax profits and losses from the development and commercialization of Venclexta in the United States. AbbVie pays royalties on Venclexta net revenues outside the United States.
AbbVie manufactures and distributes Venclexta globally and is the principal in the end-customer product sales. Sales of Venclexta are included in AbbVie's net revenues. Genentech's share of United States profits is included in AbbVie's cost of products sold. AbbVie records sales and marketing costs associated with the United States collaboration as part of SG&A expenses and global development costs as part of R&D expenses, net of Genentech’s share. Royalties paid for Venclexta revenues outside the United States are also included in AbbVie’s cost of products sold.
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Genentech's share of profits, including royalties (included in cost of products sold)	$139	$89	$390	$220
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	9	9	34	27
AbbVie's share of development costs (included in R&D)	27	32	88	94

2020 Form 10-Q |	13

Note 6    Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2019	$15,604
Additions(a)	27,063
Foreign currency translation adjustments	134
Balance as of September 30, 2020	$42,801

(a) Goodwill additions related to the acquisition of Allergan in the second quarter of 2020 (see Note 4).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of September 30, 2020, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	September 30, 2020			December 31, 2019
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$78,451	$(9,917)	$68,534	$19,547	$(6,405)	$13,142
License agreements	7,828	(2,759)	5,069	7,798	(2,291)	5,507
Total definite-lived intangible assets	$86,279	$(12,676)	$73,603	$27,345	$(8,696)	$18,649
Indefinite-lived research and development	1,040	—	1,040	—	—	—
Total intangible assets, net	$87,319	$(12,676)	$74,643	$27,345	$(8,696)	$18,649

Definite-Lived Intangible Assets
The increase in definite-lived intangible assets during 2020 was primarily due to the acquisition of Allergan in the second quarter of 2020. The intangible assets will be amortized using the estimated pattern of economic benefit. Refer to Note 4 for additional information regarding this acquisition.
Amortization expense was $2.1 billion for the three months and $4.0 billion for the nine months ended September 30, 2020 and $389 million for the three months and $1.2 billion for the nine months ended September 30, 2019. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings. No definite-lived intangible asset impairment charges were recorded for the nine months ended September 30, 2020 and 2019.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represents IPR&D associated with products that have not yet received regulatory approval. The increase in indefinite-lived research and development assets during 2020 was due to the acquisition of Allergan in the second quarter of 2020. Refer to Note 4 for additional information regarding this acquisition.
The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist. No indefinite-lived intangible asset impairment charges were recorded for the nine months ended September 30, 2020. In the third quarter of 2019, following the announcement of the decision to terminate the rovalpituzumab tesirine (Rova-T) R&D program, the company recorded an impairment charge of $1.0 billion which represented the remaining value of the IPR&D acquired as part of the 2016 Stemcentrx acquisition.

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
The following table summarizes the charges associated with the Allergan acquisition integration plan:

	Three months ended September 30,		Nine months ended September 30,
	2020		2020
(in millions)	Severance and employee benefits	Other integration	Severance and employee benefits	Other integration
Cost of products sold	$10	$12	$43	$13
Research and development	40	91	172	135
Selling, general and administrative	29	57	347	155
Total charges	$79	$160	$562	$303

The following table summarizes the cash activity in the recorded liability associated with the integration plan:

	Nine months ended September 30,
	2020
(in millions)	Severance and employee benefits	Other integration
Charges	$467	$303
Payments and other adjustments	(178)	(270)
Accrued balance as of September 30, 2020	$289	$33

Other Restructuring
AbbVie recorded restructuring charges of $11 million for the three months and $42 million for the nine months ended September 30, 2020 and $22 million for the three months and $208 million for the nine months ended September 30, 2019.
The following table summarizes the cash activity in the restructuring reserve for the nine months ended September 30, 2020:

(in millions)
Accrued balance as of December 31, 2019	$140
Restructuring charges	40
Payments and other adjustments	(87)
Accrued balance as of September 30, 2020	$93

2020 Form 10-Q |	15

Note 8    Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company's Annual Report on Form 10-K for the year ended December 31, 2019 for a summary of AbbVie's risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.6 billion at September 30, 2020 and $957 million at December 31, 2019, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of September 30, 2020 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
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
In the fourth quarter of 2019, the company entered into interest rate swap contracts with notional amounts totaling $2.3 billion at September 30, 2020 and December 31, 2019. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. The contracts were designated as cash flow hedges and are recorded at fair value. Realized and unrealized gains or losses are included in AOCI and are reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $8.3 billion at September 30, 2020 and $7.1 billion at December 31, 2019.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had foreign currency forward exchange contracts with notional amounts totaling €971 million, £204 million and CHF62 million at September 30, 2020 and December 31, 2019. The company also had an aggregate principal amount of senior Euro notes designated as net investment hedges of €7.3 billion at September 30, 2020 and €3.6 billion at December 31, 2019. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
AbbVie is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $4.8 billion at September 30, 2020 and $10.8 billion at December 31, 2019. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2020 Form 10-Q |	16

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	September 30, 2020	December 31, 2019	Balance sheet caption	September 30, 2020	December 31, 2019
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$—	$3	Accounts payable and accrued liabilities	$32	$14
Designated as net investment hedges	Prepaid expenses and other	14	—	Accounts payable and accrued liabilities	3	24
Not designated as hedges	Prepaid expenses and other	35	19	Accounts payable and accrued liabilities	35	18
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	7	—
Designated as cash flow hedges	Other assets	—	3	Other long-term liabilities	33	—
Designated as fair value hedges	Prepaid expenses and other	14	—	Accounts payable and accrued liabilities	—	2
Designated as fair value hedges	Other assets	157	28	Other long-term liabilities	—	74
Total derivatives		$220	$53		$110	$132
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Foreign currency forward exchange contracts
Designated as cash flow hedges	$(52)	$3	$(5)	$8
Designated as net investment hedges	(56)	59	(32)	69
Interest rate swap contracts designated as cash flow hedges	(1)	—	(53)	—
Treasury rate lock agreements designated as cash flow hedges	—	88	—	88

Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax losses of $22 million into cost of products sold for foreign currency cash flow hedges, pre-tax losses of $27 million into interest expense, net for interest rate swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax losses of $340 million for the three months and pre-tax losses of $532 million for the nine months ended September 30, 2020 and recognized pre-tax gains of $152 million for the three months and pre-tax gains of $187 million for the nine months ended September 30, 2019.

2020 Form 10-Q |	17

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Statement of earnings caption	2020	2019	2020	2019
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$15	$42	$15	$119
Designated as net investment hedges	Interest expense, net	3	10	16	19
Not designated as hedges	Net foreign exchange loss	31	(55)	36	(95)
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	—	18	—
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	(8)	—	(10)	—
Designated as fair value hedges	Interest expense, net	1	78	398	443
Debt designated as hedged item in fair value hedges	Interest expense, net	(1)	(78)	(398)	(443)

Fair Value Measures
The fair value hierarchy consists of the following three levels:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;

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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2020:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$7,890	$2,836	$5,054	$—
Money market funds and time deposits	11	—	11	—
Debt securities	53	—	53	—
Equity securities	146	138	8	—
Interest rate swap contracts	171	—	171	—
Foreign currency contracts	49	—	49	—
Total assets	$8,320	$2,974	$5,346	$—
Liabilities
Interest rate swap contracts	$40	$—	$40	$—
Foreign currency contracts	70	—	70	—
Contingent consideration	8,327	—	—	8,327
Total liabilities	$8,437	$—	$110	$8,327

2020 Form 10-Q |	18

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
The fair value of the company's contingent consideration liabilities as of September 30, 2020 was calculated using the following significant unobservable inputs:

	Range	Weighted average(a)
Discount rate	0.2% - 2.6%	1.5%
Probability of payment for unachieved milestones	16% - 57%	54%
Probability of payment for royalties by indication(b)	16% - 100%	89%
Projected year of payments	2020 - 2034	2027
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excludes early stage indications with 0% estimated probability of payment and includes approved indications with 100% probability of payment. Excluding approved indications, the estimated probability of payment ranged from 16% to 56% at September 30, 2020.

2020 Form 10-Q |	19

There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Nine months ended September 30,
(in millions)	2020	2019
Beginning balance	$7,340	$4,483
Additions(a)	121	—
Change in fair value recognized in net earnings	1,078	2,653
Payments	(212)	(179)
Ending balance	$8,327	$6,957

(a) Represents contingent consideration liabilities assumed in the Allergan acquisition.
The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of September 30, 2020 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$54	$54	$—	$54	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	4,709	4,732	4,279	453	—
Long-term debt and finance lease obligations, excluding fair value hedges	81,972	90,201	88,589	1,612	—
Total liabilities	$86,735	$94,987	$92,868	$2,119	$—

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

AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $96 million as of September 30, 2020 and $66 million as of December 31, 2019. No significant cumulative upward or downward adjustments have been recorded for these investments as of September 30, 2020.

2020 Form 10-Q |	20

Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 67% as of September 30, 2020 and 68% as of December 31, 2019, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.
Humira (adalimumab) is AbbVie’s single largest product and accounted for approximately 46% of AbbVie’s total net revenues for the nine months ended September 30, 2020 and 58% for the nine months ended September 30, 2019.
Debt and Credit Facilities
Allergan-Related Financing
In connection with the acquisition of Allergan, in May 2020, the company borrowed $3.0 billion under a $6.0 billion term loan credit agreement, of which $1.0 billion was outstanding under a floating rate three-year term loan tranche and $2.0 billion outstanding under a floating rate five-year term loan tranche as of September 30, 2020. Subsequent to these borrowings, AbbVie terminated the unused commitments of the lenders under the term loan.
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
In September 2020, the company repaid $650 million aggregate principal amount of 3.375% Allergan exchange notes at maturity.
The following table summarizes acquired debt outstanding as of September 30, 2020:

(dollars in millions)	September 30, 2020
Senior USD notes
4.875% Senior Notes due 2021	$450
5.000% Senior Notes due 2021	1,200
3.450% Senior Notes due 2022	2,878
3.250% Senior Notes due 2022	1,700
2.800% Senior Notes due 2023	350
3.850% Senior Notes due 2024	1,032
3.800% Senior Notes due 2025	3,021
4.550% Senior Notes due 2035	1,789
4.625% Senior Notes due 2042	457
4.850% Senior Notes due 2044	1,074
4.750% Senior Notes due 2045	881
Senior Euro notes
Floating Rate Notes due 2020 (€700 principal)	821
0.500% Senior Notes due 2021 (€750 principal)	879
1.500% Senior Notes due 2023 (€500 principal)	586
1.250% Senior Notes due 2024 (€700 principal)	821
2.625% Senior Notes due 2028 (€500 principal)	586
2.125% Senior Notes due 2029 (€550 principal)	645
Unamortized purchase price adjustments of Allergan debt	1,256
Total acquired debt outstanding	$20,426

Other Long-Term Debt
In May 2020, the company repaid $3.8 billion aggregate principal amount of 2.5% senior notes at maturity.

2020 Form 10-Q |	21

In September 2019, the company issued €1.4 billion aggregate principal amount of unsecured senior Euro notes, consisting of €750 million aggregate principal amount of 0.75% senior notes due 2027 and €650 million aggregate principal amount of 1.25% senior notes due 2031.
Short-Term Borrowings
There were no commercial paper borrowings outstanding as of September 30, 2020 and December 31, 2019. The weighted-average interest rate on commercial paper borrowings was 1.8% for the nine months ended September 30, 2020 and 2.5% for the nine months ended September 30, 2019.
In March 2019, AbbVie repaid its $3.0 billion 364-day term loan credit agreement that was scheduled to mature in June 2019.
Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$93	$67	$277	$202	$10	$6	$31	$19
Interest cost	68	64	196	194	8	6	25	21
Expected return on plan assets	(148)	(118)	(426)	(356)	—	—	—	—
Amortization of actuarial losses and prior service cost	57	27	171	82	7	1	17	1
Net periodic benefit cost	$70	$40	$218	$122	$25	$13	$73	$41

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
Note 10 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Cost of products sold	$11	$4	$37	$24
Research and development	54	31	200	136
Selling, general and administrative	97	40	380	191
Pre-tax compensation expense	162	75	617	351
Tax benefit	32	15	109	64
After-tax compensation expense	$130	$60	$508	$287

2020 Form 10-Q |	22

Stock Options
During the nine months ended September 30, 2020, primarily in connection with the company's annual grant, AbbVie granted 2.0 million stock options with a weighted-average grant-date fair value of $12.14. In connection with the Allergan acquisition, during the second quarter of 2020, AbbVie issued 11.2 million stock options to holders of Allergan options as a result of the conversion of such options. These options were fair-valued using a lattice valuation model. Refer to Note 4 for additional information regarding the Allergan acquisition. As of September 30, 2020, $16 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the nine months ended September 30, 2020, primarily in connection with the company's annual grant, AbbVie granted 5.5 million RSUs and performance shares with a weighted-average grant-date fair value of $93.50. In connection with the Allergan acquisition, during the second quarter of 2020, AbbVie issued 8.2 million RSUs to holders of Allergan equity awards based on a conversion factor described in the transaction agreement. Refer to Note 4 for additional information regarding the Allergan acquisition. As of September 30, 2020, $713 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2020 and 2019:

2020			2019
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/30/20	02/16/21	$1.30	11/01/19	02/14/20	$1.18
09/11/20	11/16/20	$1.18	09/06/19	11/15/19	$1.07
06/17/20	08/14/20	$1.18	06/20/19	08/15/19	$1.07
02/20/20	05/15/20	$1.18	02/21/19	05/15/19	$1.07

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
Under this authorization, AbbVie repurchased 6 million shares for $500 million during the nine months ended September 30, 2020 and 4 million shares for $300 million during the nine months ended September 30, 2019. AbbVie's remaining stock repurchase authorization was approximately $3.5 billion as of September 30, 2020.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2020:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2019	$(928)	$9	$(2,965)	$288	$(3,596)
Other comprehensive income (loss) before reclassifications	726	(443)	(14)	(49)	220
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(12)	148	(19)	117
Net current-period other comprehensive income (loss)	726	(455)	134	(68)	337
Balance as of September 30, 2020	$(202)	$(446)	$(2,831)	$220	$(3,259)

Other comprehensive income for the nine months ended September 30, 2020 included foreign currency translation adjustments totaling a gain of $726 million, which was principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated assets.

2020 Form 10-Q |	23

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

Other comprehensive loss for the nine months ended September 30, 2019 included foreign currency translation adjustments totaling a loss of $288 million, which was principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.
The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
(in millions) (brackets denote gains)	2020	2019	2020	2019
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(3)	$(10)	$(16)	$(19)
Tax expense	1	2	4	4
Total reclassifications, net of tax	$(2)	$(8)	$(12)	$(15)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$63	$28	$188	$83
Tax benefit	(13)	(5)	(40)	(17)
Total reclassifications, net of tax	$50	$23	$148	$66
Cash flow hedging activities
Gains on foreign currency forward exchange contracts(c)	$(15)	$(42)	$(15)	$(119)
Gains on treasury rate lock agreements(a)	(6)	—	(18)	—
Losses on interest rate swap contracts(a)	8	—	10	—
Tax expense	3	3	4	10
Total reclassifications, net of tax	$(10)	$(39)	$(19)	$(109)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).

2020 Form 10-Q |	24

Note 11 Income Taxes

The effective tax rate was 7% for the three and nine months ended September 30, 2020 and 6% for the three months and 5% for the nine months ended September 30, 2019. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for the three and nine months ended September 30, 2020 over the prior year was principally due to the unfavorable impact of non-deductible Allergan acquisition related costs, the impact of changes in contingent consideration liabilities, collaboration related costs and changes in the company's taxable earnings among jurisdictions.
Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $138 million.
Note 12 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $70 million as of September 30, 2020 and $290 million as of December 31, 2019. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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
Antitrust Litigation
Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits pending in federal court consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by Niaspan direct purchasers and one brought by Niaspan end-payers. The cases are pending in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pre-trial proceedings under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. In August 2019, the court certified a class of direct purchasers of Niaspan. In June 2020, the court denied the end-payers' motion to certify a class. In October 2016, the Orange County, California District Attorney’s Office filed a lawsuit on behalf of the State of California regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees.
In September 2014, the Federal Trade Commission filed a lawsuit, FTC v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that 2011 patent litigation with two generic companies regarding AndroGel was sham litigation and the settlements of that litigation violated federal antitrust law. In May 2015, the court dismissed the FTC’s settlement-related claim. In June 2018, following a bench trial, the court found for the FTC on its sham litigation claim and ordered a disgorgement remedy of $448 million, plus prejudgment interest. The court denied the FTC’s request for injunctive relief. In September 2020, the United States Court of Appeals for the Third Circuit reversed the district court’s finding of sham litigation with respect to one generic company and affirmed with respect to the other but held the FTC lacked authority to obtain a disgorgement remedy and vacated the district court’s award. The Third Circuit also affirmed the district court’s denial of the FTC’s injunction request and reinstated the FTC’s settlement-related claim for further proceedings in the district court.

2020 Form 10-Q |	25

In August 2019, direct purchasers of AndroGel filed a lawsuit, King Drug Co. of Florence, Inc., et al. v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that 2006 patent litigation settlements and related agreements by Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) with three generic companies violated federal antitrust law, and also making allegations similar to those in FTC v. AbbVie Inc. (above). In May 2020, Perrigo Company and related entities filed a lawsuit against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, making sham litigation allegations similar to those in FTC v. AbbVie Inc. (above).
In July 2019, the New Mexico Attorney General filed a lawsuit, State of New Mexico ex rel. Balderas v. AbbVie Inc., et al., in New Mexico District Court for Santa Fe County against AbbVie and other companies alleging their marketing of AndroGel violated New Mexico’s Unfair Practices Act. In October 2020, the state added a claim under the New Mexico False Advertising Act.
Between March and May 2019, 12 putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois by indirect Humira purchasers, alleging that AbbVie’s settlements with biosimilar manufacturers and AbbVie’s Humira patent portfolio violated state and federal antitrust laws. The court consolidated these lawsuits as In re: Humira (Adalimumab) Antitrust Litigation. In June 2020, the court dismissed the consolidated litigation with prejudice. The plaintiffs have appealed the dismissal.
Lawsuits are pending against Forest Laboratories, LLC and others generally alleging that 2009 and 2010 patent litigation settlements involving Namenda entered into between Forest and generic companies and other conduct by Forest involving Namenda, violated state antitrust, unfair and deceptive trade practices, and unjust enrichment laws. Plaintiffs generally seek monetary damages, injunctive relief and attorneys’ fees. The lawsuits, purported class actions filed by indirect purchasers of Namenda, are consolidated as In re: Namenda Indirect Purchaser Antitrust Litigation in the United States District Court for the Southern District of New York.
Lawsuits are pending against Allergan Inc. generally alleging that Allergan’s petitioning to the U.S. Patent Office and Food and Drug Administration and other conduct by Allergan involving Restasis violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages, injunctive relief and attorneys’ fees. The lawsuits, certified as a class action filed on behalf of indirect purchasers of Restasis, are consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York under the MDL Rules as In re: Restasis (Cyclosporine Ophthalmic Emulsion) Antitrust Litigation, MDL No. 2819. The settlement of similar lawsuits brought on behalf of a class of direct purchasers of Restasis received final court approval in October 2020.
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 3,050 matters are pending against Allergan. The federal court cases are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 279 of the claims are pending in various state courts. The plaintiffs in these cases, which include states, counties, cities, and Native American tribes, generally seek compensatory damages.
Shareholder and Securities Litigation
In June 2016, a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Similar lawsuits were filed between July 2017 and October 2019 against AbbVie and in some instances its chief executive officer in the same court by additional investment funds. The court granted motions dismissing the claims of three plaintiffs, one of which refiled its lawsuit in New York state court in June 2020 while the appeal of its dismissal in Illinois is pending. Plaintiffs seek compensatory and punitive damages.
In October 2018, a federal securities lawsuit, Holwill v. AbbVie Inc., et al., was filed in the United States District Court for the Northern District of Illinois) against AbbVie, its chief executive officer and former chief financial officer, alleging that reasons stated for Humira sales growth in financial filings between 2013 and 2017 were misleading because they omitted alleged misconduct in connection with Humira patient and reimbursement support services and other services and items of value that allegedly induced Humira prescriptions.
In February 2020, a shareholder derivative lawsuit, Elfers v. Gonzalez, et al., was filed in the United States District Court for the District of Delaware alleging that certain AbbVie directors and officers breached their fiduciary duties regarding alleged misconduct in connection with Humira patient and reimbursement support services and other services and items of value and in connection with the announcements of results of AbbVie’s 2018 Dutch auction tender offer.

2020 Form 10-Q |	26

Lawsuits are pending against Allergan and certain of its current and former officers alleging they made misrepresentations and omissions regarding Allergan's textured breast implants. The lawsuits, which were filed by Allergan shareholders, have been consolidated in the United States District Court for the Southern District of New York as In re: Allergan plc Securities Litigation. The plaintiffs generally seek compensatory damages and attorneys’ fees. In September 2019, the court partially granted Allergan's motion to dismiss. In September 2020, the court denied plaintiffs’ class certification motion because it found the lead plaintiff to be an inadequate representative of the proposed class but allowed 30 days for another putative class member to propose itself as a new lead plaintiff.
Lawsuits are pending against Allergan and certain of its current and former officers alleging they made misrepresentations and omissions regarding Allergan’s former Actavis generics unit and its alleged anticompetitive conduct with other generic drug companies. The lawsuits were filed by Allergan shareholders and consist of three purported class actions and one individual action that have been consolidated in the U.S. District Court for the District of New Jersey as In re: Allergan Generic Drug Pricing Securities Litigation. Another individual action in New Jersey state court was dismissed in September 2020. The plaintiffs seek monetary damages and attorneys’ fees.
Product Liability and General Litigation
Product liability cases were filed generally alleging that AbbVie and other manufacturers of testosterone replacement therapy products did not adequately warn about risks of certain injuries, primarily heart attacks, strokes and blood clots. Approximately 3,500 claims against AbbVie regarding AndroGel were consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois under the MDL Rules as In re: Testosterone Replacement Therapy Products Liability Litigation, MDL No. 2545. Approximately 175 claims against AbbVie are pending in various state courts. All but five of the pending filed cases have been, or are in the process of being, dismissed pursuant to a Master Settlement Agreement.
Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Approximately 120 cases are pending in the United States District Court for the Southern District of Illinois, and approximately 4 others are pending in various federal and state courts. Plaintiffs generally seek compensatory and punitive damages. Approximately ninety-five percent of these pending cases, plus other unfiled claims, are subject to confidential settlement agreements and are expected to be dismissed with prejudice.
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
Intellectual Property Litigation
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib capsules (a drug Pharmacyclics sells under the trademark Imbruvica). In February 2018 and March 2020, cases were filed in the United States District Court for the District of Delaware against Sandoz Inc. and Lek Pharmaceuticals D.D. In each case, Pharmacyclics alleges the defendants' proposed generic ibrutinib product infringes certain Pharmacyclics patents and seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of Imbruvica, is the co-plaintiff in these suits.
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib tablets (a drug Pharmacyclics sells under the trademark Imbruvica). Cases were filed in the United States District Court for the District of Delaware in March 2019 and March 2020 against Alvogen Pine Brook LLC and Natco Pharma Ltd., and in April 2020 against Zydus Worldwide DMCC and Cadila Healthcare Limited. In each case, Pharmacyclics alleges defendants’ proposed generic ibrutinib tablet product infringes certain Pharmacyclics patents and seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of Imbruvica, is the co-plaintiff in these suits.
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

2020 Form 10-Q |	27

In January 2019, Allergan, Inc. and Allergan plc (now Allergan Limited) and Medytox Inc. (collectively, "Complainants") filed a complaint with the United States International Trade Commission (ITC) against Daewoong Pharmaceuticals Co., Ltd., Daewoong Co., Ltd., and Evolus Inc. (collectively, "Respondents") requesting the ITC commence an investigation regarding the importation into the United States of Respondents' botulinum neurotoxin products, including Jeuveau, which Complainants assert were developed using Medytox's trade secrets. Complainants seek permanent exclusion and cease and desist orders covering Respondents' products, including Jeuveau. In July 2020, the administrative law judge issued an initial ruling in favor of Allergan and Medytox. In September 2020, the full commission decided to review the initial ruling.
In August 2020, BTL Industries, Inc. (BTL) filed an ITC action against Allergan USA, Inc., Allergan Limited, Allergan, Inc., Zeltiq Aesthetics, Inc., Zeltiq Ireland Unlimited Company, and Zimmer Medizinsysteme GmbH, for patent infringement alleging that the CoolTone and CoolSculpting devices infringe its patents and seeking an exclusion order preventing importation of the devices and any components used to make or use the devices.

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
The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2020	2019	2020	2019
Immunology
Humira	United States	$4,189	$3,887	$11,819	$10,895
	International	951	1,049	2,861	3,357
	Total	$5,140	$4,936	$14,680	$14,252
Skyrizi	United States	$379	$76	$934	$118
	International	56	15	131	21
	Total	$435	$91	$1,065	$139
Rinvoq	United States	$191	$14	$409	$14
	International	24	—	41	—
	Total	$215	$14	$450	$14
Hematologic Oncology
Imbruvica	United States	$1,119	$1,042	$3,140	$2,757
	Collaboration revenues	251	215	750	621
	Total	$1,370	$1,257	$3,890	$3,378
Venclexta	United States	$204	$142	$596	$364
	International	148	79	376	177
	Total	$352	$221	$972	$541
Aesthetics
Botox Cosmetic (a)	United States	$237	$—	$384	$—
	International	156	—	235	—
	Total	$393	$—	$619	$—
Juvederm Collection (a)	United States	$115	$—	$171	$—
	International	159	—	216	—
	Total	$274	$—	$387	$—
Other Aesthetics (a)	United States	$265	$—	$392	$—
	International	35	—	50	—
	Total	$300	$—	$442	$—
Neuroscience
Botox Therapeutic (a)	United States	$429	$—	$683	$—
	International	94	—	137	—
	Total	$523	$—	$820	$—
Vraylar (a)	United States	$358	$—	$550	$—
Duodopa	United States	$25	$26	$75	$72
	International	98	91	290	271
	Total	$123	$117	$365	$343
Ubrelvy (a)	United States	$38	$—	$60	$—
Other Neuroscience (a)	United States	$203	$—	$306	$—
	International	4	—	6	—

2020 Form 10-Q |	29

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2020	2019	2020	2019
	Total	$207	$—	$312	$—
Eye Care
Lumigan/Ganfort (a)	United States	$62	$—	$97	$—
	International	87	—	128	—
	Total	$149	$—	$225	$—
Alphagan/Combigan(a)	United States	$84	$—	$131	$—
	International	39	—	61	—
	Total	$123	$—	$192	$—
Restasis (a)	United States	$284	$—	$422	$—
	International	15	—	21	—
	Total	$299	$—	$443	$—
Other Eye Care (a)	United States	$119	$—	$173	$—
	International	150	—	224	—
	Total	$269	$—	$397	$—
Women's Health
Lo Loestrin (a)	United States	$129	$—	$207	$—
	International	5	—	7	—
	Total	$134	$—	$214	$—
Orilissa/Oriahnn	United States	$24	$27	$84	$58
	International	1	—	3	1
	Total	$25	$27	$87	$59
Other Women's Health (a)	United States	$74	$—	$108	$—
	International	6	—	8	—
	Total	$80	$—	$116	$—
Other Key Products
Mavyret	United States	$185	$368	$565	$1,167
	International	229	327	784	1,098
	Total	$414	$695	$1,349	$2,265
Creon	United States	$282	$265	$810	$749
Lupron	United States	$99	$187	$461	$546
	International	34	43	110	122
	Total	$133	$230	$571	$668
Linzess/Constella (a)	United States	$240	$—	$370	$—
	International	8	—	11	—
	Total	$248	$—	$381	$—
Synthroid	United States	$189	$197	$577	$582
All other		$829	$429	$1,972	$1,572
Total net revenues		$12,902	$8,479	$31,946	$24,562

(a) Net revenues for the nine months ended September 30, 2020 include product revenues for Allergan products only from May 8, 2020, which was the acquisition closing date, through September 30, 2020.

2020 Form 10-Q |	30

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of September 30, 2020 and December 31, 2019 and the results of operations for the three and nine months ended September 30, 2020 and 2019. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
Financial Results
The company's financial performance for the nine months ended September 30, 2020 included delivering worldwide net revenues of $31.9 billion, operating earnings of $7.6 billion, diluted earnings per share of $2.77 and cash flows from operations of $12.7 billion. Worldwide net revenues grew by 30% on a reported basis and 31% on a constant currency basis, which included $5.9 billion of contributed revenues from the Allergan acquisition, growth in the immunology portfolio from Skyrizi, Rinvoq and the continued strength of Humira in the U.S. as well as revenue growth from Imbruvica and Venclexta.
Diluted earnings per share was $2.77 for the nine months ended September 30, 2020 and included the following after-tax costs: (i) $3.4 billion related to the amortization of intangible assets; (ii) $2.6 billion of Allergan acquisition and integration expenses; (iii) $1.1 billion for the change in fair value of contingent consideration liabilities; (iv) $898 million for acquired in-process research and development (IPR&D); and (v) $202 million for milestones and other research and development (R&D) expenses. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.

2020 Form 10-Q |	31

In October 2020, the company announced that its board of directors declared an increase in the company's quarterly cash dividend from $1.18 per share to $1.30 per share beginning with the dividend payable in February 2021. This reflects an increase of approximately 10.2% over the previous quarterly rate.
Impact of the Coronavirus Disease 2019 (COVID-19)
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and around the world. In response to the growing public health crisis, AbbVie has partnered with global authorities to support the experimental use of multiple AbbVie assets to determine their efficacy in the treatment of COVID-19. In June 2020, AbbVie announced that it entered into a collaboration with Harbour BioMed, Utrecht University and Erasmus Medical Center to develop a novel antibody therapeutic to prevent and treat COVID-19. Additionally, AbbVie donated $35 million to increase healthcare capacity, supply critical equipment and deliver food and essential supplies during the crisis. AbbVie continues to closely manage manufacturing and supply chain resources around the world to help ensure that patients continue to receive an uninterrupted supply of their medicines. Clinical trial sites are being monitored locally to protect the safety of study participants, staff and employees. While the impact of COVID-19 on AbbVie's operations to date has not been material, AbbVie has experienced lower new patient starts across the therapeutic portfolio. AbbVie expects this matter could continue to negatively impact its results of operations throughout the duration of the outbreak. The extent to which COVID-19 may impact AbbVie's financial condition and results of operations remains uncertain.
Research and Development
Research and innovation are the cornerstones of AbbVie’s business as a global biopharmaceutical company. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative therapies and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie’s pipeline currently includes approximately 80 compounds or indications in clinical development individually or under collaboration or license agreements and is focused on such important medical specialties as immunology, oncology, aesthetics, neuroscience, eye care and women's health along with targeted investments in cystic fibrosis. Of these programs, approximately 50 are in mid- and late-stage development. The Allergan acquisition added several early-to-late stage pipeline assets in key areas, such as aesthetics, neuroscience, eye care and general medicine.
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

•
In May 2020, AbbVie submitted a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration (FDA) and, in June 2020, submitted an marketing authorization application (MAA) to the European Medicines Agency (EMA) for Rinvoq for the treatment of adult patients with active psoriatic arthritis.

•
In June 2020, AbbVie announced top-line results from its Phase 3 Measure Up 1 study and, in July 2020, announced top-line results from its Phase 3 Measure Up 2 and AD Up studies of Rinvoq for the treatment of moderate to severe atopic dermatitis met all primary and secondary endpoints versus placebo.

•	In August 2020, AbbVie submitted an sNDA to the FDA and, earlier this year, submitted an MAA to the EMA for Rinvoq for the treatment of adult patients with active ankylosing spondylitis.

•	In October 2020, AbbVie submitted an sNDA to the FDA and an MAA to the EMA for Rinvoq for the treatment of adult and adolescent patients with moderate to severe atopic dermatitis.

2020 Form 10-Q |	32

Oncology
Imbruvica

•
In April 2020, AbbVie received FDA approval for the use of Imbruvica in combination with rituximab for the treatment of previously untreated patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL). In August 2020, the European Commission (EC) granted marketing authorization for Imbruvica in combination with rituximab for the treatment of adult patients with previously untreated CLL.

Venclexta

•
In February 2020, AbbVie announced that the Phase 3 VIALE-C trial of Venclexta in combination with low-dose cytarabine in newly-diagnosed patients with acute myeloid leukemia (AML) did not meet its primary endpoint.

•	In March 2020, AbbVie announced that top-line results from its Phase 3 VIALE-A trial of Venclexta in combination with azacitidine in patients with AML met its primary endpoints.

•	In March 2020, AbbVie received EC approval of Venclyxto in combination with obinutuzumab for patients with previously untreated CLL.

•	In June 2020, AbbVie submitted an MAA to the EMA for Venclyxto for the treatment of patients with AML.

•
In October 2020, AbbVie received FDA full approval of Venclexta for the treatment of patients with AML. The approval is supported by data from a series of trials including the Phase 3 VIALE-A and VIALE-C studies.

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

Elezanumab

•	In September 2020, AbbVie announced that the FDA granted Orphan Drug and Fast Track designations for elezanumab, an investigational treatment for patients following spinal cord injury.
Virology/Liver Disease
Mavyret

•
In March 2020, AbbVie announced that the EC granted marketing authorization for Maviret to shorten once-daily treatment duration from 12 to 8 weeks in treatment-naïve, compensated cirrhotic, chronic hepatitis C virus (HCV) patients with genotype 3 infection.

2020 Form 10-Q |	33

Eye Care
AGN-190584

•
In October 2020, AbbVie announced that top-line results from its Phase 3 GEMINI 1 and 2 studies of AGN-190584, an investigational ophthalmic solution, for the treatment of presbyopia met their primary endpoint and majority of the secondary endpoints.

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

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2020	2019			2020	2019
United States	$9,909	$6,244	58.7%	58.7%	$24,214	$17,478	38.5%	38.5%
International	2,993	2,235	33.9%	35.1%	7,732	7,084	9.1%	11.1%
Net revenues	$12,902	$8,479	52.1%	52.4%	$31,946	$24,562	30.1%	30.7%

2020 Form 10-Q |	34

The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2020	2019			2020	2019
Immunology
Humira	United States	$4,189	$3,887	7.7%	7.7%	$11,819	$10,895	8.5%	8.5%
	International	951	1,049	(9.3)%	(8.0)%	2,861	3,357	(14.8)%	(12.8)%
	Total	$5,140	$4,936	4.1%	4.4%	$14,680	$14,252	3.0%	3.5%
Skyrizi	United States	$379	$76	>100.0%	>100.0%	$934	$118	>100.0%	>100.0%
	International	56	15	>100.0%	>100.0%	131	21	>100.0%	>100.0%
	Total	$435	$91	>100.0%	>100.0%	$1,065	$139	>100.0%	>100.0%
Rinvoq	United States	$191	$14	>100.0%	>100.0%	$409	$14	>100.0%	>100.0%
	International	24	—	>100.0%	>100.0%	41	—	>100.0%	>100.0%
	Total	$215	$14	>100.0%	>100.0%	$450	$14	>100.0%	>100.0%
Hematologic Oncology
Imbruvica	United States	$1,119	$1,042	7.4%	7.4%	$3,140	$2,757	13.9%	13.9%
	Collaboration revenues	251	215	17.0%	17.0%	750	621	20.9%	20.9%
	Total	$1,370	$1,257	9.0%	9.0%	$3,890	$3,378	15.2%	15.2%
Venclexta	United States	$204	$142	42.8%	42.8%	$596	$364	63.4%	63.4%
	International	148	79	88.6%	86.7%	376	177	>100.0%	>100.0%
	Total	$352	$221	59.0%	58.3%	$972	$541	79.5%	80.5%
Aesthetics
Botox Cosmetic (a)	United States	$237	$—	n/m	n/m	$384	$—	n/m	n/m
	International	156	—	n/m	n/m	235	—	n/m	n/m
	Total	$393	$—	n/m	n/m	$619	$—	n/m	n/m
Juvederm Collection (a)	United States	$115	$—	n/m	n/m	$171	$—	n/m	n/m
	International	159	—	n/m	n/m	216	—	n/m	n/m
	Total	$274	$—	n/m	n/m	$387	$—	n/m	n/m
Other Aesthetics (a)	United States	$265	$—	n/m	n/m	$392	$—	n/m	n/m
	International	35	—	n/m	n/m	50	—	n/m	n/m
	Total	$300	$—	n/m	n/m	$442	$—	n/m	n/m
Neuroscience
Botox Therapeutic (a)	United States	$429	$—	n/m	n/m	$683	$—	n/m	n/m
	International	94	—	n/m	n/m	137	—	n/m	n/m
	Total	$523	$—	n/m	n/m	$820	$—	n/m	n/m
Vraylar (a)	United States	$358	$—	n/m	n/m	$550	$—	n/m	n/m
Duodopa	United States	$25	$26	(2.5)%	(2.5)%	$75	$72	5.0%	5.0%
	International	98	91	6.7%	3.2%	290	271	6.7%	7.2%
	Total	$123	$117	4.7%	2.0%	$365	$343	6.4%	6.8%
Ubrelvy (a)	United States	$38	$—	n/m	n/m	$60	$—	n/m	n/m
Other Neuroscience (a)	United States	$203	$—	n/m	n/m	$306	$—	n/m	n/m
	International	4	—	n/m	n/m	6	—	n/m	n/m
	Total	$207	$—	n/m	n/m	$312	$—	n/m	n/m

2020 Form 10-Q |	35

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2020	2019			2020	2019
Eye Care
Lumigan/Ganfort (a)	United States	$62	$—	n/m	n/m	$97	$—	n/m	n/m
	International	87	—	n/m	n/m	128	—	n/m	n/m
	Total	$149	$—	n/m	n/m	$225	$—	n/m	n/m
Alphagan/Combigan(a)	United States	$84	$—	n/m	n/m	$131	$—	n/m	n/m
	International	39	—	n/m	n/m	61	—	n/m	n/m
	Total	$123	$—	n/m	n/m	$192	$—	n/m	n/m
Restasis (a)	United States	$284	$—	n/m	n/m	$422	$—	n/m	n/m
	International	15	—	n/m	n/m	21	—	n/m	n/m
	Total	$299	$—	n/m	n/m	$443	$—	n/m	n/m
Other Eye Care (a)	United States	$119	$—	n/m	n/m	$173	$—	n/m	n/m
	International	150	—	n/m	n/m	224	—	n/m	n/m
	Total	$269	$—	n/m	n/m	$397	$—	n/m	n/m
Women's Health
Lo Loestrin (a)	United States	$129	$—	n/m	n/m	$207	$—	n/m	n/m
	International	5	—	n/m	n/m	7	—	n/m	n/m
	Total	$134	$—	n/m	n/m	$214	$—	n/m	n/m
Orilissa/Oriahnn	United States	$24	$27	(5.1)%	(5.1)%	$84	$58	46.6%	46.6%
	International	1	—	78.7%	80.3%	3	1	>100.0%	>100.0%
	Total	$25	$27	(3.2)%	(3.2)%	$87	$59	48.3%	48.3%
Other Women's Health (a)	United States	$74	$—	n/m	n/m	$108	$—	n/m	n/m
	International	6	—	n/m	n/m	8	—	n/m	n/m
	Total	$80	$—	n/m	n/m	$116	$—	n/m	n/m
Other Key Products
Mavyret	United States	$185	$368	(50.0)%	(50.0)%	$565	$1,167	(51.6)%	(51.6)%
	International	229	327	(29.9)%	(31.0)%	784	1,098	(28.6)%	(28.3)%
	Total	$414	$695	(40.6)%	(41.1)%	$1,349	$2,265	(40.5)%	(40.3)%
Creon	United States	$282	$265	5.9%	5.9%	$810	$749	8.1%	8.1%
Lupron	United States	$99	$187	(47.6)%	(47.6)%	$461	$546	(15.6)%	(15.6)%
	International	34	43	(18.0)%	(13.9)%	110	122	(9.3)%	(5.2)%
	Total	$133	$230	(42.1)%	(41.3)%	$571	$668	(14.5)%	(13.8)%
Linzess/Constella (a)	United States	$240	$—	n/m	n/m	$370	$—	n/m	n/m
	International	8	—	n/m	n/m	11	—	n/m	n/m
	Total	$248	$—	n/m	n/m	$381	$—	n/m	n/m
Synthroid	United States	$189	$197	(3.6)%	(3.6)%	$577	$582	(0.8)%	(0.8)%
All other		$829	$429	93.0%	94.2%	$1,972	$1,572	25.4%	27.3%
Total net revenues		$12,902	$8,479	52.1%	52.4%	$31,946	$24,562	30.1%	30.7%
n/m – Not meaningful
(a) Net revenues for the nine months ended September 30, 2020 include product revenues for Allergan products only from May 8, 2020, which was the acquisition closing date, through September 30, 2020.
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales increased 4% for the three months and 3% for the nine months ended September 30, 2020 primarily driven by market growth across therapeutic categories, offset by direct biosimilar competition in certain international markets. In the United States, Humira sales increased 8% for the three and nine months ended September 30, 2020 driven by market growth across all indications, partially offset by lower new patient starts due to the COVID-19 pandemic. Internationally, Humira revenues decreased 8% for the three months and 13% for the nine months ended September 30, 2020 primarily driven by direct biosimilar competition in certain international markets.
Net revenues for Skyrizi increased more than 100% for the three and nine months ended September 30, 2020 primarily driven by market growth and market share gains over the prior year following the April 2019 regulatory approvals for the treatment of moderate to severe plaque psoriasis.

2020 Form 10-Q |	36

Net revenues for Rinvoq increased more than 100% for the three and nine months ended September 30, 2020 primarily driven by the August 2019 FDA approval and December 2019 EC approval for the treatment of moderate to severe rheumatoid arthritis.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues increased 9% for the three months and 15% for the nine months ended September 30, 2020 as a result of continued penetration of Imbruvica for patients with CLL, partially offset by lower new patient starts due to the COVID-19 pandemic.
Net revenues for Venclexta increased by 58% for the three months and 80% for the nine months ended September 30, 2020 primarily due to continued expansion of Venclexta for the treatment of patients with first-line CLL, relapsed/refractory CLL and first-line AML.
Net revenues for Botox Cosmetic used in facial aesthetics were $393 million for the three months and $619 million for the nine months ended September 30, 2020 for the period subsequent to the completion of Allergan acquisition.
Net revenues for Juvederm Collection (including Juvederm Ultra XC, Juvederm Voluma XC and other Juvederm products) used in facial aesthetics were $274 million for the three months and $387 million for the nine months ended September 30, 2020 for the period subsequent to the completion of Allergan acquisition.
Net revenues for Botox Therapeutic used primarily in neuroscience and urology therapeutic areas were $523 million for the three months and $820 million for the nine months ended September 30, 2020 for the period subsequent to the completion of Allergan acquisition.
Net revenues for Vraylar for the treatment of schizophrenia and bipolar mania were $358 million for the three months and $550 million for the nine months ended September 30, 2020 for the period subsequent to the completion of Allergan acquisition.
Global Mavyret sales decreased by 41% for the three months and 40% for the nine months ended September 30, 2020 primarily driven by competitive dynamics in the U.S. and lower patient volumes in certain international markets, including lower global new patient starts due to the COVID-19 pandemic.
Net revenues for Creon increased by 6% for the three months and 8% for the nine months ended September 30, 2020 primarily driven by continued market growth, partially offset by lower new patient starts due to the COVID-19 pandemic. Creon maintains market leadership in the pancreatic enzyme market with approximately 80% total market share.
Net revenues for Lupron decreased by 41% for the three months and 14% for the nine months ended September 30, 2020 primarily due to a near-term supply issue which has impacted product availability of certain formulations.
Gross Margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2020	2019	% change	2020	2019	% change
Gross margin	$7,852	$6,559	20%	$21,243	$19,129	11%
as a % of net revenues	61%	77%		66%	78%
Gross margin as a percentage of net revenues decreased for the three and nine months ended September 30, 2020 compared to the prior year. Gross margin percentage for the three and nine months ended September 30, 2020 was unfavorably impacted by higher amortization of intangible assets and inventory fair value step-up adjustments associated with the Allergan acquisition as well as collaboration profit sharing arrangements for Imbruvica and Venclexta.

2020 Form 10-Q |	37

Selling, General and Administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2020	2019	% change	2020	2019	% change
Selling, general and administrative	$2,846	$1,657	72%	$8,068	$4,991	62%
as a % of net revenues	22%	20%		25%	20%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues increased for the three and nine months ended September 30, 2020 compared to the prior year. SG&A expense percentage for the three and nine months ended September 30, 2020 was unfavorably impacted by incremental SG&A expenses of Allergan, including transaction and integration costs resulting from the acquisition.
Research and Development and Acquired In-Process Research and Development

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2020	2019	% change	2020	2019	% change
Research and development	$1,706	$2,285	(25)%	$4,667	$4,865	(4)%
as a % of net revenues	13%	27%		15%	20%
Acquired in-process research and development	$45	$—	n/m	$898	$246	>100%
R&D expenses as a percentage of net revenues decreased for the three and nine months ended September 30, 2020 compared to the prior year primarily due to the $1.0 billion intangible asset impairment charge in the three and nine months ended September 30, 2019, which represented the remaining value of the IPR&D acquired as part of the 2016 Stemcentrx acquisition following the decision to terminate the Rova-T R&D program. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding the impairment charge. R&D expenses as a percentage of net revenues for the three and nine months ended September 30, 2020 were also favorably impacted by increased scale of the combined company for the period subsequent to the completion of the Allergan acquisition.
Acquired in-process research and development (IPR&D) expenses reflect upfront payments related to various collaborations. Acquired IPR&D expense in the nine months ended September 30, 2020 included a charge of $750 million as a result of entering a collaboration agreement with Genmab A/S to research, develop and commercialize investigational bispecific antibody therapeutics for the treatment of cancer. There were no other individually significant transactions during the three months ended September 30, 2020 and the three and nine months ended September 30, 2019.
Other Non-Operating Expenses

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Interest expense	$630	$480	$1,825	$1,225
Interest income	(10)	(60)	(163)	(171)
Interest expense, net	$620	$420	$1,662	$1,054

Net foreign exchange loss	$20	$19	$54	$31
Other expense, net	115	177	989	2,590
Interest expense increased for the three and nine months ended September 30, 2020 compared to the prior year primarily due to a higher average debt balance associated with the financing of the Allergan acquisition as well as the incremental Allergan debt acquired, partially offset by the favorable impact of lower interest rates on the company’s debt obligations.
Interest income decreased for the three and nine months ended September 30, 2020 compared to the prior year primarily due to a lower average cash and cash equivalents balance as a result of the cash paid for the Allergan acquisition and the unfavorable impact of lower interest rates.

2020 Form 10-Q |	38

Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $197 million for the three months and $1.1 billion for the nine months ended September 30, 2020 compared to $180 million for the three months and $2.7 billion for the nine months ended September 30, 2019. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three and nine months ended September 30, 2020, the change in fair value represented lower discount rates and the passage of time. For the three and nine months ended September 30, 2019, the change in fair value represented higher probabilities of success, higher estimated future sales and declining interest rates, partially offset by a decrease in the Stemcentrx contingent consideration liability due to the termination of the Rova-T R&D program.
Income Tax Expense
The effective tax rate was 7% for the three and nine months ended September 30, 2020 and 6% for the three months and 5% for the nine months ended September 30, 2019. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for the three and nine months ended September 30, 2020 over the prior year was principally due to the unfavorable impact of non-deductible Allergan acquisition related costs, the impact of changes in contingent consideration liabilities, collaboration related costs and changes in the company's taxable earnings among jurisdictions.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
(in millions)	2020	2019
Cash flows provided by (used in):
Operating activities	$12,734	$10,049
Investing activities	(36,930)	1,211
Financing activities	(7,806)	(7,894)
Operating cash flows for the nine months ended September 30, 2020 increased compared to the prior year and included the results of Allergan subsequent to the May 8 acquisition date. Operating cash flows for the nine months ended September 30, 2020 were favorably impacted by higher net revenues of the combined company and the timing of working capital cash flows, partially offset by acquisition-related cash expenses.
Investing cash flows for the nine months ended September 30, 2020 primarily included $39.7 billion cash consideration paid to acquire Allergan offset by cash acquired of $1.5 billion. Investing cash flows also included net sales and maturities of investment securities totaling $1.4 billion, payments made for other acquisitions and investments of $1.1 billion and capital expenditures of $519 million. Investing cash flows for the nine months ended September 30, 2019 included net sales and maturities of investment securities totaling $2.1 billion resulting from the sale of substantially all of the company's investments in debt securities, payments made for other acquisitions and investments of $476 million and capital expenditures of $389 million.
Financing cash flows for the nine months ended September 30, 2020 included the issuance of term loans totaling $3.0 billion under the existing $6.0 billion term loan credit agreement which were used to finance the acquisition of Allergan. Subsequent to these borrowings, AbbVie terminated the unused commitments of the lenders under the term loan. Additionally, financing cash flows included the May 2020 repayment of $3.8 billion aggregate principal amount of the company's 2.50% senior notes at maturity and the September 2020 repayment of $650 million aggregate principal amount of 3.375% Allergan exchange notes at maturity. Financing cash flows nine months ended September 30, 2019 included the repayment of AbbVie's $3.0 billion 364-day term loan credit agreement that was scheduled to mature in June 2019. In September 2019, the company also issued €1.4 billion aggregate principal amount of unsecured senior Euro notes. See Note 8 to the Condensed Consolidated Financial Statements for additional information.
Cash dividend payments totaled $5.6 billion for the nine months ended September 30, 2020 and $4.8 billion for the nine months ended September 30, 2019. The increase in cash dividend payments was driven by an increase in the quarterly dividend rate. On September 11, 2020, the board of directors declared a quarterly cash dividend of $1.18 per share for stockholders of record at the close of business on October 15, 2020, payable on November 16, 2020. In October 2020, the company announced that its board of directors declared an increase in the company's quarterly cash dividend from $1.18 per share to $1.30 per share beginning with the

2020 Form 10-Q |	39

dividend payable in February 2021 to stockholders of record as of January 15, 2021. This reflects an increase of approximately 10.2% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. Under this authorization, AbbVie repurchased 6 million shares for $500 million during the nine months ended September 30, 2020 and 4 million shares for $300 million during the nine months ended September 30, 2019. AbbVie cash-settled $201 million of its December 2018 open market purchases in January 2019.
During the nine months ended September 30, 2020, the company issued and redeemed commercial paper. There were no commercial paper borrowings outstanding as of September 30, 2020 and December 31, 2019. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
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
AbbVie continues to do business with foreign governments in certain countries significantly impacted by the COVID-19 pandemic. AbbVie has assessed credit risk in these countries and currently does not believe the economic conditions in these countries will have a significant impact on the company’s liquidity, cash flow or financial flexibility. However, if government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, AbbVie may not be able to collect the entire balance of receivables outstanding as of September 30, 2020. AbbVie will continue to monitor information as it becomes available with respect to COVID-19 and evaluate any expected impact on the company’s receivables.
Credit Facility, Access to Capital and Credit Ratings
Credit Facility
AbbVie currently has a $4.0 billion five-year revolving credit facility that matures in August 2024. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At September 30, 2020, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of September 30, 2020 and December 31, 2019.
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

2020 Form 10-Q |	40

CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in the company’s application of its critical accounting policies during the nine months ended September 30, 2020.
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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in internal control over financial reporting. As of September 30, 2020, management is in the process of integrating the internal controls of the acquired Allergan business into AbbVie's existing operations as part of planned integration activities. There were no other changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended September 30, 2020.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 – July 31, 2020	862	(1)	$99.13	(1)	—	$3,450,069,690
August 1, 2020 – August 31, 2020	1,018	(1)	$92.02	(1)	—	$3,450,069,690
September 1, 2020 – September 30, 2020	981	(1)	$90.09	(1)	—	$3,450,069,690
Total	2,861	(1)	$93.50	(1)	—	$3,450,069,690

1.
In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 862 in July; 1,018 in August; and 981 in September.

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

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 4, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Robert A. Michael
Executive Vice President,
Chief Financial Officer

Date: November 4, 2020

2020 Form 10-Q |	45