Form 10-K
period 2020-12-31
AbbVie Inc.
filed 2021-02-19
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to

Commission file number 001-35565
AbbVie Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0375147
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
1 North Waukegan Road
North Chicago, Illinois 60064-6400
(847) 932-7900
(Address, including zip code, and telephone number of principal executive offices)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	ABBV	New York Stock Exchange
Chicago Stock Exchange
0.500% Senior Notes due 2021	ABBV21C	New York Stock Exchange
1.500% Senior Notes due 2023	ABBV23B	New York Stock Exchange
1.375% Senior Notes due 2024	ABBV24	New York Stock Exchange
1.250% Senior Notes due 2024	ABBV24B	New York Stock Exchange
0.750% Senior Notes due 2027	ABBV27	New York Stock Exchange
2.125% Senior Notes due 2028	ABBV28	New York Stock Exchange
2.625% Senior Notes due 2028	ABBV28B	New York Stock Exchange
2.125% Senior Notes due 2029	ABBV29	New York Stock Exchange
1.250% Senior Notes due 2031	ABBV31	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐       No ☒
The aggregate market value of the 1,747,782,344 shares of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of AbbVie Inc.'s most recently completed second fiscal quarter (June 30, 2020), was $171,597,270,533. AbbVie has no non-voting common equity.
Number of common shares outstanding as of January 31, 2021: 1,765,881,690
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2021 AbbVie Inc. Proxy Statement are incorporated by reference into Part III. The Definitive Proxy Statement will be filed on or about March 22, 2021.

ABBVIE INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

PART I
ITEM 1. BUSINESS

Overview
AbbVie(1) is a global, research-based biopharmaceutical company. AbbVie uses its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases.
On May 8, 2020, AbbVie completed the acquisition of Allergan plc (Allergan). The acquisition of Allergan creates a diversified biopharmaceutical company positioned for success with a comprehensive product portfolio that has leadership positions in key therapeutic areas of immunology, hematologic oncology, aesthetics, neuroscience, eye care and women's health. AbbVie's existing product portfolio and pipeline is enhanced with numerous Allergan assets and Allergan's product portfolio benefits from AbbVie's commercial strength, expertise and international infrastructure. See Note 5, "Licensing, Acquisitions and Other Arrangements—Acquisition of Allergan," to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data." Subsequent to the acquisition date, AbbVie's consolidated financial statements include the assets, liabilities, operating results and cash flows of Allergan.
AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100% of the outstanding common stock of AbbVie to Abbott's shareholders.
Impact of the Coronavirus Disease 2019 (COVID-19)
The novel coronavirus (COVID-19) pandemic continues to spread throughout the United States and around the world. In response to the growing public health crisis, AbbVie has partnered with global authorities to support the experimental use of multiple AbbVie assets to determine their efficacy in the treatment of COVID-19. AbbVie continues to closely manage manufacturing and supply chain resources around the world to help ensure that patients continue to receive an uninterrupted supply of their medicines. Clinical trial sites are being monitored locally to protect the safety of study participants, staff and employees. While the impact of COVID-19 on AbbVie's operations to date has not been material, AbbVie has experienced lower new patient starts across the therapeutic portfolio. AbbVie expects this matter could continue to negatively impact its results of operations throughout the duration of the outbreak. The extent to which COVID-19 may impact AbbVie's financial condition and results of operations remains uncertain.
Segments
AbbVie operates as a single global business segment dedicated to the research and development, manufacturing, commercialization and sale of innovative medicines and therapies. This operating structure enables the Chief Executive Officer, as chief operating decision maker (CODM), to allocate resources and assess business performance on a global basis in order to achieve established long-term strategic goals. Consistent with this structure, a global research and development and supply chain organization is responsible for the discovery, development, manufacturing and supply of products. Commercial efforts that coordinate the marketing, sales and distribution of these products are organized by geographic region or therapeutic area. All of these activities are supported by a global corporate administrative staff. The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the CODM for purposes of assessing performance, allocating resources and planning and forecasting future periods. See Note 16, "Segment and Geographic Area Information" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" and the sales information related to AbbVie's key products and geographies included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

_______________________________________________________________________________
(1)As used throughout the text of this report on Form 10-K, the terms "AbbVie" or "the company" refer to AbbVie Inc., a Delaware corporation, or AbbVie Inc. and its consolidated subsidiaries, as the context requires.

1	| 2020 Form 10-K

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
Humira.    Humira (adalimumab) is a biologic therapy administered as a subcutaneous injection. It is approved to treat the following autoimmune diseases in the United States, Canada and Mexico (collectively, North America) and in the European Union:

Condition	Principal Markets
Rheumatoid arthritis (moderate to severe)	North America, European Union
Psoriatic arthritis	North America, European Union
Ankylosing spondylitis	North America, European Union
Adult Crohn's disease (moderate to severe)	North America, European Union
Plaque psoriasis (moderate to severe chronic)	North America, European Union
Juvenile idiopathic arthritis (moderate to severe polyarticular)	North America, European Union
Ulcerative colitis (moderate to severe)	North America, European Union
Axial spondyloarthropathy	European Union
Pediatric Crohn's disease (moderate to severe)	North America, European Union
Hidradenitis suppurativa (moderate to severe)	North America, European Union
Pediatric enthesitis-related arthritis	European Union
Non-infectious intermediate, posterior and panuveitis	North America, European Union
Pediatric ulcerative colitis (moderate to severe)	European Union
Pediatric uveitis	European Union
Humira is also approved in Japan for the treatment of intestinal Behçet's disease and pyoderma gangrenosum.
Humira is sold in numerous other markets worldwide, including Japan, China, Brazil and Australia, and accounted for approximately 43% of AbbVie's total net revenues in 2020.
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
Rinvoq. Rinvoq (upadacitinib) is an oral, once-daily selective and reversible JAK inhibitor and is approved in the United States, Canada, Japan and the European Union. Rinvoq is indicated for the treatment of moderate to severe active rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to one or more disease-modifying anti-rheumatic drugs (DMARDs). Rinvoq is also approved in the European Union for the treatment of adult patients with active psoriatic arthritis and adult patients with active ankylosing spondylitis. Rinvoq may be used as monotherapy or in combination with methotrexate. Rinvoq is also indicated in Japan in patients with rheumatoid arthritis with inadequate response to conventional therapy (including inhibition of the progression of structural damage).

2020 Form 10-K |	2

Oncology products. AbbVie’s oncology products target some of the most complex and difficult-to-treat cancers. These products are:
Imbruvica. Imbruvica (ibrutinib) is an oral, once-daily therapy that inhibits a protein called Bruton's tyrosine kinase (BTK). Imbruvica was one of the first medicines to receive a United States Food and Drug Administration (FDA) approval after being granted a Breakthrough Therapy Designation and is one of the few therapies to receive four separate designations. Imbruvica currently is approved for the treatment of adult patients with:
•Chronic lymphocytic leukemia (CLL)/Small lymphocytic lymphoma (SLL) and CLL/SLL with 17p deletion;
•Mantle cell lymphoma (MCL) who have received at least one prior therapy*;
•Waldenström’s macroglobulinemia (WM);
•Marginal zone lymphoma (MZL) who require systemic therapy and have received at least one prior anti-CD20-based therapy*; and
•Chronic graft versus host disease (cGVHD) after failure of one or more lines of systemic therapy.
    _______________________________________________________________________________
    * Accelerated approval was granted for this indication based on overall response rate. Continued approval for this indication may be contingent upon verification of clinical benefit in confirmatory trials.
Venclexta/Venclyxto. Venclexta (venetoclax) is a BCL-2 inhibitor used to treat hematological malignancies. Venclexta is approved by the FDA for adults with CLL or SLL. In addition, Venclexta is approved in combination with azacitidine, or decitabine, or low-dose cytarabine to treat adults with newly-diagnosed acute myeloid leukemia (AML) who are 75 years of age or older or have other medical conditions that prevent the use of standard chemotherapy. Venclyxto is approved in Europe for CLL in combination with obinutuzumab for patients with previously untreated CLL and in combination with rituximab in patients who have received at least one previous treatment.
Aesthetics products. AbbVie’s Allergan Aesthetics portfolio consists of toxins and dermal fillers, plastics and regenerative medicine, body contouring, and skincare products, which hold market-leading positions in the U.S. and in key markets around the world. In 2020, U.S. sales comprised approximately two-thirds of total global sales. These products are:
Botox Cosmetic. Botox Cosmetic is an acetylcholine release inhibitor and a neuromuscular blocking agent indicated for temporary improvement in the appearance of moderate to severe glabellar lines (frown lines between the eyebrows), moderate to severe crow's feet and forehead lines in adults. Having received its initial U.S. Food and Drug Administration (FDA) approval in 2002, Botox Cosmetic is now approved for use in all major markets around the world and has become one of the world’s most recognized and iconic brands.
Juvederm Collection. The Juvederm Collection is a portfolio of hyaluronic acid-based dermal fillers with a variety of approved indications in the U.S. and in all other major markets around the world to treat volume loss in the cheeks, chin, lips and lower face.
Other aesthetics. Other aesthetics products include, but are not limited to, Coolsculpting body contouring technology, Alloderm regenerative dermal tissue, Natrelle breast implants, the SkinMedica skincare line, and DiamondGlow.
Neuroscience products. AbbVie’s neuroscience products address some of the most difficult-to-treat neurologic diseases. These products are:
Botox Therapeutic. Botox Therapeutic (onabotulinumtoxinA injection) is a neuromuscular blocking agent that is injected into muscle tissue in treatment for the following indications in the United States:
•For the treatment of overactive bladder with symptoms of urge urinary incontinence, urgency, and frequency, in adults who have an inadequate response to or are intolerant of an anticholinergic medication.
•For the treatment of urinary incontinence due to detrusor overactivity associated with a neurologic condition (e.g., spinal cord injury, multiple sclerosis) in adults who have an inadequate response to or are intolerant of an anticholinergic medication.
•For the prophylaxis of headaches in adult patients with chronic migraine (≥ 15 days per month with headache lasting 4 hours a day or longer).

3	| 2020 Form 10-K

•For the treatment of spasticity in patients 2 years of age and older.
•For the treatment of adults with cervical dystonia to reduce the severity of abnormal head position and neck pain associated with cervical dystonia.
•For the treatment of strabismus and blepharospasm associated with dystonia, including benign essential blepharospasm or VII nerve disorders in patients 12 years of age and older.
•For the treatment of severe primary axillary hyperhidrosis that is inadequately managed with topical agents. Licenses around the world vary.
•Focal spasticity associated with dynamic equinus foot deformity due to spasticity in ambulant pediatric cerebral palsy patients, two years of age or older.
•Focal spasticity of the wrist and hand in adult post stroke patients.
•Focal spasticity of the ankle and foot in adult post stroke patients.
Vraylar. Vraylar (cariprazine) is a dopamine D3-preferring D3/D2 receptor partial agonist and a 5-HT1A receptor partial agonist. Its D3 binding profile may be linked to observed improvements in the negative symptoms of schizophrenia and to antidepressant effects in Bipolar I disorder. Vraylar is indicated for acute and maintenance treatment of schizophrenia in adults, acute treatment of manic or mixed episodes associated with bipolar disorder in adults and acute treatment of depressive episodes associated with bipolar I disorder (bipolar depression) in adults.
Duopa and Duodopa (carbidopa and levodopa).    AbbVie's levodopa-carbidopa intestinal gel for the treatment of advanced Parkinson's disease is marketed as Duopa in the United States and as Duodopa outside of the United States.
Ubrelvy. Ubrelvy (ubrogepant) is indicated for the acute treatment of migraine with or without aura in adults and is only commercialized in the United States.
Eye care products. AbbVie’s eye care products address unmet needs and new approaches to help preserve and protect patients’ vision. These products are:
Lumigan/Ganfort. Lumigan (bimatoprost ophthalmic solution) 0.01% is a once daily, topical prostaglandin analog indicated for the reduction of elevated intraocular pressure (IOP) in patients with open angle glaucoma (OAG) or ocular hypertension (OHT). Ganfort is a once daily topical fixed combination of bimatoprost 0.03% and timolol 0.5% for the reduction of IOP in adult patients with OAG or OHT. Lumigan is sold in the United States and numerous markets around the world, while Ganfort is approved in the EU and some markets in South America, the Middle East, and Asia.
Alphagan/Combigan. Alphagan (brimonidine tartrate ophthalmic solution) is an alpha-adrenergic receptor agonist indicated for the reduction of elevated intraocular pressure (IOP) in patients with open-angle glaucoma or ocular hypertension. Combigan (brimonidine tartrate/timolol maleate ophthalmic solution) is approved for reducing elevated intraocular pressure (IOP) in patients with glaucoma who require additional or adjunctive IOP-lowering therapy. Both Alphagan and Combigan are available for sale in the United States and numerous markets around the world.
Restasis. Restasis is a calcineurin inhibitor immunosuppressant indicated to increase tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca. Restasis is approved in the United States and a number of other markets in South America, the Middle East, and Asia.
Other eye care. Other eye care products include Xen, Durysta, Ozurdex and Refresh/Optive.
Women's health products. AbbVie’s women's health products are:
Lo Loestrin. Lo Loestrin Fe is an oral contraceptive. It is indicated for prevention of pregnancy with the lowest dose of estrogen with only 10mcg and is dispensed in a unique 24/2/2 regimen with a two-day hormone-free interval. It is marketed in the U.S. as Lo Loestrin Fe (norethindrone acetate and ethinyl estradiol tablets, ethinyl estradiol tablets and ferrous fumarate tablets) and in select markets outside the U.S. as Lolo.
Orilissa/Oriahnn. Orilissa (elagolix) is the first and only orally-administered, nonpeptide small molecule gonadotropin-releasing hormone (GnRH) antagonist specifically developed for women with moderate to severe endometriosis pain. The FDA approved Orilissa under priority review. It represents the first FDA-approved oral treatment for the management of moderate to severe pain associated with endometriosis in over a decade. Orilissa inhibits endogenous GnRH signaling by binding competitively to GnRH receptors in the pituitary gland. Administration results in

2020 Form 10-K |	4

dose-dependent suppression of luteinizing hormone and follicle-stimulating hormone, leading to decreased blood concentrations of ovarian sex hormones, estradiol and progesterone. Outside the United States, Orilissa is also launched in Canada and Puerto Rico. Oriahnn (elagolix, estradiol, and norethindrone acetate capsules; elagolix capsules) is a combination prescription medicine used to control heavy menstrual bleeding related to uterine fibroids in women before menopause.
Other women's health. Other women's health includes Liletta, a sterile, levonorgestrel-releasing intrauterine system indicated for prevention of pregnancy for up to six years. It is the only hormonal IUS (Intrauterine System) approved in the U.S. for up to six years of pregnancy prevention.
Other key products. AbbVie’s other key products include, among other things, treatments for patients with hepatitis C virus (HCV), metabolic and hormone products that target a number of conditions, including exocrine pancreatic insufficiency and hypothyroidism, as well as endocrinology products for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids. These products are:
Mavyret/Maviret. Mavyret (glecaprevir/pibrentasvir) is approved in the United States and European Union (Maviret) for the treatment of adult and pediatric patients (12 years and older or weighing at least 45 kilograms) with chronic HCV genotype 1-6 infection without cirrhosis and with compensated cirrhosis (Child-Pugh A). It is also indicated for the treatment of adult and pediatric patients (12 years and older or weighing at least 45 kilograms) with HCV genotype 1 infection, who previously have been treated with a regimen containing an HCV NS5A inhibitor or an NS3/4A protease inhibitor, but not both. It is an 8-week, pan-genotypic treatment for patients without cirrhosis and following the EXPEDITION-8 study, also in patients with compensated cirrhosis who are new to treatment.
Creon.    Creon (pancrelipase) is a pancreatic enzyme therapy for exocrine pancreatic insufficiency, a condition that occurs in patients with cystic fibrosis, chronic pancreatitis and several other conditions.
Lupron. Lupron (leuprolide acetate), which is also marketed as Lucrin and Lupron Depot, is a product for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids. Lupron is approved for daily subcutaneous injection and one-month, three-month, four-month and six-month intramuscular injection.
Linzess/Constella. Linzess (linaclotide) is a once-daily guanylate cyclase-C agonist used in adults to treat irritable bowel syndrome with constipation (IBS‑C) and chronic idiopathic constipation (CIC). The product is marketed as Linzess in the United States and as Constella outside of the United States.
Synthroid.    Synthroid (levothyroxine sodium tablets, USP) is used in the treatment of hypothyroidism.
AbbVie has the rights to sell Creon and Synthroid only in the United States. AbbVie's commercial rights to the sale and distribution of Synagis outside of the United States will revert to AstraZeneca upon the expiry of the current agreement in 2021.
Marketing, Sales and Distribution Capabilities
AbbVie utilizes a combination of dedicated commercial resources, regional commercial resources and distributorships to market, sell and distribute its products worldwide. AbbVie directs its primary marketing efforts toward securing the prescription, or recommendation, of its brand of products by physicians, key opinion leaders and other health care providers. Managed care providers (for example, health maintenance organizations and pharmacy benefit managers), hospitals and state and federal government agencies (for example, the United States Department of Veterans Affairs and the United States Department of Defense) are also important customers. AbbVie also markets directly to consumers themselves, although in the United States many of the company's products must be sold pursuant to a prescription. Outside of the United States, AbbVie focuses its promotional and market access efforts on key opinion leaders, payers, physicians and health systems. AbbVie also provides patient support programs closely related to its products. Throughout the COVID-19 pandemic AbbVie has maintained its promotional activities with key stakeholders by leveraging digital engagement where permitted and in compliance with the locally applicable government guidance.
AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. Although AbbVie's business does not have significant seasonality, AbbVie's product revenues may be affected by end customer and retail buying patterns, fluctuations in wholesaler inventory levels and other factors.

5	| 2020 Form 10-K

In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies and patients. In 2020, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's sales in the United States. No individual wholesaler accounted for greater than 38% of AbbVie's 2020 gross revenues in the United States. Outside the United States, AbbVie sells products primarily to customers or through distributors, depending on the market served.
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
Competition
The markets for AbbVie's products are highly competitive. AbbVie competes with other research-based pharmaceuticals and biotechnology companies that discover, manufacture, market and sell proprietary pharmaceutical products, therapies and biologics. For example, Humira competes with anti-TNF products and other competitive products intended to treat a number of disease states and Mavyret/Maviret competes with other available HCV treatment options. In addition, in the past few years, a number of other companies have started to develop, have successfully developed and/or are currently marketing products that are being positioned as competitors to Botox. The search for technological innovations in pharmaceutical products is a significant aspect of competition. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price is also a competitive factor. In addition, the substitution of generic pharmaceutical products for branded pharmaceutical products creates competitive pressures on AbbVie's products that do not have patent protection. New products or treatments brought to market by AbbVie’s competitors could cause revenues for AbbVie’s products to decrease due to price reductions and sales volume decreases.
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
In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act (the FFDCA), the Public Health Service Act (PHSA) and the regulations implementing such acts. The enactment of federal health care reform legislation in March 2010 provided a pathway for approval of biosimilars under the PHSA, but the approval process for, and science behind, biosimilars is complex. Approval by the FDA is dependent upon many factors, including a showing that the biosimilar is "highly similar" to the original product and has no clinically meaningful differences from the original product in terms of safety, purity and potency. The types of data that could ordinarily be required in an application to show similarity may include analytical data, bioequivalence studies and studies to demonstrate chemical similarity, animal studies (including toxicity studies) and clinical studies.
Furthermore, the law provides that only a biosimilar product that is determined to be "interchangeable" will be considered by the FDA as substitutable for the original biologic product without the intervention of the health care provider who prescribed the original biologic product. To prove that a biosimilar product is interchangeable, the applicant must demonstrate that the product can be expected to produce the same clinical results as the original biologic product in any given patient, and if the product is administered more than once in a patient, that safety risks and potential for diminished efficacy of alternating or switching between the use of the interchangeable biosimilar biologic product and the original biologic product is no greater than the risk of using the original biologic product without switching. The law continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning remains subject to uncertainty.
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

2020 Form 10-K |	6

the expiration date for patents is 20 years after the filing date. Given that patents relating to pharmaceutical products are often obtained early in the development process and given the amount of time needed to complete clinical trials and other development activities required for regulatory approval, the length of time between product launch and patent expiration is significantly less than 20 years. The Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the Hatch-Waxman Act) permits a patent holder to seek a patent extension, commonly called a “patent term restoration,” for patents on products (or processes for making the product) regulated by the FFDCA. The length of the patent extension is roughly based on 50 percent of the period of time from the filing of an Investigational New Drug Application (NDA) for a compound to the submission of the NDA for such compound, plus 100 percent of the time period from NDA submission to regulatory approval. The extension, however, cannot exceed five years and the patent term remaining after regulatory approval cannot exceed 14 years. Biological products licensed under the PHSA are similarly eligible for terms of patent restoration.
Pharmaceutical products may be entitled to other forms of legal or regulatory exclusivity upon approval. The scope, length, and requirements for each of these exclusivities vary both in the United States and in other jurisdictions. In the United States, if the FDA approves a drug product that contains an active ingredient not previously approved, the product is typically entitled to five years of non-patent regulatory exclusivity. Other products may be entitled to three years of exclusivity if approval was based on the FDA’s reliance on new clinical studies essential to approval submitted by the NDA applicant. If the NDA applicant studies the product for use by children, the FDA may grant pediatric exclusivity, which extends by 180 days all existing exclusivities (patent and regulatory) related to the product. For products that are either used to treat conditions that afflict a relatively small population or for which there is not a reasonable expectation that the research and development costs will be recovered, the FDA may designate the pharmaceutical as an orphan drug and grant it seven years of market exclusivity. Other types of regulatory exclusivity may also be available, such as Generating New Antibiotic Incentives Now (GAIN) exclusivity, which can provide new antibiotic or new antifungal drugs an additional 5 years of marketing exclusivity to be added to certain exclusivities already provided for by law.
Applicable laws and regulations dictate the scope of any exclusivity to which a product or particular characteristics of a product is entitled upon approval in any particular country. In certain instances, regulatory exclusivity may offer protection where patent protection is no longer available or for a period of time in excess of patent protection. It is not possible to estimate for each product in development the total period and scope of exclusivity to which it may become entitled until regulatory approval is obtained or sometimes even later. However, given the length of time required to complete clinical development of a pharmaceutical product, the periods of exclusivity that might be achieved in any individual case would not be expected to exceed a minimum of three years and a maximum of 14 years. These estimates do not consider other factors, such as the difficulty of recreating the manufacturing process for a particular product or other proprietary knowledge that may delay the introduction of a generic or other follow-on product after the expiration of applicable patent and other regulatory exclusivity periods.
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
These patents and applications, including various patents that expire during the period 2021 to the late 2030s, in aggregate are believed to be of material importance in the operation of AbbVie’s business. However, AbbVie believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark Humira), are material in relation to the company’s business as a whole. The United States composition of matter (that is, compound) patent covering adalimumab expired in December 2016, and the equivalent European Union patent expired in October 2018 in the majority of European Union countries. In the United States, non-composition of matter patents covering adalimumab expire no earlier than 2022. AbbVie has entered into settlement and license agreements with several adalimumab biosimilar manufactures. Under the agreements, the license in the United States will begin in 2023 and the license in Europe began in 2018.

7	| 2020 Form 10-K

In addition, the following patents, licenses, and trademarks are significant: those related to ibrutinib (which is sold under the trademark Imbruvica) and those related to risankizumab (which is sold under the trademark Skyrizi). The United States composition of matter patent covering ibrutinib is expected to expire in 2027. The United States composition of matter patent covering risankizumab is expected to expire in 2033.
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
Sources and Availability of Raw Materials
AbbVie purchases, in the ordinary course of business, raw materials and supplies essential to its operations from numerous suppliers around the world. In addition, certain medical devices and components necessary for the manufacture of AbbVie products are provided by unaffiliated third party suppliers. Other than the Lupron near-term supply issue which has impacted availability of certain formulations, AbbVie has not experienced any recent significant availability problems or supply shortages that impacted fulfillment of product demand.
Research and Development Activities
AbbVie makes a significant investment in research and development and has numerous compounds in clinical development, including potential treatments for complex, life-threatening diseases. AbbVie's ability to discover and develop new compounds is enhanced by the company's use of integrated discovery and development project teams, which include chemists, biologists, physicians and pharmacologists who work on the same compounds as a team. AbbVie also partners with third parties, such as biotechnology companies, other pharmaceutical companies and academic institutions to identify and prioritize promising new treatments that complement and enhance AbbVie’s existing portfolio. AbbVie also supplements its research and development efforts with acquisitions.

2020 Form 10-K |	8

The research and development process generally begins with discovery research which focuses on the identification of a molecule that has a desired effect against a given disease. If preclinical testing of an identified compound proves successful, the compound moves into clinical development which generally includes the following phases:
•Phase 1—involves the first human tests in a small number of healthy volunteers or patients to assess safety, tolerability and potential dosing.
•Phase 2—tests the drug's efficacy against the disease in a relatively small group of patients.
•Phase 3—tests a drug that demonstrates favorable results in the earlier phases in a significantly larger patient population to further demonstrate efficacy and safety based on regulatory criteria.
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
Even if an NDA or a BLA receives approval, the applicant must comply with post-approval requirements. For example, holders of an approval must report adverse reactions, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional materials and activities. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and certain changes to the manufacturing procedures and finished product must be submitted and approved by the FDA prior to implementation. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and record keeping requirements. In addition, as a condition of approval, the FDA may require post-marketing testing and surveillance to further assess and monitor the product's safety or efficacy after commercialization, which may require additional clinical trials, patient registries, observational data or additional work on chemistry, manufacturing and controls. Any post-approval regulatory obligations, and the cost of complying with such obligations, could expand in the future. Further, the FDA continues to regulate product labeling, and prohibits the promotion of products for unapproved or “off-label” uses along with other labeling restrictions.

9	| 2020 Form 10-K

Outside the United States.    AbbVie is subject to similar regulatory requirements outside the United States for approval and marketing of pharmaceutical products. AbbVie must obtain approval of a clinical trial application or product from applicable supervising regulatory authorities before it can commence clinical trials or marketing of the product in target markets. The approval requirements and process for each country can vary, and the time required to obtain approval may be longer or shorter than that required for FDA approval in the United States. For example, AbbVie may submit marketing authorizations in the European Union under either a centralized or decentralized procedure. The centralized procedure is mandatory for the approval of biotechnology products and many pharmaceutical products and provides for a single marketing authorization that is valid for all European Union member states. Under the centralized procedure, a single marketing authorization application is submitted to the European Medicines Agency (EMA). After the agency evaluates the application, it makes a recommendation to the European Commission, which then makes the final determination on whether to approve the application. The decentralized procedure provides for mutual recognition of individual national approval decisions and is available for products that are not subject to the centralized procedure.
In Japan, applications for approval of a new product are made through the Pharmaceutical and Medical Devices Agency (PMDA). Japan-specific trials and/or bridging studies to demonstrate that the non-Japanese clinical data applies to Japanese patients may be required. After completing a comprehensive review, the PMDA reports to the Ministry of Health, Labour and Welfare, which then approves or denies the application.
Similarly, applications for a new product in China are submitted to the Center for Drug Evaluation (CDE) of the National Medical Products Administration (NMPA) for technical review and approval of a product for marketing in China. Clinical data in Chinese subjects are required to support approval in China, requiring the inclusion of China in global pivotal studies, or a separate China/Asian clinical trial.
The regulatory process in many emerging markets continues to evolve. Many emerging markets, including those in Asia, generally require regulatory approval to have been obtained in a large developed market (such as the United States or Europe) before the country will begin or complete its regulatory review process. Similar to the requirements in Japan and China, certain countries (notably South Korea, Taiwan and Russia) also require that local clinical studies be conducted in order to support regulatory approval in the country.
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
In addition to regulatory initiatives, AbbVie's business can be affected by ongoing studies of the utilization, safety, efficacy and outcomes of health care products and their components that are regularly conducted by industry participants, government agencies and others. These studies can lead to updates to the data regarding utilization, safety and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of, or limitations on, marketing of such products domestically or worldwide, and may give rise to claims for damages from persons who believe they have been injured as a result of their use.

2020 Form 10-K |	10

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
AbbVie expects debate to continue during 2021 at all government levels worldwide over the marketing, availability, method of delivery and payment for health care products and services. AbbVie believes that future legislation and regulation in the markets it serves could affect access to health care products and services, increase rebates, reduce prices or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceuticals industry, or require additional reporting and disclosure. It is not possible to predict the extent to which AbbVie or the health care industry in general might be affected by the matters discussed above.
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

11	| 2020 Form 10-K

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
Regulation – Medical Devices
Medical devices are subject to regulation by the FDA, state agencies and foreign government health authorities. FDA regulations, as well as various U.S. federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping and marketing of medical device products agencies in the United States. AbbVie’s medical device product candidates, including AbbVie’s breast implants, must undergo rigorous clinical testing and an extensive government regulatory clearance or approval process prior to sale in the United States and other countries. The lengthy process of clinical development and submissions for clearance or approval, and the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources. Regulatory clearance or approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Cleared or approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, and/or use or require their withdrawal from the market.
United States. AbbVie’s medical device products are subject to extensive regulation by the FDA in the United States. Unless an exemption applies, each medical device AbbVie markets in the United States must have a 510(k) clearance or a Premarket Approval Application (PMA) in accordance with the FFDCA and its implementing regulations. The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with each medical device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose a lower risk are placed in either Class I or Class II, and devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or a device deemed to be not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. In general, a Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA, and any changes to the device subsequent to initial FDA approval must also be reviewed and approved by the FDA. The majority of AbbVie’s medical device products, including AbbVie’s breast implants, are regulated as Class III medical devices. A Class III device may have significant additional obligations imposed in its conditions of approval, and the time in which it takes to obtain approval can be long. Compliance with regulatory requirements is assured through periodic, unannounced facility inspections by the FDA and other regulatory authorities, and these inspections may include the manufacturing facilities of AbbVie’s subcontractors or other third-party manufacturers. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning letters or untitled letters; fines, injunctions and civil penalties; recall or seizure of AbbVie’ products; operating restrictions, partial suspension or total shutdown of production; refusing AbbVie’ request for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMA approvals that are already granted; and criminal prosecution.
A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. Clinical trials generally require submission of an application for an investigational device exemption (IDE), which must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. A study sponsor must obtain approval for its IDE from the FDA, and it must also obtain approval of its study from the Institutional Review Board (IRB) overseeing the trial. The results of clinical testing may not be sufficient to obtain approval of the investigational device.

2020 Form 10-K |	12

Once a device is approved, the manufacture and distribution of the device remains subject to continuing regulation by the FDA, including Quality System Regulation requirements, which involve design, testing, control, documentation and other quality assurance procedures during the manufacturing process. Medical device manufacturers and their subcontractors are required to register their establishments and list their manufactured devices with the FDA and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with regulatory requirements. Manufacturers must also report to the FDA if their devices may have caused or contributed to a death or serious injury or malfunctioned in a way that could likely cause or contribute to a death or serious injury, or if the manufacturer conducts a field correction or product recall or removal to reduce a risk to health posed by a device or to remedy a violation of the FFDCA that may present a health risk. Further, the FDA continues to regulate device labeling, and prohibits the promotion of products for unapproved or “off-label” uses along with other labeling restrictions.
European Union. Medical device products that are marketed in the European Union must comply with the requirements of the Medical Device Regulation (the MDR), which will come into effect in May 2021. The MDR provides for regulatory oversight with respect to the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed in the European Union are safe and effective for their intended uses. Medical devices that comply with the MDR are entitled to bear a Conformité Européenne marking evidencing such compliance and may be marketed in the European Union. Failure to comply with these domestic and international regulatory requirements could affect AbbVie’s ability to market and sell AbbVie’s products in these countries.
Environmental Matters
AbbVie believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. AbbVie's capital expenditures for pollution control in 2020 were approximately $6 million and operating expenditures were approximately $34 million. In 2021, capital expenditures for pollution control are estimated to be approximately $9 million and operating expenditures are estimated to be approximately $36 million.
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
Employees
AbbVie employed approximately 47,000 employees in over 70 countries as of January 31, 2021. Outside the United States, some of AbbVie's employees are represented by unions or works councils. AbbVie believes that it has good relations with its employees.
Human Capital Management
Attracting, retaining and providing meaningful growth and development opportunities to AbbVie's employees is critical to the company's success in making a remarkable impact on people’s lives around the world. AbbVie leverages numerous resources to identify and enhance strategic and leadership capability, foster employee engagement and create a culture where diverse talent is productive and engaged. AbbVie invests in its employees through competitive compensation, benefits and employee support programs and offers best-in-class development and leadership opportunities. AbbVie has developed a deep talent base through ongoing investment in functional and leadership training and by sourcing world-class external talent, ensuring a sustainable talent pipeline. AbbVie continuously cultivates and enhances its working culture and embraces equality, diversity and inclusion as fundamental to the company's mission.

13	| 2020 Form 10-K

Attracting and Developing Talent. Attracting and developing high-performing talent is essential to AbbVie’s continued success. AbbVie implements detailed talent attraction strategies, with an emphasis on STEM skill sets, a diverse talent base and other critical skillsets, including drug discovery, clinical development, market access, and business development. AbbVie also invests in competitive compensation and benefits programs. In addition to offering a comprehensive suite of benefits ranging from medical and dental coverage to retirement, disability and life insurance programs, AbbVie also provides health promotion programs, mental health awareness campaigns and employee assistance programs in several countries, financial wellness support, on-site health screenings and immunizations in several countries and on-site fitness and rehabilitation centers. In addition, the AbbVie Employee Assistance Fund (a part of the AbbVie Foundation) supports two programs for global employees: the AbbVie Possibilities Scholarship for children of employees, which is an annual merit-based scholarship for use at accredited colleges, universities or vocational-technical schools; and the Employee Relief Program, which is financial assistance to support short term needs of employees when faced with large-scale disasters (e.g. a hurricane), individual disasters (e.g. a home fire) or financial hardship (e.g. the death of a spouse). Finally, AbbVie empowers managers and their teams with tools, tips and guidelines on effectively managing workloads, managing teams from a distance and supporting flexible work practices.
New AbbVie employees are given a tailored onboarding experience for faster integration and to support performance. AbbVie's mentorship program allows employees to self-nominate as mentors or mentees and facilitates meaningful relationships supporting employees’ career and development goals.
AbbVie also provides structured, broad-based development opportunities, focusing on high-performance skills and leadership training. AbbVie's talent philosophy holds leaders accountable for building a high-performing organization, and the company provides development opportunities to all levels of leadership. AbbVie's Learn, Develop, Perform program offers year-long, self-directed leadership education, supplemented with tools and resources, and leverages leaders as role models and teachers. In addition, the foundation to AbbVie's leadership pipeline is the company's Professional Development Programs, which attract graduates, postgraduates and post-doctoral talent to participate in formal development programs lasting up to three years, with the objective of strengthening functional and leadership capabilities. AbbVie also recently introduced additional development support to senior leaders who are managing increased integration and operational complexity following the transformational acquisition of Allergan.
Culture. AbbVie’s shared values of transforming lives, acting with integrity, driving innovation, embracing diversity and inclusion, and serving the community form the core of the company's culture. AbbVie articulates the behaviors associated with these values in the Ways We Work, a core set of working behaviors that emphasize how the company achieves results is equally as important as achieving them. The Ways We Work are designed to ensure that every AbbVie employee is aware of the company's cultural expectations. AbbVie integrates the Ways We Work into all talent processes, forming the basis for assessing performance, prioritizing development, and ultimately rewarding employees. AbbVie believes it culture creates strong engagement, which is measured regularly through a confidential, third party all-employee survey, and this engagement supports AbbVie’s mission of making a remarkable impact on people’s lives.
Equity, Equality, Diversity & Inclusion (EED&I). A cornerstone of AbbVie’s human capital management approach is to prioritize fostering an inclusive and diverse workforce. In 2019, AbbVie adopted a five-year Equality, Diversity & Inclusion roadmap that defines key global focus areas, objectives and associated initiatives, and includes implementation plans organized by business function and geography. AbbVie’s senior leaders have adopted formal goals aligned with executing this strategy. Over the past year, AbbVie's board of directors has prioritized oversight of AbbVie's response to the U.S. racial justice movement, including overseeing internal programs designed to ensure that AbbVie is attracting, retaining and developing diverse talent. Through June 2020, women represented 49 percent of management positions globally and in the United States, 33 percent of AbbVie's workforce was comprised of members of historically underrepresented populations, an increase from 2019. Further, AbbVie is committed to pay equity and conducts pay equity analyses annually. A critical component of AbbVie's strategy is to instill an inclusive mindset in all AbbVie leaders and employees, so the company can realize the full value of a diverse workforce from recruitment through retirement. AbbVie recently launched a new toolkit for people who manage others to reinforce the importance of EED&I to the business, educate leaders on inclusive recruiting practices and modeling inclusive behavior, and encourage participation in the company's inclusive culture learning opportunities. AbbVie's Employee Resource Groups also help the company nurture an inclusive culture by building community, hosting awareness events and providing leadership and career opportunities. In 2020, AbbVie reiterated its commitment to racial equality and social justice by appointing two additional senior level positions to drive change and awareness company-wide and taking deliberate steps to ensure AbbVie leads by example in promoting racial equity, as further described on the company's website at: https://www.abbvie.com/our-company/our-principles/our-commitment-to-racial-justice.html.

2020 Form 10-K |	14

COVID-19 Health and Safety. AbbVie has effectively prioritized the health and safety of its employees during the COVID-19 pandemic, while continuing to drive strong business performance. AbbVie also implemented, among other things, temporary office and facility closures and establishment of new safety and cleaning protocols and procedures; regular communication regarding the effect of the pandemic on AbbVie's business and employees; establishment of physical distancing procedures, modification of workspaces, and provision of personal protective equipment and cleaning supplies for employees; temperature screening at all company locations; a variety of testing resources including on-site and at-home testing and COVID case management programs; and remote working accommodations and related services to support employees’ needs for flexibility. In addition, COVID-19 is a covered event under the AbbVie Employee Assistance Fund's Employee Relief Program, entitling eligible AbbVie employees and their families to financial assistance to pay for mortgage/rent, utilities, food, childcare and medical expenses not covered by insurance. AbbVie also provided paid leave and other support and accommodations to the company's employees with relevant medical, pharmaceutical, R&D, science, public health and public safety skills, knowledge, training and experience who desired or were requested or mandated to serve as volunteers during the pandemic. Lastly, AbbVie’s commitment to employees was evidenced by no workforce reductions and no salary reductions associated with COVID-19.
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
Risks Related to AbbVie's Business
Public health outbreaks, epidemics or pandemics, such as the coronavirus (COVID-19), have had, and could in the future have, an adverse impact on AbbVie’s operations and financial condition.
Public health outbreaks, epidemics or pandemics have had, and could in the future have, an adverse impact on AbbVie’s operations and financial condition. The continuing pandemic caused by the novel strain of coronavirus (COVID-19) has caused many countries, including the United States, to declare national emergencies and implement preventive measures such as travel bans and shelter in place or total lock-down orders, some of which have eased. The continuation or re-implementation of these bans and orders remains uncertain. The COVID-19 pandemic has caused AbbVie to modify its business practices (including instituting remote work for many of AbbVie’s employees), and AbbVie may take further actions as may be required by government authorities or as AbbVie determines are in the best interests of AbbVie’s employees, patients, customers and business partners.
While the impact of COVID-19 on AbbVie’s operations, including, among others, its manufacturing and supply chain, sales and marketing, commercial and clinical trial operations, to-date has not been material, AbbVie has experienced lower

15	| 2020 Form 10-K

new patient starts across the therapeutic portfolio. The impact of COVID-19 on AbbVie over the long-term is uncertain and cannot be predicted with confidence. The extent of the adverse impact of COVID-19 on AbbVie’s operations will depend on the extent and severity of the continued spread of COVID-19 globally, the timing and nature of actions taken to respond to COVID-19 and the resulting economic consequences. Ultimately, the outbreak could have a material adverse impact on AbbVie’s operations and financial condition.
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
AbbVie's principal patents and trademarks are described in greater detail in Item 1, "Business—Intellectual Property Protection and Regulatory Exclusivity" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and litigation regarding these patents is described in Item 3, "Legal Proceedings." The United States composition of matter patent for Humira, which is AbbVie's largest product and had worldwide net revenues of approximately $19.8 billion in 2020, expired in December 2016, and the equivalent European Union patent expired in the majority of European Union countries in October 2018.
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

2020 Form 10-K |	16

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
Humira accounted for approximately 43% of AbbVie's total net revenues in 2020. Any significant event that adversely affects Humira's revenues could have a material adverse impact on AbbVie's results of operations and cash flows. These events could include loss of patent protection for Humira (as described further in “—The expiration or loss of patent protection and licenses may adversely affect AbbVie’s future revenues and operating earnings” above), the commercialization of biosimilars of Humira, the discovery of previously unknown side effects or impaired efficacy, increased competition from the introduction of new, more effective or less expensive treatments and discontinuation or removal from the market of Humira for any reason.
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
AbbVie depends on alliances and joint ventures with pharmaceutical and biotechnology companies for a portion of the products in its near-term pharmaceutical pipeline. Failures by these parties to meet their contractual, regulatory, or other obligations to AbbVie, or any disruption in the relationships between AbbVie and these third parties, could have an adverse effect on AbbVie's pharmaceutical pipeline and business. In addition, AbbVie's collaborative relationships for research and development extend for many years and may give rise to disputes regarding the relative rights, obligations and revenues of AbbVie and its collaboration partners, including the ownership of intellectual property and associated rights and obligations. This could result in the loss of intellectual property rights or protection, delay the development and sale of potential pharmaceutical products and lead to lengthy and expensive litigation, administrative proceedings or arbitration.

17	| 2020 Form 10-K

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
AbbVie competes with other research-based pharmaceutical and biotechnology companies that discover, manufacture, market and sell proprietary pharmaceutical products and biologics. For example, Humira competes with anti-TNF products and other competitive products intended to treat a number of disease states and Mavyret/Maviret competes with other available hepatitis C treatment options. In addition, in the past few years, a number of other companies have started to develop, have successfully developed and/or are currently marketing products that are being positioned as competitors to Botox. All of these competitors may introduce new products or develop technological advances that compete with AbbVie’s products in therapeutic areas such as immunology, hematologic oncology, aesthetics, neuroscience, eye care and women's health. AbbVie cannot predict with certainty the timing or impact of the introduction by competitors of new products or technological advances. Such competing products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than AbbVie’s products, and this could negatively impact AbbVie’s business and results of operations.
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

2020 Form 10-K |	18

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
Certain aspects of AbbVie’s operations are highly dependent upon third party service providers.
AbbVie relies on suppliers, vendors and other third party service providers to research, develop, manufacture, commercialize, promote and sell its products. Reliance on third party manufacturers reduces AbbVie’s oversight and control of the manufacturing process. Some of these third party providers are subject to legal and regulatory requirements, privacy and security risks and market risks of their own. The failure of a critical third party service provider to meet its obligations could have a material adverse impact on AbbVie’s operations and results. If any third party service providers have violated or are alleged to have violated any laws or regulations during the performance of their obligations to AbbVie, it is possible that AbbVie could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.
Significant safety or efficacy issues could arise for AbbVie's products, which could have a material adverse effect on AbbVie's revenues and financial condition.
Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety or efficacy issues are reported or if new scientific information becomes available (including results of post-marketing Phase 4 trials), or if governments change standards regarding safety, efficacy or labeling, AbbVie may be required to amend the conditions of use for a product. For example, AbbVie may voluntarily provide or be required to provide updated information on a product's label or narrow its approved indication, either of which could reduce the product's market acceptance. If safety or efficacy issues with an AbbVie product arise, sales of the product could be halted by AbbVie or by regulatory authorities and regulatory action could be taken by such regulatory authorities. Safety or efficacy issues affecting suppliers' or competitors' products also may reduce the market acceptance of AbbVie's products.
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
In the ordinary course of business, AbbVie is the subject of product liability claims and lawsuits alleging that AbbVie's products or the products of other companies that it promotes have resulted or could result in an unsafe condition for or injury to patients. For example, lawsuits are pending against Allergan, AbbVie’s newly acquired subsidiary, and certain of its current and former officers alleging they made misrepresentations and omissions regarding Allergan’s textured breast implants. Product liability claims and lawsuits and safety alerts or product recalls, regardless of their ultimate outcome, may have a material adverse effect on AbbVie's business, results of operations and reputation and on its ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the product in question, lower income and exposure to other claims. Product liability losses are self-insured.
AbbVie is also the subject of other claims, legal proceedings and investigations in the ordinary course of business, which relate to the intellectual property, commercial, securities and other matters. Adverse outcomes in such claims, legal proceedings and investigations may also adversely affect AbbVie’s business and results of operations. Additionally, Allergan has been named as a defendant in approximately 3,100 matters relating to the promotion and sale of prescription opioid pain

19	| 2020 Form 10-K

relievers and additional suits may be filed. See Note 15, "Legal Proceedings and Contingencies" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data." AbbVie cannot predict the outcome of these proceedings.
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
AbbVie's products are subject to rigorous regulation by numerous international, supranational, federal and state authorities, as described in Item 1, "Business—Regulation—Discovery and Clinical Development,” “Business—Regulation—Commercialization, Distribution and Manufacturing,” and “Business—Regulation—Medical Devices.” The process of obtaining regulatory approvals to market a pharmaceutical product can be costly and time consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues and substantial additional costs.
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

2020 Form 10-K |	20

Laws and regulations affecting government benefit programs could impose new obligations on AbbVie, require it to change its business practices, and restrict its operations in the future.
The health care industry is subject to various federal, state and international laws and regulations pertaining to government benefit programs reimbursement, rebates, price reporting and regulation and health care fraud and abuse. In the United States, these laws include anti-kickback and false claims laws, the Medicaid Rebate Statute, the Veterans Health Care Act, the U.S. Physician Payments Sunshine Act, the TRICARE program, the government pricing rules applicable to the Medicaid, Medicare Part B, 340B Drug Pricing Program and individual state laws relating to pricing and sales and marketing practices. Violations of these laws may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid and Veterans Administration health programs. These laws and regulations are broad in scope and they are subject to change and evolving interpretations, which could require AbbVie to incur substantial costs associated with compliance or to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt AbbVie's business and result in a material adverse effect on its business and results of operations.
The international nature of AbbVie's business subjects it to additional business risks that may cause its revenue and profitability to decline.
AbbVie's business is subject to risks associated with doing business internationally, including in emerging markets. Net revenues outside of the United States made up approximately 24% of AbbVie's total net revenues in 2020. The risks associated with AbbVie's operations outside the United States include:
•fluctuations in currency exchange rates;
•changes in medical reimbursement policies and programs;
•multiple legal and regulatory requirements that are subject to change and that could restrict AbbVie's ability to manufacture, market and sell its products;
•differing local product preferences and product requirements;
•trade protection measures and import or export licensing requirements;
•international trade disruptions or disputes;
•difficulty in establishing, staffing and managing operations;
•differing labor regulations;
•potentially negative consequences from changes in or interpretations of tax laws;
•political and economic instability, including as a result of the United Kingdom’s exit from the European Union and the COVID-19 pandemic;
•sovereign debt issues;
•price and currency exchange controls, limitations on participation in local enterprises, expropriation, nationalization and other governmental action and regulation;
•inflation, recession and fluctuations in interest rates;
•restrictions on transfers of funds;
•potential deterioration in the economic position and credit quality of certain non-U.S. countries, including in Europe and Latin America; and
•potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery and other similar laws and regulations, including the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act.
Events contemplated by these risks may, individually or in the aggregate, have a material adverse effect on AbbVie's revenues and profitability.

21	| 2020 Form 10-K

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
AbbVie may pursue acquisitions, technology licensing arrangements, joint ventures and strategic alliances, or dispose of some of its assets, as part of its business strategy. AbbVie may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If AbbVie is successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. AbbVie may not be able to integrate acquisitions successfully into its existing business and could incur or assume significant debt and unknown or contingent liabilities. AbbVie could also experience negative effects on its reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. These effects could cause a deterioration of AbbVie's credit rating and result in increased borrowing costs and interest expense.
Additionally, changes in AbbVie's structure, operations, revenues, costs, or efficiency resulting from major transactions such as acquisitions, divestitures, mergers, alliances, joint ventures, restructurings or other strategic initiatives, may result in greater than expected costs, may take longer than expected to complete or encounter other difficulties, including the need for regulatory approval where appropriate.
AbbVie is dependent on wholesale distributors for distribution of its products in the United States and, accordingly, its results of operations could be adversely affected if they encounter financial difficulties.
In 2020, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's sales in the United States. If one of its significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with AbbVie, and AbbVie may be unable to collect all the amounts that the distributor owes it on a timely basis or at all, which could negatively impact AbbVie's business and results of operations.
AbbVie has debt obligations that could adversely affect its business and its ability to meet its obligations.
The amount of debt that AbbVie has incurred and intends to incur could have important consequences to AbbVie and its investors. These consequences include, among other things, requiring a portion of AbbVie's cash flow from operations to make interest payments on this debt and reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow AbbVie's business. In particular, AbbVie incurred significant debt in connection with its acquisition of Allergan. AbbVie’s substantially increased indebtedness and higher debt to equity ratio as a result of the acquisition may exacerbate these risks and have the effect of, among other things, reducing its flexibility to respond to changing business and economic conditions and/or lowering its credit ratings. To the extent AbbVie incurs additional indebtedness or interest rates increase, these risks could increase further. In addition, AbbVie's cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and AbbVie may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance its debt.
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

2020 Form 10-K |	22

raises additional funds by issuing debt or entering into credit facilities, it may be subject to limitations on its operations due to restrictive covenants. Failure to comply with these covenants could adversely affect AbbVie's business.
AbbVie depends on information technology and a failure of those systems could have a material adverse effect on AbbVie's business.
AbbVie relies on sophisticated software applications and complex information technology systems to operate its business. These systems are potentially vulnerable to malicious intrusion, random attack, loss of data privacy, disruption, degradation or breakdown. Data privacy or security breaches by employees or others have resulted, and may in the future result, in the failure of critical business operations or may cause sensitive data, including intellectual property, trade secrets or personal information belonging to AbbVie, its patients, customers or business partners, to be exposed to unauthorized persons or to the public. To date, AbbVie’s business or operations have not been materially impacted by such incidents. Although AbbVie has invested in the protection of its data and information technology and also monitors its systems on an ongoing basis, there can be no assurance that these efforts will prevent material breakdowns or breaches in AbbVie's information technology systems that could adversely affect AbbVie's business. Such adverse consequences could include loss of revenue, or the loss of critical or sensitive information from AbbVie’s or third-party providers’ databases or IT systems and could also result in legal, financial, reputational or business harm to AbbVie and potentially substantial remediation costs.
In connection with the acquisition of Allergan, AbbVie’s balances of intangible assets, including developed product rights and goodwill acquired, have increased significantly. Such balances are subject to impairment testing and may result in impairment charges, which will adversely affect AbbVie’s results of operations and financial condition.
A significant amount of AbbVie’s total assets is related to acquired intangibles and goodwill. As of December 31, 2020, the carrying value of AbbVie’s developed product rights and other intangible assets was $82.9 billion and the carrying value of AbbVie’s goodwill was $33.1 billion.
AbbVie’s developed product rights are stated at cost, less accumulated amortization. AbbVie determines original fair value and amortization periods for developed product rights based on its assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Significant adverse changes to any of these factors require AbbVie to perform an impairment test on the affected asset and, if evidence of impairment exists, require AbbVie to take an impairment charge with respect to the asset. For assets that are not impaired, AbbVie may adjust the remaining useful lives. Such a charge could have a material adverse effect on AbbVie’s results of operations and financial condition.
AbbVie’s other significant intangible assets include in-process research and development (IPR&D) intangible projects, acquired in recent business combinations, which are indefinite-lived intangible assets.
Goodwill and AbbVie’s IPR&D intangible assets are tested for impairment annually, or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. A goodwill or IPR&D impairment, if any, would be recorded in operating income and could have a material adverse effect on AbbVie’s results of operations and financial condition.
Failure to attract and retain highly qualified personnel could affect AbbVie’s ability to successfully develop and commercialize products.
AbbVie’s success is largely dependent on its continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical research and development (R&D), governmental regulation and commercialization. Competition for qualified personnel in the biopharmaceutical field is intense. AbbVie cannot be sure that it will be able to attract and retain quality personnel or that the costs of doing so will not materially increase.
Other factors can have a material adverse effect on AbbVie's profitability and financial condition.
Many other factors can affect AbbVie's results of operations, cash flows and financial condition, including:
•changes in or interpretations of laws and regulations, including changes in accounting standards, taxation requirements, product marketing application standards, data privacy laws, particularly in the European Union and the United States, and environmental laws;
•differences between the fair value measurement of assets and liabilities and their actual value, particularly for pension and post-employment benefits, stock-based compensation, intangibles and goodwill; and for contingent liabilities such as litigation and contingent consideration, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount;

23	| 2020 Form 10-K

•changes in the rate of inflation (including the cost of raw materials, commodities and supplies), interest rates, market value of AbbVie's equity investments and the performance of investments held by it or its employee benefit trusts;
•changes in the creditworthiness of counterparties that transact business with or provide services to AbbVie or its employee benefit trusts;
•environmental liabilities in connection with AbbVie’s manufacturing processes and distribution logistics, including the handling of hazardous materials;
•changes in the ability of third parties that provide information technology, accounting, human resources, payroll and other outsourced services to AbbVie to meet their contractual obligations to AbbVie; and
•changes in business, economic and political conditions, including: war, political instability, terrorist attacks, the threat of future terrorist activity and related military action; natural disasters; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and pressure from third-party interest groups.
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
In the future, a stockholder's percentage ownership in AbbVie may be diluted because of equity issuances for capital market transactions, equity awards that AbbVie will be granting to AbbVie's directors, officers and employees, acquisitions or other purposes. AbbVie's employees have options to purchase shares of its common stock as a result of conversion of their Abbott stock options (in whole or in part) to AbbVie stock options. AbbVie anticipates its compensation committee will grant additional stock options or other stock-based awards to its employees. Such awards will have a dilutive effect on AbbVie's earnings per share, which could adversely affect the market price of AbbVie's common stock. From time to time, AbbVie will issue additional options or other stock-based awards to its employees under AbbVie's employee benefits plans.
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
AbbVie's amended and restated certificate of incorporation and amended and restated by-laws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by encouraging prospective acquirors to negotiate with AbbVie's board of directors rather than to attempt a hostile takeover. These provisions include, among others:
•the inability of AbbVie's stockholders to call a special meeting;
•the division of AbbVie's board of directors into three classes of directors, with each class serving a staggered three-year term;

2020 Form 10-K |	24

•a provision that stockholders may only remove directors for cause;
•the ability of AbbVie's directors, and not stockholders, to fill vacancies on AbbVie's board of directors; and
•the requirement that the affirmative vote of stockholders holding at least 80% of AbbVie's voting stock is required to amend certain provisions in AbbVie's amended and restated certificate of incorporation and AbbVie's amended and restated by-laws relating to the number, term and election of AbbVie's directors, the filling of board vacancies, the calling of special meetings of stockholders and director and officer indemnification provisions.
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

25	| 2020 Form 10-K

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

AbbVie's corporate offices are located at 1 North Waukegan Road, North Chicago, Illinois 60064-6400. AbbVie's manufacturing facilities are in the following locations:

United States	Outside the United States
Abbott Park, Illinois*	Campoverde di Aprilia, Italy
Barceloneta, Puerto Rico	Clonshaugh, Ireland
Branchburg, New Jersey*	Cork, Ireland
Campbell, California	Galway, Ireland*
Cincinnati, Ohio	Grace-Hollogne, Belgium*
Dublin, California*	Guarulhos, Brazil
Houston, Texas	La Aurora, Costa Rica
Irvine, California	Ludwigshafen, Germany
North Chicago, Illinois	Pringy, France
Waco, Texas	Singapore*
Worcester, Massachusetts*	Sligo, Ireland
Wyandotte, Michigan*	Westport, Ireland
_______________________________________________________________________________
*    Leased property.
In addition to the above, AbbVie has other manufacturing facilities worldwide. AbbVie believes its facilities are suitable and provide adequate production capacity. There are no material encumbrances on AbbVie's owned properties.
In the United States, including Puerto Rico, AbbVie has two central distribution centers. AbbVie also has research and development facilities in the United States located at: Abbott Park, Illinois; Branchburg, New Jersey; Irvine, California; Madison, New Jersey; North Chicago, Illinois; Pleasanton, California; Redwood City, California; Santa Cruz, California; South San Francisco, California; Sunnyvale, California; Cambridge, Massachusetts; and Worcester, Massachusetts. Outside the United States, AbbVie's principal research and development facilities are located in Ludwigshafen, Germany and Liverpool, United Kingdom.

2020 Form 10-K |	26

ITEM 3. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 15, "Legal Proceedings and Contingencies" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

27	| 2020 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table lists AbbVie's executive officers:

Name	Age	Position
Richard A. Gonzalez	67	Chairman of the Board and Chief Executive Officer
Michael E. Severino, M.D.	55	Vice Chairman and President
Laura J. Schumacher	57	Vice Chairman, External Affairs and Chief Legal Officer
Henry O. Gosebruch	48	Executive Vice President, Chief Strategy Officer
Robert A. Michael	50	Executive Vice President, Chief Financial Officer
Timothy J. Richmond	54	Executive Vice President, Chief Human Resources Officer
Azita Saleki-Gerhardt, Ph.D.	57	Executive Vice President, Operations
Jeffrey R. Stewart	52	Executive Vice President, Commercial Operations
Thomas J. Hudson, M.D.	59	Senior Vice President, Research & Development and Chief Scientific Officer
Elaine K. Sorg	54	Senior Vice President, U.S. Commercial Operations
Carrie Strom	43	Senior Vice President, AbbVie and President, Global Allergan Aesthetics
Brian L. Durkin	60	Vice President, Controller
_______________________________________________________________________________

Mr. Gonzalez is the Chairman and Chief Executive Officer of AbbVie. He served as Abbott’s Executive Vice President of the Pharmaceutical Products Group from July 2010 to December 2012, and was responsible for Abbott’s worldwide pharmaceutical business, including commercial operations, research and development, and manufacturing. He also served as President, Abbott Ventures Inc., Abbott’s medical technology investment arm, from 2009 to 2011. Mr. Gonzalez joined Abbott in 1977 and held various management positions. He was first appointed as an AbbVie corporate officer in December 2012.
Dr. Severino is AbbVie’s Vice Chairman and President, responsible for research and development, human resources, operations, and the corporate strategy office. He served as Executive Vice President, Research and Development and Chief Scientific Officer from 2014 to 2018. Dr. Severino served at Amgen Inc. as Senior Vice President, Global Development and Corporate Chief Medical Officer from 2012 to 2014, as Vice President, Global Development from 2010 to 2012 and as Vice President, Therapeutic Area Head, General Medicine and Inflammation Global Clinical Development from 2007 to 2012. He joined AbbVie in 2014 and was first appointed as an AbbVie corporate officer in June 2014. Dr. Severino also serves on the board of Avantor, Inc.
Ms. Schumacher is AbbVie’s Vice Chairman, External Affairs and Chief Legal Officer, responsible for global legal, health economics outcomes research, corporate responsibility, brand and communications and government affairs. Prior to her current appointment in 2018, she served as AbbVie’s Executive Vice President, External Affairs, General Counsel and Corporate Secretary. Prior to AbbVie’s separation from Abbott, Ms. Schumacher served as Executive Vice President, General Counsel from 2007 to 2012. Both at Abbott and AbbVie, Ms. Schumacher also led Business Development and Ventures and Early Stage Collaborations. Ms. Schumacher joined Abbott in 1990 and was first appointed as an AbbVie corporate officer in December 2012. She serves on the board of General Dynamics Corporation and CrowdStrike Holdings, Inc.
Mr. Gosebruch is AbbVie's Executive Vice President, Chief Strategy Officer. He worked for more than 20 years in the Mergers & Acquisitions Group at J.P. Morgan Securities LLC, serving as Managing Director since 2007 and as Co-Head of M&A North America during 2015. Mr. Gosebruch joined AbbVie in 2015 and was first appointed as an AbbVie corporate officer in December 2015. He serves on the board of Aptinyx Inc.
Mr. Michael is AbbVie’s Executive Vice President, Chief Financial Officer. Mr. Michael previously served as Senior Vice President, Chief Financial Officer from October 2018 to July 2019, and as Vice President, Controller from March 2017 to October 2018. He served as AbbVie’s Vice President, Treasurer from 2015 to 2016, as Vice President, Controller, Commercial Operations from 2013 to 2015 and Vice President, Financial Planning and Analysis from 2012 to 2013. At Abbott, Mr. Michael served as Division Controller, Nutrition Supply Chain from 2010 to 2012. Mr. Michael joined Abbott in 1993 and was first appointed as an AbbVie corporate officer in December 2015.
Mr. Richmond is AbbVie’s Executive Vice President, Chief Human Resources Officer. He served as Senior Vice President, Human Resources from 2013 to 2018. Mr. Richmond served as Abbott’s Divisional Vice President of Compensation & Benefits from 2008 to 2012, as Group Vice President of Talent and Rewards from 2007 to 2008, and as Divisional Vice President of

2020 Form 10-K |	28

Talent Acquisition from 2006 to 2007. Mr. Richmond joined Abbott in 2006 and was first appointed as an AbbVie corporate officer in December 2012.
Dr. Saleki-Gerhardt is AbbVie’s Executive Vice President, Operations. She served as Senior Vice President, Operations from 2013 to 2018. Dr. Saleki-Gerhardt served as Abbott’s Vice President, Pharmaceuticals Manufacturing and Supply from 2011 to 2012, and as Divisional Vice President, Quality Assurance, Global Pharmaceutical Operations from 2008 to 2011. Dr. Saleki-Gerhardt joined Abbott in 1993 and was first appointed as an AbbVie corporate officer in December 2012. She serves on the board of Entegris Inc.
Mr. Stewart is AbbVie’s Executive Vice President, Commercial Operations. He previously served as Senior Vice President, U.S. Commercial Operations from 2018 to 2020 and as AbbVie’s President, Commercial Operations from 2013 to 2018. Prior to AbbVie’s separation from Abbott, he served as Vice President, Abbott Proprietary Pharmaceutical Division, United States. Mr. Stewart joined Abbott in 1992 and was first appointed as an AbbVie corporate officer in December 2018.
Dr. Hudson is AbbVie's Senior Vice President, Research & Development and Chief Scientific Officer. He previously served as Vice President, Head of Oncology Discovery and Early Development from 2016 to 2019. Prior to joining AbbVie, Dr. Hudson served at the Ontario Institute for Cancer Research as President and Scientific Director. He also previously served as Founder and Director of the McGill University and Genome Quebec Innovation Centre and Assistant Director of the Whitehead/MIT Center for Genome Research. Dr. Hudson was first appointed as an AbbVie corporate officer in July 2019.
Ms. Sorg is AbbVie’s Senior Vice President, U.S. Commercial Operations. She previously served as AbbVie’s President, U.S. Immunology and Patient Services from 2019 to 2020 and as Vice President, Immunology and Oncology from 2016 to 2018. She served as Vice President, Immunology prior to AbbVie’s separation from Abbott and until 2016 at AbbVie. Ms. Sorg joined Abbott in 2012 and was first appointed as an AbbVie corporate officer in November 2020. Prior to joining Abbott, Ms. Sorg served in management roles at Eli Lilly and Company for 23 years.

Ms. Strom is AbbVie’s Senior Vice President, AbbVie, and President, Global Allergan Aesthetics, responsible for the worldwide operations of the aesthetics franchise. She was appointed to the position upon AbbVie’s acquisition of Allergan in 2020 and was first appointed as an AbbVie corporate officer in May 2020. At Allergan, Ms. Strom previously served as Senior Vice President, U.S. Medical Aesthetics from 2018 to 2020. She joined Allergan in 2011.
Mr. Durkin is AbbVie’s Vice President, Controller. Mr. Durkin previously served as Vice President, Internal Audit from 2016 to 2018. Prior to joining AbbVie, he served as Vice President of Finance and Division Controller for Abbott’s Vision Care business from 2009 to 2016 and Controller Pharmaceutical Research and Development from 2005 to 2009. Mr. Durkin joined Abbott in 1986 and was first appointed as an AbbVie corporate officer in October 2018.
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

29	| 2020 Form 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market
The principal market for AbbVie's common stock is the New York Stock Exchange (Symbol: ABBV). AbbVie's common stock is also listed on the Chicago Stock Exchange and traded on various regional and electronic exchanges.
Stockholders
There were 47,754 stockholders of record of AbbVie common stock as of January 31, 2021.
Performance Graph
The following graph compares the cumulative total returns of AbbVie, the S&P 500 Index and the NYSE Arca Pharmaceuticals Index for the period from December 31, 2015 through December 31, 2020. This graph assumes $100 was invested in AbbVie common stock and each index on December 31, 2015 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
$250
$225
$200
$175
$150
$125
$100
$75
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
AbbVie Inc.
S&P 500 Index
NYSE Arca Pharmaceutical Index

This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of AbbVie's filings under the Securities Act of 1933, as amended.

2020 Form 10-K |	30

Dividends
On October 30, 2020, AbbVie's board of directors declared an increase in the quarterly cash dividend from $1.18 per share to $1.30 per share, payable on February 16, 2021 to stockholders of record as of January 15, 2021. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors. Moreover, if AbbVie determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	4,783	(1)	$84.46	(1)	—	$3,450,069,690
November 1, 2020 - November 30, 2020	945	(1)	$92.50	(1)	—	$3,450,069,690
December 1, 2020 - December 31, 2020	2,431,776	(1)	$105.61	(1)	2,430,910	$3,193,341,387
Total	2,437,504	(1)	$105.56	(1)	2,430,910	$3,193,341,387
1.    In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 4,783 in October; 945 in November; and 866 in December.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
ITEM 6. [RESERVED]

31	| 2020 Form 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company). This commentary should be read in conjunction with the consolidated financial statements and accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data." This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
EXECUTIVE OVERVIEW
Company Overview
AbbVie is a global, research-based biopharmaceutical company formed in 2013 following separation from Abbott Laboratories (Abbott). AbbVie uses its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world's most complex and serious diseases.
On May 8, 2020, AbbVie completed the acquisition of Allergan plc (Allergan). The acquisition of Allergan creates a diversified biopharmaceutical company positioned for success with a comprehensive product portfolio that has leadership positions in key therapeutic areas of immunology, hematologic oncology, aesthetics, neuroscience, eye care and women's health. AbbVie's existing product portfolio and pipeline is enhanced with numerous Allergan assets and Allergan's product portfolio benefits from AbbVie's commercial strength, expertise and international infrastructure. See Note 5 to the Consolidated Financial Statements for additional information on the acquisition. Subsequent to the acquisition date, AbbVie's consolidated financial statements include the assets, liabilities, operating results and cash flows of Allergan.
AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies and patients. Outside the United States, AbbVie sells products primarily to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie has approximately 47,000 employees. AbbVie operates as a single global business segment.
2020 Financial Results
AbbVie's strategy has focused on delivering strong financial results, maximizing the benefits of the Allergan acquisition, advancing and investing in its pipeline and returning value to shareholders while ensuring a strong, sustainable growth business over the long term. The company's financial performance in 2020 included delivering worldwide net revenues of $45.8 billion, operating earnings of $11.4 billion, diluted earnings per share of $2.72 and cash flows from operations of $17.6 billion. Worldwide net revenues increased by 38% on a reported basis and on a constant currency basis, which included $10.3 billion of contributed revenues from the Allergan acquisition, growth in the immunology portfolio from Skyrizi, Rinvoq and the continued strength of Humira in the U.S. as well as revenue growth from Imbruvica and Venclexta.
Diluted earnings per share in 2020 was $2.72 and included the following after-tax costs: (i) $5.7 billion for the change in fair value of contingent consideration liabilities; (ii) $4.8 billion related to the amortization of intangible assets; (iii) $3.0 billion of Allergan acquisition and integration expenses; (iv) $1.2 billion for acquired in-process research and development (IPR&D); and $241 million for milestones and other research and development (R&D) expenses. These costs were partially offset by $1.7 billion of certain tax benefits. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
In October 2020, AbbVie's board of directors declared a quarterly cash dividend of $1.30 per share of common stock payable in February 2021. This reflects an increase of approximately 10.2% over the previous quarterly dividend of $1.18 per share of common stock.
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization. The integration plan is expected to realize more than $2 billion of expected annual cost synergies over a three-year period, with approximately 50% realized in R&D, 40% in selling, general and administrative (SG&A) and 10% in cost of products sold.

2020 Form 10-K |	32

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
2021 Strategic Objectives
AbbVie's mission is to discover and develop innovative medicines and products that solve serious health issues today and address the medical challenges of tomorrow while achieving top-tier financial performance through outstanding execution. AbbVie intends to continue to advance its mission in a number of ways, including: (i) maximizing the benefits of the Allergan acquisition to create a more diversified revenue base with multiple long-term growth drivers; (ii) growing revenues by leveraging AbbVie's commercial strength and international infrastructure across Allergan's therapeutic areas and ensuring strong commercial execution of new product launches; (iii) continuing to invest in and expand its pipeline in support of opportunities in immunology, oncology, aesthetics, neuroscience, eye care and women's health as well as continued investment in key on-market products; (iv) expanding operating margins; and (v) returning cash to shareholders via a strong and growing dividend while also reducing debt. In addition, AbbVie anticipates several regulatory submissions and key data readouts from key clinical trials in the next 12 months.
AbbVie expects to achieve its strategic objectives through:
•Immunology revenue growth driven by increasing market share and expanding patient access of Skyrizi and Rinvoq, as well as Humira U.S. sales growth.
•Hematologic oncology revenue growth from both Imbruvica and Venclexta.
•Expansion of the company’s revenue base from additional Allergan products contributing to key aesthetics and neuroscience portfolios.
•Effective management of Humira international biosimilar erosion.
•Optimization of combined AbbVie and Allergan research and development, commercial, and manufacturing operations while maintaining key growth portfolios.
•The favorable impact of pipeline products and indications recently approved or currently under regulatory review where approval is expected in 2021. These products are described in greater detail in the section labeled "Research and Development" included as part of this Item 7.
AbbVie remains committed to driving continued expansion of operating margins and expects to achieve this objective through continued leverage from revenue growth, realization of expense synergies from the Allergan acquisition, productivity initiatives in supply chain and ongoing efficiency programs to optimize manufacturing, commercial infrastructure, administrative costs and general corporate expenses.
The combination of AbbVie and Allergan creates a diverse entity with leadership positions across immunology, hematologic oncology, aesthetics, neuroscience, women's health, eye care and virology. AbbVie's existing product portfolio and pipeline is enhanced with numerous Allergan assets and Allergan's product portfolio benefits from AbbVie's commercial strength, expertise and international infrastructure.

33	| 2020 Form 10-K

Research and Development
Research and innovation are the cornerstones of AbbVie's business as a global biopharmaceutical company. AbbVie's long-term success depends to a great extent on its ability to continue to discover and develop innovative products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie's pipeline currently includes more than 90 compounds, devices or indications in development individually or under collaboration or license agreements and is focused on such important specialties as immunology, oncology, aesthetics, neuroscience, eye care and women's health along with targeted investments in cystic fibrosis. Of these programs, more than 50 are in mid- and late-stage development.
The following sections summarize transitions of significant programs from mid-stage development to late-stage development as well as developments in significant late-stage and registration programs. AbbVie expects multiple mid-stage programs to transition into late-stage programs in the next 12 months.
Significant Programs and Developments
Immunology
Skyrizi
•In January 2021, AbbVie announced top-line results from its Phase 3 KEEPsAKE-1 and KEEPsAKE-2 clinical trials of Skyrizi in adults with active psoriatic arthritis (PsA) met the primary and ranked secondary endpoints.
•In January 2021, AbbVie announced top-line results from its Phase 3 ADVANCE and MOTIVATE induction studies of Skyrizi in patients with Crohn’s Disease met the primary and key secondary endpoints.
Rinvoq
•In February 2020, AbbVie announced top-line results from its second Phase 3 clinical trial of Rinvoq in adult patients with active PsA. Results from the SELECT-PsA 1 study, which evaluated Rinvoq versus placebo in patients who did not adequately respond to treatment with one or more non-biologic disease-modifying anti-rheumatic drugs (DMARDs), showed that both doses of Rinvoq met the primary and key secondary endpoints. The safety profile was consistent with that of previous studies across indications, with no new safety risks detected.
•In May 2020, AbbVie submitted a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration (FDA) and, in June 2020, submitted a marketing authorization application (MAA) to the European Medicines Agency (EMA) for Rinvoq for the treatment of adult patients with active PsA.
•In June 2020, AbbVie announced top-line results from its Phase 3 Measure Up 1 study and, in July 2020, announced top-line results from its Phase 3 Measure Up 2 and AD Up studies of Rinvoq for the treatment of moderate to severe atopic dermatitis (AD) met all primary and secondary endpoints versus placebo.
•In August 2020, AbbVie submitted an sNDA to the FDA and, earlier this year, submitted an MAA to the EMA for Rinvoq for the treatment of adult patients with active ankylosing spondylitis (AS).
•In October 2020, AbbVie submitted an sNDA to the FDA and an MAA to the EMA for Rinvoq for the treatment of adult and adolescent patients with moderate to severe AD.
•In December 2020, AbbVie announced its Phase 3 U-ACHIEVE induction study of Rinvoq for the treatment of adult patients with moderate to severe ulcerative colitis met the primary and all ranked secondary endpoints.
•In January 2021, AbbVie announced that the European Commission (EC) approved Rinvoq for the treatment of adults with active PsA and active AS.

2020 Form 10-K |	34

Oncology
Imbruvica
•In April 2020, AbbVie received FDA approval for the use of Imbruvica in combination with rituximab for the treatment of previously untreated patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL).
•In August 2020, the EC granted marketing authorization for Imbruvica in combination with rituximab for the treatment of adult patients with previously untreated CLL.
Venclexta
•In February 2020, AbbVie announced that the Phase 3 VIALE-C trial of Venclexta in combination with low-dose cytarabine in newly-diagnosed patients with acute myeloid leukemia (AML) did not meet its primary endpoint.
•In March 2020, AbbVie announced that top-line results from its Phase 3 VIALE-A trial of Venclexta in combination with azacitidine in patients with AML met its primary endpoints.
•In March 2020, AbbVie received EC approval of Venclyxto in combination with obinutuzumab for patients with previously untreated CLL.
•In June 2020, AbbVie submitted an MAA to the EMA for Venclyxto for the treatment of patients with AML.
•In October 2020, AbbVie received FDA full approval of Venclexta for the treatment of patients with AML. The approval is supported by data from a series of trials including the Phase 3 VIALE-A and VIALE-C studies.
Aesthetics
Juvederm Collection
•In June 2020, AbbVie received FDA approval of Juvederm Voluma XC for the augmentation of the chin region to improve the chin profile in adults over the age of 21.
Neuroscience
Botox Therapeutic
•In June 2020, the FDA accepted the company's supplemental Biologics License Application (sBLA) to expand the Botox prescribing information for the treatment of detrusor (bladder muscle) overactivity associated with an underlying neurologic condition in certain pediatric patients. In February 2021, AbbVie received FDA approval of Botox for the treatment of detrusor overactivity associated with a neurological condition in certain pediatric patients 5 years of age and older.
•In July 2020, AbbVie received FDA approval of Botox for the treatment of lower limb spasticity caused by cerebral palsy in pediatric patients over the age of 2.
Atogepant
•In July 2020, AbbVie announced that the Phase 3 ADVANCE trial evaluating atogepant, an orally administered calcitonin gene-related peptide receptor antagonist, for migraine prevention met its primary endpoint for all doses (10mg, 30mg, and 60mg) compared to placebo, all secondary endpoints with 30mg and 60mg doses, and four out of six secondary endpoints with the 10mg dose.
•In January 2021, AbbVie submitted a New Drug Application to the FDA for atogepant for the prevention of episodic migraine.
Elezanumab
•In September 2020, AbbVie announced that the FDA granted Orphan Drug and Fast Track designations for elezanumab, an investigational treatment for patients following spinal cord injury.

35	| 2020 Form 10-K

Virology/Liver Disease
Mavyret
•In March 2020, AbbVie announced that the EC granted marketing authorization for Maviret to shorten once-daily treatment duration from 12 to 8 weeks in treatment-naïve, compensated cirrhotic, chronic hepatitis C virus (HCV) patients with genotype 3 infection.
Eye Care
AGN-190584
•In October 2020, AbbVie announced that top-line results from its Phase 3 GEMINI 1 and 2 studies of AGN-190584, an investigational ophthalmic solution, for the treatment of presbyopia met their primary endpoint and majority of the secondary endpoints.
Abicipar pegol
•In June 2020, AbbVie announced that the FDA issued a Complete Response Letter (CRL) to the Biologics License Application (BLA) for abicipar pegol, a novel, investigational DARPin therapy for patients with neovascular (wet) age-related macular degeneration (nAMD). The CRL indicated that the rate of intraocular inflammation observed following administration of abicipar pegol results in an unfavorable benefit-risk ratio in the treatment of nAMD. In July 2020, AbbVie withdrew the regulatory application with the EMA for abicipar pegol for the treatment of nAMD.
Women's Health
Oriahnn
•In May 2020, the FDA approved Oriahnn (elagolix, estradiol, and norethindrone acetate capsules; elagolix capsules) for the management of heavy menstrual bleeding due to uterine fibroids in pre-menopausal women.
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

				Percent change
				At actual currency rates		At constant currency rates
years ended (dollars in millions)	2020	2019	2018	2020	2019	2020	2019
United States	$34,879	$23,907	$21,524	45.9%	11.1%	45.9%	11.1%
International	10,925	9,359	11,229	16.7%	(16.7)%	17.8%	(13.6)%
Net revenues	$45,804	$33,266	$32,753	37.7%	1.6%	38.0%	2.6%

2020 Form 10-K |	36

The following table details AbbVie's worldwide net revenues:

					Percent change
					At actual currency rates		At constant currency rates
years ended December 31 (dollars in millions)		2020	2019	2018	2020	2019	2020	2019
Immunology
Humira	United States	$16,112	$14,864	$13,685	8.4%	8.6%	8.4%	8.6%
	International	3,720	4,305	6,251	(13.6)%	(31.1)%	(12.5)%	(27.8)%
	Total	$19,832	$19,169	$19,936	3.5%	(3.9)%	3.7%	(2.9)%
Skyrizi	United States	$1,385	$311	$—	>100.0%	n/m	>100.0%	n/m
	International	205	44	—	>100.0%	n/m	>100.0%	n/m
	Total	$1,590	$355	$—	>100.0%	n/m	>100.0%	n/m
Rinvoq	United States	$653	$47	$—	>100.0%	n/m	>100.0%	n/m
	International	78	—	—	>100.0%	n/m	>100.0%	n/m
	Total	$731	$47	$—	>100.0%	n/m	>100.0%	n/m
Hematologic Oncology
Imbruvica	United States	$4,305	$3,830	$2,968	12.4%	29.1%	12.4%	29.1%
	Collaboration revenues	1,009	844	622	19.5%	35.8%	19.5%	35.8%
	Total	$5,314	$4,674	$3,590	13.7%	30.2%	13.7%	30.2%
Venclexta	United States	$804	$521	$247	54.4%	>100.0%	54.4%	>100.0%
	International	533	271	97	97.0%	>100.0%	97.8%	>100.0%
	Total	$1,337	$792	$344	69.0%	>100.0%	69.3%	>100.0%
Aesthetics
Botox Cosmetic (a)	United States	$687	$—	$—	n/m	n/m	n/m	n/m
	International	425	—	—	n/m	n/m	n/m	n/m
	Total	$1,112	$—	$—	n/m	n/m	n/m	n/m
Juvederm Collection (a)	United States	$318	$—	$—	n/m	n/m	n/m	n/m
	International	400	—	—	n/m	n/m	n/m	n/m
	Total	$718	$—	$—	n/m	n/m	n/m	n/m
Other Aesthetics (a)	United States	$666	$—	$—	n/m	n/m	n/m	n/m
	International	94	—	—	n/m	n/m	n/m	n/m
	Total	$760	$—	$—	n/m	n/m	n/m	n/m
Neuroscience
Botox Therapeutic (a)	United States	$1,155	$—	$—	n/m	n/m	n/m	n/m
	International	232	—	—	n/m	n/m	n/m	n/m
	Total	$1,387	$—	$—	n/m	n/m	n/m	n/m
Vraylar (a)	United States	$951	$—	$—	n/m	n/m	n/m	n/m
Duodopa	United States	$103	$97	$80	5.9%	20.4%	5.9%	20.4%
	International	391	364	350	7.4%	4.2%	6.3%	9.8%
	Total	$494	$461	$430	7.1%	7.2%	6.2%	11.7%
Ubrelvy (a)	United States	$125	$—	$—	n/m	n/m	n/m	n/m
Other Neuroscience (a)	United States	$528	$—	$—	n/m	n/m	n/m	n/m
	International	11	—	—	n/m	n/m	n/m	n/m
	Total	$539	$—	$—	n/m	n/m	n/m	n/m

37	| 2020 Form 10-K

					Percent change
					At actual currency rates		At constant currency rates
years ended December 31 (dollars in millions)		2020	2019	2018	2020	2019	2020	2019
Eye Care
Lumigan/Ganfort (a)	United States	$165	$—	$—	n/m	n/m	n/m	n/m
	International	213	—	—	n/m	n/m	n/m	n/m
	Total	$378	$—	$—	n/m	n/m	n/m	n/m
Alphagan/Combigan (a)	United States	$223	$—	$—	n/m	n/m	n/m	n/m
	International	103	—	—	n/m	n/m	n/m	n/m
	Total	$326	$—	$—	n/m	n/m	n/m	n/m
Restasis (a)	United States	$755	$—	$—	n/m	n/m	n/m	n/m
	International	32	—	—	n/m	n/m	n/m	n/m
	Total	$787	$—	$—	n/m	n/m	n/m	n/m
Other Eye Care (a)	United States	$305	$—	$—	n/m	n/m	n/m	n/m
	International	388	—	—	n/m	n/m	n/m	n/m
	Total	$693	$—	$—	n/m	n/m	n/m	n/m
Women's Health
Lo Loestrin (a)	United States	$346	$—	$—	n/m	n/m	n/m	n/m
	International	10	—	—	n/m	n/m	n/m	n/m
	Total	$356	$—	$—	n/m	n/m	n/m	n/m
Orilissa/Oriahnn	United States	$121	$91	$11	33.3%	>100.0%	33.3%	>100.0%
	International	4	2	—	96.1%	n/m	97.7%	n/m
	Total	$125	$93	$11	34.6%	>100.0%	34.6%	>100.0%
Other Women's Health (a)	United States	$181	$—	$—	n/m	n/m	n/m	n/m
	International	11	—	—	n/m	n/m	n/m	n/m
	Total	$192	$—	$—	n/m	n/m	n/m	n/m
Other Key Products
Mavyret	United States	$785	$1,473	$1,614	(46.7)%	(8.8)%	(46.7)%	(8.8)%
	International	1,045	1,420	1,824	(26.4)%	(22.1)%	(26.8)%	(19.6)%
	Total	$1,830	$2,893	$3,438	(36.7)%	(15.9)%	(36.9)%	(14.6)%
Creon	United States	$1,114	$1,041	$928	6.9%	12.2%	6.9%	12.2%
Lupron	United States	$600	$720	$726	(16.6)%	(0.8)%	(16.6)%	(0.8)%
	International	152	167	166	(9.1)%	0.8%	(5.4)%	6.0%
	Total	$752	$887	$892	(15.2)%	(0.5)%	(14.5)%	0.5%
Linzess/Constella (a)	United States	$649	$—	$—	n/m	n/m	n/m	n/m
	International	18	—	—	n/m	n/m	n/m	n/m
	Total	$667	$—	$—	n/m	n/m	n/m	n/m
Synthroid	United States	$771	$786	$776	(1.9)%	1.3%	(1.9)%	1.3%
All other		$2,923	$2,068	$2,408	41.3%	(14.1)%	42.4%	(11.5)%
Total net revenues		$45,804	$33,266	$32,753	37.7%	1.6%	38.0%	2.6%
n/m – Not meaningful
(a)Net revenues include Allergan product revenues from the date of the acquisition, May 8, 2020, through December 31, 2020.
The following discussion and analysis of AbbVie's net revenues by product is presented on a constant currency basis.
Global Humira sales increased 4% in 2020 primarily driven by market growth across therapeutic categories, offset by direct biosimilar competition in certain international markets. In the United States, Humira sales increased 8% in 2020 driven by market growth across all indications and favorable pricing, partially offset by lower new patient starts due to the COVID-19 pandemic. Internationally, Humira revenues decreased 12% in 2020 primarily driven by direct biosimilar competition in certain international markets. Biosimilar competition for Humira is not expected in the United States until 2023. AbbVie continues to pursue strategies intended to maintain market leadership among its installed patient base and add to the sustainability of Humira.
Net revenues for Skyrizi increased more than 100% in 2020 primarily driven by market growth and market share gains over the prior year following the April 2019 regulatory approvals for the treatment of moderate to severe plaque psoriasis.
Net revenues for Rinvoq increased more than 100% in 2020 primarily driven by the August 2019 FDA approval and December 2019 EC approval for the treatment of moderate to severe rheumatoid arthritis.

2020 Form 10-K |	38

Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie's 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues increased 14% in 2020 as a result of continued penetration of Imbruvica for patients with CLL, partially offset by lower new patient starts due to the COVID-19 pandemic in 2020.
Net revenues for Venclexta increased 69% in 2020 primarily due to continued expansion of Venclexta for the treatment of patients with first-line CLL, relapsed/refractory CLL and first-line AML.
Net revenues for Botox Cosmetic used in facial aesthetics were $1.1 billion in 2020 for the period subsequent to the completion of the Allergan acquisition.
Net revenues for Juvederm Collection (including Juvederm Ultra XC, Juvederm Voluma XC and other Juvederm products) used in facial aesthetics were $718 million in 2020 for the period subsequent to the completion of the Allergan acquisition.
Net revenues for Botox Therapeutic used primarily in neuroscience and urology therapeutic areas were $1.4 billion in 2020 for the period subsequent to the completion of the Allergan acquisition.
Net revenues for Vraylar for the treatment of schizophrenia, bipolar I disorder and bipolar depression were $951 million in 2020 for the period subsequent to the completion of the Allergan acquisition.
Global Mavyret sales decreased 37% in 2020 primarily driven by lower global new patient starts due to the COVID-19 pandemic as well as competitive dynamics in the U.S.
Net revenues for Creon increased 7% in 2020 primarily driven by continued market growth, partially offset by lower new patient starts due to the COVID-19 pandemic. Creon maintains market leadership in the pancreatic enzyme market with approximately 80% total market share.
Net revenues for Lupron decreased 14% in 2020 primarily due to a near-term supply issue which has impacted product availability of certain formulations.
Gross Margin

				Percent change
years ended December 31 (dollars in millions)	2020	2019	2018	2020	2019
Gross margin	$30,417	$25,827	$25,035	18%	3%
as a percent of net revenues	66%	78%	76%
Gross margin as a percentage of net revenues in 2020 decreased from 2019 primarily due to the unfavorable impacts of higher amortization of intangible assets and inventory fair value step-up adjustments associated with the Allergan acquisition as well as collaboration profit sharing arrangements for Imbruvica and Venclexta.
Selling, General and Administrative

				Percent change
years ended December 31 (dollars in millions)	2020	2019	2018	2020	2019
Selling, general and administrative	$11,299	$6,942	$7,399	63%	(6)%
as a percent of net revenues	25%	21%	23%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues in 2020 increased from 2019 primarily due to the unfavorable impacts of incremental SG&A expenses of Allergan, including transaction and integration costs resulting from the acquisition.
Research and Development and Acquired In-Process Research and Development

				Percent change
years ended December 31 (dollars in millions)	2020	2019	2018	2020	2019
Research and development	$6,557	$6,407	$10,329	2%	(38)%
as a percent of net revenues	14%	19%	32%
Acquired in-process research and development	$1,198	$385	$424	>100%	(9)%
Research and Development (R&D) expenses as a percentage of net revenues decreased in 2020 primarily due to the $1.0 billion intangible asset impairment charge in 2019, which represented the remaining value of the IPR&D acquired as part

39	| 2020 Form 10-K

of the 2016 Stemcentrx acquisition following the decision to terminate the Rova-T R&D program. See Note 7 to the Consolidated Financial Statements for additional information regarding the impairment charge. R&D expenses as a percentage of net revenues in 2020 were also favorably impacted by increased scale of the combined company for the period subsequent to the completion of the Allergan acquisition.
Acquired IPR&D expenses reflect upfront payments related to various collaborations. Acquired IPR&D expense in 2020 included a charge of $750 million as a result of entering a collaboration agreement with Genmab A/S (Genmab) to research, develop and commercialize investigational bispecific antibody therapeutics for the treatment of cancer. Acquired IPR&D expense in 2020 also included a charge of $200 million as a result of a collaboration agreement with I-Mab Biopharma (I-Mab) for the development and commercialization of lemzoparlimab for the treatment of multiple cancers. See Note 5 to the Consolidated Financial Statements for additional information regarding the Genmab and I-Mab agreements. There were no individually significant transactions or cash flows during 2019.
Other Operating Expenses and Income
Other operating income in 2019 included $550 million of income from a legal settlement related to an intellectual property dispute with a third party and $330 million of income related to an amended and restated license agreement between AbbVie and Reata. See Note 5 to the Consolidated Financial Statements for additional information on the Reata agreement.
Other Non-Operating Expenses

years ended December 31 (in millions)	2020	2019	2018
Interest expense	$2,454	$1,784	$1,348
Interest income	(174)	(275)	(204)
Interest expense, net	$2,280	$1,509	$1,144

Net foreign exchange loss	$71	$42	$24
Other expense, net	5,614	3,006	18
Interest expense in 2020 increased compared to 2019 primarily due to a higher average debt balance associated with the financing of the Allergan acquisition as well as the incremental Allergan debt acquired, partially offset by the favorable impact of lower interest rates on the company’s debt obligations.
Interest income in 2020 decreased compared to 2019 primarily due to a lower average cash and cash equivalents balance as a result of the cash paid for the Allergan acquisition and the unfavorable impact of lower interest rates.
Other expense, net included charges related to the change in fair value of the contingent consideration liabilities of $5.8 billion in 2020 and $3.1 billion in 2019. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. In 2020, the change in fair value primarily included the increase in the Skyrizi contingent consideration liability due to higher estimated future sales driven by stronger market share uptake and favorable clinical trial results as well as lower interest rates. In 2019, the Skyrizi contingent consideration liability increased due to higher probabilities of success, higher estimated future sales, declining interest rates and passage of time. The higher probabilities of success primarily resulted from the April 2019 regulatory approvals of Skyrizi for the treatment of moderate to severe plaque psoriasis. These changes were partially offset by a $91 million decrease in the Stemcentrx contingent consideration liability due to the termination of the Rova-T R&D program.
Income Tax Expense
The effective income tax rate was negative 36% in 2020, 6% in 2019 and negative 9% in 2018. The effective tax rate in each period differed from the statutory tax rate principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities, changes in enacted tax rates and laws and related restructuring, the cost of repatriation decisions, tax audit settlements and Boehringer Ingelheim accretion on contingent consideration. The decrease in the effective tax rate for 2020 over the prior year was principally due to the recognition of a net tax benefit of $1.7 billion related to changes in tax laws and related restructuring, including certain intra-group transfers of intellectual property and deferred tax remeasurement.

2020 Form 10-K |	40

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2020	2019	2018
Cash flows from:
Operating activities	$17,588	$13,324	$13,427
Investing activities	(37,557)	596	(1,006)
Financing activities	(11,501)	18,708	(14,396)
Operating cash flows in 2020 increased from 2019 and included the results of Allergan subsequent to the May 8 acquisition date. Operating cash flows in 2020 were favorably impacted by higher net revenues of the combined company and the timing of working capital cash flows, partially offset by acquisition-related cash expenses. Operating cash flows also reflected AbbVie’s contributions to its defined benefit plans of $367 million in 2020 and $727 million in 2019.
Investing cash flows in 2020 primarily included $39.7 billion cash consideration paid to acquire Allergan offset by cash acquired of $1.5 billion. Investing cash flows also included net sales and maturities of investments totaling $1.5 billion, payments made for other acquisitions and investments of $1.4 billion and capital expenditures of $798 million. Investing cash flows in 2019 included net sales and maturities of investment securities totaling $2.1 billion resulting from the sale of substantially all of the company's investments in debt securities, payments made for other acquisitions and investments of $1.1 billion and capital expenditures of $552 million.
Financing cash flows in 2020 included the issuance of term loans totaling $3.0 billion under the existing $6.0 billion term loan credit agreement which were used to finance the acquisition of Allergan. Subsequent to these borrowings, AbbVie terminated the unused commitments of the lenders under the term loan. Additionally, financing cash flows included the May 2020 repayment of $3.8 billion aggregate principal amount of the company's 2.50% senior notes at maturity, the September 2020 repayment of $650 million aggregate principal amount of 3.375% Allergan exchange notes at maturity, and the November 2020 repayments of €700 million aggregate principal amount of floating rate Allergan exchange notes at maturity and $450 million aggregate principal amount of 4.875% Allergan exchange notes due February 2021.
Financing cash flows in 2019 included the issuance of $30.0 billion aggregate principal amount of floating rate and fixed rate unsecured senior notes which were used to finance the acquisition of Allergan. Additionally, financing cash flows in 2019 included the issuance of €1.4 billion aggregate principal amount of unsecured senior Euro notes which the company used to redeem €1.4 billion aggregate principal amount of 0.38% senior Euro notes that were due to mature in November 2019, as well as the repayment of a $3.0 billion 364-day term loan credit agreement that was scheduled to mature in June 2019.
Cash dividend payments totaled $7.7 billion in 2020 and $6.4 billion in 2019. The increase in cash dividend payments was primarily driven by higher outstanding shares following the 286 million shares of AbbVie common stock issued to Allergan shareholders in May 2020 as well as an increase in the dividend rate. On October 30, 2020, AbbVie announced that its board of directors declared an increase in the quarterly cash dividend from $1.18 per share to $1.30 per share beginning with the dividend payable on February 16, 2021 to stockholders of record as of January 15, 2021. This reflects an increase of approximately 10.2% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management’s discretion. The program has no time limit and can be discontinued at any time. Under this authorization, AbbVie repurchased 8 million shares for $757 million in 2020 and 4 million shares for $300 million in 2019. AbbVie cash-settled $201 million of its December 2018 open market purchases in January 2019. AbbVie's remaining stock repurchase authorization was $3.2 billion as of December 31, 2020.
In 2020 and 2019, the company issued and redeemed commercial paper. There were no commercial paper borrowings outstanding as of December 31, 2020 or December 31, 2019. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
Credit Risk
AbbVie monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. AbbVie regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. AbbVie establishes an

41	| 2020 Form 10-K

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
AbbVie currently has a $4.0 billion five-year revolving credit facility that matures in August 2024. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2020, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of December 31, 2020 and 2019.
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
Contractual Obligations
The following table summarizes AbbVie's estimated contractual obligations as of December 31, 2020:

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Short-term borrowings	$34	$34	$—	$—	$—
Long-term debt, including current portion	84,948	8,422	16,643	16,197	43,686
Interest on long-term debt(a)	33,664	2,752	4,652	3,898	22,362
Non-cancelable operating and finance lease payments	1,154	229	323	208	394
Purchase obligations and other(b)	5,432	5,040	249	112	31
Other long-term liabilities (c) (d) (e)	18,478	1,029	3,036	4,144	10,269
Total	$143,710	$17,506	$24,903	$24,559	$76,742
(a)Includes estimated future interest payments on long-term debt. Interest payments on debt are calculated for future periods using forecasted interest rates in effect at the end of 2020. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2020. See Note 10 to the Consolidated Financial Statements for additional information regarding the company's debt instruments and Note 11 for additional information on the interest rate swap agreements outstanding at December 31, 2020.
(b)Includes the company's significant unconditional purchase obligations. These commitments do not exceed the company's projected requirements and are made in the normal course of business.
(c)Excludes liabilities associated with the company's unrecognized tax benefits as it is not possible to reliably estimate the timing of the future cash outflows related to these liabilities. See Note 14 to the Consolidated Financial Statements for additional information on these unrecognized tax benefits.

2020 Form 10-K |	42

(d)Includes $13.0 billion of contingent consideration liabilities which are recorded at fair value on the consolidated balance sheet. Potential contingent consideration payments that exceed the fair value recorded on the consolidated balance sheet are not included in the table of contractual obligations. See Note 11 to the Consolidated Financial Statements for additional information regarding these liabilities.
(e)Includes a one-time transition tax liability on a mandatory deemed repatriation of previously untaxed earnings of foreign subsidiaries resulting from U.S. tax reform enacted in 2017. The one-time transition tax is generally payable in eight annual installments.
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
Rebate and chargeback accruals are accounted for as variable consideration and are recorded as a reduction to revenue in the period the related product is sold. Provisions for rebates and chargebacks totaled $27.0 billion in 2020, $18.8 billion in 2019 and $16.4 billion in 2018. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accrual for that rebate include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant.
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

43	| 2020 Form 10-K

The following table is an analysis of the three largest rebate accruals and chargeback allowances, which comprise approximately 89% of the total consolidated rebate and chargebacks recorded as reductions to revenues in 2020. Remaining rebate provisions charged against gross revenues are not significant in the determination of operating earnings.

(in millions)	Medicaid and Medicare Rebates	Managed Care Rebates	Wholesaler Chargebacks
Balance at December 31, 2017	$1,340	$1,195	$522
Provisions	3,493	4,729	6,659
Payments	(3,188)	(4,485)	(6,525)
Balance at December 31, 2018	1,645	1,439	656
Provisions	4,035	5,772	7,947
Payments	(3,915)	(5,275)	(7,917)
Balance at December 31, 2019	1,765	1,936	686
Additions(a)	1,266	649	71
Provisions	6,715	8,656	8,677
Payments	(6,801)	(8,334)	(8,693)
Balance at December 31, 2020	$2,945	$2,907	$741
(a)Represents rebate accruals and chargeback allowances assumed in the Allergan acquisition.
Cash Discounts and Product Returns
Cash discounts and product returns, which totaled $2.4 billion in 2020, $1.6 billion in 2019 and $1.6 billion in 2018, are accounted for as variable consideration and are recorded as a reduction to revenue in the same period the related product is sold. The reserve for cash discounts is readily determinable because the company's experience of payment history is fairly consistent. Product returns can be reliably estimated based on the company's historical return experience.
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
AbbVie's assumed discount rates have a significant effect on the amounts reported for defined benefit pension and other post-employment plans as of December 31, 2020. A 50 basis point change in the assumed discount rate would have had the following effects on AbbVie's calculation of net periodic benefit costs in 2021 and projected benefit obligations as of December 31, 2020:

	50 basis point
(in millions) (brackets denote a reduction)	Increase	Decrease
Defined benefit plans
Service and interest cost	$(89)	$101
Projected benefit obligation	(1,000)	1,140
Other post-employment plans
Service and interest cost	$(6)	$7
Projected benefit obligation	(56)	63

2020 Form 10-K |	44

The expected long-term rate of return is based on the asset allocation, historical performance and the current view of expected future returns. AbbVie considers these inputs with a long-term focus to avoid short-term market influences. The current long-term rate of return on plan assets for each plan is supported by the historical performance of the trust's actual and target asset allocation. AbbVie's assumed expected long-term rate of return has a significant effect on the amounts reported for defined benefit pension plans as of December 31, 2020 and will be used in the calculation of net periodic benefit cost in 2021. A one percentage point change in assumed expected long-term rate of return on plan assets would increase or decrease the net period benefit cost of these plans in 2021 by $94 million.
The health care cost trend rate is selected by reviewing historical trends and current views on projected future health care cost increases. The current health care cost trend rate is supported by the historical trend experience of each plan. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans as of December 31, 2020 and will be used in the calculation of net periodic benefit cost in 2021.
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

45	| 2020 Form 10-K

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
Contingent Consideration
The fair value measurements of contingent consideration liabilities are determined as of the acquisition date based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products. Contingent consideration liabilities are revalued to fair value at each subsequent reporting date until the related contingency is resolved. The potential contingent consideration payments are estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which are then discounted to present value. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period. The fair value of the company's contingent consideration liabilities as of December 31, 2020 was calculated using the following significant unobservable inputs:

	Range	Weighted Average(a)
Discount rate	0.1% - 2.2%	1.1%
Probability of payment for unachieved milestones	56% - 92%	64%
Probability of payment for royalties by indication(b)	56% - 100%	91%
Projected year of payments	2021 - 2034	2027
(a)Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b)Excludes early stage indications with 0% estimated probability of payment and includes approved indications with 100% probability of payment. Excluding approved indications, the estimated probability of payment ranged from 56% to 89% at December 31, 2020.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for additional information on recent accounting pronouncements.

2020 Form 10-K |	46

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
Foreign Currency Risk
AbbVie's primary net foreign currency exposures are the Euro, Japanese yen, Canadian dollar and British pound. The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2020 and 2019:

	2020			2019
as of December 31 (in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$7,818	1.213	$(39)	$6,217	1.116	$(12)
Japanese yen	837	103.9	(7)	820	108.7	—
Canadian dollar	591	1.328	(23)	504	1.324	(6)
British pound	275	1.341	3	427	1.305	(6)
All other currencies	1,706	n/a	(15)	1,508	n/a	(10)
Total	$11,227		$(81)	$9,476		$(34)
The company estimates that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $1.14 billion at December 31, 2020. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. However, gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders' equity volatility relating to foreign exchange. A 10% appreciation is believed to be a reasonably possible near-term change in foreign currencies.
As of December 31, 2020, the company has €6.6 billion aggregate principal amount of unsecured senior Euro notes outstanding, which are exposed to foreign currency risk. The company designated these foreign currency denominated notes as hedges of its net investments in certain foreign subsidiaries and affiliates. As a result, any foreign currency translation gains or losses related to the Euro notes will be included in accumulated other comprehensive loss. See Note 10 to the Consolidated Financial Statements for additional information regarding to the senior Euro notes and Note 11 to the Consolidated Financial Statements for additional information regarding to the net investment hedging program.
Interest Rate Risk
The company estimates that an increase in interest rates of 100 basis points would adversely impact the fair value of AbbVie's interest rate swap contracts by approximately $111 million at December 31, 2020. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $5.7 billion at December 31, 2020. A 100 basis point change is believed to be a reasonably possible near-term change in interest rates.

47	| 2020 Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2020 Form 10-K |	48

AbbVie Inc. and Subsidiaries
Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2020	2019	2018
Net revenues	$45,804	$33,266	$32,753

Cost of products sold	15,387	7,439	7,718
Selling, general and administrative	11,299	6,942	7,399
Research and development	6,557	6,407	10,329
Acquired in-process research and development	1,198	385	424
Other operating (income) expense	—	(890)	500
Total operating costs and expenses	34,441	20,283	26,370
Operating earnings	11,363	12,983	6,383

Interest expense, net	2,280	1,509	1,144
Net foreign exchange loss	71	42	24
Other expense, net	5,614	3,006	18
Earnings before income tax expense	3,398	8,426	5,197
Income tax expense (benefit)	(1,224)	544	(490)
Net earnings	4,622	7,882	5,687
Net earnings attributable to noncontrolling interest	6	—	—
Net earnings attributable to AbbVie Inc.	$4,616	$7,882	$5,687

Per share data
Basic earnings per share attributable to AbbVie Inc.	$2.73	$5.30	$3.67
Diluted earnings per share attributable to AbbVie Inc.	$2.72	$5.28	$3.66

Weighted-average basic shares outstanding	1,667	1,481	1,541
Weighted-average diluted shares outstanding	1,673	1,484	1,546
The accompanying notes are an integral part of these consolidated financial statements.

49	| 2020 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

years ended December 31 (in millions)	2020	2019	2018
Net earnings	$4,622	$7,882	$5,687

Foreign currency translation adjustments, net of tax expense (benefit) of $28 in 2020, $(4) in 2019 and $(18) in 2018	1,511	(98)	(391)
Net investment hedging activities, net of tax expense (benefit) of $(221) in 2020, $22 in 2019 and $40 in 2018	(799)	74	138
Pension and post-employment benefits, net of tax expense (benefit) of $(47) in 2020, $(323) in 2019 and $35 in 2018	(102)	(1,243)	197
Marketable security activities, net of tax expense (benefit) of $— in 2020, $— in 2019 and $— in 2018	—	10	(10)
Cash flow hedging activities, net of tax expense (benefit) of $(23) in 2020, $70 in 2019 and $23 in 2018	(131)	141	313
Other comprehensive income (loss)	$479	$(1,116)	$247
Comprehensive income	5,101	6,766	5,934
Comprehensive income attributable to noncontrolling interest	6	—	—
Comprehensive income attributable to AbbVie Inc.	$5,095	$6,766	$5,934

The accompanying notes are an integral part of these consolidated financial statements.

2020 Form 10-K |	50

AbbVie Inc. and Subsidiaries
Consolidated Balance Sheets

as of December 31 (in millions, except share data)	2020	2019
Assets
Current assets
Cash and equivalents	$8,449	$39,924
Short-term investments	30	—
Accounts receivable, net	8,822	5,428
Inventories	3,310	1,813
Prepaid expenses and other	3,562	2,354
Total current assets	24,173	49,519

Investments	293	93
Property and equipment, net	5,248	2,962
Intangible assets, net	82,876	18,649
Goodwill	33,124	15,604
Other assets	4,851	2,288
Total assets	$150,565	$89,115

Liabilities and Equity
Current liabilities
Short-term borrowings	$34	$—
Current portion of long-term debt and finance lease obligations	8,468	3,753
Accounts payable and accrued liabilities	20,159	11,832
Total current liabilities	28,661	15,585

Long-term debt and finance lease obligations	77,554	62,975
Deferred income taxes	3,646	1,130
Other long-term liabilities	27,607	17,597

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,792,140,764 shares issued as of December 31, 2020 and 1,781,582,608 as of December 31, 2019	18	18
Common stock held in treasury, at cost, 27,007,945 shares as of December 31, 2020 and 302,671,146 as of December 31, 2019	(2,264)	(24,504)
Additional paid-in capital	17,384	15,193
Retained earnings	1,055	4,717
Accumulated other comprehensive loss	(3,117)	(3,596)
Total stockholders' equity (deficit)	13,076	(8,172)
Noncontrolling interest	21	—
Total equity (deficit)	13,097	(8,172)

Total liabilities and equity	$150,565	$89,115
The accompanying notes are an integral part of these consolidated financial statements.

51	| 2020 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Equity

years ended December 31 (in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at December 31, 2017	1,592	$18	$(11,923)	$14,270	$5,459	$(2,727)	$—	$5,097
Adoption of new accounting standards(a)	—	—	—	—	(1,733)	—	—	(1,733)
Net earnings attributable to AbbVie Inc.	—	—	—	—	5,687	—	—	5,687
Other comprehensive income, net of tax	—	—	—	—	—	247	—	247
Dividends declared	—	—	—	—	(6,045)	—	—	(6,045)
Purchases of treasury stock	(121)	—	(12,215)	—	—	—	—	(12,215)
Stock-based compensation plans and other	8	—	30	486	—	—	—	516
Balance at December 31, 2018	1,479	18	(24,108)	14,756	3,368	(2,480)	—	(8,446)
Net earnings attributable to AbbVie Inc.	—	—	—	—	7,882	—	—	7,882
Other comprehensive loss, net of tax	—	—	—	—	—	(1,116)	—	(1,116)
Dividends declared	—	—	—	—	(6,533)	—	—	(6,533)
Purchases of treasury stock	(5)	—	(428)	—	—	—	—	(428)
Stock-based compensation plans and other	5	—	32	437	—	—	—	469
Balance at December 31, 2019	1,479	18	(24,504)	15,193	4,717	(3,596)	—	(8,172)
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,616	—	—	4,616
Other comprehensive income, net of tax	—	—	—	—	—	479	—	479
Dividends declared	—	—	—	—	(8,278)		—	(8,278)
Common shares and equity awards issued for acquisition of Allergan plc	286	—	23,166	1,243	—	—	—	24,409
Purchases of treasury stock	(10)	—	(978)	—	—	—	—	(978)
Stock-based compensation plans and other	10	—	52	948	—	—	—	1,000
Change in noncontrolling interest	—	—	—	—	—	—	21	21
Balance at December 31, 2020	1,765	$18	$(2,264)	$17,384	$1,055	$(3,117)	$21	$13,097
(a)Adoption of new accounting standards primarily includes the cumulative-effect adjustment of Accounting Standards Update (ASU) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.

The accompanying notes are an integral part of these consolidated financial statements.

2020 Form 10-K |	52

AbbVie Inc. and Subsidiaries
Consolidated Statements of Cash Flows

years ended December 31 (in millions) (brackets denote cash outflows)	2020	2019	2018
Cash flows from operating activities
Net earnings	$4,622	$7,882	$5,687
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	666	464	471
Amortization of intangible assets	5,805	1,553	1,294
Deferred income taxes	(2,325)	122	(1,517)
Change in fair value of contingent consideration liabilities	5,753	3,091	49
Stock-based compensation	753	430	421
Upfront costs and milestones related to collaborations	1,376	490	1,061
Gain on divestitures	—	(330)	—
Intangible asset impairment	—	1,030	5,070
Impacts related to U.S. tax reform	—	—	424
Other, net	832	43	76
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(929)	(74)	(591)
Inventories	(40)	(231)	(226)
Prepaid expenses and other assets	134	(225)	(200)
Accounts payable and other liabilities	1,514	97	734
Income tax assets and liabilities, net	(573)	(1,018)	674
Cash flows from operating activities	17,588	13,324	13,427

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(38,260)	—	—
Other acquisitions and investments	(1,350)	(1,135)	(736)
Acquisitions of property and equipment	(798)	(552)	(638)
Purchases of investment securities	(61)	(583)	(1,792)
Sales and maturities of investment securities	1,525	2,699	2,160
Other, net	1,387	167	—
Cash flows from investing activities	(37,557)	596	(1,006)

Cash flows from financing activities
Net change in commercial paper borrowings	—	(699)	299
Proceeds from issuance of other short-term borrowings	—	—	3,002
Repayments of other short-term borrowings	—	(3,000)	—
Proceeds from issuance of long-term debt	3,000	31,482	5,963
Repayments of long-term debt and finance lease obligations	(5,683)	(1,536)	(6,035)
Debt issuance costs	(20)	(424)	(40)
Dividends paid	(7,716)	(6,366)	(5,580)
Purchases of treasury stock	(978)	(629)	(12,014)
Proceeds from the exercise of stock options	209	8	73
Payments of contingent consideration liabilities	(321)	(163)	(78)
Other, net	8	35	14
Cash flows from financing activities	(11,501)	18,708	(14,396)
Effect of exchange rate changes on cash and equivalents	(5)	7	(39)
Net change in cash and equivalents	(31,475)	32,635	(2,014)
Cash and equivalents, beginning of year	39,924	7,289	9,303

Cash and equivalents, end of year	$8,449	$39,924	$7,289

Other supplemental information
Interest paid, net of portion capitalized	$2,619	$1,794	$1,215
Income taxes paid (received)	1,674	1,447	(35)
Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	23,979	—	—
The accompanying notes are an integral part of these consolidated financial statements.

53	| 2020 Form 10-K

AbbVie Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 Background

Background
The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacture and sale of a broad line of pharmaceutical products. AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies and patients. Outside the United States, AbbVie sells products primarily to customers or through distributors, depending on the market served.
AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100% of the outstanding common stock of AbbVie to Abbott's shareholders.
On May 8, 2020, AbbVie completed its previously announced acquisition of Allergan plc (Allergan). Refer to Note 5 for additional information regarding this acquisition.
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

2020 Form 10-K |	54

For each type of rebate, factors used in the calculation of the accrual include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant. Sales incentives to customers are insignificant.
In addition to revenue from contracts with customers, the company also recognizes certain collaboration revenues. See Note 6 for additional information related to the collaborations with Janssen Biotech, Inc. and Genentech, Inc. Additionally, see Note 16 for disaggregation of revenue by product and geography.
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
Advertising
Costs associated with advertising are expensed as incurred and are included in selling, general and administrative (SG&A) expense in the consolidated statements of earnings. Advertising expenses were $1.8 billion in 2020, $1.1 billion in 2019 and $1.1 billion in 2018.
Pension and Other Post-Employment Benefits
AbbVie records annual expenses relating to its defined benefit pension and other post-employment benefit plans based on calculations which utilize various actuarial assumptions, including discount rates, rates of return on assets, compensation increases, turnover rates and health care cost trend rates. AbbVie reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Actuarial gains and losses are deferred in accumulated other comprehensive income (loss) (AOCI), net of tax and are amortized over the remaining service attribution periods of the employees under the corridor method. Differences between the expected long-term return on plan assets and the actual annual return are amortized to net periodic benefit cost over a five-year period.
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
Investments
Investments consist primarily of equity securities, held-to-maturity debt securities, marketable debt securities and time deposits. Investments in equity securities that have readily determinable fair values are recorded at fair value. Investments in

55	| 2020 Form 10-K

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
AbbVie periodically assesses its marketable debt securities for impairment and credit losses. When a decline in fair value of marketable debt security is due to credit related factors, an allowance for credit losses is recorded with a corresponding charge to other expense in the consolidated statements of earnings. When AbbVie determines that a non-credit related impairment has occurred, the amortized cost basis of the investment, net of allowance for credit losses, is written down with a charge to other expense, net in the consolidated statements of earnings and an available-for-sale investment's unrealized loss is reclassified from AOCI to other expense, net in the consolidated statements of earnings. Realized gains and losses on sales of investments are computed using the first-in, first-out method adjusted for any impairments and credit losses that were recorded in net earnings.
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
Inventories
Inventories are valued at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Inventories consisted of the following:

as of December 31 (in millions)	2020	2019
Finished goods	$1,318	$485
Work-in-process	1,201	942
Raw materials	791	386
Inventories	$3,310	$1,813
Property and Equipment

as of December 31 (in millions)	2020	2019
Land	$288	$72
Buildings	2,555	1,613
Equipment	6,976	6,012
Construction in progress	1,040	491
Property and equipment, gross	10,859	8,188
Less accumulated depreciation	(5,611)	(5,226)
Property and equipment, net	$5,248	$2,962
Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful life for buildings ranges from 10 to 50 years. Buildings include leasehold improvements which are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. The estimated useful life for equipment ranges from 2 to 25 years. Equipment includes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use and is amortized over 3 to 10 years. Depreciation expense was $666 million in 2020, $464 million in 2019 and $471 million in 2018.
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

2020 Form 10-K |	56

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

57	| 2020 Form 10-K

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
Upon adoption of the standard, accounts receivable are stated at amortized cost less allowance for credit losses. The allowance for credit losses reflects the best estimate of future losses over the contractual life of outstanding accounts receivable and is determined on the basis of historical experience, specific allowances for known troubled accounts, other currently available information including customer financial condition, and both current and forecasted economic conditions. The adoption did not have a material impact on the company's consolidated financial statements. The allowance for credit losses was $262 million at December 31, 2020. There were no significant changes in credit loss risk factors that impacted the company's recorded allowance during 2020.

2020 Form 10-K |	58

Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2019-12
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard includes simplifications related to accounting for income taxes including removing certain exceptions related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for AbbVie starting with the first quarter of 2021. AbbVie has completed its assessment of the new standard and concluded that the adoption will not have a material impact on its consolidated financial statements.
Note 3 Supplemental Financial Information

Interest Expense, Net

years ended December 31 (in millions)	2020	2019	2018
Interest expense	$2,454	$1,784	$1,348
Interest income	(174)	(275)	(204)
Interest expense, net	$2,280	$1,509	$1,144
Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2020	2019
Sales rebates	$7,188	$4,484
Dividends payable	2,335	1,771
Accounts payable	2,276	1,452
Salaries, wages and commissions	1,669	830
Royalty and license arrangements	483	324
Other	6,208	2,971
Accounts payable and accrued liabilities	$20,159	$11,832
Other Long-Term Liabilities

as of December 31 (in millions)	2020	2019
Contingent consideration liabilities	$12,289	$7,201
Liabilities for unrecognized tax benefits	5,680	2,772
Income taxes payable	3,847	3,453
Pension and other post-employment benefits	3,413	2,949
Other	2,378	1,222
Other long-term liabilities	$27,607	$17,597

59	| 2020 Form 10-K

Note 4 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Years ended December 31,
(in millions, except per share data)	2020	2019	2018
Basic EPS
Net earnings attributable to AbbVie Inc.	$4,616	$7,882	$5,687
Earnings allocated to participating securities	60	40	30
Earnings available to common shareholders	$4,556	$7,842	$5,657
Weighted average basic shares of common stock outstanding	1,667	1,481	1,541
Basic earnings per share attributable to AbbVie Inc.	$2.73	$5.30	$3.67

Diluted EPS
Net earnings attributable to AbbVie Inc.	$4,616	$7,882	$5,687
Earnings allocated to participating securities	60	40	30
Earnings available to common shareholders	$4,556	$7,842	$5,657
Weighted average shares of common stock outstanding	1,667	1,481	1,541
Effect of dilutive securities	6	3	5
Weighted average diluted shares of common stock outstanding	1,673	1,484	1,546
Diluted earnings per share attributable to AbbVie Inc.	$2.72	$5.28	$3.66
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
(a)Represents cash consideration transferred of $120.30 per outstanding Allergan ordinary share based on 330 million Allergan ordinary shares outstanding at closing.

2020 Form 10-K |	60

(b)Represents the acquisition date fair value of 286 million shares of AbbVie common stock issued to Allergan shareholders based on the exchange ratio of 0.8660 AbbVie shares for each outstanding Allergan ordinary share at the May 8, 2020 closing price of $83.96 per share.
(c)Represents the pre-acquisition service portion of the fair value of 11 million AbbVie stock options and 8 million RSUs issued to Allergan equity award holders.
The acquisition of Allergan has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2020. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Subsequent to the acquisition date, the company made certain measurement period adjustments to the preliminary purchase price allocation, including: (i) an increase to developed product rights intangible assets of $9.1 billion; (ii) an increase to IPR&D intangible assets of $710 million; (iii) an increase to property and equipment of $215 million; (iv) other individually insignificant adjustments for a net increase to identifiable net assets of $73 million; and (v) a corresponding decrease to goodwill of $10.0 billion. The measurement period adjustments primarily resulted from revised future cash flow estimates for certain intangible assets and completing valuations of property and equipment. These measurement period adjustments have been reflected in the table below. The company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. These adjustments did not have a significant impact on AbbVie's results of operations. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and equivalents	$1,537
Short-term investments	1,421
Accounts receivable	2,374
Inventories	2,340
Prepaid expenses and other current assets	1,982
Investments	137
Property and equipment	2,127
Intangible assets
Developed product rights	67,330
In-process research and development	1,750
Other noncurrent assets	1,395
Short-term borrowings	(60)
Current portion of long-term debt and finance lease obligations	(1,899)
Accounts payable and accrued liabilities	(5,852)
Long-term debt and finance lease obligations	(18,937)
Deferred income taxes	(3,792)
Other long-term liabilities	(4,765)
Total identifiable net assets	47,088
Goodwill	16,996
Total assets acquired and liabilities assumed	$64,084
The fair value step-up adjustment to inventories of $1.2 billion is being amortized to cost of products sold when the inventory is sold to customers, which is expected to be within approximately one year from the acquisition date.
Intangible assets relate to $67.3 billion of developed product rights and $1.8 billion of IPR&D. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately twelve years using the estimated pattern of economic benefit. The estimated fair values of identifiable intangible assets were determined using the "income approach" which is a valuation technique that provides an estimate of the fair value of an asset based on market

61	| 2020 Form 10-K

participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product, the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, competitive trends impacting the asset and each cash flow stream, as well as other factors.
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
Following the acquisition date, the operating results of Allergan have been included in the consolidated financial statements. For the period from the acquisition date through December 31, 2020, net revenues attributable to Allergan were $10.3 billion and operating losses attributable to Allergan were $1.1 billion, inclusive of $4.0 billion of intangible asset amortization and $1.2 billion of inventory fair value step-up amortization.
Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $781 million for the year ended December 31, 2020 and $103 million for the year ended December 31, 2019 which were included in SG&A expenses in the consolidated statements of earnings.
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of AbbVie and Allergan for 2020 and 2019 as if the acquisition of Allergan had occurred on January 1, 2019:

years ended December 31 (in millions)	2020	2019
Net revenues	$50,521	$49,028
Net earnings (loss)	6,746	(38)
The unaudited pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Allergan. In order to reflect the occurrence of the acquisition on January 1, 2019 as required, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with acquisition date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of acquisition-related costs incurred during the year ended December 31, 2020 to the year ended December 31, 2019. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2019. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $1.4 billion in 2020, $1.1 billion in 2019 and $736 million in 2018. AbbVie recorded acquired IPR&D charges of $1.2 billion in 2020, $385 million in 2019 and $424 million in 2018. Significant arrangements impacting 2020, 2019 and 2018, some of which require contingent milestone payments, are summarized below.
Luminera
In October 2020, AbbVie entered into an agreement with Luminera, a privately held aesthetics company based in Israel, to acquire Luminera's full dermal filler portfolio and R&D pipeline including HArmonyCa, a dermal filler intended for facial soft tissue augmentation. The aggregate accounting purchase price of $186 million was comprised of a $122 million upfront cash payment and $64 million for the acquisition date fair value of contingent consideration liabilities, for which AbbVie may owe up to $90 million in future payments upon achievement of certain commercial milestones. HArmonyCa is currently commercially available in Israel and Brazil and AbbVie will continue to develop this product for its international and U.S. markets. The agreement was accounted for as a business combination using the acquisition method of accounting. As of the

2020 Form 10-K |	62

acquisition date, AbbVie acquired $127 million of intangible assets for in-process research and development and $33 million of intangible assets for developed product rights. Other assets and liabilities assumed were insignificant. The acquisition resulted in the recognition of $12 million of goodwill which is not deductible for tax purposes.
I-Mab Biopharma
In September 2020, AbbVie and I-Mab Biopharma (I-Mab) entered into a collaboration agreement for the development and commercialization of lemzoparlimab, an anti-CD47 monoclonal antibody internally discovered and developed by I-Mab for the treatment of multiple cancers. Both companies will collaborate to design and conduct further global clinical trials to evaluate lemzoparlimab. The collaboration provides AbbVie an exclusive global license, excluding greater China, to develop and commercialize lemzoparlimab. The companies will share manufacturing responsibilities with AbbVie being the primary manufacturer for global supply. The agreement also allows for potential collaboration on future CD47-related therapeutic agents, subject to further licenses to explore each other's related programs in their respective territories. The terms of the arrangement include an initial upfront payment of $180 million to exclusively license lemzoparlimab along with a milestone payment of $20 million based on the Phase I results, for a total of $200 million, which was recorded to IPR&D in the consolidated statements of earnings in the fourth quarter of 2020 after regulatory approval of the transaction. In addition, I-Mab will be eligible to receive up to $1.7 billion upon the achievement of certain clinical development, regulatory and commercial milestones, and AbbVie will pay tiered royalties from low-to-mid teen percentages on global net revenues outside of greater China.
Genmab A/S
In June 2020, AbbVie and Genmab A/S (Genmab) entered into a collaboration agreement to jointly develop and commercialize three of Genmab's early-stage investigational bispecific antibody therapeutics and entered into a discovery research collaboration for future differentiated antibody therapeutics for the treatment of cancer. Under the terms of the agreement, Genmab granted to AbbVie an exclusive license to its epcoritamab (DuoBody-CD3xCD20), DuoHexaBody-CD37 and DuoBody-CD3x5T4 programs. For epcoritamab, the companies will share commercial responsibilities in the U.S. and Japan, with AbbVie responsible for further global commercialization. Genmab will record net revenues in the U.S. and Japan, and the parties will share equally in pre-tax profits from these sales. Genmab will receive tiered royalties on remaining global sales. For the discovery research partnership, Genmab will conduct Phase 1 studies for these programs and AbbVie retains the right to opt-in to program development. During 2020, AbbVie made an upfront payment of $750 million, which was recorded to IPR&D in the consolidated statements of earnings. AbbVie could make additional payments of up to $3.2 billion upon the achievement of certain development, regulatory and commercial milestones for all programs.
Reata Pharmaceuticals, Inc.
In October 2019, AbbVie and Reata Pharmaceuticals, Inc. (Reata) entered into an amended and restated license agreement. Under the terms of the agreement, Reata reacquired exclusive development, manufacturing and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie for territories outside of the United States with respect to bardoxolone methyl and worldwide with respect to omaveloxolone and other next-generation Nrf2 activators. As consideration for the rights reacquired by Reata, AbbVie received a total of $250 million as of December 31, 2020 and will receive $80 million in cash in 2021. Total consideration of $330 million was recognized in other operating (income) expense in the consolidated statements of earnings in 2019. In addition, AbbVie will receive low single-digit, tiered royalties from worldwide sales of omaveloxolone and certain next-generation Nrf2 activators.
Calico Life Sciences LLC
In June 2018, AbbVie and Calico Life Sciences LLC (Calico) entered into an extension of a collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. Under the terms of the agreement, AbbVie and Calico will each contribute an additional $500 million to the collaboration and the term is extended for an additional three years. Calico will be responsible for research and early development until 2022 and will advance collaboration projects through Phase 2a through 2027. Following completion of Phase 2a, AbbVie will have the option to exclusively license collaboration compounds. AbbVie will support Calico in its early research and development efforts and, upon exercise, would be responsible for late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both parties post option exercise. During 2018, AbbVie recorded $500 million in other operating (income) expense in the consolidated statements of earnings related to its commitments under the agreement.
Other Arrangements
In addition to the significant arrangements described above, AbbVie entered into several other arrangements resulting in charges to IPR&D of $248 million in 2020, $385 million in 2019 and $424 million in 2018. In connection with the other

63	| 2020 Form 10-K

individually insignificant early-stage arrangements entered into in 2020, AbbVie could make additional payments of up to $5.1 billion upon the achievement of certain development, regulatory and commercial milestones.
Note 6 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting 2020, 2019 and 2018.
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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

years ended December 31 (in millions)	2020	2019	2018
United States - Janssen's share of profits (included in cost of products sold)	$2,012	$1,803	$1,372
International - AbbVie's share of profits (included in net revenues)	1,009	844	622
Global - AbbVie's share of other costs (included in respective line items)	295	321	326
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $283 million at December 31, 2020 and $235 million at December 31, 2019. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $562 million at December 31, 2020 and $455 million at December 31, 2019.
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

2020 Form 10-K |	64

expenses and global development costs as part of R&D expenses, net of Genentech’s share. Royalties paid for Venclexta revenues outside the United States are also included in AbbVie’s cost of products sold.
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

years ended December 31 (in millions)	2020	2019	2018
Genentech's share of profits, including royalties (included in cost of products sold)	$533	$320	$141
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	46	41	27
AbbVie's share of development costs (included in R&D)	129	128	160
Note 7 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2018	$15,663
Foreign currency translation adjustments	(59)
Balance as of December 31, 2019	15,604
Additions(a)	17,008
Foreign currency translation adjustments	512
Balance as of December 31, 2020	$33,124
(a)Goodwill additions related to the acquisition of Allergan in the second quarter of 2020 and the acquisition of Luminera in the fourth quarter of 2020 (see Note 5).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of December 31, 2020, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	2020			2019
as of December 31 (in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$87,707	$(11,620)	$76,087	$19,547	$(6,405)	$13,142
License agreements	7,828	(2,916)	4,912	7,798	(2,291)	5,507
Total definite-lived intangible assets	95,535	(14,536)	80,999	27,345	(8,696)	18,649
Indefinite-lived research and development	1,877	—	1,877	—	—	—
Total intangible assets, net	$97,412	$(14,536)	$82,876	$27,345	$(8,696)	$18,649
Definite-Lived Intangible Assets
The increase in definite-lived intangible assets during 2020 was primarily due to the acquisition of Allergan in the second quarter of 2020. The intangible assets will be amortized using the estimated pattern of economic benefit. Refer to Note 5 for additional information regarding this acquisition.

65	| 2020 Form 10-K

Definite-lived intangible assets are amortized over their estimated useful lives, which range between 1 to 16 years with an average of 12 years for developed product rights and 11 years for license agreements. Amortization expense was $5.8 billion in 2020, $1.6 billion in 2019 and $1.3 billion in 2018 and was included in cost of products sold in the consolidated statements of earnings. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2020 is as follows:

(in billions)	2021	2022	2023	2024	2025
Anticipated annual amortization expense	$7.7	$7.2	$7.5	$8.0	$8.4
No definite-lived intangible asset impairment charges were recorded in 2020, 2019 or 2018.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The increase in indefinite-lived research and development assets during 2020 was due to the acquisition of Allergan in the second quarter of 2020 and the acquisition of Luminera in the fourth quarter of 2020. Refer to Note 5 for additional information regarding these acquisitions.
The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist. No indefinite-lived intangible asset impairment charges were recorded in 2020. In 2019, following the announcement of the decision to terminate the rovalpituzumab tesirine (Rova-T) R&D program, the company recorded an impairment charge of $1.0 billion which represented the remaining value of the IPR&D acquired as part of the 2016 Stemcentrx acquisition. This termination was subsequent to the decision to stop enrollment for the TAHOE trial, which resulted in an impairment charge of $5.1 billion in 2018. These impairment charges were recorded to R&D expense in the consolidated statements of earnings in 2019 and 2018.
Note 8 Integration and Restructuring Plans

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
The following table summarizes the charges associated with the Allergan acquisition integration plan:

	2020
year ended December 31 (in millions)	Severance and employee benefits	Other integration
Cost of products sold	$109	$21
Research and development	199	177
Selling, general and administrative	388	237
Total charges	$696	$435
The following table summarizes the cash activity in the recorded liability associated with the integration plan:

	2020
year ended December 31 (in millions)	Severance and employee benefits	Other integration
Charges	$594	$435
Payments and other adjustments	(227)	(415)
Accrued balance as of December 31, 2020	$367	$20

2020 Form 10-K |	66

Other Restructuring
AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. In 2020, 2019 and 2018, no such plans were individually significant. Restructuring charges recorded were $60 million in 2020, $234 million in 2019 and $70 million in 2018 and were primarily related to employee severance and contractual obligations. These charges were recorded in cost of products sold, R&D expense and SG&A expenses in the consolidated statements of earnings based on the classification of the affected employees or operations.
The following table summarizes the cash activity in the restructuring reserve for 2020, 2019 and 2018:

(in millions)
Accrued balance as of December 31, 2017	$86
2018 restructuring charges	59
Payments and other adjustments	(46)
Accrued balance as of December 31, 2018	99
2019 restructuring charges	219
Payments and other adjustments	(178)
Accrued balance as of December 31, 2019	140
2020 restructuring charges	58
Payments and other adjustments	(108)
Accrued balance as of December 31, 2020	$90

Note 9 Leases

AbbVie's lease portfolio primarily consists of real estate properties, vehicles and equipment. The following table summarizes the amounts and location of operating and finance leases on the consolidated balance sheets:

as of December 31 (in millions)	Balance sheet caption	2020	2019
Assets
Operating	Other assets	$895	$344
Finance	Property and equipment, net	27	23
Total lease assets		$922	$367
Liabilities
Operating
Current	Accounts payable and accrued liabilities	$175	$109
Noncurrent	Other long-term liabilities	832	251
Finance
Current	Current portion of long-term debt and finance lease obligations	8	7
Noncurrent	Long-term debt and finance lease obligations	21	20
Total lease liabilities		$1,036	$387

67	| 2020 Form 10-K

The following table summarizes the lease costs recognized in the consolidated statements of earnings:

years ended December 31 (in millions)	2020	2019
Operating lease cost	$192	$124
Short-term lease cost	59	34
Variable lease cost	60	62
Total lease cost	$311	$220
Sublease income and finance lease costs were insignificant in 2020 and 2019. Lease expense prior to the adoption of ASU No. 2016-02 was $161 million in 2018.
The following table presents the weighted-average remaining lease term and weighted-average discount rate for operating and finance leases:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating	8	5
Finance	3	3
Weighted-average discount rate
Operating	2.5%	3.9%
Finance	1.4%	3.9%
The following table presents supplementary cash flow information regarding the company's leases:

years ended December 31 (in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$185	$125
Right-of-use assets obtained in exchange for new operating lease liabilities	692	26
Finance lease cash flows were insignificant in 2020 and 2019. Right-of-use assets obtained in exchange for new operating lease liabilities included $453 million of right-of-use assets acquired in the Allergan acquisition.
The following table summarizes the future maturities of AbbVie's operating and finance lease liabilities as of December 31, 2020:

(in millions)	Operating leases	Finance leases	Total (a)
2021	$202	$27	$229
2022	178	3	181
2023	140	2	142
2024	111	1	112
2025	96	—	96
Thereafter	394	—	394
Total lease payments	1,121	33	1,154
Less: Interest	114	4	118
Present value of lease liabilities	$1,007	$29	$1,036
(a)Lease payments recognized as part of lease liabilities for optional renewal periods are insignificant.

2020 Form 10-K |	68

Note 10 Debt, Credit Facilities and Commitments and Contingencies

The following table summarizes long-term debt:

as of December 31 (dollars in millions)	Effective interest rate in 2020(a)	2020	Effective interest rate in 2019(a)	2019
Senior notes issued in 2012
2.90% notes due 2022	2.97%	$3,100	2.97%	$3,100
4.40% notes due 2042	4.46%	2,600	4.46%	2,600
Senior notes issued in 2015
2.50% notes due 2020	2.65%	—	2.65%	3,750
3.20% notes due 2022	3.28%	1,000	3.28%	1,000
3.60% notes due 2025	3.66%	3,750	3.66%	3,750
4.50% notes due 2035	4.58%	2,500	4.58%	2,500
4.70% notes due 2045	4.73%	2,700	4.73%	2,700
Senior notes issued in 2016
2.30% notes due 2021	2.40%	1,800	2.40%	1,800
2.85% notes due 2023	2.91%	1,000	2.91%	1,000
3.20% notes due 2026	3.28%	2,000	3.28%	2,000
4.30% notes due 2036	4.37%	1,000	4.37%	1,000
4.45% notes due 2046	4.50%	2,000	4.50%	2,000
Senior Euro notes issued in 2016
1.375% notes due 2024 (€1,450 principal)	1.46%	1,783	1.46%	1,625
2.125% notes due 2028 (€750 principal)	2.18%	922	2.18%	840
Senior notes issued in 2018
3.375% notes due 2021	3.51%	1,250	3.51%	1,250
3.75% notes due 2023	3.84%	1,250	3.84%	1,250
4.25% notes due 2028	4.38%	1,750	4.38%	1,750
4.875% notes due 2048	4.94%	1,750	4.94%	1,750
Senior Euro notes issued in 2019
0.75% notes due 2027 (€750 principal)	0.86%	922	0.86%	840
1.25% notes due 2031 (€650 principal)	1.30%	799	1.30%	728
Senior notes issued in 2019
Floating rate notes due May 2021	1.33%	750	2.08%	750
Floating rate notes due November 2021	1.42%	750	2.12%	750
Floating rate notes due 2022	1.62%	750	2.29%	750
2.15% notes due 2021	2.23%	1,750	2.23%	1,750
2.30% notes due 2022	2.42%	3,000	2.42%	3,000
2.60% notes due 2024	2.69%	3,750	2.69%	3,750
2.95% notes due 2026	3.02%	4,000	3.02%	4,000
3.20% notes due 2029	3.25%	5,500	3.25%	5,500
4.05% notes due 2039	4.11%	4,000	4.11%	4,000
4.25% notes due 2049	4.29%	5,750	4.29%	5,750
Term loan facilities
Floating rate notes due 2023	1.29%	1,000	—%	—
Floating rate notes due 2025	1.42%	2,000	—%	—
Senior notes acquired in 2020
5.000% notes due 2021	1.59%	1,200	—%	—
3.450% notes due 2022	1.89%	2,878	—%	—
3.250% notes due 2022	1.85%	1,700	—%	—
2.800% notes due 2023	2.08%	350	—%	—
3.850% notes due 2024	1.98%	1,032	—%	—
3.800% notes due 2025	2.00%	3,021	—%	—
4.550% notes due 2035	3.43%	1,789	—%	—
4.625% notes due 2042	3.93%	457	—%	—
4.850% notes due 2044	4.02%	1,074	—%	—
4.750% notes due 2045	4.13%	881	—%	—

69	| 2020 Form 10-K

as of December 31 (dollars in millions)	Effective interest rate in 2020(a)	2020	Effective interest rate in 2019(a)	2019
Senior Euro notes acquired in 2020
0.500% notes due 2021 (€750 principal)	0.68%	922	—%	—
1.500% notes due 2023 (€500 principal)	0.48%	615	—%	—
1.250% notes due 2024 (€700 principal)	0.64%	861	—%	—
2.625% notes due 2028 (€500 principal)	1.18%	615	—%	—
2.125% notes due 2029 (€550 principal)	1.18%	677	—%	—
Other		29		27
Fair value hedges		278		(48)
Unamortized bond discounts		(146)		(161)
Unamortized deferred financing costs		(287)		(323)
Unamortized bond premiums (b)		1,200		—
Total long-term debt and finance lease obligations		86,022		66,728
Current portion		8,468		3,753
Noncurrent portion		$77,554		$62,975
(a)Excludes the effect of any related interest rate swaps.
(b)Represents unamortized purchase price adjustments of Allergan debt.
Allergan-Related Financing
In connection with the acquisition of Allergan, in May 2020, the company borrowed $3.0 billion under a $6.0 billion term loan credit agreement, of which $1.0 billion was outstanding under a floating rate three-year term loan tranche and $2.0 billion outstanding under a floating rate five-year term loan tranche as of December 31, 2020. Subsequent to these borrowings, AbbVie terminated the unused commitments of the lenders under the term loan.
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
In November 2020, the company repaid €700 million aggregate principal amount of floating rate Allergan exchange notes at maturity and $450 million aggregate principal amount of 4.875% Allergan exchange notes due February 2021 three months prior to maturity.
In November 2019, the company issued $30.0 billion aggregate principal amount of unsecured senior notes. These senior notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the fixed-rate senior notes prior to maturity at a redemption price equal to the greater of the principal amount or the sum of present values of the remaining scheduled payments of principal and interest on the fixed-rate senior notes to be redeemed plus a make-whole premium. With exception of the fixed-rate notes due 2021 and 2022, AbbVie may also redeem the fixed-rate senior notes at par between one and six months prior to maturity. In connection with the offering, debt issuance costs incurred totaled $173 million and debt discounts totaled $52 million, which are being amortized over the respective terms of the notes to interest expense, net in the consolidated statements of earnings. AbbVie used the net proceeds to fund a portion of the aggregate cash consideration due to Allergan shareholders in connection with the acquisition described in Note 5 and to pay related fees and expenses.
Other Long-Term Debt
In May 2020, the company repaid $3.8 billion aggregate principal amount of 2.50% senior notes at maturity.
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

2020 Form 10-K |	70

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
AbbVie has outstanding $7.8 billion aggregate principal amount of unsecured senior notes which were issued in 2016 and $10.0 billion aggregate principal amount of unsecured senior notes which were issued in 2015. AbbVie may redeem the senior notes, at any time, prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium and AbbVie may redeem the senior notes at par between one and six months prior to maturity.
AbbVie has outstanding $5.7 billion aggregate principal amount of unsecured senior notes which were issued in 2012. AbbVie may redeem all of the senior notes of each series, at any time, or some of the senior notes of each series, from time to time, at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium.
At December 31, 2020, the company was in compliance with its senior note covenants and term loan covenants.
Short-Term Borrowings
There were no commercial paper borrowings outstanding as of December 31, 2020 and December 31, 2019. The weighted-average interest rate on commercial paper borrowings was 1.8% in 2020, 2.5% in 2019 and 2.0% in 2018.
In August 2019, AbbVie entered into an amended and restated $4.0 billion five-year revolving credit facility that matures in August 2024. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants, all of which the company was in compliance with as of December 31, 2020. Commitment fees under AbbVie's revolving credit facilities were insignificant in 2020, 2019 and 2018. No amounts were outstanding under the company's credit facilities as of December 31, 2020 and December 31, 2019.
In March 2019, AbbVie repaid a $3.0 billion 364-day term loan credit agreement that was drawn on in June 2018 and was scheduled to mature in June 2019.

71	| 2020 Form 10-K

Maturities of Long-Term Debt
The following table summarizes AbbVie's debt maturities as of December 31, 2020:

as of and for the years ending December 31 (in millions)
2021	$8,422
2022	12,428
2023	4,215
2024	7,426
2025	8,771
Thereafter	43,686
Total obligations and commitments	84,948
Fair value hedges, unamortized bond premiums and discounts, deferred financing costs and finance lease obligations	1,074
Total long-term debt and finance lease obligations	$86,022
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
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.5 billion at December 31, 2020 and $1.0 billion at December 31, 2019, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of December 31, 2020 will be reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
In the third quarter of 2019, the company entered into treasury rate lock agreements with notional amounts totaling $10.0 billion to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the issuance of long-term debt in connection with the proposed acquisition of Allergan. The treasury rate lock agreements were designated as cash flow hedges and recorded at fair value. The agreements were net settled upon issuance of the senior notes in November 2019 resulting in a gain of $383 million recognized in other comprehensive income (loss). This gain is reclassified to interest expense, net over the lives of the related debt.
In the fourth quarter of 2019, the company entered into interest rate swap contracts with notional amounts totaling $2.3 billion at December 31, 2020 and December 31, 2019. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. The contracts were designated as cash flow hedges

2020 Form 10-K |	72

and are recorded at fair value. Realized and unrealized gains or losses are included in AOCI and are reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $8.6 billion at December 31, 2020 and $7.1 billion at December 31, 2019.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €6.6 billion at December 31, 2020 and €3.6 billion at December 31, 2019. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €971 million at December 31, 2020 and €971 million, £204 million, and CHF62 million at December 31, 2019. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
AbbVie is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $4.8 billion at December 31, 2020 and $10.8 billion at December 31, 2019. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie's derivative instruments on the consolidated balance sheets:

	Fair value - Derivatives in asset position			Fair value - Derivatives in liability position
as of December 31 (in millions)	Balance sheet caption	2020	2019	Balance sheet caption	2020	2019
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$2	$3	Accounts payable and accrued liabilities	$82	$14
Designated as cash flow hedges	Other assets	—	—	Other long-term liabilities	6	—
Designated as net investment hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	11	24
Not designated as hedges	Prepaid expenses and other	49	19	Accounts payable and accrued liabilities	33	18
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	14	—
Designated as cash flow hedges	Other assets	—	3	Other long-term liabilities	20	—
Designated as fair value hedges	Prepaid expenses and other	7	—	Accounts payable and accrued liabilities	—	2
Designated as fair value hedges	Other assets	131	28	Other long-term liabilities	—	74
Total derivatives		$189	$53		$166	$132
While certain derivatives are subject to netting arrangements with the company's counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheets.

73	| 2020 Form 10-K

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

years ended in December 31 (in millions)	2020	2019	2018
Foreign currency forward exchange contracts
Designated as cash flow hedges	$(71)	$(5)	$175
Designated as net investment hedges	(95)	33	—
Interest rate swap contracts designated as cash flow hedges	(53)	4	—
Treasury rate lock agreements designated as cash flow hedges	—	383	—
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax losses of $93 million into cost of products sold for foreign currency cash flow hedges, pre-tax losses of $24 million into interest expense, net for interest rate swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax losses of $907 million in 2020, pre-tax gains of $90 million in 2019 and pre-tax gains of $178 million in 2018.
The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 13 for the amount of net gains (losses) reclassified out of AOCI.

years ended December 31 (in millions)	Statement of earnings caption	2020	2019	2018
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$23	$167	$(161)
Designated as net investment hedges	Interest expense, net	18	27	—
Not designated as hedges	Net foreign exchange loss	58	(70)	83
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	24	3	—
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	(17)	1	—
Designated as fair value hedges	Interest expense, net	365	418	(71)
Debt designated as hedged item in fair value hedges	Interest expense, net	(365)	(418)	71
Fair Value Measures
The fair value hierarchy consists of the following three levels:
•Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;
•Level 2—Valuations based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations in which all significant inputs are observable in the market; and
•Level 3—Valuations using significant inputs that are unobservable in the market and include the use of judgment by the company's management about the assumptions market participants would use in pricing the asset or liability.

2020 Form 10-K |	74

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2020:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$8,449	$2,758	$5,691	$—
Money market funds and time deposits	12	—	12	—
Debt securities	50	—	50	—
Equity securities	159	149	10	—
Interest rate swap contracts	138	—	138	—
Foreign currency contracts	51	—	51	—
Total assets	$8,859	$2,907	$5,952	$—
Liabilities
Interest rate swap contracts	$34	$—	$34	$—
Foreign currency contracts	132	—	132	—
Contingent consideration	12,997	—	—	12,997
Total liabilities	$13,163	$—	$166	$12,997
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

75	| 2020 Form 10-K

and estimated future sales. Significant judgment is employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period.
The fair value of the company's contingent consideration liabilities as of December 31, 2020 was calculated using the following significant unobservable inputs:

	Range	Weighted Average(a)
Discount rate	0.1% - 2.2%	1.1%
Probability of payment for unachieved milestones	56% - 92%	64%
Probability of payment for royalties by indication(b)	56% - 100%	91%
Projected year of payments	2021 - 2034	2027
(a)Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b)Excludes early stage indications with 0% estimated probability of payment and includes approved indications with 100% probability of payment. Excluding approved indications, the estimated probability of payment ranged from 56% to 89% at December 31, 2020.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

years ended December 31 (in millions)	2020	2019	2018
Beginning balance	$7,340	$4,483	$4,534
Additions(a)	225	—	—
Change in fair value recognized in net earnings	5,753	3,091	49
Payments	(321)	(234)	(100)
Ending balance	$12,997	$7,340	$4,483
(a)Additions during the year ended December 31, 2020 represent contingent consideration liabilities assumed in the Allergan acquisition as well as contingent consideration resulting from the Luminera acquisition.
The change in fair value recognized in net earnings is recorded in other expense, net in the consolidated statements of earnings. During the fourth quarter of 2020, the company recorded a $4.7 billion increase in the Skyrizi contingent consideration liability due to higher estimated future sales driven by stronger market share uptake and favorable clinical trial results as well as lower interest rates. During the second quarter of 2019, the company recorded a $2.3 billion increase in the Skyrizi contingent consideration liability due to higher probabilities of success, higher estimated future sales and declining interest rates. The higher probabilities of success resulted from the April 2019 regulatory approvals of Skyrizi for the treatment of moderate to severe plaque psoriasis. During the third quarter of 2019, the company recorded a $91 million decrease in the Stemcentrx contingent consideration liability due to the termination of the Rova-T R&D program. During the fourth quarter of 2018, the company recorded a $428 million decrease in the Stemcentrx contingent consideration liability due to a reduction in probabilities of success of achieving regulatory approval.

2020 Form 10-K |	76

Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2020 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair values	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$34	$34	$—	$34	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	8,461	8,542	8,249	293	—
Long-term debt and finance lease obligations, excluding fair value hedges	77,283	87,761	86,137	1,624	—
Total liabilities	$85,778	$96,337	$94,386	$1,951	$—
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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $102 million as of December 31, 2020 and $66 million as of December 31, 2019. No significant cumulative upward or downward adjustments have been recorded for these investments as of December 31, 2020.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 72% as of December 31, 2020 and 68% as of December 31, 2019, and substantially all of AbbVie's net revenues in the United States were to these three wholesalers.
Humira (adalimumab) is AbbVie's single largest product and accounted for approximately 43% of AbbVie's total net revenues in 2020, 58% in 2019 and 61% in 2018.

77	| 2020 Form 10-K

Note 12 Post-Employment Benefits

AbbVie sponsors various pension and other post-employment benefit plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. In addition, AbbVie provides medical benefits, primarily to eligible retirees in the United States and Puerto Rico, through other post-retirement benefit plans. Net obligations for these plans have been reflected on the consolidated balance sheets as of December 31, 2020 and 2019.
The following table summarizes benefit plan information for the global AbbVie-sponsored defined benefit and other post-employment plans:

	Defined benefit plans		Other post-employment plans
as of and for the years ended December 31 (in millions)	2020	2019	2020	2019
Projected benefit obligations
Beginning of period	$8,646	$6,618	$1,050	$561
Service cost	370	269	42	25
Interest cost	264	259	34	29
Employee contributions	2	2	—	—
Amendments	—	—	(397)	—
Actuarial loss	1,105	1,703	40	451
Benefits paid	(249)	(206)	(17)	(17)
Acquisition	1,409	—	43	—
Other, primarily foreign currency translation adjustments	245	1	—	1
End of period	11,792	8,646	795	1,050
Fair value of plan assets
Beginning of period	7,116	5,637	—	—
Actual return on plan assets	979	946	—	—
Company contributions	367	727	17	17
Employee contributions	2	2	—	—
Benefits paid	(249)	(206)	(17)	(17)
Acquisition	1,296	—	—	—
Other, primarily foreign currency translation adjustments	191	10	—	—
End of period	9,702	7,116	—	—
Funded status, end of period	$(2,090)	$(1,530)	$(795)	$(1,050)

Amounts recognized on the consolidated balance sheets
Other assets	$563	$395	$—	$—
Accounts payable and accrued liabilities	(12)	(8)	(23)	(18)
Other long-term liabilities	(2,641)	(1,917)	(772)	(1,032)
Net obligation	$(2,090)	$(1,530)	$(795)	$(1,050)
Actuarial loss, net	$4,163	$3,633	$482	$469
Prior service cost (credit)	8	10	(408)	(16)
Accumulated other comprehensive loss	$4,171	$3,643	$74	$453
The projected benefit obligations (PBO) in the table above included $3.5 billion at December 31, 2020 and $2.3 billion at December 31, 2019, related to international defined benefit plans.
For plans reflected in the table above, the accumulated benefit obligations (ABO) were $10.5 billion at December 31, 2020 and $7.6 billion at December 31, 2019.

2020 Form 10-K |	78

Information For Pension Plans With An Accumulated Benefit Obligation In Excess Of Plan Assets

as of December 31 (in millions)	2020	2019
Accumulated benefit obligation	$7,527	$5,752
Fair value of plan assets	6,066	4,820
Information For Pension Plans With A Projected Benefit Obligation In Excess Of Plan Assets

as of December 31 (in millions)	2020	2019
Projected benefit obligation	$8,719	$6,820
Fair value of plan assets	6,066	4,895
The 2020 actuarial losses of $1.1 billion for qualified pension plans and $40 million for other post-employment plans were primarily driven by a decrease in the assumed discount rate from 2019. The 2019 actuarial losses of $1.7 billion for qualified pension plans and $451 million for other post-employment plans were primarily driven by a decrease in the assumed discount rate from 2018.
A change to AbbVie's U.S. retiree health benefit plan was approved in 2020 and communicated to employees and retirees in October 2020. Beginning in 2022, Medicare-eligible retirees and Medicare-eligible dependents will choose health care coverage from insurance providers through a private Medicare exchange. AbbVie will continue to provide financial support to Medicare-eligible retirees. This change decreased AbbVie's post-employment benefit obligation and increased AbbVie's unrecognized prior service credit as of December 31, 2020 by $397 million.
In connection with the Allergan acquisition, AbbVie assumed certain post-employment benefit obligations which were recorded at fair value. Upon acquisition in the second quarter of 2020, the excess of projected benefit obligations over the plan assets was recognized as a liability totaling $156 million.
Amounts Recognized in Other Comprehensive Income (Loss)
The following table summarizes the pre-tax losses (gains) included in other comprehensive income (loss):

years ended December 31 (in millions)	2020	2019	2018
Defined benefit plans
Actuarial loss	$701	$1,231	$209
Amortization of prior service cost	(2)	—	—
Amortization of actuarial loss	(227)	(109)	(140)
Foreign exchange loss (gain) and other	56	(6)	(13)
Total loss	$528	$1,116	$56
Other post-employment plans
Actuarial loss (gain)	$40	$451	$(287)
Prior service cost (credit)	(397)	—	—
Amortization of prior service credit	4	—	—
Amortization of actuarial loss	(26)	(1)	(1)
Total loss (gain)	$(379)	$450	$(288)

79	| 2020 Form 10-K

Net Periodic Benefit Cost

years ended December 31 (in millions)	2020	2019	2018
Defined benefit plans
Service cost	$370	$269	$285
Interest cost	264	259	227
Expected return on plan assets	(575)	(474)	(439)
Amortization of prior service cost	2	—	—
Amortization of actuarial loss	227	109	140
Net periodic benefit cost	$288	$163	$213
Other post-employment plans
Service cost	$42	$25	$26
Interest cost	34	29	25
Amortization of prior service credit	(4)	—	—
Amortization of actuarial loss	26	1	1
Net periodic benefit cost	$98	$55	$52
The components of net periodic benefit cost other than service cost are included in other expense, net in the consolidated statements of earnings.
Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

as of December 31	2020	2019
Defined benefit plans
Discount rate	2.4%	3.0%
Rate of compensation increases	4.6%	4.6%
Cash balance interest crediting rate	2.8%	2.8%
Other post-employment plans
Discount rate	2.8%	3.6%
The assumptions used in calculating the December 31, 2020 measurement date benefit obligations will be used in the calculation of net periodic benefit cost in 2021.
Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

years ended December 31	2020	2019	2018
Defined benefit plans
Discount rate for determining service cost	3.1%	4.0%	3.4%
Discount rate for determining interest cost	3.0%	4.0%	3.1%
Expected long-term rate of return on plan assets	7.1%	7.6%	7.7%
Expected rate of change in compensation	4.6%	4.6%	4.4%
Cash balance interest crediting rate	2.8%	2.8%	2.8%
Other post-employment plans
Discount rate for determining service cost	3.7%	4.7%	4.0%
Discount rate for determining interest cost	3.2%	4.3%	3.7%
For the December 31, 2020 post-retirement health care obligations remeasurement, the company assumed a 6.3% pre-65 (6.7% post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% in 2090 and remain at that level thereafter. For purposes of measuring the 2020 post-retirement health care costs, the company assumed a 6.4% pre-65 (7.0% post-65) annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% for 2050 and remain at that level thereafter.

2020 Form 10-K |	80

Defined Benefit Pension Plan Assets

		Basis of fair value measurement
as of December 31 (in millions)	2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$1,143	$1,143	$—	$—
U.S. mid cap(b)	164	164	—	—
International(c)	524	524	—	—
Fixed income securities
U.S. government securities(d)	132	18	114	—
Corporate debt instruments(d)	854	178	676	—
Non-U.S. government securities(d)	544	397	147	—
Other(d)	297	294	3	—
Absolute return funds(e)	310	4	306	—
Real assets	10	10	—	—
Other(f)	252	250	2	—
Total	$4,230	$2,982	$1,248	$—
Total assets measured at NAV	5,472
Fair value of plan assets	$9,702

		Basis of fair value measurement
as of December 31 (in millions)	2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$884	$884	$—	$—
U.S. mid cap(b)	138	138	—	—
International(c)	349	349	—	—
Fixed income securities
U.S. government securities(d)	149	21	128	—
Corporate debt instruments(d)	372	112	260	—
Non-U.S. government securities(d)	202	84	118	—
Other(d)	320	318	2	—
Absolute return funds(e)	296	4	292	—
Real assets	9	9	—	—
Other(f)	132	132	—	—
Total	$2,851	$2,051	$800	$—
Total assets measured at NAV	4,265
Fair value of plan assets	$7,116
(a)A mix of index funds and actively managed equity accounts that are benchmarked to various large cap indices.
(b)A mix of index funds and actively managed equity accounts that are benchmarked to various mid cap indices.
(c)A mix of index funds and actively managed equity accounts that are benchmarked to various non-U.S. equity indices in both developed and emerging markets.
(d)Securities held by actively managed accounts, index funds and mutual funds.

81	| 2020 Form 10-K

(e)Primarily funds having global mandates with the flexibility to allocate capital broadly across a wide range of asset classes and strategies, including but not limited to equities, fixed income, commodities, financial futures, currencies and other securities, with objectives to outperform agreed upon benchmarks of specific return and volatility targets.
(f)Investments in cash and cash equivalents.
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
The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities and lower return, less volatile fixed income securities. Investment allocations are established for each plan and are generally made across a range of markets, industry sectors, capitalization sizes and in the case of fixed income securities, maturities and credit quality. The 2020 target investment allocation for the AbbVie Pension Plan was 50% in equity securities, 20% in fixed income securities and 30% in asset allocation strategies and other holdings. There are no known significant concentrations of risk in the plan assets of the AbbVie Pension Plan or of any other plans.
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
Expected Benefit Payments
The following table summarizes total benefit payments expected to be paid to plan participants including payments funded from both plan and company assets:

years ending December 31 (in millions)	Defined benefit plans	Other post-employment plans
2021	$284	$23
2022	301	29
2023	319	31
2024	339	33
2025	362	36
2026 to 2030	2,169	217
Defined Contribution Plan
AbbVie's principal defined contribution plans are the AbbVie Savings Plan and the Allergan Savings Plan. AbbVie recorded expense of $191 million in 2020, $102 million in 2019 and $89 million in 2018 related to these plans. AbbVie provides certain other post-employment benefits, primarily salary continuation arrangements, to qualifying employees and accrues for the related cost over the service lives of the employees.
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

2020 Form 10-K |	82

stock-based awards is amortized over the service period, which could be shorter than the vesting period if an employee is retirement eligible. Retirement eligible employees generally are those who are age 55 or older and have at least 10 years of service.
Stock-based compensation expense is principally related to awards issued pursuant to the 2013 ISP and is summarized as follows:

years ended December 31 (in millions)	2020	2019	2018
Cost of products sold	$47	$29	$27
Research and development	247	171	169
Selling, general and administrative	459	230	225
Pre-tax compensation expense	753	430	421
Tax benefit	131	80	73
After-tax compensation expense	$622	$350	$348
Realized excess tax benefits associated with stock-based compensation totaled $34 million in 2020, $15 million in 2019 and $78 million in 2018.
Stock Options
Stock options awarded to employees typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period. The exercise price is equal to at least 100% of the market value on the date of grant. The fair value is determined using the Black-Scholes model. The weighted-average grant-date fair values of stock options granted were $12.14 in 2020, $12.54 in 2019 and $21.63 in 2018.
In connection with the Allergan acquisition, during the second quarter of 2020, AbbVie issued 11.2 million stock options to holders of Allergan options as a result of the conversion of such options. These options were fair-valued using a lattice valuation model. Refer to Note 5 for additional information regarding the Allergan acquisition.
The following table summarizes AbbVie stock option activity in 2020:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2019	6,761	$60.39	5.9	$207
Granted	1,995	93.50
Granted in acquisition	11,152	70.48
Exercised	(4,129)	51.29
Lapsed	(88)	107.33
Outstanding at December 31, 2020	15,691	$73.90	4.7	$559
Exercisable at December 31, 2020	12,440	$69.99	3.6	$498
The total intrinsic value of options exercised was $186 million in 2020, $22 million in 2019 and $215 million in 2018. The total fair value of options vested during 2020 was $292 million. As of December 31, 2020, $13 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
RSUs awarded to employees other than senior executives and other key employees generally vest in ratable increments over a three or four-year period. Recipients of these RSUs are entitled to receive dividend equivalents as dividends are declared and paid during the RSU vesting period.
The majority of the equity awards AbbVie grants to its senior executives and other key employees are performance-based. Equity awards granted to senior executives and other key employees consist of a combination of performance-vested RSUs and performance shares as well as non-qualified stock options described above. The performance-vested RSUs have the potential to vest in one-third increments during a three-year performance period. For awards granted in 2020, performance is based on AbbVie's return on invested capital (ROIC) relative to a defined peer group of pharmaceutical, biotech and life science companies. For awards granted in 2018 and 2019, the tranches tied to 2020 performance are based on AbbVie’s return on equity (ROE) relative to a defined peer group of pharmaceutical, biotech and life sciences companies. The recipient may receive one share of AbbVie common stock for each vested award. The performance shares have the potential to vest

83	| 2020 Form 10-K

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

The following table summarizes AbbVie RSU and performance share activity for 2020:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2019	10,232	$81.72
Granted	5,524	92.35
Granted in acquisition	8,234	83.96
Vested	(6,667)	80.09
Forfeited	(1,405)	84.13
Outstanding at December 31, 2020	15,918	$87.03
The fair market value of RSUs and performance shares (as applicable) vested was $618 million in 2020, $371 million in 2019 and $583 million in 2018.
In connection with the Allergan acquisition, during the second quarter of 2020, AbbVie issued 8.2 million RSUs to holders of Allergan equity awards based on a conversion factor described in the transaction agreement. Refer to Note 5 for additional information regarding the Allergan acquisition.
As of December 31, 2020, $579 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
Cash dividends declared per common share totaled $4.84 in 2020, $4.39 in 2019 and $3.95 in 2018. The following table summarizes quarterly cash dividends declared during 2020, 2019 and 2018:

2020			2019			2018
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/30/20	02/16/21	$1.30	11/01/19	02/14/20	$1.18	11/02/18	02/15/19	$1.07
09/11/20	11/16/20	$1.18	09/06/19	11/15/19	$1.07	09/07/18	11/15/18	$0.96
06/17/20	08/14/20	$1.18	06/20/19	08/15/19	$1.07	06/14/18	08/15/18	$0.96
02/20/20	05/15/20	$1.18	02/21/19	05/15/19	$1.07	02/15/18	05/15/18	$0.96
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
AbbVie repurchased 8 million shares for $757 million in 2020 and 4 million shares for $300 million in 2019. AbbVie's remaining stock repurchase authorization was $3.2 billion as of December 31, 2020.
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
Under previous stock repurchase programs, AbbVie made open-market share repurchases of approximately 11 million shares for $1.3 billion in 2018.

2020 Form 10-K |	84

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2020, 2019 and 2018:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2017	$(439)	$(203)	$(1,919)	$—	$(166)	$(2,727)
Other comprehensive income (loss) before reclassifications	(391)	138	84	(14)	156	(27)
Net losses reclassified from accumulated other comprehensive loss	—	—	113	4	157	274
Net current-period other comprehensive income (loss)	(391)	138	197	(10)	313	247
Balance as of December 31, 2018	(830)	(65)	(1,722)	(10)	147	(2,480)
Other comprehensive income (loss) before reclassifications	(98)	95	(1,330)	12	298	(1,023)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(21)	87	(2)	(157)	(93)
Net current-period other comprehensive income (loss)	(98)	74	(1,243)	10	141	(1,116)
Balance as of December 31, 2019	(928)	9	(2,965)	—	288	(3,596)
Other comprehensive income (loss) before reclassifications	1,511	(785)	(300)	—	(108)	318
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(14)	198	—	(23)	161
Net current-period other comprehensive income (loss)	1,511	(799)	(102)	—	(131)	479
Balance as of December 31, 2020	$583	$(790)	$(3,067)	$—	$157	$(3,117)
Other comprehensive income (loss) included foreign currency translation adjustments totaling gains of $1.5 billion in 2020 which were principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated assets. Other comprehensive income (loss) included foreign currency translation adjustments totaling losses of $98 million in 2019 and $391 million in 2018 which were principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.
Other comprehensive loss for 2019 included pension and post-employment benefit plan losses of $1.2 billion primarily due to an actuarial loss driven by lower discount rates. See Note 12 for additional information.

85	| 2020 Form 10-K

The table below presents the impact on AbbVie's consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

years ended December 31 (in millions) (brackets denote gains)	2020	2019	2018
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(18)	$(27)	$—
Tax expense	4	6	—
Total reclassifications, net of tax	$(14)	$(21)	$—
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$251	$110	$141
Tax benefit	(53)	(23)	(28)
Total reclassifications, net of tax	$198	$87	$113
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(c)	$(23)	$(167)	$161
Gains on treasury rate lock agreements(a)	(24)	(3)	—
Losses (gains) on interest rate swap contracts(a)	17	(1)	—
Tax expense (benefit)	7	14	(4)
Total reclassifications, net of tax	$(23)	$(157)	$157
(a)Amounts are included in interest expense, net (see Note 11).
(b)Amounts are included in the computation of net periodic benefit cost (see Note 12).
(c)Amounts are included in cost of products sold (see Note 11).
Other
In addition to common stock, AbbVie's authorized capital includes 200 million shares of preferred stock, par value $0.01. As of December 31, 2020, no shares of preferred stock were issued or outstanding.
Note 14 Income Taxes

Earnings Before Income Tax Expense

years ended December 31 (in millions)	2020	2019	2018
Domestic	$(4,467)	$(2,784)	$(4,274)
Foreign	7,865	11,210	9,471
Total earnings before income tax expense	$3,398	$8,426	$5,197
Income Tax Expense

years ended December 31 (in millions)	2020	2019	2018
Current
Domestic	$907	$102	$593
Foreign	194	320	434
Total current taxes	$1,101	$422	$1,027
Deferred
Domestic	$(58)	$(137)	$(1,497)
Foreign	(2,267)	259	(20)
Total deferred taxes	$(2,325)	$122	$(1,517)
Total income tax expense (benefit)	$(1,224)	$544	$(490)

2020 Form 10-K |	86

Effective Tax Rate Reconciliation

years ended December 31	2020	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	2.4	(8.4)	(28.7)
U.S. tax credits	(10.6)	(3.3)	(7.3)
Impacts related to U.S. tax reform	(1.1)	(1.6)	8.2
Non-deductible expenses	7.2	1.0	1.2
Tax law changes and related restructuring	(48.5)	3.1	—
Stock-based compensation excess tax benefit	(0.9)	(0.2)	(1.5)
Tax audit settlements	(5.1)	(4.7)	(2.5)
All other, net	(0.4)	(0.4)	0.2
Effective tax rate	(36.0)%	6.5%	(9.4)%
The effective income tax rate fluctuates year to year due to the allocation of the company's taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including changes in tax law, acquisitions and collaborations. The effective income tax rates in 2020, 2019 and 2018 differed from the statutory tax rate principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities, changes in enacted tax rates and laws and related restructuring, the cost of repatriation decisions, tax audit settlements and Boehringer Ingelheim accretion on contingent consideration. The 2020 effective income tax rate included the recognition of a net tax benefit of $1.7 billion related to changes in tax laws and related restructuring, including certain intra-group transfers of intellectual property and deferred tax remeasurement. The effective tax rates for these periods also reflected the benefit from U.S. tax credits principally related to research and development credits, the orphan drug tax credit and Puerto Rico excise tax credits. The Puerto Rico excise tax credits relate to legislation enacted by Puerto Rico that assesses an excise tax on certain products manufactured in Puerto Rico. The tax is levied on gross inventory purchases from entities in Puerto Rico and is included in cost of products sold in the consolidated statements of earnings. The majority of the tax is creditable for U.S. income tax purposes.
The effective income tax rate in 2020, 2019 and 2018 included impacts related to U.S. tax reform. The Tax Cuts and Jobs Act (the Act) was signed into law in December 2017, resulting in significant changes to the U.S. corporate tax system, including a one-time transition tax on a mandatory deemed repatriation of earnings of certain foreign subsidiaries that were previously untaxed. The Act also created a minimum tax on certain foreign sourced earnings. The company’s accounting policy for the minimum tax on foreign sourced earnings is to report the tax effects on the basis that the minimum tax will be recognized in tax expense in the year it is incurred as a period expense. In 2018, there was a favorable impact of the effective date of provisions of the Act related to the earnings from certain foreign subsidiaries. For 2019, the impact of the Act affected the full year earnings of these subsidiaries, resulting in additional tax expense compared to the previous year. The effective income tax rates for 2019 and 2018 also included the effects of Stemcentrx impairment related expenses.

87	| 2020 Form 10-K

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2020	2019
Deferred tax assets
Compensation and employee benefits	$1,109	$810
Accruals and reserves	438	371
Chargebacks and rebates	555	477
Advance payments	324	615
Net operating losses and other credit carryforwards	2,765	838
Other	1,371	406
Total deferred tax assets	6,562	3,517
Valuation allowances	(1,203)	(731)
Total net deferred tax assets	5,359	2,786
Deferred tax liabilities
Excess of book basis over tax basis of intangible assets	(5,274)	(2,712)
Excess of book basis over tax basis in investments	(335)	(249)
Other	(982)	(440)
Total deferred tax liabilities	(6,591)	(3,401)
Net deferred tax liabilities	$(1,232)	$(615)
The increases in deferred tax liabilities are primarily due to the acquisition of Allergan in which the company recorded the excess of book basis over tax basis of intangible assets. The increases in deferred tax assets are primarily due to deferred tax asset recognition related to the intra-group transfer of intellectual property.
As of December 31, 2020, the company had U.S. federal and state credit carryforwards of $293 million as well as U.S. federal, state and non-U.S. net operating loss carryforwards of $4.3 billion, which will expire at various times through 2040. The remaining U.S. federal and non-U.S. loss carryforwards of $5.8 billion have no expiration.
The company had valuation allowances of $1.2 billion as of December 31, 2020 and $731 million as of December 31, 2019. These were principally related to foreign and state net operating losses and credit carryforwards that are not expected to be realized.
The Act significantly changed the timing and manner in which earnings of foreign subsidiaries are subject to U.S. tax. Therefore, unremitted foreign earnings previously considered indefinitely reinvested that were subject to the Act’s transition tax are no longer considered indefinitely reinvested. Post-2017 earnings subject to the U.S. minimum tax on foreign sourced earnings or eligible for the 100 percent foreign dividends received deduction are also not considered indefinitely reinvested earnings. However, the company generally considers instances of outside basis differences in foreign subsidiaries that would incur additional U.S. tax upon reversal (e.g., capital gain distribution) to be permanent in duration. The unrecognized tax liability is not practicable to determine.
Unrecognized Tax Benefits

years ended December 31 (in millions)	2020	2019	2018
Beginning balance	$2,661	$2,852	$2,701
Increase due to acquisition	2,674	—	—
Increase due to current year tax positions	91	113	163
Increase due to prior year tax positions	59	499	110
Decrease due to prior year tax positions	(7)	(21)	(36)
Settlements	(141)	(749)	(79)
Lapse of statutes of limitations	(73)	(33)	(7)
Ending balance	$5,264	$2,661	$2,852
AbbVie and Abbott entered into a tax sharing agreement, effective on the date of separation, which provides that Abbott is liable for and has indemnified AbbVie against all income tax liabilities for periods prior to the separation. AbbVie will

2020 Form 10-K |	88

be responsible for unrecognized tax benefits and related interest and penalties for periods after separation or in instances where an existing entity was transferred to AbbVie upon separation.
If recognized, the net amount of potential tax benefits that would impact the company's effective tax rate is $5.0 billion in 2020 and $2.4 billion in 2019. Of the unrecognized tax benefits recorded in the table above as of December 31, 2020, AbbVie would be indemnified for approximately $81 million. The "Increase due to current year tax positions" and "Increase due to prior year tax positions" in the table above include amounts related to federal, state and international tax items. "Increase due to acquisition" in the table above includes amounts related to federal, state and international tax items recorded in acquisition accounting related to the Allergan acquisition.
AbbVie recognizes interest and penalties related to income tax matters in income tax expense in the consolidated statements of earnings. AbbVie recognized gross income tax expense of $142 million in 2020, $51 million in 2019 and $73 million in 2018, for interest and penalties related to income tax matters. AbbVie had an accrual for the payment of gross interest and penalties of $642 million at December 31, 2020, $191 million at December 31, 2019 and $190 million at December 31, 2018.
The company is routinely audited by the tax authorities in significant jurisdictions and a number of audits are currently underway. It is reasonably possible during the next 12 months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitation, the company's gross unrecognized tax benefits balance may change within the next 12 months up to $68 million. All significant federal, state, local and international matters have been concluded for years through 2008. The company believes adequate provision has been made for all income tax uncertainties.
Note 15 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. The most significant matters are described below. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $60 million as of December 31, 2020 and approximately $290 million as of December 31, 2019. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. In addition, other operating income in 2019 included $550 million of income from a legal settlement related to an intellectual property dispute with a third party. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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

89	| 2020 Form 10-K

In September 2014, the Federal Trade Commission (FTC) filed a lawsuit, FTC v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that 2011 patent litigation with two generic companies regarding AndroGel was sham litigation and the settlements of that litigation violated federal antitrust law. In May 2015, the court dismissed the FTC’s settlement-related claim. In June 2018, following a bench trial, the court found for the FTC on its sham litigation claim and ordered a disgorgement remedy of $448 million, plus prejudgment interest. The court denied the FTC’s request for injunctive relief. In September 2020, the United States Court of Appeals for the Third Circuit reversed the district court’s finding of sham litigation with respect to one generic company and affirmed with respect to the other but held the FTC lacked authority to obtain a disgorgement remedy and vacated the district court’s award. The Third Circuit also affirmed the district court’s denial of the FTC’s injunction request and reinstated the FTC’s settlement-related claim for further proceedings in the district court.
In August 2019, direct purchasers of AndroGel filed a lawsuit, King Drug Co. of Florence, Inc., et al. v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that 2006 patent litigation settlements and related agreements by Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) with three generic companies violated federal antitrust law, and also making allegations similar to those in FTC v. AbbVie Inc. (above). In May 2020, Perrigo Company and related entities filed a lawsuit against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, making sham litigation allegations similar to those in FTC v. AbbVie Inc. (above). In October 2020, the Perrigo lawsuit was transferred to the United States District Court for New Jersey.
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
Lawsuits are pending against Forest Laboratories, LLC and others generally alleging that 2012 and 2013 patent litigation settlements involving Bystolic with six generic manufacturers violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages, injunctive relief, and attorneys’ fees. The lawsuits, purported class actions filed on behalf of direct and indirect purchasers of Bystolic, are consolidated as In re: Bystolic Antitrust Litigation in the United States District Court for the Southern District of New York.
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 3,100 matters are pending against Allergan. The federal court cases are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 300 of the claims are pending in various state courts. The plaintiffs in these cases, which include states, counties, cities, and Native American tribes, generally seek compensatory damages.
In July 2019, the New Mexico Attorney General filed a lawsuit, State of New Mexico ex rel. Balderas v. AbbVie Inc., et al., in New Mexico District Court for Santa Fe County against AbbVie and other companies alleging their marketing of AndroGel violated New Mexico’s Unfair Practices Act. In October 2020, the state added a claim under the New Mexico False Advertising Act.

2020 Form 10-K |	90

Shareholder and Securities Litigation
In June 2016, a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Similar lawsuits were filed between July 2017 and October 2019 against AbbVie and in some instances its chief executive officer in the same court by additional investment funds. The court granted motions dismissing the claims of three investment-fund plaintiffs, which they are appealing. One of these plaintiffs refiled its lawsuit in New York state court in June 2020 while the appeal of its dismissal in Illinois is pending. In November 2020, the New York Supreme Court for the County of New York dismissed that lawsuit. Plaintiffs seek compensatory and punitive damages.
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
In February 2020, a shareholder derivative lawsuit, Elfers v. Gonzalez, et al., was filed in the United States District Court for the District of Delaware alleging that certain AbbVie directors and officers breached their fiduciary duties regarding alleged misconduct in connection with Humira patient and reimbursement support services and other services and items of value and in connection with the announcements of results of AbbVie’s 2018 Dutch auction tender offer. In December 2020, the court dismissed the lawsuit.
Lawsuits are pending against Allergan and certain of its current and former officers alleging they made misrepresentations and omissions regarding Allergan's textured breast implants. The lawsuits, which were filed by Allergan shareholders, have been consolidated in the United States District Court for the Southern District of New York as In re: Allergan plc Securities Litigation. The plaintiffs generally seek compensatory damages and attorneys’ fees. In September 2019, the court partially granted Allergan's motion to dismiss. In September 2020, the court denied plaintiffs’ class certification motion because it found the lead plaintiff to be an inadequate representative of the proposed class but allowed another putative class member to propose itself as a new lead plaintiff. In December 2020, the court appointed a new lead plaintiff.
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
Product Liability and General Litigation
Product liability cases are pending in which plaintiffs generally allege that AbbVie did not adequately warn about risk of certain injuries, primarily various birth defects, arising from use of Depakote. Approximately 92 cases are pending in the United States District Court for the Southern District of Illinois along with one other pending in state court. Plaintiffs generally seek compensatory and punitive damages. Approximately ninety-eight percent of these pending cases, plus other unfiled claims, are subject to confidential settlement agreements or agreements-in-principle and are expected to be dismissed with prejudice.
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
Intellectual Property Litigation
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib capsules (a drug Pharmacyclics sells under the trademark Imbruvica). In February 2018 a lawsuit was filed in the United States District Court for the District of Delaware against Sandoz Inc. and Lek Pharmaceuticals D.D. In the case, Pharmacyclics alleges the defendants' proposed generic ibrutinib product infringes certain Pharmacyclics patents and seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of Imbruvica, is the co-plaintiff in this suit.
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib tablets (a drug Pharmacyclics sells under the trademark Imbruvica). Cases were filed in the United States District Court for the

91	| 2020 Form 10-K

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
In January 2019, Allergan, Inc. and Allergan plc (now Allergan Limited) and Medytox Inc. (collectively, "Complainants") filed a complaint with the United States International Trade Commission (ITC) against Daewoong Pharmaceuticals Co., Ltd., Daewoong Co., Ltd., and Evolus Inc. (collectively, "Respondents") requesting the ITC commence an investigation regarding the importation into the United States of Respondents' botulinum neurotoxin products, including Jeuveau, which Complainants assert were developed using Medytox's trade secrets. Complainants seek permanent exclusion and cease and desist orders covering Respondents' products, including Jeuveau. In July 2020, the administrative law judge issued an initial ruling in favor of Allergan and Medytox. In December 2020, the full Commission affirmed, in part, and reversed, in part, the initial ruling.
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

2020 Form 10-K |	92

Note 16 Segment and Geographic Area Information

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
Substantially all of AbbVie's net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. The following tables detail AbbVie's worldwide net revenues:

years ended December 31 (in millions)		2020	2019	2018
Immunology
Humira	United States	$16,112	$14,864	$13,685
	International	3,720	4,305	6,251
	Total	$19,832	$19,169	$19,936
Skyrizi	United States	$1,385	$311	$—
	International	205	44	—
	Total	$1,590	$355	$—
Rinvoq	United States	$653	$47	$—
	International	78	—	—
	Total	$731	$47	$—
Hematologic Oncology
Imbruvica	United States	$4,305	$3,830	$2,968
	Collaboration revenues	1,009	844	622
	Total	$5,314	$4,674	$3,590
Venclexta	United States	$804	$521	$247
	International	533	271	97
	Total	$1,337	$792	$344
Aesthetics
Botox Cosmetic (a)	United States	$687	$—	$—
	International	425	—	—
	Total	$1,112	$—	$—
Juvederm Collection (a)	United States	$318	$—	$—
	International	400	—	—
	Total	$718	$—	$—
Other Aesthetics (a)	United States	$666	$—	$—
	International	94	—	—
	Total	$760	$—	$—
Neuroscience
Botox Therapeutic (a)	United States	$1,155	$—	$—
	International	232	—	—
	Total	$1,387	$—	$—
Vraylar (a)	United States	$951	$—	$—
Duodopa	United States	$103	$97	$80
	International	391	364	350
	Total	$494	$461	$430
Ubrelvy (a)	United States	$125	$—	$—
Other Neuroscience (a)	United States	$528	$—	$—
	International	11	—	—
	Total	$539	$—	$—

93	| 2020 Form 10-K

years ended December 31 (in millions)		2020	2019	2018
Eye Care
Lumigan/Ganfort (a)	United States	$165	$—	$—
	International	213	—	—
	Total	$378	$—	$—
Alphagan/Combigan (a)	United States	$223	$—	$—
	International	103	—	—
	Total	$326	$—	$—
Restasis (a)	United States	$755	$—	$—
	International	32	—	—
	Total	$787	$—	$—
Other Eye Care (a)	United States	$305	$—	$—
	International	388	—	—
	Total	$693	$—	$—
Women's Health
Lo Loestrin (a)	United States	$346	$—	$—
	International	10	—	—
	Total	$356	$—	$—
Orilissa/Oriahnn	United States	$121	$91	$11
	International	4	2	—
	Total	$125	$93	$11
Other Women's Health (a)	United States	$181	$—	$—
	International	11	—	—
	Total	$192	$—	$—
Other Key Products
Mavyret	United States	$785	$1,473	$1,614
	International	1,045	1,420	1,824
	Total	$1,830	$2,893	$3,438
Creon	United States	$1,114	$1,041	$928
Lupron	United States	$600	$720	$726
	International	152	167	166
	Total	$752	$887	$892
Linzess/Constella (a)	United States	$649	$—	$—
	International	18	—	—
	Total	$667	$—	$—
Synthroid	United States	$771	$786	$776
All other		$2,923	$2,068	$2,408
Total net revenues		$45,804	$33,266	$32,753
(a)Net revenues include Allergan product revenues from the date of the acquisition, May 8, 2020, through December 31, 2020.

2020 Form 10-K |	94

Net revenues to external customers by geographic area, based on product shipment destination, were as follows:

years ended December 31 (in millions)	2020	2019	2018
United States	$34,879	$23,907	$21,524
Japan	1,198	1,211	1,591
Canada	1,159	813	730
Germany	1,049	909	1,292
France	797	695	783
Australia	527	395	350
United Kingdom	509	372	855
China	471	195	152
Spain	453	472	611
Brazil	406	359	350
Italy	379	372	652
All other countries	3,977	3,566	3,863
Total net revenues	$45,804	$33,266	$32,753
Long-lived assets, primarily net property and equipment, by geographic area were as follows:

as of December 31 (in millions)	2020	2019
United States and Puerto Rico	$3,354	$2,026
Europe	1,534	646
All other	360	290
Total long-lived assets	$5,248	$2,962

Note 17 Fourth Quarter Financial Results (unaudited)

quarter ended December 31 (in millions except per share data)	2020
Net revenues	$13,858
Gross margin	9,174
Net earnings attributable to AbbVie Inc.(a)	36
Basic earnings per share attributable to AbbVie Inc.	$0.01
Diluted earnings per share attributable to AbbVie Inc.	$0.01
Cash dividends declared per common share	$1.30
(a)Fourth quarter results in 2020 included after-tax charges of $4.7 billion related to the change in fair value of contingent consideration liabilities partially offset by an after-tax benefit of $1.5 billion due to impacts related to tax law changes.

95	| 2020 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AbbVie Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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

2020 Form 10-K |	96

Sales rebate accruals for Medicaid, Medicare and managed care programs
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Revenue Recognition,” the Company established provisions for sales rebates in the same period the related product is sold. At December 31, 2020, the Company had $7,188 million in sales rebate accruals, a large portion of which were for rebates provided to pharmacy benefit managers, state government Medicaid programs, insurance companies that administer Medicare drug plans and private entities for Medicaid, Medicare and managed care programs. In order to establish these sales rebate accruals, the Company estimated its rebates based upon the identification of the products subject to a rebate, the applicable price and rebate terms and the estimated lag time between the sale and payment of the rebate.
Auditing the Medicaid, Medicare and managed care sales rebate accruals was complex and required significant auditor judgment because the accruals consider multiple subjective and complex estimates and assumptions. These estimates and assumptions included the estimated inventory in the distribution channel, which impacts the lag time between the sale to the customer and payment of the rebate, and the final payer related to product sales, which impacts the applicable price and rebate terms. In deriving these estimates and assumptions, the Company used both internal and external sources of information to estimate product in the distribution channels, payer mix, prescription volumes and historical experience. Management supplemented its historical data analysis with qualitative adjustments based upon changes in rebate trends, rebate programs and contract terms, legislative changes, or other significant events which indicate a change in the reserve is appropriate.

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
To test the sales rebate accruals for Medicaid, Medicare, and managed care programs, our audit procedures included, among others, understanding and evaluating the significant assumptions and underlying data used in management’s calculations. Our testing of significant assumptions included corroboration to external data sources. We evaluated the reasonableness of assumptions considering industry and economic trends, product profiles, and other regulatory factors. We assessed the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performed analytical procedures, based on internal and external data sources, to evaluate the completeness of the reserves. For Medicaid, we involved a specialist with an understanding of statutory reimbursement requirements to assess the consistency of the Company’s calculation methodologies with applicable government regulations and policy.

Valuation of contingent consideration
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Business Combinations” and in Note 11 under the caption “Financial Instruments and Fair Value Measures,” the Company recognized contingent consideration liabilities at the estimated fair value on the acquisition date in connection with applying the acquisition method of accounting for business combinations. Subsequent changes to the fair value of the contingent consideration liabilities were recorded within the consolidated statement of earnings in the period of change. At December 31, 2020, the Company had $12,997 million in contingent consideration liabilities, which represented a ‘Level 3’ fair value measurement in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions market participants would use in pricing the liabilities.
Auditing the valuation of contingent consideration liabilities was complex and required significant auditor judgment due to the use of a Monte Carlo simulation model and the high degree of subjectivity in evaluating certain assumptions required to estimate the fair value of contingent royalty payments. In particular, the fair value measurement was sensitive to the significant assumptions underlying the estimated amount of future sales of the acquired products. Management utilized its expertise within the industry, including commercial dynamics, trends and utilization, as well as knowledge of clinical development and regulatory approval processes to determine certain of these assumptions.

97	| 2020 Form 10-K

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
To test the estimated fair value of contingent consideration liabilities, our audit procedures included, among others, inspecting the terms of the executed agreement, assessing the Monte Carlo simulation model used and testing the key contractual inputs and significant assumptions discussed above. We evaluated the assumptions and judgments considering observable industry and economic trends and standards, external data sources and regulatory factors. Estimated amounts of future sales were evaluated for reasonableness in relation to internal and external analyses, clinical development progress and timelines, probability of success benchmarks, and regulatory notices. Our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions. We involved a valuation specialist to assess the Company’s Monte Carlo simulation model and to perform corroborative fair value calculations.

Accounting for Allergan plc acquisition – Valuation of intangible assets
Description of the Matter
As discussed in Note 5 to the consolidated financial statements under the caption “Licensing, Acquisitions and Other Arrangements”, the Company completed the acquisition of Allergan plc (“Allergan”) on May 8, 2020 for approximately $64,084 million. The Company measured the assets acquired and liabilities assumed at fair value, which resulted in the recognition of $69,080 million of intangible assets, comprised of $67,330 million of developed product rights and $1,750 million of in-process research and development (“IPR&D”).
Auditing the valuation of intangible assets was complex and required significant auditor judgment due to the high degree of subjectivity in evaluating certain assumptions required to estimate the fair value of the identified intangible assets. In particular, the fair value measurement was sensitive to management’s forecasts of net revenues, including growth rates used to estimate future net cash flows for acquired aesthetics and recently launched products.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions including, among others, management’s process to establish the significant assumptions used in determining the fair values of intangible assets. This included testing controls over management’s review of the significant assumptions and other inputs used in the determination of estimated future net revenues, the determination of future net cash flows, estimated growth rates, and review of the valuation model.
To test the estimated fair value of intangible assets, our audit procedures included, among others, inspecting the terms of the executed agreement, evaluating the valuation methods used, and testing the significant assumptions discussed above. We evaluated the assumptions and judgments considering observable industry and economic trends and standards, external data sources, and historical product trends, including those of comparable products, to the extent applicable. Estimated future net revenues were evaluated for reasonableness against internal and external analyses, including analyst expectations, industry trends, and market trends. Our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions. We involved a valuation specialist to assess the valuation model and to perform corroborative fair value calculations.

2020 Form 10-K |	98

Accounting for Allergan plc acquisition – Unrecognized tax benefits
Description of the Matter
As discussed in Note 14 under the caption “Income Taxes,” as part of the acquisition of Allergan plc, the Company recorded $2,674 million of unrecognized tax benefits resulting from uncertain tax positions. The Company applied judgment in evaluating the completeness of unrecognized tax benefits assumed as of the acquisition date. Some of the more significant judgments inherent in the Company’s evaluation of assumed uncertain tax positions included whether a tax position’s technical merits were more-likely-than-not to be sustained, including consideration of applicable tax statutes and related interpretations and precedents and the expected outcome of proceedings (or negotiations) with taxing and legal authorities.
Auditing the Company’s analysis and accounting for uncertain tax positions was complex due to the interpretation of tax laws and legal rulings in multiple tax paying jurisdictions and required significant judgment in determining whether an assumed tax position’s technical merits were more-likely-than-not to be sustained. In particular, each assumed unrecognized tax benefit involved unique facts and circumstances and multiple potential outcomes that were evaluated, with many uncertainties around initial recognition, including regulatory changes, litigation and examination activity. Management utilized outside tax and legal counsel, where appropriate, in its evaluation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions including, among others, management’s process to evaluate the completeness and estimation of unrecognized tax benefits. This included testing controls over management’s determination of whether an assumed tax position’s technical merits were more-likely-than-not to be sustained and, if so, recognizing the estimated amount of qualified tax benefit. We also obtained an understanding, evaluated the design and tested the operating effectiveness of controls to ensure that the data used to evaluate and support the significant fair value assumptions and unrecognized tax benefits was complete, accurate and, where applicable, verified to external data sources.
To test the completeness and recognition of unrecognized tax benefits, our audit procedures included, among others, testing management’s process for estimating the unrecognized tax benefits. Testing management’s process included assessing management’s interpretation of the unique facts, circumstances and related tax laws and legal rulings in each tax paying jurisdiction, examining whether the technical merits of each tax position were more-likely-than-not to be sustained, and evaluating the recognition of the amount of qualified tax benefit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and recognition of the Company’s unrecognized tax benefits, including consideration of applicable tax statutes and related interpretations and precedents.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Chicago, Illinois
February 19, 2021

99	| 2020 Form 10-K

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
        Changes in internal control over financial reporting.   There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended December 31, 2020.
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
Management assessed the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management concluded that AbbVie maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
The effectiveness of AbbVie's internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report below, which expresses an unqualified opinion on the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2020.
Report of independent registered public accounting firm. The report of AbbVie's independent registered public accounting firm related to its assessment of the effectiveness of internal control over financial reporting is included below.

2020 Form 10-K |	100

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on Internal Control over Financial Reporting
We have audited AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AbbVie Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AbbVie Inc. and subsidiaries as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 19, 2021

101	| 2020 Form 10-K

ITEM 9B. OTHER INFORMATION

None.

2020 Form 10-K |	102

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are "Information Concerning Director Nominees," "The Board of Directors and its Committees—Committees of the Board of Directors," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2021 AbbVie Inc. Proxy Statement. The 2021 Definitive Proxy Statement will be filed on or about March 22, 2021. Also incorporated herein by reference is the text found in this Form 10-K under the caption, "Information about Our Executive Officers."
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

ITEM 11. EXECUTIVE COMPENSATION

The material to be included in the 2021 AbbVie Inc. Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2021 Definitive Proxy Statement will be filed on or about March 22, 2021.

103	| 2020 Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.
The following table presents information as of December 31, 2020 about AbbVie's equity compensation plans under which AbbVie common stock has been authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	31,608,617	$73.90	36,857,294
Equity compensation plans not approved by security holders	—	—	—
Total	31,608,617	$73.90	36,857,294
(1)Includes 377,583 shares issuable under AbbVie's Incentive Stock Program pursuant to awards granted by Abbott and adjusted into AbbVie awards in connection with AbbVie's separation from Abbott.
(2)The weighted-average exercise price does not include outstanding restricted stock units, restricted stock awards and performance shares that have no exercise price.
(3)Excludes shares issuable upon the exercise of stock options and pursuant to other rights granted under the Stemcentrx 2011 Equity Incentive Plan, which was assumed by AbbVie upon the consummation of its acquisition of Stemcentrx, Inc. As of December 31, 2020, 77,467 options remained outstanding under this plan. The options have a weighted-average exercise price of $16.55. No further awards will be granted under this plan.
(b)Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Securities Ownership—Securities Ownership of Executive Officers and Directors" in the 2021 AbbVie Inc. Proxy Statement. The 2021 Definitive Proxy Statement will be filed on or about March 22, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2021 AbbVie Inc. Proxy Statement under the headings "The Board of Directors and its Committees," "Corporate Governance Materials," and "Procedures for Approval of Related Person Transactions" is incorporated herein by reference. The 2021 Definitive Proxy Statement will be filed on or about March 22, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material to be included in the 2021 AbbVie Inc. Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" is incorporated herein by reference. The 2021 Definitive Proxy Statement will be filed on or about March 22, 2021.

2020 Form 10-K |	104

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Form 10-K.
(1)Financial Statements:    See Item 8, "Financial Statements and Supplementary Data," on page 48 hereof, for a list of financial statements.
(2)Financial Statement Schedules:    All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.
(3)Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is set forth in Item 15(b) below.

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

2.4
*Amendment to the Transaction Agreement, dated as of May 5, 2020, between AbbVie Inc., Allergan plc and Venice Subsidiary, LLC (incorporated by reference to Exhibit 2.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).

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

105	| 2020 Form 10-K

Exhibit Number	Exhibit Description
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

4.11
*Supplemental Indenture No. 9, dated May 14, 2020, among AbbVie Inc., U.S. Bank and National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, U.K. Branch, as paying agent (incorporated by reference to Exhibit 4.15 of the company's Current Report on Form 8-K filed on May 14, 2020).

4.12
*Agency Agreement, dated as of November 17, 2016, among AbbVie Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as paying agent and Elavon Financial Services DAC, as transfer agent and registrar (incorporated by reference to Exhibit 4.2 of the company's Current Report on Form 8-K filed on November 17, 2016).

4.13
*Agency Agreement, dated September 26, 2019, among AbbVie Inc., U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, U.K. Branch, as paying agent (incorporated by reference to Exhibit 4.3 of the company’s Current Report on Form 8-K filed on September 26, 2019).

4.14
*Registration Rights Agreement, dated November 21, 2019, among AbbVie Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc. and Barclays Capital Inc. (acting for themselves and as representatives of the several initial purchasers) (incorporated by reference to Exhibit 4.13 of the company’s Current Report on Form 8-K filed on November 26, 2019).

4.15
*Agency Agreement, dated May 14, 2020, among AbbVie Inc., U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, U.K. Branch, as paying agent and calculation agent (incorporated by reference to Exhibit 4.16 of the company’s Current Report on Form 8-K filed on May 14, 2020).

4.16
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

10.10	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

2020 Form 10-K |	106

Exhibit Number	Exhibit Description
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

10.15
*Form of AbbVie Inc. Non-Employee Director RSU Agreement (US) (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).**

10.16	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).**
10.17	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).**
10.18
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).**

10.19
*AbbVie Non-Employee Directors' Fee Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).**

10.20
*Form of AbbVie Inc. Non-Employee Director RSU Agreement (US) (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).**

10.21	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).**
10.22	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).**
10.23
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).**

10.24
*Form of AbbVie Inc. Non-Employee Director RSU Agreement (US) (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).**

10.25	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).**
10.26	*Pharmacyclics, Inc. 2014 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.1 of the company's Registration Statement on Form S-8 filed on May 27, 2015).**
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

21	Subsidiaries of AbbVie Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

107	| 2020 Form 10-K

Exhibit Number	Exhibit Description
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements and notes from the AbbVie Inc. Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 19, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Annual Report on Form 10-K formatted as Inline XBRL and contained in Exhibit 101).
The AbbVie Inc. 2021 Definitive Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 22, 2021.

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

2020 Form 10-K |	108

ITEM 16. FORM 10-K SUMMARY

None.

109	| 2020 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AbbVie Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AbbVie Inc.
By:	/s/ RICHARD A. GONZALEZ
	Name:	Richard A. Gonzalez
	Title:	Chairman of the Board and Chief Executive Officer
Date:	February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbbVie Inc. on February 19, 2021 in the capacities indicated below.

/s/ RICHARD A. GONZALEZ	/s/ ROBERT A. MICHAEL
Richard A. Gonzalez Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Robert A. Michael Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ BRIAN L. DURKIN
Brian L. Durkin Vice President, Controller (Principal Accounting Officer)

/s/ ROBERT J. ALPERN, M.D.	/s/ ROXANNE S. AUSTIN
Robert J. Alpern, M.D. Director of AbbVie Inc.	Roxanne S. Austin Director of AbbVie Inc.

/s/ WILLIAM H.L. BURNSIDE	/s/ THOMAS C. FREYMAN
William H.L. Burnside Director of AbbVie Inc.	Thomas C. Freyman Director of AbbVie Inc.

/s/ BRETT J. HART	/s/ EDWARD M. LIDDY
Brett J. Hart Director of AbbVie Inc.	Edward M. Liddy Director of AbbVie Inc.

/s/ MELODY B. MEYER	/s/ EDWARD J. RAPP
Melody B. Meyer Director of AbbVie Inc.	Edward J. Rapp Director of AbbVie Inc.

/s/ REBECCA B. ROBERTS	/s/ GLENN F. TILTON
Rebecca B. Roberts Director of AbbVie Inc.	Glenn F. Tilton Director of AbbVie Inc.

/s/ FREDERICK H. WADDELL
Frederick H. Waddell Director of AbbVie Inc.

2020 Form 10-K |	110