Form 10-Q
period 2021-03-31
AbbVie Inc.
filed 2021-05-07
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
As of April 28, 2021, AbbVie Inc. had 1,766,222,336 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2021	2020
Net revenues	$13,010	$8,619

Cost of products sold	4,213	1,942
Selling, general and administrative	2,842	1,695
Research and development	1,782	1,379
Acquired in-process research and development	70	—
Total operating costs and expenses	8,907	5,016
Operating earnings	4,103	3,603

Interest expense, net	622	428
Net foreign exchange loss	9	5
Other expense (income), net	(395)	72
Earnings before income tax expense	3,867	3,098
Income tax expense	312	88
Net earnings	3,555	3,010
Net earnings attributable to noncontrolling interest	2	—
Net earnings attributable to AbbVie Inc.	$3,553	$3,010

Per share data
Basic earnings per share attributable to AbbVie Inc.	$2.00	$2.02
Diluted earnings per share attributable to AbbVie Inc.	$1.99	$2.02

Weighted-average basic shares outstanding	1,769	1,481
Weighted-average diluted shares outstanding	1,775	1,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2021	2020
Net earnings	$3,555	$3,010

Foreign currency translation adjustments, net of tax expense (benefit) of $(25) for the three months ended March 31, 2021 and $(8) for the three months ended March 31, 2020	(677)	(227)
Net investment hedging activities, net of tax expense (benefit) of $103 for the three months ended March 31, 2021 and $20 for the three months ended March 31, 2020	374	72
Pension and post-employment benefits, net of tax expense (benefit) of $19 for the three months ended March 31, 2021 and $15 for three months ended March 31, 2020	79	56
Cash flow hedging activities, net of tax expense (benefit) of $3 for the three months ended March 31, 2021 and $(2) for the three months ended March 31, 2020	46	(2)
Other comprehensive loss	(178)	(101)
Comprehensive income	3,377	2,909
Comprehensive income attributable to noncontrolling interest	2	—
Comprehensive income attributable to AbbVie Inc.	$3,375	$2,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and equivalents	$9,755	$8,449
Short-term investments	22	30
Accounts receivable, net	9,588	8,822
Inventories	3,272	3,310
Prepaid expenses and other	3,932	3,562
Total current assets	26,569	24,173

Investments	305	293
Property and equipment, net	5,193	5,248
Intangible assets, net	81,293	82,876
Goodwill	32,349	33,124
Other assets	4,792	4,851
Total assets	$150,501	$150,565

Liabilities and Equity
Current liabilities
Short-term borrowings	$9	$34
Current portion of long-term debt and finance lease obligations	11,338	8,468
Accounts payable and accrued liabilities	20,604	20,159
Total current liabilities	31,951	28,661

Long-term debt and finance lease obligations	74,183	77,554
Deferred income taxes	3,768	3,646
Other long-term liabilities	26,866	27,607

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,799,637,990 shares issued as of March 31, 2021 and 1,792,140,764 as of December 31, 2020	18	18
Common stock held in treasury, at cost, 33,974,683 shares as of March 31, 2021 and 27,007,945 as of December 31, 2020	(3,017)	(2,264)
Additional paid-in capital	17,712	17,384
Retained earnings	2,292	1,055
Accumulated other comprehensive loss	(3,295)	(3,117)
Total stockholders' equity	13,710	13,076
Noncontrolling interest	23	21
Total equity	13,733	13,097

Total liabilities and equity	$150,501	$150,565
The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at December 31, 2019	1,479	$18	$(24,504)	$15,193	$4,717	$(3,596)	$—	$(8,172)
Net earnings attributable to AbbVie Inc.	—	—	—	—	3,010	—	—	3,010
Other comprehensive loss, net of tax	—	—	—	—	—	(101)	—	(101)
Dividends declared	—	—	—	—	(1,754)	—	—	(1,754)
Purchases of treasury stock	(7)	—	(643)	—	—	—	—	(643)
Stock-based compensation plans and other	5	—	37	208	—	—	—	245
Balance at March 31, 2020	1,477	$18	$(25,110)	$15,401	$5,973	$(3,697)	$—	$(7,415)

Balance at December 31, 2020	1,765	$18	$(2,264)	$17,384	$1,055	$(3,117)	$21	$13,097
Net earnings attributable to AbbVie Inc.	—	—	—	—	3,553	—	—	3,553
Other comprehensive loss, net of tax	—	—	—	—	—	(178)	—	(178)
Dividends declared	—	—	—	—	(2,316)	—	—	(2,316)
Purchases of treasury stock	(7)	—	(787)	—	—	—	—	(787)
Stock-based compensation plans and other	8	—	34	328	—	—	—	362
Change in noncontrolling interest	—	—	—	—	—	—	2	2
Balance at March 31, 2021	1,766	$18	$(3,017)	$17,712	$2,292	$(3,295)	$23	$13,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2021	2020
Cash flows from operating activities
Net earnings	$3,555	$3,010
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	206	115
Amortization of intangible assets	2,009	444
Deferred income taxes	(28)	(181)
Change in fair value of contingent consideration liabilities	(343)	72
Stock-based compensation	269	219
Upfront costs and milestones related to collaborations	185	40
Other, net	(20)	1
Changes in operating assets and liabilities:
Accounts receivable	(866)	(1,025)
Inventories	(187)	(107)
Prepaid expenses and other assets	(330)	11
Accounts payable and other liabilities	236	1,025
Income tax assets and liabilities, net	191	191
Cash flows from operating activities	4,877	3,815

Cash flows from investing activities
Acquisitions and investments	(198)	(12)
Acquisitions of property and equipment	(188)	(125)
Purchases of investment securities	(16)	(13)
Sales and maturities of investment securities	11	26
Other, net	49	(5)
Cash flows from investing activities	(342)	(129)

Cash flows from financing activities
Dividends paid	(2,322)	(1,763)
Purchases of treasury stock	(787)	(643)
Proceeds from the exercise of stock options	71	12
Payments of contingent consideration liabilities	(132)	(53)
Other, net	(4)	25
Cash flows from financing activities	(3,174)	(2,422)
Effect of exchange rate changes on cash and equivalents	(55)	(46)
Net change in cash and equivalents	1,306	1,218
Cash and equivalents, beginning of period	8,449	39,924

Cash and equivalents, end of period	$9,755	$41,142
The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 Basis of Presentation

Basis of Historical Presentation
The unaudited interim condensed consolidated financial statements of AbbVie Inc. (AbbVie or the company) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU No. 2019-12
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard includes simplifications related to accounting for income taxes including removing certain exceptions related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. AbbVie adopted the standard in the first quarter of 2021. The adoption did not have a material impact on its consolidated financial statements.
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended March 31,
(in millions)	2021	2020
Interest expense	$632	$563
Interest income	(10)	(135)
Interest expense, net	$622	$428
Inventories

(in millions)	March 31, 2021	December 31, 2020
Finished goods	$1,232	$1,318
Work-in-process	1,214	1,201
Raw materials	826	791
Inventories	$3,272	$3,310

2021 Form 10-Q |	6

Property and Equipment, Net

(in millions)	March 31, 2021	December 31, 2020
Property and equipment, gross	$10,887	$10,859
Accumulated depreciation	(5,694)	(5,611)
Property and equipment, net	$5,193	$5,248
Depreciation expense was $206 million for the three months ended March 31, 2021 and $115 million for the three months ended March 31, 2020.
Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended March 31,
(in millions, except per share data)	2021	2020
Basic EPS
Net earnings attributable to AbbVie Inc.	$3,553	$3,010
Earnings allocated to participating securities	24	14
Earnings available to common shareholders	$3,529	$2,996
Weighted-average basic shares outstanding	1,769	1,481
Basic earnings per share attributable to AbbVie Inc.	$2.00	$2.02

Diluted EPS
Net earnings attributable to AbbVie Inc.	$3,553	$3,010
Earnings allocated to participating securities	24	14
Earnings available to common shareholders	$3,529	$2,996
Weighted-average shares of common stock outstanding	1,769	1,481
Effect of dilutive securities	6	3
Weighted-average diluted shares outstanding	1,775	1,484
Diluted earnings per share attributable to AbbVie Inc.	$1.99	$2.02
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Acquisition of Allergan
On May 8, 2020, AbbVie completed its acquisition of Allergan plc (Allergan). The combination created a diverse entity with leadership positions across immunology, hematologic oncology, aesthetics, neuroscience, eye care and women's health. AbbVie's existing product portfolio and pipeline were enhanced with numerous Allergan assets and Allergan's product portfolio benefits from AbbVie's commercial strength, expertise and international infrastructure.

2021 Form 10-Q |	7

The acquisition of Allergan was accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2021. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Measurement period adjustments to the preliminary purchase price allocation during the three months ended March 31, 2021 included: (i) an increase to intangible assets of $710 million; (ii) an increase to deferred income tax liabilities of $148 million; (iii) other individually insignificant adjustments for a net increase to identifiable net assets of $2 million; and (iv) a corresponding decrease to goodwill of $564 million. The measurement period adjustments primarily resulted from the completion of the valuation of certain license agreement intangible assets based on facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. These adjustments did not have a significant impact on AbbVie's results of operations for the three months ended March 31, 2021 and would not have had a significant impact on prior period results if these adjustments had been made as of the acquisition date. Finalization of the valuation during the measurement period, which will be completed during the second quarter of 2021, could result in a change in the amounts recorded for the acquisition date fair value of income taxes among other items.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $198 million for the three months ended March 31, 2021 and $12 million for the three months ended March 31, 2020. AbbVie recorded acquired in-process research and development (IPR&D) charges of $70 million for the three months ended March 31, 2021 and recorded no IPR&D charges for the three months ended March 31, 2020.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended March 31, 2021 and 2020.
Collaboration with Janssen Biotech, Inc.
In December 2011, Pharmacyclics, a wholly-owned subsidiary of AbbVie, entered into a worldwide collaboration and license agreement with Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson, for the joint development and commercialization of Imbruvica, a novel, orally active, selective covalent inhibitor of Bruton’s tyrosine kinase (BTK) and certain compounds structurally related to Imbruvica, for oncology and other indications, excluding all immune and inflammatory mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the United States and outside the United States.
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

2021 Form 10-Q |	8

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended March 31,
(in millions)	2021	2020
United States - Janssen's share of profits (included in cost of products sold)	$465	$450
International - AbbVie's share of profits (included in net revenues)	269	266
Global - AbbVie's share of other costs (included in respective line items)	70	70
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $309 million at March 31, 2021 and $283 million at December 31, 2020. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $460 million at March 31, 2021 and $562 million at December 31, 2020.
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
AbbVie manufactures and distributes Venclexta globally and is the principal in the end-customer product sales. Sales of Venclexta are included in AbbVie’s net revenues. Genentech’s share of United States profits is included in AbbVie’s cost of products sold. AbbVie records sales and marketing costs associated with the United States collaboration as part of selling, general and administrative (SG&A) expenses and global development costs as part of research and development (R&D) expenses, net of Genentech’s share. Royalties paid for Venclexta revenues outside the United States are also included in AbbVie’s cost of products sold.
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended March 31,
(in millions)	2021	2020
Genentech's share of profits, including royalties (included in cost of products sold)	$159	$128
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	11	14
AbbVie's share of development costs (included in R&D)	42	25
Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2020	$33,124
Measurement period adjustments(a)	(564)
Foreign currency translation adjustments	(211)
Balance as of March 31, 2021	$32,349
(a) Measurement period adjustments relate to the acquisition of Allergan (see Note 4).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of March 31, 2021, there were no accumulated goodwill impairment losses.

2021 Form 10-Q |	9

Intangible Assets, Net
The following table summarizes intangible assets:

	March 31, 2021			December 31, 2020
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$87,602	$(13,395)	$74,207	$87,707	$(11,620)	$76,087
License agreements	8,488	(3,129)	5,359	7,828	(2,916)	4,912
Total definite-lived intangible assets	96,090	(16,524)	79,566	95,535	(14,536)	80,999
Indefinite-lived research and development	1,727	—	1,727	1,877	—	1,877
Total intangible assets, net	$97,817	$(16,524)	$81,293	$97,412	$(14,536)	$82,876
Definite-Lived Intangible Assets
The increase in definite-lived intangible assets during the three months ended March 31, 2021 was primarily due to the measurement period adjustments from the completion of the valuation of certain license agreements acquired in the Allergan acquisition. Refer to Note 4 for additional information regarding these adjustments.
Amortization expense was $2.0 billion for the three months ended March 31, 2021 and $444 million for the three months ended March 31, 2020. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represents IPR&D associated with products that have not yet received regulatory approval. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist.

2021 Form 10-Q |	10

Note 7 Integration and Restructuring Plans

Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization. To achieve these integration objectives, AbbVie expects to incur total charges of approximately $2 billion through 2022. These costs will consist of severance and employee benefit costs (cash severance, non-cash severance including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.
The following table summarizes the charges associated with the Allergan acquisition integration plan:

	Severance and employee benefits		Other integration
	Three months ended March 31,		Three months ended March 31,
(in millions)	2021	2020	2021	2020
Cost of products sold	$6	$—	$15	$—
Research and development	—	—	51	—
Selling, general and administrative	17	—	50	38
Total charges	$23	$—	$116	$38
The following table summarizes the cash activity in the recorded liability associated with the integration plan for the three months ended March 31, 2021:

(in millions)	Severance and employee benefits	Other integration
Accrued balance as of December 31, 2020	$367	$20
Charges	21	108
Payments and other adjustments	(46)	(102)
Accrued balance as of March 31, 2021	$342	$26
Other Restructuring
AbbVie recorded restructuring charges of $38 million for the three months ended March 31, 2021 and $17 million for the three months ended March 31, 2020.
The following table summarizes the cash activity in the restructuring reserve for the three months ended March 31, 2021:

(in millions)
Accrued balance as of December 31, 2020	$90
Restructuring charges	38
Payments and other adjustments	(36)
Accrued balance as of March 31, 2021	$92

2021 Form 10-Q |	11

Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.0 billion at March 31, 2021 and $1.5 billion at December 31, 2020, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of March 31, 2021 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
In the third quarter of 2019, the company entered into treasury rate lock agreements with notional amounts totaling $10.0 billion to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the issuance of long-term debt in connection with the acquisition of Allergan. The treasury rate lock agreements were designated as cash flow hedges and recorded at fair value. The agreements were net settled upon issuance of the senior notes in November 2019 and the resulting net gain was recognized in other comprehensive loss. This gain is reclassified to interest expense, net over the term of the related debt.
In the fourth quarter of 2019, the company entered into interest rate swap contracts with notional amounts totaling $2.3 billion at March 31, 2021 and December 31, 2020. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. The contracts were designated as cash flow hedges and are recorded at fair value. Realized and unrealized gains or losses are included in AOCI and are reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $7.5 billion at March 31, 2021 and $8.6 billion at December 31, 2020.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had foreign currency forward exchange contracts with notional amounts totaling €2.0 billion at March 31, 2021 and €971 million at December 31, 2020. The company also had an aggregate principal amount of senior Euro notes designated as net investment hedges of €6.6 billion at March 31, 2021 and December 31, 2020. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
AbbVie is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $4.8 billion at March 31, 2021 and December 31, 2020. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2021 Form 10-Q |	12

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	March 31, 2021	December 31, 2020	Balance sheet caption	March 31, 2021	December 31, 2020
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$9	$2	Accounts payable and accrued liabilities	$31	$82
Designated as cash flow hedges	Other assets	1	—	Other long-term liabilities	—	6
Designated as net investment hedges	Prepaid expenses and other	42	—	Accounts payable and accrued liabilities	—	11
Not designated as hedges	Prepaid expenses and other	46	49	Accounts payable and accrued liabilities	71	33
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	8	14
Designated as cash flow hedges	Other assets	—	—	Other long-term liabilities	16	20
Designated as fair value hedges	Prepaid expenses and other	7	7	Accounts payable and accrued liabilities	—	—
Designated as fair value hedges	Other assets	74	131	Other long-term liabilities	—	—
Total derivatives		$179	$189		$126	$166
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive loss:

	Three months ended March 31,
(in millions)	2021	2020
Foreign currency forward exchange contracts
Designated as cash flow hedges	$35	$49
Designated as net investment hedges	99	40
Interest rate swap contracts designated as cash flow hedges	1	(46)
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax losses of $57 million into cost of products sold for foreign currency cash flow hedges, pre-tax losses of $19 million into interest expense, net for interest rate swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive loss pre-tax gains of $382 million for the three months ended March 31, 2021 and pre-tax gains of $60 million for the three months ended March 31, 2020.

2021 Form 10-Q |	13

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended March 31,
(in millions)	Statement of earnings caption	2021	2020
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$(12)	$—
Designated as net investment hedges	Interest expense, net	4	8
Not designated as hedges	Net foreign exchange loss	(25)	2
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	6
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	(7)	1
Designated as fair value hedges	Interest expense, net	(57)	360
Debt designated as hedged item in fair value hedges	Interest expense, net	57	(360)
Fair Value Measures
The fair value hierarchy consists of the following three levels:
•Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets that the company has the ability to access;
•Level 2 – Valuations based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations in which all significant inputs are observable in the market; and
•Level 3 – Valuations using significant inputs that are unobservable in the market and include the use of judgment by the company’s management about the assumptions market participants would use in pricing the asset or liability.
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2021:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$9,755	$2,981	$6,774	$—
Money market funds and time deposits	11	—	11	—
Debt securities	49	—	49	—
Equity securities	157	147	10	—
Interest rate swap contracts	81	—	81	—
Foreign currency contracts	98	—	98	—
Total assets	$10,151	$3,128	$7,023	$—
Liabilities
Interest rate swap contracts	$24	$—	$24	$—
Foreign currency contracts	102	—	102	—
Contingent consideration	12,522	—	—	12,522
Total liabilities	$12,648	$—	$126	$12,522

2021 Form 10-Q |	14

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of December 31, 2020:

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
The fair value of the company's contingent consideration liabilities as of March 31, 2021 was calculated using the following significant unobservable inputs:

	Range	Weighted average(a)
Discount rate	0.2% - 2.9%	1.7%
Probability of payment for unachieved milestones	56% - 92%	64%
Probability of payment for royalties by indication(b)	56% - 100%	90%
Projected year of payments	2021 - 2034	2027
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excludes early stage indications with 0% estimated probability of payment and includes approved indications with 100% probability of payment. Excluding approved indications, the estimated probability of payment ranged from 56% to 89% at March 31, 2021.

2021 Form 10-Q |	15

There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Three months ended March 31,
(in millions)	2021	2020
Beginning balance	$12,997	$7,340
Change in fair value recognized in net earnings	(343)	72
Payments	(132)	(53)
Ending balance	$12,522	$7,359
The change in fair value recognized in net earnings is recorded in other expense (income), net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of March 31, 2021 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$9	$9	$—	$9	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	11,331	11,400	10,862	538	—
Long-term debt and finance lease obligations, excluding fair value hedges	73,981	80,280	78,975	1,305	—
Total liabilities	$85,321	$91,689	$89,837	$1,852	$—
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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $110 million as of March 31, 2021 and $102 million as of December 31, 2020. No significant cumulative upward or downward adjustments have been recorded for these investments as of March 31, 2021.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 72% as of March 31, 2021 and December 31, 2020, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.
Humira (adalimumab) is AbbVie’s single largest product and accounted for approximately 37% of AbbVie’s total net revenues for the three months ended March 31, 2021 and 55% for the three months ended March 31, 2020.

2021 Form 10-Q |	16

Debt and Credit Facilities
Subsequent to March 31, 2021, the company repaid $1.8 billion aggregate principal amount of 2.3% senior notes and €750 million aggregate principal amount of 0.5% senior euro notes that were scheduled to mature during the second quarter of 2021 by exercising, under the terms of the notes, 30-day early redemptions at 100% of the principal amounts.
Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans		Other post- employment plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2021	2020	2021	2020
Service cost	$112	$92	$12	$12
Interest cost	58	61	5	9
Expected return on plan assets	(166)	(135)	—	—
Amortization of prior service cost (credit)	1	1	(10)	(1)
Amortization of actuarial loss	70	54	8	7
Net periodic benefit cost	$75	$73	$15	$27
The components of net periodic benefit cost other than service cost are included in other expense (income), net in the condensed consolidated statements of earnings.
Note 10 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and is summarized as follows:

	Three months ended March 31,
(in millions)	2021	2020
Cost of products sold	$20	$15
Research and development	87	92
Selling, general and administrative	162	112
Pre-tax compensation expense	269	219
Tax benefit	48	39
After-tax compensation expense	$221	$180
Stock Options
During the three months ended March 31, 2021, primarily in connection with the company's annual grant, AbbVie granted 1.1 million stock options with a weighted-average grant-date fair value of $16.28. As of March 31, 2021, $19 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the three months ended March 31, 2021, primarily in connection with the company's annual grant, AbbVie granted 6.3 million RSUs and performance shares with a weighted-average grant-date fair value of $106.09. As of March 31, 2021, $880 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

2021 Form 10-Q |	17

Cash Dividends
The following table summarizes quarterly cash dividends declared during 2021 and 2020:

2021			2020
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
02/18/21	05/14/21	$1.30	10/30/20	02/16/21	$1.30
			09/11/20	11/16/20	$1.18
			06/17/20	08/14/20	$1.18
			02/20/20	05/15/20	$1.18
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
AbbVie repurchased 5 million shares for $550 million during the three months ended March 31, 2021 and 6 million shares for $500 million during the three months ended March 31, 2020. AbbVie's remaining stock repurchase authorization was approximately $2.6 billion as of March 31, 2021.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2021:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2020	$583	$(790)	$(3,067)	$157	$(3,117)
Other comprehensive income (loss) before reclassifications	(677)	377	24	35	(241)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(3)	55	11	63
Net current-period other comprehensive income (loss)	(677)	374	79	46	(178)
Balance as of March 31, 2021	$(94)	$(416)	$(2,988)	$203	$(3,295)
Other comprehensive loss for the three months ended March 31, 2021 included foreign currency translation adjustments totaling a loss of $677 million, which was principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2020:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post- employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2019	$(928)	$9	$(2,965)	$288	$(3,596)
Other comprehensive income (loss) before reclassifications	(227)	78	8	4	(137)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(6)	48	(6)	36
Net current-period other comprehensive income (loss)	(227)	72	56	(2)	(101)
Balance as of March 31, 2020	$(1,155)	$81	$(2,909)	$286	$(3,697)
Other comprehensive loss for the three months ended March 31, 2020 included foreign currency translation adjustments totaling a loss of $227 million, which was principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.

2021 Form 10-Q |	18

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended March 31,
(in millions) (brackets denote gains)	2021	2020
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(4)	$(8)
Tax expense	1	2
Total reclassifications, net of tax	$(3)	$(6)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$69	$61
Tax benefit	(14)	(13)
Total reclassifications, net of tax	$55	$48
Cash flow hedging activities
Losses on foreign currency forward exchange contracts(c)	$12	$—
Gains on treasury rate lock agreements(a)	(6)	(7)
Losses on interest rate swap contracts(a)	7	—
Tax benefit	(2)	1
Total reclassifications, net of tax	$11	$(6)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 8% for the three months ended March 31, 2021 and 3% for the three months ended March 31, 2020. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for the three months ended March 31, 2021 over the prior year was principally due to the beneficial tax impact of a change in tax rate in a foreign jurisdiction in prior year, the impact of changes in contingent consideration liabilities, collaboration related costs and changes in the company's taxable earnings among jurisdictions.
Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $116 million.
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

2021 Form 10-Q |	19

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

2021 Form 10-Q |	20

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
Shareholder and Securities Litigation
In June 2016, a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Similar lawsuits were filed between July 2017 and October 2019 against AbbVie and in some instances its chief executive officer in the same court by additional investment funds. The court granted motions dismissing the claims of three investment-fund plaintiffs, which they appealed. In March 2021, in the first of those appeals, the dismissal was affirmed. One of these plaintiffs refiled its lawsuit in New York state court in June 2020 while the appeal of its dismissal in Illinois is pending. In November 2020, the New York Supreme Court for the County of New York dismissed that lawsuit, which is being appealed. Plaintiffs seek compensatory and punitive damages.
In October 2018, a federal securities purported class action lawsuit, Holwill v. AbbVie Inc., et al., was filed in the United States District Court for the Northern District of Illinois) against AbbVie, its chief executive officer and former chief financial officer, alleging that reasons stated for Humira sales growth in financial filings between 2013 and 2017 were misleading because they omitted alleged misconduct in connection with Humira patient and reimbursement support services and other services and items of value that allegedly induced Humira prescriptions.
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

2021 Form 10-Q |	21

which is in a global collaboration with Pharmacyclics concerning the development and marketing of Imbruvica, is the co-plaintiff in this suit.
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib tablets (a drug Pharmacyclics sells under the trademark Imbruvica). Cases were filed in the United States District Court for the District of Delaware in March 2019 and March 2020 against Alvogen Pine Brook LLC and Natco Pharma Ltd. Pharmacyclics alleges defendants’ proposed generic ibrutinib tablet product infringes certain Pharmacyclics patents and seeks declaratory and injunctive relief. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of Imbruvica, is the co-plaintiff in these suits.
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
In January 2019, Allergan, Inc. and Allergan plc (now Allergan Limited) and Medytox Inc. (collectively, "Complainants") filed a complaint with the United States International Trade Commission (ITC) against Daewoong Pharmaceuticals Co., Ltd., Daewoong Co., Ltd., and Evolus Inc. (collectively, "Respondents") requesting the ITC commence an investigation regarding the importation into the United States of Respondents' botulinum neurotoxin products, including Jeuveau, which Complainants assert were developed using Medytox's trade secrets. Complainants seek permanent exclusion and cease and desist orders covering Respondents' products, including Jeuveau. In July 2020, the administrative law judge issued an initial ruling in favor of Allergan and Medytox. In December 2020, the full Commission affirmed, in part, and reversed, in part, the initial ruling. In April 2021, Complainants and Evolus filed a motion for termination of the ITC proceeding without prejudice after settlement.
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

2021 Form 10-Q |	22

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
The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,

(in millions)		2021	2020
Immunology
Humira	United States	$3,907	$3,656
	International	960	1,047
	Total	$4,867	$4,703
Skyrizi	United States	$481	$266
	International	93	34
	Total	$574	$300
Rinvoq	United States	$245	$82
	International	58	4
	Total	$303	$86
Hematologic Oncology
Imbruvica	United States	$999	$966
	Collaboration revenues	269	266
	Total	$1,268	$1,232
Venclexta	United States	$225	$201
	International	180	116
	Total	$405	$317
Aesthetics
Botox Cosmetic (a)	United States	$305	$—
	International	172	—
	Total	$477	$—
Juvederm Collection (a)	United States	$123	$—
	International	198	—
	Total	$321	$—
Other Aesthetics (a)	United States	$300	$—
	International	43	—
	Total	$343	$—
Neuroscience
Botox Therapeutic (a)	United States	$429	$—
	International	103	—
	Total	$532	$—
Vraylar (a)	United States	$346	$—
Duodopa	United States	$25	$25
	International	104	99
	Total	$129	$124
Ubrelvy (a)	United States	$81	$—
Other Neuroscience (a)	United States	$156	$—
	International	4	—
	Total	$160	$—

2021 Form 10-Q |	23

		Three months ended March 31,

(in millions)		2021	2020
Eye Care
Lumigan/Ganfort (a)	United States	$66	$—
	International	77	—
	Total	$143	$—
Alphagan/Combigan(a)	United States	$80	$—
	International	38	—
	Total	$118	$—
Restasis (a)	United States	$267	$—
	International	13	—
	Total	$280	$—
Other Eye Care (a)	United States	$117	$—
	International	159	—
	Total	$276	$—
Women's Health
Lo Loestrin (a)	United States	$102	$—
	International	2	—
	Total	$104	$—
Orilissa/Oriahnn	United States	$29	$30
	International	1	1
	Total	$30	$31
Other Women's Health (a)	United States	$46	$—
	International	—	—
	Total	$46	$—
Other Key Products
Mavyret	United States	$170	$234
	International	245	325
	Total	$415	$559
Creon	United States	$274	$276
Lupron	United States	$171	$195
	International	42	38
	Total	$213	$233
Linzess/Constella (a)	United States	$215	$—
	International	7	—
	Total	$222	$—
Synthroid	United States	$191	$205
All other (a)		$892	$553
Total net revenues		$13,010	$8,619
(a) Net revenues include Allergan product revenues after the acquisition closing date of May 8, 2020.

2021 Form 10-Q |	24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of March 31, 2021 and December 31, 2020 and the results of operations for the three months ended March 31, 2021 and 2020. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
EXECUTIVE OVERVIEW
Company Overview
AbbVie is a global, research-based biopharmaceutical company. AbbVie uses its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases.
On May 8, 2020, AbbVie completed the acquisition of Allergan plc (Allergan). The acquisition of Allergan created a diversified biopharmaceutical company positioned for success with a comprehensive product portfolio that has leadership positions in key therapeutic areas of immunology, hematologic oncology, aesthetics, neuroscience, eye care and women's health. AbbVie's existing product portfolio and pipeline was enhanced with numerous Allergan assets and Allergan's product portfolio benefits from AbbVie's commercial strength, expertise and international infrastructure. See Note 4 to the Condensed Consolidated Financial Statements for additional information on the acquisition. Subsequent to the acquisition date, AbbVie's consolidated financial statements include the assets, liabilities, operating results and cash flows of Allergan.
AbbVie’s products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain aesthetic products and devices are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. Outside the United States, AbbVie sells products primarily to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie has approximately 48,000 employees. AbbVie operates as a single global business segment.
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
Financial Results
The company's financial performance for the three months ended March 31, 2021 included delivering worldwide net revenues of $13.0 billion, operating earnings of $4.1 billion, diluted earnings per share of $1.99 and cash flows from operations of $4.9 billion. Worldwide net revenues grew by 51% on a reported basis and 49% on a constant currency basis, which included $4.0 billion of contributed revenues from the Allergan acquisition, growth in the immunology portfolio from Skyrizi, Rinvoq and the continued strength of Humira in the U.S. as well as revenue growth from Imbruvica and Venclexta.
Diluted earnings per share was $1.99 for the three months ended March 31, 2021 and included the following after-tax costs: (i) $1.7 billion related to the amortization of intangible assets; (ii) $180 million for milestones and other research and development (R&D) expenses; (iii) $155 million of Allergan acquisition and integration expenses; and (iv) $62 million for acquired in-process research and development (IPR&D). These costs were partially offset by an after-tax benefit of $343 million for the change in fair value of contingent consideration liabilities. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization. The integration plan is expected to realize more than $2 billion of annual cost synergies over a

2021 Form 10-Q |	25

three-year period, with approximately 50% realized in R&D, 40% in selling, general and administrative (SG&A) and 10% in cost of products sold.
To achieve these integration objectives, AbbVie expects to incur total charges of approximately $2 billion through 2022. These costs will consist of severance and employee benefit costs (cash severance, non-cash severance, including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.
Impact of the Coronavirus Disease 2019 (COVID-19)
In response to the ongoing public health crisis posed by COVID-19, AbbVie continues to partner with global authorities to support the experimental use of multiple AbbVie assets to determine their efficacy in the treatment of COVID-19. AbbVie has also committed to supporting vaccine efforts in local communities around its headquarters, including launching a temporary vaccination clinic for seniors over 65 years old and supporting employee volunteers at vaccination sites. AbbVie continues to closely manage manufacturing and supply chain resources around the world to help ensure that patients continue to receive an uninterrupted supply of their medicines. Clinical trial sites are being monitored locally to protect the safety of study participants, staff and employees. While the impact of COVID-19 on AbbVie's operations to date has not been material, AbbVie continues to experience lower new patient starts in certain products and markets. AbbVie expects this matter could continue to negatively impact its results of operations throughout the duration of the outbreak. The extent to which COVID-19 may impact AbbVie's financial condition and results of operations remains uncertain and is dependent on numerous evolving factors, including the measures being taken by authorities to mitigate against the spread of COVID-19, the emergence of new variants and the availability and successful administration of effective vaccines.
Research and Development
Research and innovation are the cornerstones of AbbVie’s business as a global biopharmaceutical company. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie’s pipeline currently includes more than 90 compounds, devices or indications in development individually or under collaboration or license agreements and is focused on such important specialties as immunology, oncology, aesthetics, neuroscience, eye care and women's health along with targeted investments in cystic fibrosis. Of these programs, more than 50 are in mid- and late-stage development.
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
•In April 2021, AbbVie submitted a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration (FDA) and a marketing authorization application (MAA) to the European Medicines Agency (EMA) for the treatment of adults with active PsA.
•In April 2021, AbbVie received FDA approval of Skyrizi in a single dose pre-filled syringe and pre-filled pen. This approval will reduce the number of injections administered per treatment.
Rinvoq
•In January 2021, AbbVie announced that the European Commission (EC) approved Rinvoq for the treatment of adults with active PsA and ankylosing spondylitis (AS).

2021 Form 10-Q |	26

•In February 2021, AbbVie announced its Phase 3 U-ACCOMPLISH induction study of Rinvoq for the treatment of adult patients with moderate to severe ulcerative colitis met the primary and all ranked secondary endpoints.
•In March 2021, AbbVie announced the FDA extended the review period for the sNDA of Rinvoq for the treatment of adult patients with active PsA by three months to late second quarter 2021.
•In April 2021, AbbVie announced the FDA extended the review period for the sNDA of Rinvoq for the treatment of moderate to severe atopic dermatitis by three months to early third quarter 2021.
Oncology
Venclexta
•In April 2021, AbbVie announced that the Committee for Medicinal Products for Human Use (CHMP) of the EMA granted a positive opinion for Venclyxto in combination with hypomethylating agents for patients with newly diagnosed acute myeloid leukemia (AML) who are ineligible for intensive chemotherapy.
Neuroscience
Botox Therapeutic
•In February 2021, AbbVie received FDA approval of Botox for the treatment of detrusor overactivity associated with a neurological condition in certain pediatric patients 5 years of age and older.
Atogepant
•In March 2021, AbbVie announced that the FDA accepted the New Drug Application (NDA) for atogepant for the preventive treatment of migraine in adults who meet criteria for episodic migraine.
Eye Care
AGN-190584
•In February 2021, AbbVie submitted an NDA to the FDA for investigational AGN-190584 for the treatment of presbyopia.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

	Three months ended March 31,		Percent change
			At actual currency rates	At constant currency rates
(dollars in millions)	2021	2020
United States	$9,750	$6,158	58.3%	58.3%
International	3,260	2,461	32.5%	27.1%
Net revenues	$13,010	$8,619	51.0%	49.4%

2021 Form 10-Q |	27

The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,		Percent change
				At actual currency rates	At constant currency rates
(dollars in millions)		2021	2020
Immunology
Humira	United States	$3,907	$3,656	6.9%	6.9%
	International	960	1,047	(8.3)%	(12.6)%
	Total	$4,867	$4,703	3.5%	2.6%
Skyrizi	United States	$481	$266	80.6%	80.6%
	International	93	34	>100.0%	>100.0%
	Total	$574	$300	91.1%	88.9%
Rinvoq	United States	$245	$82	>100.0%	>100.0%
	International	58	4	>100.0%	>100.0%
	Total	$303	$86	>100.0%	>100.0%
Hematologic Oncology
Imbruvica	United States	$999	$966	3.3%	3.3%
	Collaboration revenues	269	266	1.4%	1.4%
	Total	$1,268	$1,232	2.9%	2.9%
Venclexta	United States	$225	$201	12.2%	12.2%
	International	180	116	54.9%	45.6%
	Total	$405	$317	27.9%	24.5%
Aesthetics
Botox Cosmetic (a)	United States	$305	$—	n/m	n/m
	International	172	—	n/m	n/m
	Total	$477	$—	n/m	n/m
Juvederm Collection (a)	United States	$123	$—	n/m	n/m
	International	198	—	n/m	n/m
	Total	$321	$—	n/m	n/m
Other Aesthetics (a)	United States	$300	$—	n/m	n/m
	International	43	—	n/m	n/m
	Total	$343	$—	n/m	n/m
Neuroscience
Botox Therapeutic (a)	United States	$429	$—	n/m	n/m
	International	103	—	n/m	n/m
	Total	$532	$—	n/m	n/m
Vraylar (a)	United States	$346	$—	n/m	n/m
Duodopa	United States	$25	$25	0.8%	0.8%
	International	104	99	4.7%	(4.5)%
	Total	$129	$124	3.9%	(3.4)%
Ubrelvy (a)	United States	$81	$—	n/m	n/m
Other Neuroscience (a)	United States	$156	$—	n/m	n/m
	International	4	—	n/m	n/m
	Total	$160	$—	n/m	n/m

2021 Form 10-Q |	28

		Three months ended March 31,		Percent change
				At actual currency rates	At constant currency rates
(dollars in millions)		2021	2020
Eye Care
Lumigan/Ganfort (a)	United States	$66	$—	n/m	n/m
	International	77	—	n/m	n/m
	Total	$143	$—	n/m	n/m
Alphagan/Combigan(a)	United States	$80	$—	n/m	n/m
	International	38	—	n/m	n/m
	Total	$118	$—	n/m	n/m
Restasis (a)	United States	$267	$—	n/m	n/m
	International	13	—	n/m	n/m
	Total	$280	$—	n/m	n/m
Other Eye Care (a)	United States	$117	$—	n/m	n/m
	International	159	—	n/m	n/m
	Total	$276	$—	n/m	n/m
Women's Health
Lo Loestrin (a)	United States	$102	$—	n/m	n/m
	International	2	—	n/m	n/m
	Total	$104	$—	n/m	n/m
Orilissa/Oriahnn	United States	$29	$30	(5.0)%	(5.0)%
	International	1	1	58.8%	52.8%
	Total	$30	$31	(3.3)%	(3.5)%
Other Women's Health (a)	United States	$46	$—	n/m	n/m
	International	—	—	n/m	n/m
	Total	$46	$—	n/m	n/m
Other Key Products
Mavyret	United States	$170	$234	(26.9)%	(26.9)%
	International	245	325	(24.8)%	(29.5)%
	Total	$415	$559	(25.7)%	(28.4)%
Creon	United States	$274	$276	(0.9)%	(0.9)%
Lupron	United States	$171	$195	(12.1)%	(12.1)%
	International	42	38	10.8%	9.0%
	Total	$213	$233	(8.3)%	(8.6)%
Linzess/Constella (a)	United States	$215	$—	n/m	n/m
	International	7	—	n/m	n/m
	Total	$222	$—	n/m	n/m
Synthroid	United States	$191	$205	(6.8)%	(6.8)%
All other		$892	$553	61.3%	58.6%
Total net revenues		$13,010	$8,619	51.0%	49.4%
n/m – Not meaningful
(a) Net revenues include Allergan product revenues after the acquisition closing date of May 8, 2020.
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales increased 3% for the three months ended March 31, 2021 primarily driven by market growth across therapeutic categories, offset by direct biosimilar competition in certain international markets. In the United States, Humira sales increased 7% for the three months ended March 31, 2021 driven by market growth across all indications and favorable pricing. This increase was partially offset by slightly lower market share following corresponding market share gains of Skyrizi and Rinvoq. Internationally, Humira revenues decreased 13% for the three months ended March 31, 2021 primarily driven by direct biosimilar competition in certain international markets.
Net revenues for Skyrizi increased 89% for the three months ended March 31, 2021 as a result of continued strong volume and market share uptake since launch in 2019 as a treatment for plaque psoriasis as well as market growth over the prior year.

2021 Form 10-Q |	29

Net revenues for Rinvoq increased more than 100% for the three months ended March 31, 2021 primarily driven by increased market share for the treatment of moderate to severe rheumatoid arthritis since launch in 2019 as well as market growth.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues increased 3% for the three months ended March 31, 2021 primarily driven by favorable pricing, partially offset by lower new patient starts due to the COVID-19 pandemic as well as the impact of the prior year COVID-19 inventory stocking benefit.
Net revenues for Venclexta increased by 24% for the three months ended March 31, 2021 primarily due to continued expansion of Venclexta for the treatment of patients with first-line chronic lymphocytic leukemia (CLL), relapsed/refractory CLL and first-line AML, partially offset by lower new patient starts due to the COVID-19 pandemic.
Net revenues for Botox Cosmetic used in facial aesthetics were $477 million for the three months ended March 31, 2021 subsequent to the completion of the Allergan acquisition.
Net revenues for Juvederm Collection (including Juvederm Ultra XC, Juvederm Voluma XC and other Juvederm products) used in facial aesthetics were $321 million for the three months ended March 31, 2021 subsequent to the completion of the Allergan acquisition.
Net revenues for Botox Therapeutic used primarily in neuroscience and urology therapeutic areas were $532 million for the three months ended March 31, 2021 subsequent to the completion of the Allergan acquisition.
Net revenues for Vraylar for the treatment of schizophrenia, bipolar I disorder and bipolar depression were $346 million for the three months ended March 31, 2021 subsequent to the completion of the Allergan acquisition.
Net revenues for Ubrelvy for the acute treatment of migraine with or without aura in adults were $81 million for the three months ended March 31, 2021 subsequent to the completion of the Allergan acquisition.
Global Mavyret sales decreased by 28% for the three months ended March 31, 2021 primarily driven by disruption of global hepatitis C virus (HCV) markets due to the COVID-19 pandemic.
Net revenues for Lupron decreased by 9% for the three months ended March 31, 2021 as the company works to resolve a near-term supply issue which has impacted product availability of certain formulations.
Gross Margin

	Three months ended March 31,
(dollars in millions)	2021	2020	% change
Gross margin	$8,797	$6,677	32%
as a % of net revenues	68%	77%
Gross margin as a percentage of net revenues decreased for the three months ended March 31, 2021 compared to the prior year. Gross margin percentage for the three months ended March 31, 2021 was unfavorably impacted by higher amortization of intangible assets associated with the Allergan acquisition.
Selling, General and Administrative

	Three months ended March 31,
(dollars in millions)	2021	2020	% change
Selling, general and administrative	$2,842	$1,695	68%
as a % of net revenues	22%	20%
SG&A expenses as a percentage of net revenues increased for the three months ended March 31, 2021 compared to the prior year. SG&A expense percentage for the three months ended March 31, 2021 was unfavorably impacted by incremental SG&A expenses of Allergan, including integration costs resulting from the acquisition.

2021 Form 10-Q |	30

Research and Development and Acquired In-Process Research and Development

	Three months ended March 31,
(dollars in millions)	2021	2020	% change
Research and development	$1,782	$1,379	29%
as a % of net revenues	14%	16%
Acquired in-process research and development	$70	$—	n/m
R&D expenses as a percentage of net revenues decreased for the three months ended March 31, 2021 compared to the prior year. R&D expense percentage was favorably impacted by the increased scale of the combined company for the period subsequent to the completion of the Allergan acquisition.
Acquired IPR&D expenses reflect upfront payments related to various collaborations. There were no individually significant transactions during the three months ended March 31, 2021 and 2020.
Other Non-Operating Expenses

	Three months ended March 31,
(in millions)	2021	2020
Interest expense	$632	$563
Interest income	(10)	(135)
Interest expense, net	$622	$428

Net foreign exchange loss	$9	$5
Other expense (income), net	(395)	72
Interest expense increased for the three months ended March 31, 2021 compared to the prior year primarily due to a higher average debt balance associated with the incremental Allergan debt acquired partially offset by the favorable impact of lower interest rates on the company’s floating rate debt obligations.
Interest income decreased for the three months ended March 31, 2021 compared to the prior year primarily due to a lower average cash and cash equivalents balance as a result of the cash paid for the Allergan acquisition.
Other expense (income), net included a benefit related to the change in fair value of contingent consideration liabilities of $343 million for the three months ended March 31, 2021 compared to a charge of $72 million for the three months ended March 31, 2020. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three months ended March 31, 2021, the change in fair value represented higher discount rates partially offset by the passage of time. For the three months ended March 31, 2020, the change in fair value represented the passage of time partially offset by higher discount rates.
Income Tax Expense
The effective tax rate was 8% for the three months ended March 31, 2021 and 3% for the three months ended March 31, 2020. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for the three months ended March 31, 2021 over the prior year was principally due to the beneficial tax impact of a change in tax rate in a foreign jurisdiction in prior year, the impact of changes in contingent consideration liabilities, collaboration related costs and changes in the company's taxable earnings among jurisdictions.

2021 Form 10-Q |	31

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
(in millions)	2021	2020
Cash flows provided by (used in):
Operating activities	$4,877	$3,815
Investing activities	(342)	(129)
Financing activities	(3,174)	(2,422)
Operating cash flows for the three months ended March 31, 2021 increased compared to the prior year. Operating cash flows for the three months ended March 31, 2021 were favorably impacted by higher net revenues of the combined company, partially offset by the timing of working capital cash flows and integration-related cash expenses.
Investing cash flows for the three months ended March 31, 2021 included payments made for other acquisitions and investments of $198 million, capital expenditures of $188 million and net purchases of investment securities totaling $5 million. Investing cash flows for the three months ended March 31, 2020 included capital expenditures of $125 million, net sales and maturities of investment securities totaling $13 million and payments made for other acquisitions and investments of $12 million.
Financing cash flows for the three months ended March 31, 2021 included cash dividend payments of $2.3 billion for the three months ended March 31, 2021 and $1.8 billion for the three months ended March 31, 2020. The increase in cash dividend payments was primarily driven by higher outstanding shares following the 286 million shares of AbbVie common stock issued to Allergan shareholders in May 2020 as well as an increase in the dividend rate. On February 18, 2021, the board of directors declared a quarterly cash dividend of $1.30 per share for stockholders of record at the close of business on April 15, 2021, payable on May 14, 2021. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 5 million shares for $550 million during the three months ended March 31, 2021 and 6 million shares for $500 million during the three months ended March 31, 2020.
Subsequent to March 31, 2021, the company repaid $1.8 billion aggregate principal amount of 2.3% senior notes and €750 million aggregate principal amount of 0.5% senior euro notes that were scheduled to mature during the second quarter of 2021 by exercising, under the terms of the notes, 30-day early redemptions at 100% of the principal amounts.
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
AbbVie currently has a $4.0 billion five-year revolving credit facility that matures in August 2024. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At March 31, 2021, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of March 31, 2021 and December 31, 2020.
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

2021 Form 10-Q |	32

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
Credit Ratings
There were no changes in the company’s credit ratings during three months ended March 31, 2021. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in the company’s application of its critical accounting policies during the three months ended March 31, 2021.
FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q may be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, failure to realize the expected benefits from AbbVie's acquisition of Allergan, failure to promptly and effectively integrate Allergan's businesses, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, changes to laws and regulations applicable to our industry and the impact of public health outbreaks, epidemics or pandemics, such as COVID-19. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2020, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2020.

2021 Form 10-Q |	33

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended March 31, 2021.
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

2021 Form 10-Q |	34

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 – January 31, 2021	908	(1)	$106.07	(1)	—	$3,193,341,387
February 1, 2021 – February 28, 2021	5,135,125	(1)	$107.13	(1)	5,134,221	$2,643,316,927
March 1, 2021 – March 31, 2021	44,890	(1)	$106.68	(1)	—	$2,643,316,927
Total	5,180,923	(1)	$107.12	(1)	5,134,221	$2,643,316,927

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 908 in January; 904 in February; and 44,890 in March.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2021 Form 10-Q |	35

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

4.1	Description of the company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement*

10.2	Form of AbbVie Inc. Performance Share Award Agreement*

10.3	Form of AbbVie Inc. Non-Employee Director RSU Agreement (US)*

10.4	Form of AbbVie Inc. Non-Qualified Stock Option Agreement*

10.5	Form of AbbVie Inc. Retention RSU Agreement - Ratable Vesting*

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 7, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2021 Form 10-Q |	36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Robert A. Michael
Robert A. Michael
Executive Vice President,
Chief Financial Officer

Date: May 7, 2021

2021 Form 10-Q |	37