Form 10-Q
period 2021-06-30
AbbVie Inc.
filed 2021-08-02
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
As of July 26, 2021, AbbVie Inc. had 1,767,175,532 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net revenues	$13,959	$10,425	$26,969	$19,044

Cost of products sold	4,523	3,711	8,736	5,653
Selling, general and administrative	3,164	3,527	6,006	5,222
Research and development	1,802	1,582	3,584	2,961
Acquired in-process research and development	97	853	167	853
Other operating income	(68)	—	(68)	—
Total operating costs and expenses	9,518	9,673	18,425	14,689
Operating earnings	4,441	752	8,544	4,355

Interest expense, net	606	614	1,228	1,042
Net foreign exchange loss	14	29	23	34
Other expense, net	2,658	802	2,263	874
Earnings (loss) before income tax expense	1,163	(693)	5,030	2,405
Income tax expense	394	46	706	134
Net earnings (loss)	769	(739)	4,324	2,271
Net earnings (loss) attributable to noncontrolling interest	3	(1)	5	(1)
Net earnings (loss) attributable to AbbVie Inc.	$766	$(738)	$4,319	$2,272

Per share data
Basic earnings (loss) per share attributable to AbbVie Inc.	$0.42	$(0.46)	$2.42	$1.44
Diluted earnings (loss) per share attributable to AbbVie Inc.	$0.42	$(0.46)	$2.41	$1.43

Weighted-average basic shares outstanding	1,769	1,647	1,769	1,564
Weighted-average diluted shares outstanding	1,776	1,647	1,776	1,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Net earnings (loss)	$769	$(739)	$4,324	$2,271

Foreign currency translation adjustments, net of tax expense (benefit) of $1 for the three months and $(24) for the six months ended June 30, 2021 and $4 for the three months and $(4) for the six months ended June 30, 2020	244	441	(433)	214
Net investment hedging activities, net of tax expense (benefit) of $(31) for the three months and $72 for the six months ended June 30, 2021 and $(60) for the three months and $(40) for the six months ended June 30, 2020	(114)	(213)	260	(141)
Pension and post-employment benefits, net of tax expense (benefit) of $14 for the three months and $33 for the six months ended June 30, 2021 and $12 for the three months and $27 for six months ended June 30, 2020	50	43	129	99
Cash flow hedging activities, net of tax expense (benefit) of $— for the three months and $3 for the six months ended June 30, 2021 and $(2) for the three months and $(4) for the six months ended June 30, 2020	12	(9)	58	(11)
Other comprehensive income	192	262	14	161
Comprehensive income (loss)	961	(477)	4,338	2,432
Comprehensive income (loss) attributable to noncontrolling interest	3	(1)	5	(1)
Comprehensive income (loss) attributable to AbbVie Inc.	$958	$(476)	$4,333	$2,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and equivalents	$8,546	$8,449
Short-term investments	54	30
Accounts receivable, net	9,914	8,822
Inventories	3,386	3,310
Prepaid expenses and other	4,099	3,562
Total current assets	25,999	24,173

Investments	266	293
Property and equipment, net	5,161	5,248
Intangible assets, net	79,340	82,876
Goodwill	32,398	33,124
Other assets	4,808	4,851
Total assets	$147,972	$150,565

Liabilities and Equity
Current liabilities
Short-term borrowings	$17	$34
Current portion of long-term debt and finance lease obligations	7,884	8,468
Accounts payable and accrued liabilities	20,783	20,159
Total current liabilities	28,684	28,661

Long-term debt and finance lease obligations	74,237	77,554
Deferred income taxes	3,661	3,646
Other long-term liabilities	28,796	27,607

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,801,041,492 shares issued as of June 30, 2021 and 1,792,140,764 as of December 31, 2020	18	18
Common stock held in treasury, at cost, 34,015,942 shares as of June 30, 2021 and 27,007,945 as of December 31, 2020	(3,022)	(2,264)
Additional paid-in capital	17,936	17,384
Retained earnings	740	1,055
Accumulated other comprehensive loss	(3,103)	(3,117)
Total stockholders' equity	12,569	13,076
Noncontrolling interest	25	21
Total equity	12,594	13,097

Total liabilities and equity	$147,972	$150,565
The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at March 31, 2020	1,477	$18	$(25,110)	$15,401	$5,973	$(3,697)	$—	$(7,415)
Net loss attributable to AbbVie Inc.	—	—	—	—	(738)	—	—	(738)
Other comprehensive income, net of tax	—	—	—	—	—	262	—	262
Dividends declared	—	—	—	—	(2,105)	—	—	(2,105)
Common shares and equity awards issued for acquisition of Allergan plc	286	—	23,166	1,243	—	—	—	24,409
Purchases of treasury stock	—	—	(19)	—	—	—	—	(19)
Stock-based compensation plans and other	1	—	5	309	—	—	—	314
Change in noncontrolling interest	—	—	—	—	—	—	24	24
Balance at June 30, 2020	1,764	$18	$(1,958)	$16,953	$3,130	$(3,435)	$24	$14,732

Balance at March 31, 2021	1,766	$18	$(3,017)	$17,712	$2,292	$(3,295)	$23	$13,733
Net earnings attributable to AbbVie Inc.	—	—	—	—	766	—	—	766
Other comprehensive income, net of tax	—	—	—	—	—	192	—	192
Dividends declared	—	—	—	—	(2,318)	—	—	(2,318)
Purchases of treasury stock	—	—	(10)	—	—	—	—	(10)
Stock-based compensation plans and other	1	—	5	224	—	—	—	229
Change in noncontrolling interest	—	—	—	—	—	—	2	2
Balance at June 30, 2021	1,767	$18	$(3,022)	$17,936	$740	$(3,103)	$25	$12,594

Balance at December 31, 2019	1,479	$18	$(24,504)	$15,193	$4,717	$(3,596)	$—	$(8,172)
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,272	—	—	2,272
Other comprehensive income, net of tax	—	—	—	—	—	161	—	161
Dividends declared	—	—	—	—	(3,859)	—	—	(3,859)
Common shares and equity awards issued for acquisition of Allergan plc	286	—	23,166	1,243	—	—	—	24,409
Purchases of treasury stock	(7)	—	(662)	—	—	—	—	(662)
Stock-based compensation plans and other	6	—	42	517	—	—	—	559
Change in noncontrolling interest	—	—	—	—	—	—	24	24
Balance at June 30, 2020	1,764	$18	$(1,958)	$16,953	$3,130	$(3,435)	$24	$14,732

Balance at December 31, 2020	1,765	$18	$(2,264)	$17,384	$1,055	$(3,117)	$21	$13,097
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,319	—	—	4,319
Other comprehensive income, net of tax	—	—	—	—	—	14	—	14
Dividends declared	—	—	—	—	(4,634)	—	—	(4,634)
Purchases of treasury stock	(7)	—	(797)	—	—	—	—	(797)
Stock-based compensation plans and other	9	—	39	552	—	—	—	591
Change in noncontrolling interest	—	—	—	—	—	—	4	4
Balance at June 30, 2021	1,767	$18	$(3,022)	$17,936	$740	$(3,103)	$25	$12,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2021	2020
Cash flows from operating activities
Net earnings (loss)	$4,324	$2,271
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	407	264
Amortization of intangible assets	4,008	1,850
Deferred income taxes	(119)	(257)
Change in fair value of contingent consideration liabilities	2,349	881
Stock-based compensation	428	455
Upfront costs and milestones related to collaborations	317	943
Gain on divestitures	(68)	—
Other, net	67	434
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,162)	(543)
Inventories	(249)	(304)
Prepaid expenses and other assets	(281)	240
Accounts payable and other liabilities	308	466
Income tax assets and liabilities, net	(562)	204
Cash flows from operating activities	9,767	6,904

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(38,138)
Other acquisitions and investments	(345)	(192)
Acquisitions of property and equipment	(383)	(302)
Purchases of investment securities	(56)	(32)
Sales and maturities of investment securities	65	1,429
Other, net	135	1,454
Cash flows from investing activities	(584)	(35,781)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	3,000
Repayments of long-term debt and finance lease obligations	(3,461)	(3,763)
Debt issuance costs	—	(20)
Dividends paid	(4,632)	(3,515)
Purchases of treasury stock	(797)	(662)
Proceeds from the exercise of stock options	144	77
Payments of contingent consideration liabilities	(313)	(129)
Other, net	1	20
Cash flows from financing activities	(9,058)	(4,992)
Effect of exchange rate changes on cash and equivalents	(28)	(38)
Net change in cash and equivalents	97	(33,907)
Cash and equivalents, beginning of period	8,449	39,924

Cash and equivalents, end of period	$8,546	$6,017

Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	$—	$23,979
The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	5

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
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Interest expense	$615	$632	$1,247	$1,195
Interest income	(9)	(18)	(19)	(153)
Interest expense, net	$606	$614	$1,228	$1,042
Inventories

(in millions)	June 30, 2021	December 31, 2020
Finished goods	$1,140	$1,318
Work-in-process	1,372	1,201
Raw materials	874	791
Inventories	$3,386	$3,310

2021 Form 10-Q |	6

Property and Equipment, Net

(in millions)	June 30, 2021	December 31, 2020
Property and equipment, gross	$10,816	$10,859
Accumulated depreciation	(5,655)	(5,611)
Property and equipment, net	$5,161	$5,248
Depreciation expense was $201 million for the three months and $407 million for the six months ended June 30, 2021 and $149 million for the three months and $264 million for the six months ended June 30, 2020.
Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Basic EPS
Net earnings (loss) attributable to AbbVie Inc.	$766	$(738)	$4,319	$2,272
Earnings allocated to participating securities	17	18	34	28
Earnings (loss) available to common shareholders	$749	$(756)	$4,285	$2,244
Weighted-average basic shares outstanding	1,769	1,647	1,769	1,564
Basic earnings (loss) per share attributable to AbbVie Inc.	$0.42	$(0.46)	$2.42	$1.44

Diluted EPS
Net earnings (loss) attributable to AbbVie Inc.	$766	$(738)	$4,319	$2,272
Earnings allocated to participating securities	17	18	34	28
Earnings (loss) available to common shareholders	$749	$(756)	$4,285	$2,244
Weighted-average shares of common stock outstanding	1,769	1,647	1,769	1,564
Effect of dilutive securities	7	—	7	4
Weighted-average diluted shares outstanding	1,776	1,647	1,776	1,568
Diluted earnings (loss) per share attributable to AbbVie Inc.	$0.42	$(0.46)	$2.41	$1.43
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

The acquisition of Allergan was accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed was finalized during the three months ended June 30, 2021. Measurement period adjustments to the preliminary purchase price allocation during the six months ended June 30, 2021 included: (i) an increase to intangible assets of $710 million; (ii) an increase to deferred income tax liabilities of $148 million; (iii) other individually insignificant adjustments for a net increase to identifiable net assets of $2 million; and (iv) a corresponding decrease to goodwill of $564 million. The measurement period adjustments primarily resulted from the completion of the valuation of certain license agreement intangible assets based on facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. These adjustments did not have a significant impact on AbbVie's results of operations for the three and six months ended June 30, 2021 and would not have had a significant impact on prior period results if these adjustments had been made as of the acquisition date.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $345 million for the six months ended June 30, 2021 and $192 million for the six months ended June 30, 2020. AbbVie recorded acquired in-process research and development (IPR&D) charges of $97 million for the three months and $167 million for the six months ended June 30, 2021 and recorded acquired IPR&D charges of $853 million for the three and six months ended June 30, 2020.
TeneoOne and TNB-383B
In June 2021, AbbVie exercised its exclusive right to acquire TeneoOne, an affiliate of Teneobio, Inc., and TNB-383B, a BCMA-targeting immunotherapeutic for the potential treatment of relapsed or refractory multiple myeloma (R/R MM). In February 2019, AbbVie and TeneoOne entered a strategic transaction to develop and commercialize TNB-383B, a bispecific antibody that simultaneously targets BCMA and CD3 and is designed to direct the body's own immune system to target and kill BCMA-expressing tumor cells. AbbVie exercised its exclusive right to acquire TeneoOne and TNB-383B based on an interim analysis of an ongoing Phase 1 study. Under the terms of the agreement, AbbVie will make a $400 million warrant exercise payment subject to adjustments for certain expenses. Closing of the transaction is subject to regulatory approval. AbbVie could make additional payments of up to $250 million upon the achievement of certain development, regulatory and commercial milestones.
Soliton, Inc.
In May 2021, AbbVie announced that it entered into a definitive agreement with Soliton, Inc. (Soliton) to acquire Soliton and RESONIC, its Rapid Acoustic Pulse device which recently received U.S. Food and Drug Administration (FDA) 510(k) clearance and is a non-invasive treatment for the short-term improvement in the appearance of cellulite. Under the terms of the transaction agreement, AbbVie will pay $22.60 per share in cash for each outstanding share of Soliton for an enterprise value of approximately $550 million. Closing of the transaction is subject to regulatory approval.
Calico Life Sciences LLC
In July 2021, AbbVie and Calico Life Sciences LLC (Calico) announced an extension of their collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. This is the second collaboration extension and builds on the partnership established in 2014 and extended in 2018. The extension is for an additional three years, beginning in 2022, and AbbVie and Calico will each commit to contribute an additional $500 million which will be recorded as an expense in the condensed consolidated statement of earnings in the third quarter of 2021. AbbVie and Calico have advanced three clinical stage programs in immuno-oncology and neurodegeneration and have a portfolio of more than 20 early-stage programs targeting specific disease pathways.
Genmab A/S
In June 2020, AbbVie and Genmab A/S (Genmab) entered into a collaboration agreement to jointly develop and commercialize three of Genmab's early-stage investigational bispecific antibody therapeutics and entered into a discovery research collaboration for future differentiated antibody therapeutics for the treatment of cancer. Under the terms of the agreement, Genmab granted to AbbVie an exclusive license to its epcoritamab (DuoBody-CD3xCD20), DuoHexaBody-CD37 and DuoBody-CD3x5T4 programs. For epcoritamab, the companies will share commercial responsibilities in the U.S. and Japan, with AbbVie responsible for further global commercialization. Genmab will record net revenues in the U.S. and Japan, and the parties will share equally in pre-tax profits from these sales. Genmab will receive tiered royalties on remaining global sales. For the discovery research partnership, Genmab will conduct Phase 1 studies for these programs and AbbVie retains the right to opt-in to program development. AbbVie made an upfront payment of $750 million, which was recorded to IPR&D in the condensed consolidated statement of earnings in the three

2021 Form 10-Q |	8

months ended June 30, 2020. The agreement also includes additional payments of up to $3.2 billion upon the achievement of certain development, regulatory and commercial milestones for all programs.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended June 30, 2021 and 2020.
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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
United States - Janssen's share of profits (included in cost of products sold)	$514	$493	$979	$943
International - AbbVie's share of profits (included in net revenues)	282	233	551	499
Global - AbbVie's share of other costs (included in respective line items)	74	67	144	137
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $308 million at June 30, 2021 and $283 million at December 31, 2020. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $498 million at June 30, 2021 and $562 million at December 31, 2020.
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

2021 Form 10-Q |	9

Genentech’s share. Royalties paid for Venclexta revenues outside the United States are also included in AbbVie’s cost of products sold.
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Genentech's share of profits, including royalties (included in cost of products sold)	$168	$123	$327	$251
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	8	11	19	25
AbbVie's share of development costs (included in R&D)	34	36	76	61
Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2020	$33,124
Measurement period adjustments(a)	(564)
Foreign currency translation adjustments and other	(162)
Balance as of June 30, 2021	$32,398
(a) Measurement period adjustments relate to the acquisition of Allergan (see Note 4).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of June 30, 2021, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	June 30, 2021			December 31, 2020
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$87,771	$(15,153)	$72,618	$87,707	$(11,620)	$76,087
License agreements	8,486	(3,314)	5,172	7,828	(2,916)	4,912
Total definite-lived intangible assets	96,257	(18,467)	77,790	95,535	(14,536)	80,999
Indefinite-lived research and development	1,550	—	1,550	1,877	—	1,877
Total intangible assets, net	$97,807	$(18,467)	$79,340	$97,412	$(14,536)	$82,876
Definite-Lived Intangible Assets
The increase in definite-lived intangible assets during the six months ended June 30, 2021 was primarily due to the measurement period adjustments from the completion of the valuation of certain license agreements acquired in the Allergan acquisition. See Note 4 for additional information regarding these adjustments.
Amortization expense was $2.0 billion for the three months and $4.0 billion for the six months ended June 30, 2021 and $1.4 billion for the three months and $1.9 billion for the six months ended June 30, 2020. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.

2021 Form 10-Q |	10

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
The following table summarizes the charges associated with the Allergan acquisition integration plan:

	Severance and employee benefits				Other integration
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Cost of products sold	$—	$33	$6	$33	$25	$1	$40	$1
Research and development	—	132	—	132	18	44	69	44
Selling, general and administrative	12	318	29	318	75	60	125	98
Total charges	$12	$483	$35	$483	$118	$105	$234	$143
The following table summarizes the cash activity in the recorded liability associated with the integration plan for the six months ended June 30, 2021:

(in millions)	Severance and employee benefits	Other integration
Accrued balance as of December 31, 2020	$367	$20
Charges	31	216
Payments and other adjustments	(159)	(222)
Accrued balance as of June 30, 2021	$239	$14
Other Restructuring
AbbVie recorded restructuring charges of $5 million for the three months and $43 million for the six months ended June 30, 2021 and $14 million for the three months and $31 million for the six months ended June 30, 2020.
The following table summarizes the cash activity in the restructuring reserve for the six months ended June 30, 2021:

(in millions)
Accrued balance as of December 31, 2020	$90
Restructuring charges	43
Payments and other adjustments	(64)
Accrued balance as of June 30, 2021	$69

2021 Form 10-Q |	11

Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.7 billion at June 30, 2021 and $1.5 billion at December 31, 2020, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of June 30, 2021 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
In the third quarter of 2019, the company entered into treasury rate lock agreements with notional amounts totaling $10.0 billion to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the issuance of long-term debt in connection with the acquisition of Allergan. The treasury rate lock agreements were designated as cash flow hedges and recorded at fair value. The agreements were net settled upon issuance of the senior notes in November 2019 and the resulting net gain was recognized in other comprehensive income. This gain is reclassified to interest expense, net over the term of the related debt.
The company is party to interest rate swap contracts designated as cash flow hedges with notional amounts totaling $1.5 billion at June 30, 2021 and $2.3 billion at December 31, 2020. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. Realized and unrealized gains or losses are included in AOCI and are reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $7.8 billion at June 30, 2021 and $8.6 billion at December 31, 2020.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had foreign currency forward exchange contracts with notional amounts totaling €2.8 billion at June 30, 2021 and €971 million at December 31, 2020. The company also had an aggregate principal amount of senior Euro notes designated as net investment hedges of €5.9 billion at June 30, 2021 and €6.6 billion at December 31, 2020. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $3.8 billion at June 30, 2021 and $4.8 billion December 31, 2020. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2021 Form 10-Q |	12

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	June 30, 2021	December 31, 2020	Balance sheet caption	June 30, 2021	December 31, 2020
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$14	$2	Accounts payable and accrued liabilities	$22	$82
Designated as cash flow hedges	Other assets	2	—	Other long-term liabilities	1	6
Designated as net investment hedges	Prepaid expenses and other	64	—	Accounts payable and accrued liabilities	—	11
Not designated as hedges	Prepaid expenses and other	38	49	Accounts payable and accrued liabilities	59	33
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	4	14
Designated as cash flow hedges	Other assets	—	—	Other long-term liabilities	14	20
Designated as fair value hedges	Prepaid expenses and other	—	7	Accounts payable and accrued liabilities	—	—
Designated as fair value hedges	Other assets	70	131	Other long-term liabilities	—	—
Total derivatives		$188	$189		$100	$166
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Foreign currency forward exchange contracts
Designated as cash flow hedges	$(11)	$(2)	$24	$47
Designated as net investment hedges	(14)	(16)	85	24
Interest rate swap contracts designated as cash flow hedges	—	(6)	1	(52)
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax losses of $49 million into cost of products sold for foreign currency cash flow hedges, pre-tax losses of $15 million into interest expense, net for interest rate swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income pre-tax losses of $126 million for the three months and pre-tax gains of $256 million for the six months ended June 30, 2021 and pre-tax losses of $252 million for the three months and pre-tax losses of $192 million for the six months ended June 30, 2020.

2021 Form 10-Q |	13

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings (loss). See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended June 30,		Six months ended June 30,
(in millions)	Statement of earnings caption	2021	2020	2021	2020
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$(22)	$—	$(34)	$—
Designated as net investment hedges	Interest expense, net	5	5	9	13
Not designated as hedges	Net foreign exchange loss	(3)	3	(28)	5
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	6	12	12
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	(7)	(3)	(14)	(2)
Designated as fair value hedges	Interest expense, net	(11)	37	(68)	397
Debt designated as hedged item in fair value hedges	Interest expense, net	11	(37)	68	(397)
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
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2021:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$8,546	$2,886	$5,660	$—
Money market funds and time deposits	10	—	10	—
Debt securities	71	—	71	—
Equity securities	121	110	11	—
Interest rate swap contracts	70	—	70	—
Foreign currency contracts	118	—	118	—
Total assets	$8,936	$2,996	$5,940	$—
Liabilities
Interest rate swap contracts	$18	$—	$18	$—
Foreign currency contracts	82	—	82	—
Contingent consideration	14,989	—	—	14,989
Total liabilities	$15,089	$—	$100	$14,989

2021 Form 10-Q |	14

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
The fair value of the company's contingent consideration liabilities as of June 30, 2021 was calculated using the following significant unobservable inputs:

	Range	Weighted average(a)
Discount rate	0.1% - 2.5%	1.4%
Probability of payment for unachieved milestones	56% - 92%	87%
Probability of payment for royalties by indication(b)	56% - 100%	95%
Projected year of payments	2021 - 2034	2027
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excluding approved indications, the estimated probability of payment ranged from 56% to 89% at June 30, 2021.

2021 Form 10-Q |	15

There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Six months ended June 30,
(in millions)	2021	2020
Beginning balance	$12,997	$7,340
Additions(a)	—	121
Change in fair value recognized in net earnings	2,349	881
Payments	(357)	(129)
Ending balance	$14,989	$8,213
(a) Represents contingent consideration liabilities assumed in the Allergan acquisition.
The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of June 30, 2021 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$17	$17	$—	$17	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	7,884	7,925	7,636	289	—
Long-term debt and finance lease obligations, excluding fair value hedges	74,051	82,070	80,747	1,323	—
Total liabilities	$81,952	$90,012	$88,383	$1,629	$—
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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $118 million as of June 30, 2021 and $102 million as of December 31, 2020. No significant cumulative upward or downward adjustments have been recorded for these investments as of June 30, 2021.

2021 Form 10-Q |	16

Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 73% as of June 30, 2021 and 72% as of December 31, 2020, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.
Humira (adalimumab) is AbbVie’s single largest product and accounted for approximately 37% of AbbVie’s total net revenues for the six months ended June 30, 2021 and 50% for the six months ended June 30, 2020.
Debt and Credit Facilities
In April 2021, the company repaid $1.8 billion aggregate principal amount of 2.3% senior notes that were scheduled to mature in May 2021. In May 2021, the company repaid €750 million aggregate principal amount of 0.5% senior euro notes that were scheduled to mature in June 2021. These repayments were made by exercising, under the terms of the notes, 30-day early redemptions at 100% of the principal amounts. The company also repaid $750 million aggregate principal amount of floating rate senior notes at maturity in May 2021.
In connection with the acquisition of Allergan, in May 2020, the company borrowed $3.0 billion under a $6.0 billion term loan credit agreement, consisting of a $1.0 billion floating rate three-year term loan tranche and a $2.0 billion floating rate five-year term loan tranche. Subsequent to these borrowings, AbbVie terminated the unused commitments of the lenders under the term loan.
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
In May 2020, the company also repaid $3.8 billion aggregate principal amount of 2.5% senior notes at maturity.
Short-Term Borrowings
There were no commercial paper borrowings outstanding as of June 30, 2021 and December 31, 2020. There were no commercial paper borrowings issued during the six months ended June 30, 2021. The weighted-average interest rate on commercial paper borrowings was 1.8% for the six months ended June 30, 2020.
Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$109	$92	$221	$184	$12	$9	$24	$21
Interest cost	60	67	118	128	4	8	9	17
Expected return on plan assets	(166)	(143)	(332)	(278)	—	—	—	—
Amortization of prior service cost (credit)	—	—	1	1	(9)	(1)	(19)	(2)
Amortization of actuarial loss	75	59	145	113	8	5	16	12
Net periodic benefit cost	$78	$75	$153	$148	$15	$21	$30	$48
The components of net periodic benefit cost other than service cost are included in other expense, net in the condensed consolidated statements of earnings.

2021 Form 10-Q |	17

Note 10 Equity

Stock-Based Compensation
In May 2021, stockholders of the company approved the AbbVie Amended and Restated 2013 Incentive Stock Program (the Amended Plan), which amends and restates the AbbVie 2013 Incentive Stock Program, including an increase in the number of shares available for issuance of 44 million shares and an extension of the program to May 2031. Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the Amended Plan and is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Cost of products sold	$10	$11	$30	$26
Research and development	47	54	134	146
Selling, general and administrative	102	171	264	283
Pre-tax compensation expense	159	236	428	455
Tax benefit	26	38	74	77
After-tax compensation expense	$133	$198	$354	$378
Stock Options
During the six months ended June 30, 2021, primarily in connection with the company's annual grant, AbbVie granted 1.1 million stock options with a weighted-average grant-date fair value of $16.28. As of June 30, 2021, $15 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the six months ended June 30, 2021, primarily in connection with the company's annual grant, AbbVie granted 7.3 million RSUs and performance shares with a weighted-average grant-date fair value of $105.29. As of June 30, 2021, $849 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2021 and 2020:

2021			2020
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
06/17/21	08/16/21	$1.30	10/30/20	02/16/21	$1.30
02/18/21	05/14/21	$1.30	09/11/20	11/16/20	$1.18
			06/17/20	08/14/20	$1.18
			02/20/20	05/15/20	$1.18
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
AbbVie repurchased 5 million shares for $550 million during the six months ended June 30, 2021 and 6 million shares for $500 million during the six months ended June 30, 2020. AbbVie's remaining stock repurchase authorization was approximately $2.6 billion as of June 30, 2021.

2021 Form 10-Q |	18

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2021:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2020	$583	$(790)	$(3,067)	$157	$(3,117)
Other comprehensive income (loss) before reclassifications	(433)	267	16	27	(123)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(7)	113	31	137
Net current-period other comprehensive income (loss)	(433)	260	129	58	14
Balance as of June 30, 2021	$150	$(530)	$(2,938)	$215	$(3,103)
Other comprehensive income for the six months ended June 30, 2021 included foreign currency translation adjustments totaling a loss of $433 million, which was principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.
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
Other comprehensive income for the six months ended June 30, 2020 included foreign currency translation adjustments totaling a gain of $214 million, which was principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated assets.

2021 Form 10-Q |	19

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
(in millions) (brackets denote gains)	2021	2020	2021	2020
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(5)	$(5)	$(9)	$(13)
Tax expense	1	1	2	3
Total reclassifications, net of tax	$(4)	$(4)	$(7)	$(10)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$74	$64	$143	$125
Tax benefit	(16)	(14)	(30)	(27)
Total reclassifications, net of tax	$58	$50	$113	$98
Cash flow hedging activities
Losses on foreign currency forward exchange contracts(c)	$22	$—	$34	$—
Gains on treasury rate lock agreements(a)	(6)	(6)	(12)	(12)
Losses on interest rate swap contracts(a)	7	3	14	2
Tax benefit	(3)	—	(5)	1
Total reclassifications, net of tax	$20	$(3)	$31	$(9)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 34% for the three months and 14% for the six months ended June 30, 2021 compared to 7% income tax expense on pre-tax loss for the three months ended June 30, 2020 and 6% income tax expense on pre-tax income for the six months ended June 30, 2020. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for the three and six months ended June 30, 2021 over the prior year was primarily due to accretion on contingent consideration in 2021 as well as non-deductible Allergan acquisition related expenses and a change in tax rate in a foreign jurisdiction in 2020.
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

2021 Form 10-Q |	20

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
Lawsuits are pending against Allergan Inc. generally alleging that Allergan’s petitioning to the U.S. Patent Office and Food and Drug Administration and other conduct by Allergan involving Restasis violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages, injunctive relief and attorneys’ fees. The lawsuits, certified as a class action filed on behalf of indirect purchasers of Restasis, are consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York under the MDL Rules as In re: Restasis (Cyclosporine Ophthalmic Emulsion) Antitrust Litigation, MDL No. 2819. In May 2021, the parties reached an agreement in principle to settle this matter that, once finalized, will be subject to court approval.
Lawsuits are pending against Forest Laboratories, LLC and others generally alleging that 2012 and 2013 patent litigation settlements involving Bystolic with six generic manufacturers violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages, injunctive relief, and attorneys’ fees. The

2021 Form 10-Q |	21

lawsuits, purported class actions filed on behalf of direct and indirect purchasers of Bystolic, are consolidated as In re: Bystolic Antitrust Litigation in the United States District Court for the Southern District of New York.
Government Proceedings
Lawsuits are pending against Allergan and other defendants generally alleging that they improperly marketed and/or distributed prescription opioid products. Approximately 3,100 matters are pending against Allergan. The federal court cases are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 300 of the claims are pending in various state courts. The plaintiffs in these cases, which include states, counties, cities, school districts, hospitals, union trust funds and third-party payors, generally seek compensatory and punitive damages.
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
In October 2018, a federal securities purported class action lawsuit, Holwill v. AbbVie Inc., et al., was filed in the United States District Court for the Northern District of Illinois against AbbVie, its chief executive officer and former chief financial officer, alleging that reasons stated for Humira sales growth in financial filings between 2013 and 2017 were misleading because they omitted alleged misconduct in connection with Humira patient and reimbursement support services and other services and items of value that allegedly induced Humira prescriptions.
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
Lawsuits are pending against Allergan and certain of its current and former officers alleging they made misrepresentations and omissions regarding Allergan’s former Actavis generics unit and its alleged anticompetitive conduct with other generic drug companies. The lawsuits were filed by Allergan shareholders and consist of three purported class actions and one individual action seeking monetary damages and attorney’s fees that have been consolidated in the U.S. District Court for the District of New Jersey as In re: Allergan Generic Drug Pricing Securities Litigation. In July 2021, the parties reached an agreement to settle the class action lawsuits, which is pending court approval.
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
Intellectual Property Litigation
AbbVie Inc. and AbbVie Biotechnology Ltd are seeking to enforce their patent rights relating to adalimumab (a drug AbbVie sells under the trademark Humira). In April 2021 and May 2021, cases were filed in the United States District Court for the Northern District of Illinois against Alvotech hf. AbbVie alleges defendant’s proposed biosimilar adalimumab product infringes certain AbbVie

2021 Form 10-Q |	22

patents and seeks declaratory and injunctive relief. Defendant has filed a motion to dismiss the April 2021 case on jurisdictional grounds. In May 2021, Alvotech hf. and its U.S. subsidiary Alvotech USA, Inc. filed a declaratory judgment action in the United States Eastern District of Virginia seeking a declaration that the same patents at issue in AbbVie’s April 2021 Illinois case are invalid or not infringed. AbbVie has filed a motion to dismiss or transfer that case to the Northern District of Illinois.
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

2021 Form 10-Q |	23

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
The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Six months ended June 30,

(in millions)		2021	2020	2021	2020
Immunology
Humira	United States	$4,257	$3,974	$8,164	$7,630
	International	811	863	1,771	1,910
	Total	$5,068	$4,837	$9,935	$9,540
Skyrizi	United States	$565	$289	$1,046	$555
	International	109	41	202	75
	Total	$674	$330	$1,248	$630
Rinvoq	United States	$296	$136	$541	$218
	International	82	13	140	17
	Total	$378	$149	$681	$235
Hematologic Oncology
Imbruvica	United States	$1,099	$1,055	$2,098	$2,021
	Collaboration revenues	282	233	551	499
	Total	$1,381	$1,288	$2,649	$2,520
Venclexta	United States	$223	$191	$448	$392
	International	212	112	392	228
	Total	$435	$303	$840	$620
Aesthetics
Botox Cosmetic (a)	United States	$366	$147	$671	$147
	International	218	79	390	79
	Total	$584	$226	$1,061	$226
Juvederm Collection (a)	United States	$196	$56	$319	$56
	International	232	57	430	57
	Total	$428	$113	$749	$113
Other Aesthetics (a)	United States	$363	$127	$663	$127
	International	59	15	102	15
	Total	$422	$142	$765	$142
Neuroscience
Botox Therapeutic (a)	United States	$488	$254	$917	$254
	International	115	43	218	43
	Total	$603	$297	$1,135	$297
Vraylar (a)	United States	$432	$192	$778	$192
Duodopa	United States	$25	$25	$50	$50
	International	102	93	206	192
	Total	$127	$118	$256	$242
Ubrelvy (a)	United States	$126	$22	$207	$22
Other Neuroscience (a)	United States	$167	$103	$323	$103
	International	4	2	8	2
	Total	$171	$105	$331	$105

2021 Form 10-Q |	24

		Three months ended June 30,		Six months ended June 30,

(in millions)		2021	2020	2021	2020
Eye Care
Lumigan/Ganfort (a)	United States	$72	$35	$138	$35
	International	77	41	154	41
	Total	$149	$76	$292	$76
Alphagan/Combigan(a)	United States	$102	$47	$182	$47
	International	40	22	78	22
	Total	$142	$69	$260	$69
Restasis (a)	United States	$312	$138	$579	$138
	International	15	6	28	6
	Total	$327	$144	$607	$144
Other Eye Care (a)	United States	$130	$54	$247	$54
	International	171	74	330	74
	Total	$301	$128	$577	$128
Women's Health
Lo Loestrin (a)	United States	$93	$78	$195	$78
	International	5	2	7	2
	Total	$98	$80	$202	$80
Orilissa/Oriahnn	United States	$36	$30	$65	$60
	International	2	1	3	2
	Total	$38	$31	$68	$62
Other Women's Health (a)	United States	$50	$34	$96	$34
	International	5	2	5	2
	Total	$55	$36	$101	$36
Other Key Products
Mavyret	United States	$204	$146	$374	$380
	International	238	230	483	555
	Total	$442	$376	$857	$935
Creon	United States	$280	$252	$554	$528
Lupron	United States	$151	$167	$322	$362
	International	47	38	89	76
	Total	$198	$205	$411	$438
Linzess/Constella (a)	United States	$260	$130	$475	$130
	International	8	3	15	3
	Total	$268	$133	$490	$133
Synthroid	United States	$192	$183	$383	$388
All other (a)		$640	$590	$1,532	$1,143
Total net revenues		$13,959	$10,425	$26,969	$19,044
(a) Net revenues include Allergan product revenues after the acquisition closing date of May 8, 2020.

2021 Form 10-Q |	25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of June 30, 2021 and December 31, 2020 and the results of operations for the three and six months ended June 30, 2021 and 2020. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
Financial Results
The company's financial performance for the six months ended June 30, 2021 included delivering worldwide net revenues of $27.0 billion, operating earnings of $8.5 billion, diluted earnings per share of $2.41 and cash flows from operations of $9.8 billion. Worldwide net revenues grew by 42% on a reported basis and 40% on a constant currency basis, which included $8.6 billion of contributed revenues from the Allergan acquisition, growth in the immunology portfolio from Skyrizi, Rinvoq and the continued strength of Humira in the U.S. as well as revenue growth from Venclexta and Imbruvica.
Diluted earnings per share was $2.41 for the six months ended June 30, 2021 and included the following after-tax costs: (i) $3.3 billion related to the amortization of intangible assets; (ii) $2.3 billion for the change in fair value of contingent consideration liabilities; (iii) $295 million for milestones and other research and development (R&D) expenses; (iv) $261 million of Allergan acquisition and integration expenses; (v) $159 million for acquired in-process research and development (IPR&D); and (vi) $93 million for charges related to litigation matters. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization. The integration plan is expected to realize more than $2 billion of annual cost synergies over a

2021 Form 10-Q |	26

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
•In June 2021, AbbVie announced top-line results from its Phase 3 FORTIFY study for Skyrizi in patients with moderate to severe Crohn’s Disease met the co-primary endpoints.

2021 Form 10-Q |	27

Rinvoq
•In January 2021, AbbVie announced that the European Commission (EC) approved Rinvoq for the treatment of adults with active PsA and ankylosing spondylitis (AS).
•In February 2021, AbbVie announced its Phase 3 U-ACCOMPLISH induction study of Rinvoq for the treatment of adult patients with moderate to severe ulcerative colitis (UC) met the primary and all ranked secondary endpoints.
•In March 2021, AbbVie announced the FDA extended the review period for the sNDA of Rinvoq for the treatment of adult patients with active PsA by three months to late second quarter 2021.
•In April 2021, AbbVie announced the FDA extended the review period for the sNDA of Rinvoq for the treatment of moderate to severe atopic dermatitis (AD) by three months to early third quarter 2021.
•In June and July 2021, AbbVie announced the FDA will not meet the Prescription Drug User Fee Act (PDUFA) action dates for the sNDAs of Rinvoq for the treatment of adults with active PsA and adults with active AS as well as adults and adolescents with moderate to severe AD. No formal regulatory action has been taken on the sNDAs for Rinvoq in PsA, AS or AD.
•In June 2021, AbbVie announced that the Committee for Medicinal Products for Human Use (CHMP) of the EMA granted a positive opinion for Rinvoq for the expanded use in patients 12 years and older with moderate to severe AD who are candidates for systemic therapy.
•In June 2021, AbbVie announced the results from its Phase 3 maintenance study of Rinvoq in patients with UC met the primary and all secondary endpoints.
Oncology
Venclexta
•In April 2021, AbbVie announced that the CHMP of the EMA granted a positive opinion for Venclyxto in combination with hypomethylating agents for patients with newly diagnosed acute myeloid leukemia (AML) who are ineligible for intensive chemotherapy.
•In May 2021, AbbVie received European Commission approval for Venclyxto in combination with a hypomethylating agent for patients with newly diagnosed AML who are ineligible for intensive chemotherapy.
•In July 2021, AbbVie announced that the FDA granted a Breakthrough Therapy Designation to Venclexta in combination with azacitidine for the potential treatment of adult patients with previously untreated intermediate-, high- and very high-risk myelodysplastic syndromes.
Imbruvica
•In June 2021, AbbVie announced results from its Phase 3 GLOW study comparing the efficacy and safety of Imbruvica in combination with Venclexta versus chlorambucil plus obinutuzumab for first-line treatment in patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) met its primary endpoint.
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

2021 Form 10-Q |	28

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

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2021	2020			2021	2020
United States	$10,804	$8,147	32.6%	32.6%	$20,554	$14,305	43.7%	43.7%
International	3,155	2,278	38.4%	30.1%	6,415	4,739	35.3%	28.5%
Net revenues	$13,959	$10,425	33.9%	32.1%	$26,969	$19,044	41.6%	39.9%

2021 Form 10-Q |	29

The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2021	2020			2021	2020
Immunology
Humira	United States	$4,257	$3,974	7.1%	7.1%	$8,164	$7,630	7.0%	7.0%
	International	811	863	(6.0)%	(12.6)%	1,771	1,910	(7.3)%	(12.6)%
	Total	$5,068	$4,837	4.8%	3.6%	$9,935	$9,540	4.1%	3.0%
Skyrizi	United States	$565	$289	95.7%	95.7%	$1,046	$555	88.5%	88.5%
	International	109	41	>100.0%	>100.0%	202	75	>100.0%	>100.0%
	Total	$674	$330	>100.0%	>100.0%	$1,248	$630	98.0%	95.7%
Rinvoq	United States	$296	$136	>100.0%	>100.0%	$541	$218	>100.0%	>100.0%
	International	82	13	>100.0%	>100.0%	140	17	>100.0%	>100.0%
	Total	$378	$149	>100.0%	>100.0%	$681	$235	>100.0%	>100.0%
Hematologic Oncology
Imbruvica	United States	$1,099	$1,055	4.3%	4.3%	$2,098	$2,021	3.8%	3.8%
	Collaboration revenues	282	233	20.6%	20.6%	551	499	10.4%	10.4%
	Total	$1,381	$1,288	7.2%	7.2%	$2,649	$2,520	5.1%	5.1%
Venclexta	United States	$223	$191	16.3%	16.3%	$448	$392	14.2%	14.2%
	International	212	112	89.3%	75.9%	392	228	71.8%	60.5%
	Total	$435	$303	43.2%	38.3%	$840	$620	35.4%	31.2%
Aesthetics
Botox Cosmetic (a)	United States	$366	$147	>100.0%	>100.0%	$671	$147	>100.0%	>100.0%
	International	218	79	>100.0%	>100.0%	390	79	>100.0%	>100.0%
	Total	$584	$226	>100.0%	>100.0%	$1,061	$226	>100.0%	>100.0%
Juvederm Collection (a)	United States	$196	$56	>100.0%	>100.0%	$319	$56	>100.0%	>100.0%
	International	232	57	>100.0%	>100.0%	430	57	>100.0%	>100.0%
	Total	$428	$113	>100.0%	>100.0%	$749	$113	>100.0%	>100.0%
Other Aesthetics (a)	United States	$363	$127	>100.0%	>100.0%	$663	$127	>100.0%	>100.0%
	International	59	15	>100.0%	>100.0%	102	15	>100.0%	>100.0%
	Total	$422	$142	>100.0%	>100.0%	$765	$142	>100.0%	>100.0%
Neuroscience
Botox Therapeutic (a)	United States	$488	$254	92.4%	92.4%	$917	$254	>100.0%	>100.0%
	International	115	43	>100.0%	>100.0%	218	43	>100.0%	>100.0%
	Total	$603	$297	>100.0%	99.4%	$1,135	$297	>100.0%	>100.0%
Vraylar (a)	United States	$432	$192	>100.0%	>100.0%	$778	$192	>100.0%	>100.0%
Duodopa	United States	$25	$25	(1.3)%	(1.3)%	$50	$50	(0.3)%	(0.3)%
	International	102	93	10.3%	1.1%	206	192	7.4%	(1.8)%
	Total	$127	$118	7.8%	0.5%	$256	$242	5.8%	(1.5)%
Ubrelvy (a)	United States	$126	$22	>100.0%	>100.0%	$207	$22	>100.0%	>100.0%
Other Neuroscience (a)	United States	$167	$103	61.0%	61.0%	$323	$103	>100.0%	>100.0%
	International	4	2	>100.0%	>100.0%	8	2	>100.0%	>100.0%
	Total	$171	$105	62.9%	62.4%	$331	$105	>100.0%	>100.0%

2021 Form 10-Q |	30

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2021	2020			2021	2020
Eye Care
Lumigan/Ganfort (a)	United States	$72	$35	>100.0%	>100.0%	$138	$35	>100.0%	>100.0%
	International	77	41	86.2%	70.9%	154	41	>100.0%	>100.0%
	Total	$149	$76	94.6%	86.3%	$292	$76	>100.0%	>100.0%
Alphagan/Combigan(a)	United States	$102	$47	>100.0%	>100.0%	$182	$47	>100.0%	>100.0%
	International	40	22	76.0%	68.8%	78	22	>100.0%	>100.0%
	Total	$142	$69	>100.0%	>100.0%	$260	$69	>100.0%	>100.0%
Restasis (a)	United States	$312	$138	>100.0%	>100.0%	$579	$138	>100.0%	>100.0%
	International	15	6	>100.0%	>100.0%	28	6	>100.0%	>100.0%
	Total	$327	$144	>100.0%	>100.0%	$607	$144	>100.0%	>100.0%
Other Eye Care (a)	United States	$130	$54	>100.0%	>100.0%	$247	$54	>100.0%	>100.0%
	International	171	74	>100.0%	>100.0%	330	74	>100.0%	>100.0%
	Total	$301	$128	>100.0%	>100.0%	$577	$128	>100.0%	>100.0%
Women's Health
Lo Loestrin (a)	United States	$93	$78	19.8%	19.8%	$195	$78	>100.0%	>100.0%
	International	5	2	>100.0%	94.1%	7	2	>100.0%	>100.0%
	Total	$98	$80	21.9%	21.4%	$202	$80	>100.0%	>100.0%
Orilissa/Oriahnn	United States	$36	$30	21.3%	21.3%	$65	$60	8.2%	8.2%
	International	2	1	87.4%	67.6%	3	2	72.9%	60.2%
	Total	$38	$31	23.0%	22.5%	$68	$62	10.0%	9.7%
Other Women's Health (a)	United States	$50	$34	47.8%	47.8%	$96	$34	>100.0%	>100.0%
	International	5	2	>100.0%	>100.0%	5	2	>100.0%	90.7%
	Total	$55	$36	53.7%	52.7%	$101	$36	>100.0%	>100.0%
Other Key Products
Mavyret	United States	$204	$146	37.6%	37.6%	$374	$380	(1.9)%	(1.9)%
	International	238	230	4.1%	(1.4)%	483	555	(12.9)%	(17.9)%
	Total	$442	$376	17.2%	13.9%	$857	$935	(8.4)%	(11.4)%
Creon	United States	$280	$252	11.0%	11.0%	$554	$528	4.8%	4.8%
Lupron	United States	$151	$167	(10.2)%	(10.2)%	$322	$362	(11.2)%	(11.2)%
	International	47	38	23.9%	16.6%	89	76	17.3%	12.8%
	Total	$198	$205	(4.0)%	(5.3)%	$411	$438	(6.3)%	(7.1)%
Linzess/Constella (a)	United States	$260	$130	>100.0%	>100.0%	$475	$130	>100.0%	>100.0%
	International	8	3	>100.0%	>100.0%	15	3	>100.0%	>100.0%
	Total	$268	$133	>100.0%	>100.0%	$490	$133	>100.0%	>100.0%
Synthroid	United States	$192	$183	5.0%	5.0%	$383	$388	(1.2)%	(1.2)%
All other (a)		$640	$590	9.1%	6.9%	$1,532	$1,143	34.4%	31.9%
Total net revenues		$13,959	$10,425	33.9%	32.1%	$26,969	$19,044	41.6%	39.9%
(a) Net revenues include Allergan product revenues after the acquisition closing date of May 8, 2020.
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales increased by 4% for the three months and 3% for the six months ended June 30, 2021 primarily driven by market growth across therapeutic categories, partially offset by direct biosimilar competition in certain international markets. In the United States, Humira sales increased by 7% for the three and six months ended June 30, 2021 primarily driven by market growth across all indications. This increase was partially offset by slightly lower market share following corresponding market share gains of Skyrizi and Rinvoq. Internationally, Humira revenues decreased by 13% for the three and six months ended June 30, 2021 primarily driven by direct biosimilar competition in certain international markets.
Net revenues for Skyrizi increased more than 100% for the three months and 96% for the six months ended June 30, 2021 primarily driven by continued strong volume and market share uptake since launch in 2019 as a treatment for plaque psoriasis as well as market growth over the prior year.

2021 Form 10-Q |	31

Net revenues for Rinvoq increased more than 100% for the three and six months ended June 30, 2021 primarily driven by continued strong volume and market share uptake since launch in 2019 for the treatment of moderate to severe rheumatoid arthritis as well as market growth over the prior year.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues increased by 7% for the three months and 5% for the six months ended June 30, 2021 primarily due to volume gains driven by market leadership, partially offset by lower new patient starts due to the COVID-19 pandemic and modest share loss in the United States.
Net revenues for Venclexta increased by 38% for the three months and 31% for the six months ended June 30, 2021 primarily due to continued expansion of Venclexta for the treatment of patients with first-line CLL, relapsed/refractory CLL and first-line AML.
Net revenues for Botox Cosmetic used in facial aesthetics increased more than 100% for the three and six months ended June 30, 2021 due to increased brand investment, strong recovery from the COVID-19 pandemic as well as a full period of Allergan results in 2021.
Net revenues for Juvederm Collection (including Juvederm Ultra XC, Juvederm Voluma XC and other Juvederm products) used in facial aesthetics increased more than 100% for the three and six months ended June 30, 2021 due to increased brand investment, strong recovery from the COVID-19 pandemic as well as a full period of Allergan results in 2021.
Net revenues for Botox Therapeutic used primarily in neuroscience and urology therapeutic areas increased by 99% for the three months and more than 100% for the six months ended June 30, 2021 due to a full period of Allergan results in 2021 as well as strong recovery from the COVID-19 pandemic.
Net revenues for Vraylar for the treatment of schizophrenia, bipolar I disorder and bipolar depression increased over 100% for the three and six months ended June 30, 2021 due to a full period of Allergan results in 2021 as well as higher market share and market growth.
Net revenues for Ubrelvy for the acute treatment of migraine with or without aura in adults increased more than 100% for the three and six months ended June 30, 2021 primarily due to increased market share uptake since launch in 2020.
Global Mavyret sales increased by 14% for the three months ended June 30, 2021, primarily driven by partial recovery of global hepatitis C virus (HCV) markets while sales decreased by 11% for the six months ended June 30, 2021 driven by disruption of global HCV markets due to the COVID-19 pandemic through the first quarter of 2021.
Net revenues for Lupron decreased by 5% for the three months and 7% for the six months ended June 30, 2021 as the company works to resolve a near-term supply issue which has impacted product availability of certain formulations.
Gross Margin

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2021	2020	% change	2021	2020	% change
Gross margin	$9,436	$6,714	41%	$18,233	$13,391	36%
as a % of net revenues	68%	64%		68%	70%
Gross margin as a percentage of net revenues increased for the three months and decreased for the six months ended June 30, 2021 compared to the prior year. Gross margin percentage for the three months ended June 30, 2021 was favorably impacted by lower amortization of inventory fair value step-up adjustment associated with the Allergan acquisition, partially offset by higher amortization of intangible assets associated with the Allergan acquisition. Gross margin percentage for the six months ended June 30, 2021 was unfavorably impacted by higher amortization of intangible assets associated with the Allergan acquisition, partially offset by lower inventory fair value step-up adjustment associated with the Allergan acquisition.

2021 Form 10-Q |	32

Selling, General and Administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2021	2020	% change	2021	2020	% change
Selling, general and administrative	$3,164	$3,527	(10)%	$6,006	$5,222	15%
as a % of net revenues	23%	34%		22%	27%
SG&A expenses as a percentage of net revenues decreased for the three and six months ended June 30, 2021 compared to the prior year. SG&A expense percentage for the three and six months ended June 30, 2021 was favorably impacted by lower transaction and integration costs related to the acquisition of Allergan.
Research and Development and Acquired In-Process Research and Development

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2021	2020	% change	2021	2020	% change
Research and development	$1,802	$1,582	14%	$3,584	$2,961	21%
as a % of net revenues	13%	15%		13%	16%
Acquired in-process research and development	$97	$853	(89)%	$167	$853	(80)%
R&D expenses as a percentage of net revenues decreased for the three and six months ended June 30, 2021 compared to the prior year. R&D expense percentage was favorably impacted by the increased scale of the combined company for the period subsequent to the completion of the Allergan acquisition.
Acquired IPR&D expenses reflect upfront payments related to various collaborations. There were no individually significant transactions during the three and six months ended June 30, 2021. Acquired IPR&D expense in the three and six months ended June 30, 2020 included a charge of $750 million as a result of entering a collaboration agreement with Genmab A/S to research, develop and commercialize investigational bispecific antibody therapeutics for the treatment of cancer.
Other Non-Operating Expenses

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Interest expense	$615	$632	$1,247	$1,195
Interest income	(9)	(18)	(19)	(153)
Interest expense, net	$606	$614	$1,228	$1,042

Net foreign exchange loss	$14	$29	$23	$34
Other expense, net	2,658	802	2,263	874
Interest expense decreased for the three months ended June 30, 2021 compared to the prior year primarily due to lower debt issuance costs and the favorable impact of lower interest rates on the company’s debt obligations, partially offset by a higher average debt balance associated with the incremental Allergan debt acquired. Interest expense increased for the six months ended June 30, 2021 primarily due to a higher average debt balance associated with the incremental Allergan debt acquired partially offset by lower debt issuance costs and the favorable impact of lower interest rates on the company’s floating rate debt obligations.
Interest income decreased for the three and six months ended June 30, 2021 compared to the prior year primarily due to a lower average cash and cash equivalents balance as a result of the cash paid for the Allergan acquisition and the unfavorable impact of lower interest rates.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $2.7 billion for the three months and $2.3 billion for the six months ended June 30, 2021 and $809 million for the three months and $881 million for the six months ended June 30, 2020. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three and six months ended June 30, 2021, the change in fair value represented higher estimated Skyrizi sales driven by stronger market share uptake, favorable Skyrizi clinical

2021 Form 10-Q |	33

trial results and lower discount rates. For the three and six months ended June 30, 2020, the change in fair value represented lower discount rates and passage of time.
Income Tax Expense
The effective tax rate was 34% on for the three months and 14% for the six months ended June 30, 2021 compared to 7% for the three months ended June 30, 2020 and 6% for the six months ended June 30, 2020. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and business development activities. The increase in the effective tax rate for the three and six months ended June 30, 2021 over the prior year was primarily due to accretion on contingent consideration in 2021 as well as non-deductible Allergan acquisition related expenses and a change in tax rate in a foreign jurisdiction in 2020.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
(in millions)	2021	2020
Cash flows provided by (used in):
Operating activities	$9,767	$6,904
Investing activities	(584)	(35,781)
Financing activities	(9,058)	(4,992)
Operating cash flows for the six months ended June 30, 2021 increased compared to the prior year. Operating cash flows for the six months ended June 30, 2021 were favorably impacted by higher net revenues of the combined company and lower acquisition-related cash expenses, partially offset by the timing of working capital cash flows, higher payments for income taxes and higher integration-related cash expenses.
Investing cash flows for the six months ended June 30, 2021 included capital expenditures of $383 million, payments made for other acquisitions and investments of $345 million, and net sales and maturities of investment securities totaling $9 million. Investing cash flows for the six months ended June 30, 2020 primarily included $39.7 billion cash consideration paid to acquire Allergan offset by cash acquired of $1.5 billion, capital expenditures of $302 million, net sales and maturities of investment securities totaling $1.4 billion and payments made for other acquisitions and investments of $192 million.
Financing cash flows for the six months ended June 30, 2021 included repayment of $1.8 billion aggregate principal amount of the company’s 2.3% senior notes and €750 million aggregate principal amount of the company’s 0.5% senior euro notes that were scheduled to mature during the second quarter of 2021 by exercising, under the terms of the notes, 30-day early redemptions at 100% of the principal amounts. It also included repayment of $750 million aggregate principal amount of floating rate senior notes at maturity in May 2021. Financing cash flows for the six months ended June 30, 2020 included the issuance of term loans totaling $3.0 billion under the existing $6.0 billion term loan credit agreement which were used to finance the acquisition of Allergan. Subsequent to these borrowings, AbbVie terminated the unused commitments of the lenders under the term loan. Additionally, financing cash flows included the May 2020 repayment of $3.8 billion aggregate principal amount of the company's 2.50% senior notes at maturity.
Cash dividend payments totaled $4.6 billion for the six months ended June 30, 2021 and $3.5 billion for the six months ended June 30, 2020. The increase in cash dividend payments was primarily driven by higher outstanding shares following the 286 million shares of AbbVie common stock issued to Allergan shareholders in May 2020 as well as an increase in the quarterly dividend rate. On June 17, 2021, the board of directors declared a quarterly cash dividend of $1.30 per share for stockholders of record at the close of business on July 15, 2021, payable on August 16, 2021. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 5 million shares for $550 million during the six months ended June 30, 2021 and 6 million shares for $500 million during the six months ended June 30, 2020.

2021 Form 10-Q |	34

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
AbbVie currently has a $4.0 billion five-year revolving credit facility that matures in August 2024. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At June 30, 2021, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of June 30, 2021 and December 31, 2020.
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
Credit Ratings
There were no changes in the company’s credit ratings during six months ended June 30, 2021. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in the company’s application of its critical accounting policies during the six months ended June 30, 2021.
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

2021 Form 10-Q |	35

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended June 30, 2021.
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

2021 Form 10-Q |	36

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 – April 30, 2021	1,007	(1)	$105.97	(1)	—	$2,643,316,927
May 1, 2021 – May 31, 2021	873	(1)	$114.44	(1)	—	$2,643,316,927
June 1, 2021 – June 30, 2021	961	(1)	$112.12	(1)	—	$2,643,316,927
Total	2,841	(1)	$110.65	(1)	—	$2,643,316,927

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 1,007 in April; 873 in May; and 961 in June.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2021 Form 10-Q |	37

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1	* AbbVie Amended and Restated 2013 Incentive Stock Program (incorporated by reference to Appendix C to the AbbVie Inc. Definitive Proxy Statement on Schedule 14A dated March 22, 2021).**

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 2, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________
* Incorporated herein by reference. Commission file number 001-35565.
** Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2021 Form 10-Q |	38

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Robert A. Michael
Robert A. Michael
Executive Vice President,
Chief Financial Officer

Date: August 2, 2021

2021 Form 10-Q |	39