Form 10-Q
period 2021-09-30
AbbVie Inc.
filed 2021-11-02
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
As of October 25, 2021, AbbVie Inc. had 1,767,880,465 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Net revenues	$14,342	$12,902	$41,311	$31,946

Cost of products sold	4,390	5,050	13,126	10,703
Selling, general and administrative	3,083	2,846	9,089	8,068
Research and development	1,673	1,706	5,257	4,667
Acquired in-process research and development	390	45	557	898
Other operating expense, net	500	—	432	—
Total operating costs and expenses	10,036	9,647	28,461	24,336
Operating earnings	4,306	3,255	12,850	7,610

Interest expense, net	585	620	1,813	1,662
Net foreign exchange loss	12	20	35	54
Other expense, net	21	115	2,284	989
Earnings before income tax expense	3,688	2,500	8,718	4,905
Income tax expense	508	187	1,214	321
Net earnings	3,180	2,313	7,504	4,584
Net earnings attributable to noncontrolling interest	1	5	6	4
Net earnings attributable to AbbVie Inc.	$3,179	$2,308	$7,498	$4,580

Per share data
Basic earnings per share attributable to AbbVie Inc.	$1.78	$1.30	$4.21	$2.78
Diluted earnings per share attributable to AbbVie Inc.	$1.78	$1.29	$4.19	$2.77

Weighted-average basic shares outstanding	1,770	1,769	1,769	1,633
Weighted-average diluted shares outstanding	1,777	1,774	1,776	1,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net earnings	$3,180	$2,313	$7,504	$4,584

Foreign currency translation adjustments, net of tax expense (benefit) of $(8) for the three months and $(32) for the nine months ended September 30, 2021 and $15 for the three months and $11 for the nine months ended September 30, 2020	(361)	512	(794)	726
Net investment hedging activities, net of tax expense (benefit) of $51 for the three months and $123 for the nine months ended September 30, 2021 and $(85) for the three months and $(125) for the nine months ended September 30, 2020	184	(314)	444	(455)
Pension and post-employment benefits, net of tax expense (benefit) of $17 for the three months and $50 for the nine months ended September 30, 2021 and $10 for the three months and $37 for nine months ended September 30, 2020	67	35	196	134
Cash flow hedging activities, net of tax expense (benefit) of $13 for the three months and $16 for the nine months ended September 30, 2021 and $(9) for the three months and $(13) for the nine months ended September 30, 2020	57	(57)	115	(68)
Other comprehensive income (loss)	(53)	176	(39)	337
Comprehensive income	3,127	2,489	7,465	4,921
Comprehensive income attributable to noncontrolling interest	1	5	6	4
Comprehensive income attributable to AbbVie Inc.	$3,126	$2,484	$7,459	$4,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and equivalents	$12,182	$8,449
Short-term investments	67	30
Accounts receivable, net	9,281	8,822
Inventories	3,094	3,310
Prepaid expenses and other	4,333	3,562
Total current assets	28,957	24,173

Investments	272	293
Property and equipment, net	5,130	5,248
Intangible assets, net	77,456	82,876
Goodwill	32,296	33,124
Other assets	4,747	4,851
Total assets	$148,858	$150,565

Liabilities and Equity
Current liabilities
Short-term borrowings	$16	$34
Current portion of long-term debt and finance lease obligations	6,656	8,468
Accounts payable and accrued liabilities	21,861	20,159
Total current liabilities	28,533	28,661

Long-term debt and finance lease obligations	74,049	77,554
Deferred income taxes	3,602	3,646
Other long-term liabilities	29,097	27,607

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,801,781,004 shares issued as of September 30, 2021 and 1,792,140,764 as of December 31, 2020	18	18
Common stock held in treasury, at cost, 33,974,112 shares as of September 30, 2021 and 27,007,945 as of December 31, 2020	(3,020)	(2,264)
Additional paid-in capital	18,108	17,384
Retained earnings	1,600	1,055
Accumulated other comprehensive loss	(3,156)	(3,117)
Total stockholders' equity	13,550	13,076
Noncontrolling interest	27	21
Total equity	13,577	13,097

Total liabilities and equity	$148,858	$150,565
The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at June 30, 2020	1,764	$18	$(1,958)	$16,953	$3,130	$(3,435)	$24	$14,732
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,308	—	—	2,308
Other comprehensive income, net of tax	—	—	—	—	—	176	—	176
Dividends declared	—	—	—	—	(2,103)	—	—	(2,103)
Purchases of treasury stock	—	—	(20)	—	—	—	—	(20)
Stock-based compensation plans and other	1	—	6	195	—	—	—	201
Change in noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Balance at September 30, 2020	1,765	$18	$(1,972)	$17,148	$3,335	$(3,259)	$19	$15,289

Balance at June 30, 2021	1,767	$18	$(3,022)	$17,936	$740	$(3,103)	$25	$12,594
Net earnings attributable to AbbVie Inc.	—	—	—	—	3,179	—	—	3,179
Other comprehensive loss, net of tax	—	—	—	—	—	(53)	—	(53)
Dividends declared	—	—	—	—	(2,319)	—	—	(2,319)
Purchases of treasury stock	—	—	(6)	—	—	—	—	(6)
Stock-based compensation plans and other	1	—	8	172	—	—	—	180
Change in noncontrolling interest	—	—	—	—	—	—	2	2
Balance at September 30, 2021	1,768	$18	$(3,020)	$18,108	$1,600	$(3,156)	$27	$13,577

Balance at December 31, 2019	1,479	$18	$(24,504)	$15,193	$4,717	$(3,596)	$—	$(8,172)
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,580	—	—	4,580
Other comprehensive income, net of tax	—	—	—	—	—	337	—	337
Dividends declared	—	—	—	—	(5,962)	—	—	(5,962)
Common shares and equity awards issued for acquisition of Allergan plc	286	—	23,166	1,243	—	—	—	24,409
Purchases of treasury stock	(7)	—	(682)	—	—	—	—	(682)
Stock-based compensation plans and other	7	—	48	712	—	—	—	760
Change in noncontrolling interest	—	—	—	—	—	—	19	19
Balance at September 30, 2020	1,765	$18	$(1,972)	$17,148	$3,335	$(3,259)	$19	$15,289

Balance at December 31, 2020	1,765	$18	$(2,264)	$17,384	$1,055	$(3,117)	$21	$13,097
Net earnings attributable to AbbVie Inc.	—	—	—	—	7,498	—	—	7,498
Other comprehensive loss, net of tax	—	—	—	—	—	(39)	—	(39)
Dividends declared	—	—	—	—	(6,953)	—	—	(6,953)
Purchases of treasury stock	(7)	—	(803)	—	—	—	—	(803)
Stock-based compensation plans and other	10	—	47	724	—	—	—	771
Change in noncontrolling interest	—	—	—	—	—	—	6	6
Balance at September 30, 2021	1,768	$18	$(3,020)	$18,108	$1,600	$(3,156)	$27	$13,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in millions) (brackets denote cash outflows)	2021	2020
Cash flows from operating activities
Net earnings	$7,504	$4,584
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	630	439
Amortization of intangible assets	5,912	3,967
Deferred income taxes	(153)	(498)
Change in fair value of contingent consideration liabilities	2,447	1,078
Stock-based compensation	563	617
Upfront costs and milestones related to collaborations	1,219	1,028
Gain on divestitures	(68)	—
Other, net	(114)	491
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(572)	(574)
Inventories	(30)	(193)
Prepaid expenses and other assets	(462)	190
Accounts payable and other liabilities	1,454	1,903
Income tax assets and liabilities, net	(628)	(298)
Cash flows from operating activities	17,702	12,734

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(38,138)
Other acquisitions and investments	(837)	(1,072)
Acquisitions of property and equipment	(600)	(519)
Purchases of investment securities	(73)	(47)
Sales and maturities of investment securities	88	1,464
Other, net	223	1,382
Cash flows from investing activities	(1,199)	(36,930)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,000	3,000
Repayments of long-term debt and finance lease obligations	(5,662)	(4,414)
Debt issuance costs	—	(20)
Dividends paid	(6,947)	(5,615)
Purchases of treasury stock	(803)	(682)
Proceeds from the exercise of stock options	169	109
Payments of contingent consideration liabilities	(480)	(212)
Other, net	22	28
Cash flows from financing activities	(12,701)	(7,806)
Effect of exchange rate changes on cash and equivalents	(69)	(32)
Net change in cash and equivalents	3,733	(32,034)
Cash and equivalents, beginning of period	8,449	39,924

Cash and equivalents, end of period	$12,182	$7,890

Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	$—	$23,979
The accompanying notes are an integral part of these condensed consolidated financial statements.

2021 Form 10-Q |	5

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
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Interest expense	$596	$630	$1,843	$1,825
Interest income	(11)	(10)	(30)	(163)
Interest expense, net	$585	$620	$1,813	$1,662
Inventories

(in millions)	September 30, 2021	December 31, 2020
Finished goods	$877	$1,318
Work-in-process	1,328	1,201
Raw materials	889	791
Inventories	$3,094	$3,310

2021 Form 10-Q |	6

Property and Equipment, Net

(in millions)	September 30, 2021	December 31, 2020
Property and equipment, gross	$10,803	$10,859
Accumulated depreciation	(5,673)	(5,611)
Property and equipment, net	$5,130	$5,248
Depreciation expense was $223 million for the three months and $630 million for the nine months ended September 30, 2021 and $175 million for the three months and $439 million for the nine months ended September 30, 2020.
Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Basic EPS
Net earnings attributable to AbbVie Inc.	$3,179	$2,308	$7,498	$4,580
Earnings allocated to participating securities	21	17	53	44
Earnings available to common shareholders	$3,158	$2,291	$7,445	$4,536
Weighted-average basic shares outstanding	1,770	1,769	1,769	1,633
Basic earnings per share attributable to AbbVie Inc.	$1.78	$1.30	$4.21	$2.78

Diluted EPS
Net earnings attributable to AbbVie Inc.	$3,179	$2,308	$7,498	$4,580
Earnings allocated to participating securities	21	17	53	44
Earnings available to common shareholders	$3,158	$2,291	$7,445	$4,536
Weighted-average shares of common stock outstanding	1,770	1,769	1,769	1,633
Effect of dilutive securities	7	5	7	4
Weighted-average diluted shares outstanding	1,777	1,774	1,776	1,637
Diluted earnings per share attributable to AbbVie Inc.	$1.78	$1.29	$4.19	$2.77
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

The acquisition of Allergan was accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed was finalized during the three months ended June 30, 2021. Measurement period adjustments to the preliminary purchase price allocation during the six months ended June 30, 2021 included: (i) an increase to intangible assets of $710 million; (ii) an increase to deferred income tax liabilities of $148 million; (iii) other individually insignificant adjustments for a net increase to identifiable net assets of $2 million; and (iv) a corresponding decrease to goodwill of $564 million. The measurement period adjustments primarily resulted from the completion of the valuation of certain license agreement intangible assets based on facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. These adjustments did not have a significant impact on AbbVie's results of operations for the nine months ended September 30, 2021 and would not have had a significant impact on prior period results if these adjustments had been made as of the acquisition date.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $837 million for the nine months ended September 30, 2021 and $1.1 billion for the nine months ended September 30, 2020. AbbVie recorded acquired in-process research and development (IPR&D) charges of $390 million for the three months and $557 million for the nine months ended September 30, 2021 and recorded acquired IPR&D charges of $45 million for the three months and $898 million for the nine months ended September 30, 2020.
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
Calico Life Sciences LLC
In July 2021, AbbVie and Calico Life Sciences LLC (Calico) entered into an extension of their collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. This is the second collaboration extension and builds on the partnership established in 2014 and extended in 2018. Under the terms of the agreement, AbbVie and Calico will each contribute an additional $500 million and the term is extended for an additional three years. AbbVie’s contribution is payable in two equal installments beginning in 2023. Calico will be responsible for research and early development until 2025 and will advance collaboration projects into Phase 2a through 2030. Following completion of the Phase 2a studies, AbbVie will have the option to exclusively license the collaboration compounds. Upon exercise, AbbVie would be responsible for late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both parties post option exercise. During the three months ended September 30, 2021, AbbVie recorded $500 million as other operating expense in the condensed consolidated statement of earnings related to its commitments under the agreement.
TeneoOne and TNB-383B
In September 2021, AbbVie acquired TeneoOne, an affiliate of Teneobio, Inc., and TNB-383B, a BCMA-targeting immunotherapeutic for the potential treatment of relapsed or refractory multiple myeloma (R/R MM). In February 2019, AbbVie and TeneoOne entered a strategic transaction to develop and commercialize TNB-383B, a bispecific antibody that simultaneously targets BCMA and CD3 and is designed to direct the body's own immune system to target and kill BCMA-expressing tumor cells. AbbVie exercised its exclusive right to acquire TeneoOne and TNB-383B based on an interim analysis of an ongoing Phase 1 study and accounted for the transaction as an asset acquisition. Under the terms of the agreement, AbbVie made an exercise payment of $400 million which was recorded to IPR&D in the condensed consolidated statement of earnings for the three months ended September 30, 2021. The agreement also included additional payments of up to $250 million upon the achievement of certain development, regulatory and commercial milestones.
REGENXBIO Inc.
In September 2021, AbbVie and REGENXBIO Inc. (REGENXBIO) entered into a partnership to develop and commercialize RGX-314, an investigational gene therapy for wet age-related macular degeneration, diabetic retinopathy and other chronic retinal diseases. Under the collaboration, REGENXBIO will be responsible for completion of the ongoing trials of RGX-314. AbbVie and REGENXBIO will collaborate and share costs on additional trials of RGX-314. AbbVie will lead the clinical development and commercialization of RGX-314 globally. REGENXBIO and AbbVie will share equally in pre-tax profits from net revenues of RGX-314 in the U.S. AbbVie will pay REGENXBIO tiered royalties on net revenues outside the U.S. Upon closing, AbbVie will make an upfront payment of $370 million

2021 Form 10-Q |	8

which will be recorded to IPR&D in the consolidated statement of earnings. Closing of the transaction is subject to regulatory approval. The agreement also included additional payments of up to $1.4 billion upon the achievement of certain development, regulatory and commercial milestones.
Genmab A/S
In June 2020, AbbVie and Genmab A/S (Genmab) entered into a collaboration agreement to jointly develop and commercialize three of Genmab's early-stage investigational bispecific antibody therapeutics and entered into a discovery research collaboration for future differentiated antibody therapeutics for the treatment of cancer. Under the terms of the agreement, Genmab granted to AbbVie an exclusive license to its epcoritamab (DuoBody-CD3xCD20), DuoHexaBody-CD37 and DuoBody-CD3x5T4 programs. For epcoritamab, the companies will share commercial responsibilities in the U.S. and Japan, with AbbVie responsible for further global commercialization. Genmab will record net revenues in the U.S. and Japan, and the parties will share equally in pre-tax profits from these sales. Genmab will receive tiered royalties on remaining global sales. For the discovery research partnership, Genmab will conduct Phase 1 studies for these programs and AbbVie retains the right to opt-in to program development. AbbVie made an upfront payment of $750 million, which was recorded to IPR&D in the condensed consolidated statement of earnings for the three months ended June 30, 2020. The agreement also included additional payments of up to $3.2 billion upon the achievement of certain development, regulatory and commercial milestones for all programs.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended September 30, 2021 and 2020.
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

2021 Form 10-Q |	9

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
United States - Janssen's share of profits (included in cost of products sold)	$518	$524	$1,497	$1,467
International - AbbVie's share of profits (included in net revenues)	265	251	816	750
Global - AbbVie's share of other costs (included in respective line items)	76	74	220	211
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $298 million at September 30, 2021 and $283 million at December 31, 2020. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $471 million at September 30, 2021 and $562 million at December 31, 2020.
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
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Genentech's share of profits, including royalties (included in cost of products sold)	$187	$139	$514	$390
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	10	9	29	34
AbbVie's share of development costs (included in R&D)	34	27	110	88
Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2020	$33,124
Measurement period adjustments(a)	(564)
Foreign currency translation adjustments and other	(264)
Balance as of September 30, 2021	$32,296
(a) Measurement period adjustments relate to the acquisition of Allergan (see Note 4).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of September 30, 2021, there were no accumulated goodwill impairment losses.

2021 Form 10-Q |	10

Intangible Assets, Net
The following table summarizes intangible assets:

	September 30, 2021			December 31, 2020
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$87,880	$(16,859)	$71,021	$87,707	$(11,620)	$76,087
License agreements	8,486	(3,501)	4,985	7,828	(2,916)	4,912
Total definite-lived intangible assets	96,366	(20,360)	76,006	95,535	(14,536)	80,999
Indefinite-lived research and development	1,450	—	1,450	1,877	—	1,877
Total intangible assets, net	$97,816	$(20,360)	$77,456	$97,412	$(14,536)	$82,876
Definite-Lived Intangible Assets
The increase in the gross carrying amount of definite-lived intangible assets during the nine months ended September 30, 2021 was primarily due to the measurement period adjustments from the completion of the valuation of certain license agreements acquired in the Allergan acquisition. See Note 4 for additional information regarding these adjustments.
Amortization expense was $1.9 billion for the three months and $5.9 billion for the nine months ended September 30, 2021 and $2.1 billion for the three months and $4.0 billion for the nine months ended September 30, 2020. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represents IPR&D associated with products that have not yet received regulatory approval. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist.
Note 7 Integration and Restructuring Plans

Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization. To achieve these integration objectives, AbbVie expects to incur total cumulative charges of approximately $2 billion through 2022. These costs will consist of severance and employee benefit costs (cash severance, non-cash severance including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.
The following table summarizes the charges associated with the Allergan acquisition integration plan:

	Severance and employee benefits				Other integration
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Cost of products sold	$2	$10	$8	$43	$44	$12	$84	$13
Research and development	—	40	—	172	18	91	87	135
Selling, general and administrative	18	29	47	347	88	57	213	155
Total charges	$20	$79	$55	$562	$150	$160	$384	$303

2021 Form 10-Q |	11

The following table summarizes the cash activity in the recorded liability associated with the integration plan for the nine months ended September 30, 2021:

(in millions)	Severance and employee benefits	Other integration
Accrued balance as of December 31, 2020	$367	$20
Charges	51	326
Payments and other adjustments	(192)	(341)
Accrued balance as of September 30, 2021	$226	$5
Other Restructuring
AbbVie recorded restructuring charges of $13 million for the three months and $56 million for the nine months ended September 30, 2021 and $11 million for the three months and $42 million for the nine months ended September 30, 2020.
The following table summarizes the cash activity in the restructuring reserve for the nine months ended September 30, 2021:

(in millions)
Accrued balance as of December 31, 2020	$90
Restructuring charges	52
Payments and other adjustments	(89)
Accrued balance as of September 30, 2021	$53

Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.5 billion at September 30, 2021 and December 31, 2020, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of September 30, 2021 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
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
The company is party to interest rate swap contracts designated as cash flow hedges with notional amounts totaling $1.5 billion at September 30, 2021 and $2.3 billion at December 31, 2020. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. Realized and unrealized gains or losses are included in AOCI and are reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $8.1 billion at September 30, 2021 and $8.6 billion at December 31, 2020.

2021 Form 10-Q |	12

The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had foreign currency forward exchange contracts with notional amounts totaling €4.3 billion at September 30, 2021 and €971 million at December 31, 2020. The company also had an aggregate principal amount of senior Euro notes designated as net investment hedges of €5.9 billion at September 30, 2021 and €6.6 billion at December 31, 2020. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $3.8 billion at September 30, 2021 and $4.8 billion December 31, 2020. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	September 30, 2021	December 31, 2020	Balance sheet caption	September 30, 2021	December 31, 2020
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$47	$2	Accounts payable and accrued liabilities	$—	$82
Designated as cash flow hedges	Other assets	—	—	Other long-term liabilities	—	6
Designated as net investment hedges	Prepaid expenses and other	71	—	Accounts payable and accrued liabilities	—	11
Not designated as hedges	Prepaid expenses and other	22	49	Accounts payable and accrued liabilities	33	33
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	1	14
Designated as cash flow hedges	Other assets	—	—	Other long-term liabilities	12	20
Designated as fair value hedges	Prepaid expenses and other	—	7	Accounts payable and accrued liabilities	—	—
Designated as fair value hedges	Other assets	68	131	Other long-term liabilities	3	—
Total derivatives		$208	$189		$49	$166
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

2021 Form 10-Q |	13

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Foreign currency forward exchange contracts
Designated as cash flow hedges	$43	$(52)	$67	$(5)
Designated as net investment hedges	101	(56)	186	(32)
Interest rate swap contracts designated as cash flow hedges	(1)	(1)	—	(53)
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $11 million into cost of products sold for foreign currency cash flow hedges, pre-tax losses of $12 million into interest expense, net for interest rate swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax gains of $141 million for the three months and pre-tax gains of $397 million for the nine months ended September 30, 2021 and pre-tax losses of $340 million for the three months and pre-tax losses of $532 million for the nine months ended September 30, 2020.
The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Statement of earnings caption	2021	2020	2021	2020
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$(28)	$15	$(62)	$15
Designated as net investment hedges	Interest expense, net	7	3	16	16
Not designated as hedges	Net foreign exchange loss	(25)	31	(53)	36
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	6	18	18
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	(6)	(8)	(20)	(10)
Designated as fair value hedges	Interest expense, net	(5)	1	(73)	398
Debt designated as hedged item in fair value hedges	Interest expense, net	5	(1)	73	(398)
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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2021:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$12,182	$4,026	$8,156	$—
Money market funds and time deposits	10	—	10	—
Debt securities	64	—	64	—
Equity securities	133	117	16	—
Interest rate swap contracts	68	—	68	—
Foreign currency contracts	140	—	140	—
Total assets	$12,597	$4,143	$8,454	$—
Liabilities
Interest rate swap contracts	$16	$—	$16	$—
Foreign currency contracts	33	—	33	—
Contingent consideration	14,919	—	—	14,919
Total liabilities	$14,968	$—	$49	$14,919
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

2021 Form 10-Q |	15

employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period.
The fair value of the company's contingent consideration liabilities as of September 30, 2021 was calculated using the following significant unobservable inputs:

	Range	Weighted average(a)
Discount rate	0.1% - 2.6%	1.5%
Probability of payment for unachieved milestones	56% - 92%	87%
Probability of payment for royalties by indication(b)	56% - 100%	95%
Projected year of payments	2021 - 2034	2027
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excluding approved indications, the estimated probability of payment ranged from 56% to 89% at September 30, 2021.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Nine months ended September 30,
(in millions)	2021	2020
Beginning balance	$12,997	$7,340
Additions(a)	—	121
Change in fair value recognized in net earnings	2,447	1,078
Payments	(525)	(212)
Ending balance	$14,919	$8,327
(a) Represents contingent consideration liabilities assumed in the Allergan acquisition.
The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of September 30, 2021 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$16	$16	$—	$16	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	6,656	6,672	6,410	262	—
Long-term debt and finance lease obligations, excluding fair value hedges	73,880	81,537	80,228	1,309	—
Total liabilities	$80,552	$88,225	$86,638	$1,587	$—

2021 Form 10-Q |	16

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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $132 million as of September 30, 2021 and $102 million as of December 31, 2020. No significant cumulative upward or downward adjustments have been recorded for these investments as of September 30, 2021.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 75% as of September 30, 2021 and 72% as of December 31, 2020, and substantially all of AbbVie’s net revenues in the United States were to these three wholesalers.
Humira (adalimumab) is AbbVie’s single largest product and accounted for approximately 37% of AbbVie’s total net revenues for the nine months ended September 30, 2021 and 46% for the nine months ended September 30, 2020.
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
In September 2021, the company refinanced its $1.0 billion floating rate three-year term loan. As part of the refinancing, the company repaid the existing $1.0 billion term loan due May 2023 and borrowed $1.0 billion under a new term loan at a lower floating rate. All other significant terms of the loan, including the maturity date, remained unchanged after the refinancing.
In September 2021, the company repaid $1.2 billion aggregate principal amount of 5.0% senior notes that were scheduled to mature in December 2021. This repayment was made by exercising, under the terms of the notes, 90-day early redemption at 100% of the principal amount.
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
In May 2020, the company also repaid $3.8 billion aggregate principal amount of 2.5% senior notes at maturity.

2021 Form 10-Q |	17

Short-Term Borrowings
There were no commercial paper borrowings outstanding as of September 30, 2021 and December 31, 2020. There were no commercial paper borrowings issued during the nine months ended September 30, 2021. The weighted-average interest rate on commercial paper borrowings was 1.8% for the nine months ended September 30, 2020.
Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$110	$93	$331	$277	$12	$10	$36	$31
Interest cost	59	68	177	196	5	8	14	25
Expected return on plan assets	(166)	(148)	(498)	(426)	—	—	—	—
Amortization of prior service cost (credit)	1	1	2	2	(10)	(1)	(29)	(3)
Amortization of actuarial loss	72	56	217	169	8	8	24	20
Net periodic benefit cost	$76	$70	$229	$218	$15	$25	$45	$73
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Cost of products sold	$9	$11	$39	$37
Research and development	47	54	181	200
Selling, general and administrative	79	97	343	380
Pre-tax compensation expense	135	162	563	617
Tax benefit	27	32	101	109
After-tax compensation expense	$108	$130	$462	$508
Stock Options
During the nine months ended September 30, 2021, primarily in connection with the company's annual grant, AbbVie granted 1.1 million stock options with a weighted-average grant-date fair value of $16.28. As of September 30, 2021, $12 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

2021 Form 10-Q |	18

RSUs and Performance Shares
During the nine months ended September 30, 2021, primarily in connection with the company's annual grant, AbbVie granted 7.4 million RSUs and performance shares with a weighted-average grant-date fair value of $105.39. As of September 30, 2021, $712 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2021 and 2020:

2021			2020
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/29/21	02/15/22	$1.41	10/30/20	02/16/21	$1.30
09/10/21	11/15/21	$1.30	09/11/20	11/16/20	$1.18
06/17/21	08/16/21	$1.30	06/17/20	08/14/20	$1.18
02/18/21	05/14/21	$1.30	02/20/20	05/15/20	$1.18
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
AbbVie repurchased 5 million shares for $550 million during the nine months ended September 30, 2021 and 6 million shares for $500 million during the nine months ended September 30, 2020. AbbVie's remaining stock repurchase authorization was approximately $2.6 billion as of September 30, 2021.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2021:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2020	$583	$(790)	$(3,067)	$157	$(3,117)
Other comprehensive income (loss) before reclassifications	(794)	457	27	60	(250)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(13)	169	55	211
Net current-period other comprehensive income (loss)	(794)	444	196	115	(39)
Balance as of September 30, 2021	$(211)	$(346)	$(2,871)	$272	$(3,156)
Other comprehensive loss for the nine months ended September 30, 2021 included foreign currency translation adjustments totaling a loss of $794 million and the offsetting impact of net investment hedging activities totaling a gain of $444 million, which were principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.

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
Other comprehensive income for the nine months ended September 30, 2020 included foreign currency translation adjustments totaling a gain of $726 million and the offsetting impact of net investment hedging activities totaling a loss of $455 million, which were principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated assets.
The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
(in millions) (brackets denote gains)	2021	2020	2021	2020
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(7)	$(3)	$(16)	$(16)
Tax expense	1	1	3	4
Total reclassifications, net of tax	$(6)	$(2)	$(13)	$(12)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$71	$63	$214	$188
Tax benefit	(15)	(13)	(45)	(40)
Total reclassifications, net of tax	$56	$50	$169	$148
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(c)	$28	$(15)	$62	$(15)
Gains on treasury rate lock agreements(a)	(6)	(6)	(18)	(18)
Losses on interest rate swap contracts(a)	6	8	20	10
Tax expense (benefit)	(4)	3	(9)	4
Total reclassifications, net of tax	$24	$(10)	$55	$(19)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 14% for the three and nine months ended September 30, 2021 compared to 7% for the three and nine months ended September 30, 2020. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and collaborations. The increase in the effective tax rate for the three and nine months ended September 30, 2021 over the prior year was primarily due to the jurisdictional mix of earnings resulting from collaboration activities and accretion on contingent consideration in 2021.
Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $258 million.

2021 Form 10-Q |	20

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
Antitrust Litigation
Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violates federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits pending in federal court consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by Niaspan direct purchasers and one brought by Niaspan end-payors. The cases are pending in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pre-trial proceedings under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. In August 2019, the court certified a class of direct purchasers of Niaspan. In June 2020 and August 2021, the court denied the end-payors' motions to certify a class. In October 2016, the Orange County, California District Attorney’s Office filed a lawsuit on behalf of the State of California regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees.
In September 2014, the Federal Trade Commission (FTC) filed a lawsuit, FTC v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that 2011 patent litigation with two generic companies regarding AndroGel was sham litigation and the settlements of that litigation violated federal antitrust law. In May 2015, the court dismissed the FTC’s settlement-related claim. In June 2018, following a bench trial, the court found for the FTC on its sham litigation claim and ordered a disgorgement remedy of $448 million, plus prejudgment interest. The court denied the FTC’s request for injunctive relief. In September 2020, the United States Court of Appeals for the Third Circuit reversed the district court’s finding of sham litigation with respect to one generic company and affirmed with respect to the other but held the FTC lacked authority to obtain a disgorgement remedy and vacated the district court’s award. The Third Circuit also affirmed the district court’s denial of the FTC’s injunction request and reinstated the FTC’s settlement-related claim for further proceedings in the district court. In July 2021, the FTC voluntarily dismissed the remaining claims in its lawsuit with prejudice.
In August 2019, direct purchasers of AndroGel filed a lawsuit, King Drug Co. of Florence, Inc., et al. v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that 2006 patent litigation settlements and related agreements by Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) with three generic companies violated federal antitrust law, and also making allegations similar to those in FTC v. AbbVie Inc. (above). In May 2020, Perrigo Company and related entities filed a lawsuit against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, making sham litigation allegations similar to those in FTC v. AbbVie Inc. (above). In October 2020, the Perrigo lawsuit was transferred to the United States District Court for New Jersey. In September 2021, the New Jersey court granted AbbVie’s motion for judgment on the pleadings in the Perrigo lawsuit, dismissing it with prejudice.
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

2021 Form 10-Q |	21

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
Lawsuits are pending against Allergan Inc. generally alleging that Allergan’s petitioning to the U.S. Patent Office and Food and Drug Administration and other conduct by Allergan involving Restasis violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages, injunctive relief and attorneys’ fees. The lawsuits, certified as a class action filed on behalf of indirect purchasers of Restasis, are consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York under the MDL Rules as In re: Restasis (Cyclosporine Ophthalmic Emulsion) Antitrust Litigation, MDL No. 2819. In May 2021, the parties reached an agreement to settle this matter that is subject to court approval.
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
Government Proceedings
Lawsuits are pending against Allergan and other defendants generally alleging that they improperly marketed and/or distributed prescription opioid products. Approximately 3,200 matters are pending against Allergan. The federal court cases are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 300 of the claims are pending in various state courts. The plaintiffs in these cases, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals, and personal injury claimants, generally seek compensatory and punitive damages.
In July 2019, the New Mexico Attorney General filed a lawsuit, State of New Mexico ex rel. Balderas v. AbbVie Inc., et al., in New Mexico District Court for Santa Fe County against AbbVie and other companies alleging their marketing of AndroGel violated New Mexico’s Unfair Practices Act. In October 2020, the state added a claim under the New Mexico False Advertising Act.
Shareholder and Securities Litigation
In June 2016, a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Similar lawsuits were filed between July 2017 and October 2019 against AbbVie and in some instances its chief executive officer in the same court by additional investment funds. The court granted motions dismissing the claims of three investment-fund plaintiffs, which they appealed. In March 2021, in the first of those appeals, the dismissal was affirmed. One of these plaintiffs refiled its lawsuit in New York state court in June 2020 while the appeal of its dismissal in Illinois is pending. In November 2020, the New York Supreme Court for the County of New York dismissed that lawsuit, which is being appealed. In September 2021, the Illinois court granted AbbVie’s motion for summary judgment against all remaining plaintiffs on all the remaining claims, dismissing them with prejudice. The plaintiffs have appealed the dismissals.
In October 2018, a federal securities purported class action lawsuit, Holwill v. AbbVie Inc., et al., was filed in the United States District Court for the Northern District of Illinois against AbbVie, its chief executive officer and former chief financial officer, alleging that reasons stated for Humira sales growth in financial filings between 2013 and 2017 were misleading because they omitted alleged misconduct in connection with Humira patient and reimbursement support services and other services and items of value that allegedly induced Humira prescriptions. In September 2021, the court granted plaintiffs’ motion to certify a class.
Lawsuits are pending against Allergan and certain of its current and former officers alleging they made misrepresentations and omissions regarding Allergan's textured breast implants. The lawsuits, which were filed by Allergan shareholders, have been consolidated in the United States District Court for the Southern District of New York as In re: Allergan plc Securities Litigation. The plaintiffs generally seek compensatory damages and attorneys’ fees. In September 2019, the court partially granted Allergan's motion to dismiss. In September 2020, the court denied plaintiffs’ class certification motion because it found the lead plaintiff to be an inadequate representative of the proposed class but allowed another putative class member to propose itself as a new lead plaintiff. In December 2020, the court appointed a new lead plaintiff. In September 2021, the court granted plaintiffs’ motion to certify a class.

2021 Form 10-Q |	22

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
Intellectual Property Litigation
AbbVie Inc. and AbbVie Biotechnology Ltd are seeking to enforce their patent rights relating to adalimumab (a drug AbbVie sells under the trademark Humira). In April 2021 and May 2021, cases were filed in the United States District Court for the Northern District of Illinois against Alvotech hf. AbbVie alleges defendant’s proposed biosimilar adalimumab product infringes certain AbbVie patents and seeks declaratory and injunctive relief. In August 2021, the court denied Defendant’s motion to dismiss on jurisdictional grounds in the first case; a motion in the second case remains pending. The court has set a trial on a subset of patents for August 2022. The court order provides that Alvotech will stay off the market until that decision. Litigation on the remaining patents is stayed. In May 2021, Alvotech hf. and its U.S. subsidiary Alvotech USA, Inc. filed a declaratory judgment action in the United States Eastern District of Virginia seeking a declaration that the same patents at issue in AbbVie’s April 2021 Illinois case are invalid or not infringed. AbbVie has filed a motion to dismiss or transfer that case to the Northern District of Illinois.
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib tablets (a drug Pharmacyclics sells under the trademark Imbruvica). Cases were filed in the United States District Court for the District of Delaware in March 2019 against Alvogen Pine Brook LLC and Natco Pharma Ltd. In August 2021, the court issued a decision holding all asserted patents infringed and valid. The judgment precludes Defendants from obtaining regulatory approval and launching until the last patent expires in 2036. On August 30, 2021, Defendants appealed. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of Imbruvica, is the co-plaintiff in these suits.
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
The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2021	2020	2021	2020
Immunology
Humira	United States	$4,613	$4,189	$12,777	$11,819
	International	812	951	2,583	2,861
	Total	$5,425	$5,140	$15,360	$14,680
Skyrizi	United States	$679	$379	$1,725	$934
	International	117	56	319	131
	Total	$796	$435	$2,044	$1,065
Rinvoq	United States	$348	$191	$889	$409
	International	105	24	245	41
	Total	$453	$215	$1,134	$450
Hematologic Oncology
Imbruvica	United States	$1,109	$1,119	$3,207	$3,140
	Collaboration revenues	265	251	816	750
	Total	$1,374	$1,370	$4,023	$3,890
Venclexta	United States	$237	$204	$685	$596
	International	255	148	647	376
	Total	$492	$352	$1,332	$972
Aesthetics
Botox Cosmetic(a)	United States	$356	$237	$1,027	$384
	International	189	156	579	235
	Total	$545	$393	$1,606	$619
Juvederm Collection(a)	United States	$159	$115	$478	$171
	International	195	159	625	216
	Total	$354	$274	$1,103	$387
Other Aesthetics(a)	United States	$305	$265	$968	$392
	International	47	35	149	50
	Total	$352	$300	$1,117	$442
Neuroscience
Botox Therapeutic(a)	United States	$534	$429	$1,451	$683
	International	111	94	329	137
	Total	$645	$523	$1,780	$820
Vraylar (a)	United States	$461	$358	$1,239	$550
Duodopa	United States	$23	$25	$73	$75
	International	104	98	310	290
	Total	$127	$123	$383	$365
Ubrelvy(a)	United States	$162	$38	$369	$60
Other Neuroscience(a)	United States	$166	$203	$489	$306
	International	5	4	13	6
	Total	$171	$207	$502	$312

2021 Form 10-Q |	24

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2021	2020	2021	2020
Eye Care
Lumigan/Ganfort(a)	United States	$63	$62	$201	$97
	International	75	87	229	128
	Total	$138	$149	$430	$225
Alphagan/Combigan(a)	United States	$89	$84	$271	$131
	International	39	39	117	61
	Total	$128	$123	$388	$192
Restasis(a)	United States	$305	$284	$884	$422
	International	14	15	42	21
	Total	$319	$299	$926	$443
Other Eye Care(a)	United States	$128	$119	$375	$173
	International	158	150	488	224
	Total	$286	$269	$863	$397
Women's Health
Lo Loestrin(a)	United States	$105	$129	$300	$207
	International	2	5	9	7
	Total	$107	$134	$309	$214
Orilissa/Oriahnn	United States	$37	$24	$102	$84
	International	1	1	4	3
	Total	$38	$25	$106	$87
Other Women's Health(a)	United States	$57	$74	$153	$108
	International	—	6	5	8
	Total	$57	$80	$158	$116
Other Key Products
Mavyret	United States	$183	$185	$557	$565
	International	243	229	726	784
	Total	$426	$414	$1,283	$1,349
Creon	United States	$310	$282	$864	$810
Lupron	United States	$134	$99	$456	$461
	International	46	34	135	110
	Total	$180	$133	$591	$571
Linzess/Constella(a)	United States	$253	$240	$728	$370
	International	8	8	23	11
	Total	$261	$248	$751	$381
Synthroid	United States	$188	$189	$571	$577
All other(a)		$547	$829	$2,079	$1,972
Total net revenues		$14,342	$12,902	$41,311	$31,946
(a) Net revenues include Allergan product revenues after the acquisition closing date of May 8, 2020.

2021 Form 10-Q |	25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of September 30, 2021 and December 31, 2020 and the results of operations for the three and nine months ended September 30, 2021 and 2020. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
AbbVie’s products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain aesthetic products and devices are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies and patients. Outside the United States, AbbVie sells products primarily to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie has approximately 50,000 employees. AbbVie operates as a single global business segment.
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
Financial Results
The company's financial performance for the nine months ended September 30, 2021 included delivering worldwide net revenues of $41.3 billion, operating earnings of $12.9 billion, diluted earnings per share of $4.19 and cash flows from operations of $17.7 billion. Worldwide net revenues grew by 29% on a reported basis and 28% on a constant currency basis, which included $13.0 billion of contributed revenues from the Allergan acquisition, growth in the immunology portfolio from Skyrizi, Rinvoq and the continued strength of Humira in the U.S. as well as revenue growth from Venclexta and Imbruvica.
Diluted earnings per share was $4.19 for the nine months ended September 30, 2021 and included the following after-tax costs: (i) $4.9 billion related to the amortization of intangible assets; (ii) $2.4 billion for the change in fair value of contingent consideration liabilities; (iii) $543 million for acquired in-process research and development (IPR&D); (iv) $500 million as a result of a collaboration agreement extension with Calico Life Sciences LLC; (v) $427 million of Allergan acquisition and integration expenses; (vi) $307 million for milestones and other research and development (R&D) expenses; and (vii) $86 million for charges related to litigation matters. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.

2021 Form 10-Q |	26

Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization. The integration plan is expected to realize more than $2 billion of annual cost synergies over a three-year period, with approximately 50% realized in R&D, 40% in selling, general and administrative (SG&A) and 10% in cost of products sold.
To achieve these integration objectives, AbbVie expects to incur total charges of approximately $2 billion through 2022. These costs will consist of severance and employee benefit costs (cash severance, non-cash severance, including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.
Impact of the Coronavirus Disease 2019 (COVID-19)
In response to the ongoing public health crisis posed by COVID-19, AbbVie continues to focus on ensuring the safety of employees. Throughout the pandemic, AbbVie has followed health and safety guidance from state and local health authorities and implemented safety measures for those employees who are returning to the workplace.
AbbVie also continues to closely manage manufacturing and supply chain resources around the world to help ensure that patients continue to receive an uninterrupted supply of their medicines. Clinical trial sites are being monitored locally to protect the safety of study participants, staff and employees. While the impact of COVID-19 on AbbVie's operations to date has not been material, AbbVie continues to experience lower new patient starts in certain products and markets. AbbVie expects this matter could continue to negatively impact its results of operations throughout the duration of the pandemic.
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
AbbVie’s pipeline currently includes more than 80 compounds, devices or indications in development individually or under collaboration or license agreements and is focused on such important specialties as immunology, oncology, aesthetics, neuroscience, eye care and women's health along with targeted investments in cystic fibrosis. Of these programs, approximately 50 are in mid- and late-stage development.
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

2021 Form 10-Q |	27

•In April 2021, AbbVie received FDA approval of Skyrizi in a single dose pre-filled syringe and pre-filled pen. This approval will reduce the number of injections administered per treatment.
•In June 2021, AbbVie announced top-line results from its Phase 3 FORTIFY study for Skyrizi in patients with moderate to severe Crohn’s Disease met the co-primary endpoints.
•In September 2021, AbbVie submitted an sNDA to the FDA for Skyrizi for the treatment of patients 16 years and older with moderate to severe Crohn’s Disease.
•In October 2021, AbbVie announced that the Committee for Medicinal Products for Human Use (CHMP) of the EMA granted a positive opinion for Skyrizi alone or in combination with methotrexate for the treatment of active PsA in adults who have had an inadequate response or who have been intolerant to one or more disease-modifying antirheumatic drugs.
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
•In August 2021, AbbVie announced that the EC approved Rinvoq for the treatment of moderate to severe AD in adults and adolescents 12 years and older who are candidates for systemic therapy.
•In September 2021, the FDA issued a Drug Safety Communication stating its intention to require revisions to the Boxed Warning for janus kinase (JAK) inhibitors for the treatment of arthritis and other inflammatory conditions, including Rinvoq, to include information about the risks of serious heart-related events, cancer, blood clots and death. The FDA also stated its intention to limit approved uses to certain patients who have not responded to or cannot tolerate one or more tumor necrosis factor (TNF) blockers. This communication was based on the FDA’s review of a post-marketing study evaluating the safety of another JAK inhibitor (tofacitinib) in patients with rheumatoid arthritis.
•In September 2021, AbbVie submitted an sNDA to the FDA and an MAA to the EMA for Rinvoq for the treatment of adults with moderately to severely active UC.
•In October 2021, AbbVie announced the results from Study 1 of the Phase 3 SELECT-AXIS 2 clinical trial for Rinvoq in patients with active AS and inadequate response to biologic disease-modifying antirheumatic drugs met the primary and all ranked secondary endpoints.
•In October 2021, AbbVie announced the results from Study 2 of the Phase 3 SELECT-AXIS 2 clinical trial for Rinvoq in adults with non-radiographic axial spondyloarthritis met the primary and 12 of 14 ranked secondary endpoints.

2021 Form 10-Q |	28

Oncology
Venclexta
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
Qulipta
•In September 2021, AbbVie announced that the FDA approved Qulipta (atogepant) for the preventive treatment of episodic migraine in adults.
Vraylar
•In October 2021, AbbVie announced top-line results from two Phase 3 clinical trials, Study 3111-301-001 and Study 3111-302-001, evaluating the efficacy and safety of cariprazine (Vraylar) as an adjunctive treatment for patients with major depressive disorder (MDD). In Study 3111-301-001, Vraylar met its primary endpoint demonstrating statistically significant change from baseline to week six in the Montgomery-Åsberg Depression Rating Scale (MADRS) total score compared with placebo in patients with MDD. In Study 3111-302-001, Vraylar demonstrated numerical improvement in depressive symptoms from baseline to week six in MADRS total score compared with placebo but did not achieve statistical significance. Safety data were consistent with the established safety profile of Vraylar across indications with no new safety signals identified.
ABBV-951
•In October 2021, AbbVie announced that results from its pivotal Phase 3 M15-736 study of ABBV-951 (foslevodopa/foscarbidopa) in patients with advanced Parkinson’s disease met its primary endpoint in a 12-week study.
Eye Care
Vuity
•In October 2021, AbbVie announced that the FDA approved Vuity (pilocarpine HCl ophthalmic solution) for the treatment of presbyopia.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2020.

2021 Form 10-Q |	29

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

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2021	2020			2021	2020
United States	$11,279	$9,909	13.8%	13.8%	$31,833	$24,214	31.5%	31.5%
International	3,063	2,993	2.4%	0.1%	9,478	7,732	22.6%	17.6%
Net revenues	$14,342	$12,902	11.2%	10.7%	$41,311	$31,946	29.3%	28.1%

2021 Form 10-Q |	30

The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2021	2020			2021	2020
Immunology
Humira	United States	$4,613	$4,189	10.1%	10.1%	$12,777	$11,819	8.1%	8.1%
	International	812	951	(14.6)%	(16.7)%	2,583	2,861	(9.7)%	(13.9)%
	Total	$5,425	$5,140	5.6%	5.2%	$15,360	$14,680	4.6%	3.8%
Skyrizi	United States	$679	$379	79.6%	79.6%	$1,725	$934	84.9%	84.9%
	International	117	56	>100.0%	>100.0%	319	131	>100.0%	>100.0%
	Total	$796	$435	83.3%	82.8%	$2,044	$1,065	92.0%	90.4%
Rinvoq	United States	$348	$191	82.5%	82.5%	$889	$409	>100.0%	>100.0%
	International	105	24	>100.0%	>100.0%	245	41	>100.0%	>100.0%
	Total	$453	$215	>100.0%	>100.0%	$1,134	$450	>100.0%	>100.0%
Hematologic Oncology
Imbruvica	United States	$1,109	$1,119	(0.9)%	(0.9)%	$3,207	$3,140	2.1%	2.1%
	Collaboration revenues	265	251	5.7%	5.7%	816	750	8.8%	8.8%
	Total	$1,374	$1,370	0.3%	0.3%	$4,023	$3,890	3.4%	3.4%
Venclexta	United States	$237	$204	16.3%	16.3%	$685	$596	14.9%	14.9%
	International	255	148	73.0%	69.5%	647	376	72.3%	64.1%
	Total	$492	$352	40.1%	38.7%	$1,332	$972	37.1%	33.9%
Aesthetics
Botox Cosmetic(a)	United States	$356	$237	49.6%	49.6%	$1,027	$384	>100.0%	>100.0%
	International	189	156	21.6%	17.5%	579	235	>100.0%	>100.0%
	Total	$545	$393	38.5%	36.9%	$1,606	$619	>100.0%	>100.0%
Juvederm Collection(a)	United States	$159	$115	37.6%	37.6%	$478	$171	>100.0%	>100.0%
	International	195	159	22.9%	18.6%	625	216	>100.0%	>100.0%
	Total	$354	$274	29.1%	26.6%	$1,103	$387	>100.0%	>100.0%
Other Aesthetics(a)	United States	$305	$265	15.4%	15.4%	$968	$392	>100.0%	>100.0%
	International	47	35	31.5%	26.5%	149	50	>100.0%	>100.0%
	Total	$352	$300	17.3%	16.7%	$1,117	$442	>100.0%	>100.0%
Neuroscience
Botox Therapeutic(a)	United States	$534	$429	24.4%	24.4%	$1,451	$683	>100.0%	>100.0%
	International	111	94	18.6%	13.8%	329	137	>100.0%	>100.0%
	Total	$645	$523	23.4%	22.5%	$1,780	$820	>100.0%	>100.0%
Vraylar(a)	United States	$461	$358	29.0%	29.0%	$1,239	$550	>100.0%	>100.0%
Duodopa	United States	$23	$25	(3.9)%	(3.9)%	$73	$75	(1.5)%	(1.5)%
	International	104	98	6.0%	3.9%	310	290	6.9%	0.1%
	Total	$127	$123	3.9%	2.2%	$383	$365	5.2%	(0.2)%
Ubrelvy(a)	United States	$162	$38	>100.0%	>100.0%	$369	$60	>100.0%	>100.0%
Other Neuroscience(a)	United States	$166	$203	(17.8)%	(17.8)%	$489	$306	59.7%	59.7%
	International	5	4	(12.1)%	(18.5)%	13	6	97.2%	81.8%
	Total	$171	$207	(17.7)%	(17.8)%	$502	$312	60.5%	60.2%

2021 Form 10-Q |	31

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2021	2020			2021	2020
Eye Care
Lumigan/Ganfort(a)	United States	$63	$62	(0.1)%	(0.1)%	$201	$97	>100.0%	>100.0%
	International	75	87	(12.9)%	(15.8)%	229	128	79.4%	69.3%
	Total	$138	$149	(7.5)%	(9.2)%	$430	$225	90.7%	85.0%
Alphagan/Combigan(a)	United States	$89	$84	6.2%	6.2%	$271	$131	>100.0%	>100.0%
	International	39	39	1.2%	(0.9)%	117	61	90.5%	87.0%
	Total	$128	$123	4.6%	3.9%	$388	$192	>100.0%	>100.0%
Restasis(a)	United States	$305	$284	7.5%	7.5%	$884	$422	>100.0%	>100.0%
	International	14	15	(7.4)%	(6.5)%	42	21	>100.0%	>100.0%
	Total	$319	$299	6.7%	6.7%	$926	$443	>100.0%	>100.0%
Other Eye Care(a)	United States	$128	$119	8.1%	8.1%	$375	$173	>100.0%	>100.0%
	International	158	150	5.1%	2.4%	488	224	>100.0%	>100.0%
	Total	$286	$269	6.4%	4.9%	$863	$397	>100.0%	>100.0%
Women's Health
Lo Loestrin(a)	United States	$105	$129	(20.3)%	(20.3)%	$300	$207	43.7%	43.7%
	International	2	5	(27.2)%	(32.4)%	9	7	55.6%	43.4%
	Total	$107	$134	(20.6)%	(20.8)%	$309	$214	44.1%	43.7%
Orilissa/Oriahnn	United States	$37	$24	50.5%	50.5%	$102	$84	20.5%	20.5%
	International	1	1	47.5%	38.4%	4	3	63.2%	51.9%
	Total	$38	$25	50.4%	50.0%	$106	$87	21.8%	21.5%
Other Women's Health(a)	United States	$57	$74	(20.9)%	(20.9)%	$153	$108	44.0%	44.0%
	International	—	6	(100.0)%	(100.0)%	5	8	(51.3)%	(56.8)%
	Total	$57	$80	(28.4)%	(28.4)%	$158	$116	36.8%	36.4%
Other Key Products
Mavyret	United States	$183	$185	0.2%	0.2%	$557	$565	(1.3)%	(1.3)%
	International	243	229	5.7%	4.9%	726	784	(7.4)%	(11.2)%
	Total	$426	$414	3.3%	2.9%	$1,283	$1,349	(4.8)%	(7.0)%
Creon	United States	$310	$282	10.0%	10.0%	$864	$810	6.6%	6.6%
Lupron	United States	$134	$99	35.7%	35.7%	$456	$461	(1.2)%	(1.2)%
	International	46	34	34.7%	31.4%	135	110	22.8%	18.7%
	Total	$180	$133	35.4%	34.5%	$591	$571	3.4%	2.6%
Linzess/Constella(a)	United States	$253	$240	4.8%	4.8%	$728	$370	96.4%	96.4%
	International	8	8	10.7%	4.5%	23	11	>100.0%	99.6%
	Total	$261	$248	5.0%	4.8%	$751	$381	96.9%	96.4%
Synthroid	United States	$188	$189	(0.8)%	(0.8)%	$571	$577	(1.1)%	(1.1)%
All other(a)		$547	$829	(34.6)%	(35.4)%	$2,079	$1,972	5.4%	3.7%
Total net revenues		$14,342	$12,902	11.2%	10.7%	$41,311	$31,946	29.3%	28.1%
(a) Net revenues include Allergan product revenues after the acquisition closing date of May 8, 2020.
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales increased by 5% for the three months and 4% for the nine months ended September 30, 2021 primarily driven by market growth across therapeutic categories, partially offset by direct biosimilar competition in certain international markets. In the United States, Humira sales increased by 10% for the three months and 8% for the nine months ended September 30, 2021 primarily driven by market growth across all indications. This increase was partially offset by slightly lower market share following corresponding market share gains of Skyrizi and Rinvoq. Internationally, Humira revenues decreased by 17% for the three months and 14% for the nine months ended September 30, 2021 primarily driven by direct biosimilar competition in certain international markets.
Net revenues for Skyrizi increased by 83% for the three months and 90% for the nine months ended September 30, 2021 primarily driven by continued strong volume and market share uptake since launch in 2019 as a treatment for plaque psoriasis as well as market growth over the prior year.

2021 Form 10-Q |	32

Net revenues for Rinvoq increased more than 100% for the three and nine months ended September 30, 2021 primarily driven by continued strong volume and market share uptake since launch in 2019 for the treatment of moderate to severe rheumatoid arthritis as well as market growth over the prior year. Net revenues for the three months ended September 30, 2021 were also favorably impacted by recent regulatory approvals and expansion of Rinvoq for the treatment of psoriatic arthritis, atopic dermatitis and ankylosing spondylitis in certain international markets.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues remained relatively flat for the three months ended September 30, 2021 and increased by 3% for the nine months ended September 30, 2021 primarily due to favorable pricing, partially offset by lower new patient starts due to the COVID-19 pandemic and modest share loss in the United States.
Net revenues for Venclexta increased by 39% for the three months and 34% for the nine months ended September 30, 2021 primarily due to continued expansion of Venclexta for the treatment of patients with first-line CLL, relapsed/refractory CLL and first-line AML.
Net revenues for Botox Cosmetic used in facial aesthetics increased by 37% for the three months and more than 100% for the nine months ended September 30, 2021 due to increased brand investment and strong recovery from the COVID-19 pandemic. Net revenues for the nine months ended September 30, 2021 were also favorably impacted by a full period of Allergan results in 2021 compared to the prior year.
Net revenues for Juvederm Collection (including Juvederm Ultra XC, Juvederm Voluma XC and other Juvederm products) used in facial aesthetics increased by 27% for the three months and more than 100% for the nine months ended September 30, 2021 due to increased brand investment and strong recovery from the COVID-19 pandemic. Net revenues for the nine months ended September 30, 2021 were also favorably impacted by a full period of Allergan results in 2021 compared to the prior year.
Net revenues for Botox Therapeutic used primarily in neuroscience and urology therapeutic areas increased by 23% for the three months and more than 100% for the nine months ended September 30, 2021 due to a strong recovery from the COVID-19 pandemic. Net revenues for the nine months ended September 30, 2021 were also favorably impacted by a full period of Allergan results in 2021 compared to the prior year.
Net revenues for Vraylar for the treatment of schizophrenia, bipolar I disorder and bipolar depression increased by 29% for the three months and more than 100% for the nine months ended September 30, 2021 due to higher market share and market growth. Net revenues for the nine months ended September 30, 2021 were also favorably impacted by a full period of Allergan results in 2021 compared to the prior year.
Net revenues for Ubrelvy for the acute treatment of migraine with or without aura in adults increased more than 100% for the three and nine months ended September 30, 2021 primarily due to increased market share uptake since launch in 2020.
Net revenues for Mavyret increased by 3% for the three months ended September 30, 2021 primarily driven by partial recovery of global hepatitis C virus (HCV) markets while net revenues decreased by 7% for the nine months ended September 30, 2021 driven by the continued disruption of global HCV markets due to the COVID-19 pandemic.
Net revenues for Lupron increased by 35% for the three months and 3% for the nine months ended September 30, 2021 due to efforts to maximize available inventory for patients as the company manages through an ongoing supply issue impacting availability of certain formulations.
Gross Margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2021	2020	% change	2021	2020	% change
Gross margin	$9,952	$7,852	27%	$28,185	$21,243	33%
as a % of net revenues	69%	61%		68%	66%
Gross margin as a percentage of net revenues increased for the three and nine months ended September 30, 2021 compared to the prior year. Gross margin percentage for the three months ended September 30, 2021 was favorably impacted by lower amortization of inventory fair value step-up adjustment and intangible assets associated with the Allergan acquisition. Gross margin percentage for the nine months ended September 30, 2021 was favorably impacted by lower amortization of inventory fair value step-up adjustment associated with the Allergan acquisition, partially offset by higher amortization of intangible assets associated with the Allergan acquisition.

2021 Form 10-Q |	33

Selling, General and Administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2021	2020	% change	2021	2020	% change
Selling, general and administrative	$3,083	$2,846	8%	$9,089	$8,068	13%
as a % of net revenues	21%	22%		22%	25%
SG&A expenses as a percentage of net revenues decreased for the three and nine months ended September 30, 2021 compared to the prior year. SG&A expense percentage for the three months ended September 30, 2021 was favorably impacted by leverage from revenue growth and synergies realized for the period subsequent to completion of the Allergan acquisition. SG&A expense percentage for the nine months ended September 30, 2021 was favorably impacted by lower transaction and integration costs related to the acquisition of Allergan as well as leverage from revenue growth and synergies realized for the period subsequent to completion of the Allergan acquisition.
Research and Development and Acquired In-Process Research and Development

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2021	2020	% change	2021	2020	% change
Research and development	$1,673	$1,706	(2)%	$5,257	$4,667	13%
as a % of net revenues	12%	13%		13%	15%
Acquired in-process research and development	$390	$45	>100%	$557	$898	(38)%
R&D expenses as a percentage of net revenues decreased for the three and nine months ended September 30, 2021 compared to the prior year. R&D expense percentage was favorably impacted by the increased scale of the combined company and synergies realized for the period subsequent to completion of the Allergan acquisition as well as lower integration costs related to the acquisition of Allergan.
Acquired IPR&D expenses represent initial costs to acquire rights to in-process R&D projects through R&D collaborations, licensing arrangements or other asset acquisitions. Acquired IPR&D expense in the three and nine months ended September 30, 2021 included a charge of $400 million as a result of exercising the company’s exclusive right to acquire TeneoOne, an affiliate of Teneobio, Inc., and TNB-383B, a BCMA-targeting immunotherapeutic for the potential treatment of relapsed or refractory multiple myeloma (R/R MM). Acquired IPR&D expense in the nine months ended September 30, 2020 included a charge of $750 million as a result of entering a collaboration agreement with Genmab A/S to research, develop and commercialize investigational bispecific antibody therapeutics for the treatment of cancer. There were no individually significant transactions during the three months ended September 30, 2020.
Other Operating Expense, Net
Other operating expense, net for the three and nine months ended September 30, 2021 included a $500 million charge related to the extension of the Calico collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer.
Other Non-Operating Expenses

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Interest expense	$596	$630	$1,843	$1,825
Interest income	(11)	(10)	(30)	(163)
Interest expense, net	$585	$620	$1,813	$1,662

Net foreign exchange loss	$12	$20	$35	$54
Other expense, net	21	115	2,284	989
Interest expense decreased for the three months ended September 30, 2021 compared to the prior year primarily due to a lower average debt balance due to deleveraging and the favorable impact of lower interest rates on the company’s floating rate debt obligations. Interest expense increased for the nine months ended September 30, 2021 primarily due to a higher average debt balance associated with the incremental Allergan debt acquired partially offset by the favorable impact of lower interest rates on the company’s floating rate debt obligations and deleveraging.

2021 Form 10-Q |	34

Interest income increased for the three months ended September 30, 2021 compared to the prior year primarily due to a higher average cash and cash equivalents balance, partially offset by the unfavorable impact of lower interest rates. Interest income decreased for nine months ended September 30, 2021 compared to prior year primarily due to a lower average cash and cash equivalents balance as a result of the cash paid for the Allergan acquisition and the unfavorable impact of lower interest rates.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $98 million for the three months and $2.4 billion for the nine months ended September 30, 2021 and $197 million for the three months and $1.1 billion for the nine months ended September 30, 2020. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three months ended September 30, 2021, the change in fair value represented the passage of time partially offset by higher discount rates. For the nine months ended September 30, 2021, the change in fair value represented higher estimated Skyrizi sales driven by stronger market share uptake, favorable Skyrizi clinical results and the passage of time. For the three and nine months ended September 30, 2020, the change in fair value represented lower discount rates and the passage of time.
Income Tax Expense
The effective tax rate was 14% for the three and nine months ended September 30, 2021 compared to 7% for the three and nine months ended September 30, 2020. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the benefit from foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions and collaborations. The increase in the effective tax rate for the three and nine months ended September 30, 2021 over the prior year was primarily due to the jurisdictional mix of earnings resulting from collaboration activities and accretion on contingent consideration in 2021.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
(in millions)	2021	2020
Cash flows provided by (used in):
Operating activities	$17,702	$12,734
Investing activities	(1,199)	(36,930)
Financing activities	(12,701)	(7,806)
Operating cash flows for the nine months ended September 30, 2021 increased compared to the prior year. Operating cash flows for the nine months ended September 30, 2021 were favorably impacted by higher net revenues of the combined company and lower acquisition-related cash expenses, partially offset by the timing of working capital cash flows and higher income tax payments.
Investing cash flows for the nine months ended September 30, 2021 included payments made for other acquisitions and investments of $837 million, capital expenditures of $600 million and net sales and maturities of investment securities totaling $15 million. Investing cash flows for the nine months ended September 30, 2020 primarily included $39.7 billion cash consideration paid to acquire Allergan offset by cash acquired of $1.5 billion, net sales and maturities of investment securities totaling $1.4 billion, payments made for other acquisitions and investments of $1.1 billion and capital expenditures of $519 million.
Financing cash flows for the nine months ended September 30, 2021 included early repayments of $1.8 billion aggregate principal amount of the company’s 2.3% senior notes, $1.2 billion aggregate principal amount of the company’s 5.0% senior notes and €750 million aggregate principal amount of the company’s 0.5% senior euro notes. Financing cash flows also included repayment of a $1.0 billion floating rate term loan due May 2023 and issuance of a new $1.0 billion floating rate term loan as part of the term loan refinancing in September 2021. Additionally, financing cash flows included repayment of $750 million aggregate principal amount of floating rate senior notes at maturity in May 2021. Financing cash flows for the nine months ended September 30, 2020 included the issuance of term loans totaling $3.0 billion under the existing $6.0 billion term loan credit agreement which were used to finance the acquisition of Allergan. Subsequent to these borrowings, AbbVie terminated the unused commitments of the lenders under the term loan. Additionally, financing cash flows included the May 2020 repayment of $3.8 billion aggregate principal amount of the company's 2.50% senior notes at maturity and the September 2020 repayment of $650 million aggregate principal amount of 3.375% Allergan exchange notes at maturity.
Cash dividend payments totaled $6.9 billion for the nine months ended September 30, 2021 and $5.6 billion for the nine months ended September 30, 2020. The increase in cash dividend payments was primarily driven by higher outstanding shares following the 286 million shares of AbbVie common stock issued to Allergan shareholders in May 2020 as well as an increase in the quarterly

2021 Form 10-Q |	35

dividend rate. On September 10, 2021, the board of directors declared a quarterly cash dividend of $1.30 per share for stockholders of record at the close of business on October 15, 2021, payable on November 15, 2021. On October 29, 2021, the company announced that its board of directors declared an increase in the company’s quarterly cash dividend from $1.30 per share to $1.41 per share beginning with the dividend payable on February 15, 2022 to stockholders of record as of January 14, 2022. This reflects an increase of approximately 8.5% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 5 million shares for $550 million during the nine months ended September 30, 2021 and 6 million shares for $500 million during the nine months ended September 30, 2020.
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
AbbVie currently has a $4.0 billion five-year revolving credit facility that matures in August 2024. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At September 30, 2021, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of September 30, 2021 and December 31, 2020.
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
Credit Ratings
There were no changes in the company’s credit ratings during the nine months ended September 30, 2021. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in the company’s application of its critical accounting policies during the nine months ended September 30, 2021.

2021 Form 10-Q |	36

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended September 30, 2021.
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

2021 Form 10-Q |	37

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 – July 31, 2021	937	(1)	$115.19	(1)	—	$2,643,316,927
August 1, 2021 – August 31, 2021	898	(1)	$114.97	(1)	—	$2,643,316,927
September 1, 2021 – September 30, 2021	1,011	(1)	$108.49	(1)	—	$2,643,316,927
Total	2,846	(1)	$112.74	(1)	—	$2,643,316,927

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 937 in July; 898 in August; and 1,011 in September.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2021 Form 10-Q |	38

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 2, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

2021 Form 10-Q |	39

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Robert A. Michael
Robert A. Michael
Executive Vice President,
Chief Financial Officer

Date: November 2, 2021

2021 Form 10-Q |	40