Form 10-K
period 2021-12-31
AbbVie Inc.
filed 2022-02-18
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes ☐       No ☒
The aggregate market value of the 1,751,117,802 shares of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of AbbVie Inc.'s most recently completed second fiscal quarter (June 30, 2021), was $197,245,909,217. AbbVie has no non-voting common equity.
Number of common shares outstanding as of January 31, 2022: 1,768,753,829
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2022 AbbVie Inc. Proxy Statement are incorporated by reference into Part III. The Definitive Proxy Statement will be filed on or about March 21, 2022.

ABBVIE INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

PART I
ITEM 1. BUSINESS

Overview
AbbVie(1) is a global, diversified research-based biopharmaceutical company positioned for success with a comprehensive product portfolio that has leadership positions across immunology, hematologic oncology, neuroscience, aesthetics and eye care. AbbVie uses its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases.
AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100% of the outstanding common stock of AbbVie to Abbott's shareholders.
Impact of the Coronavirus Disease 2019 (COVID-19)
The novel coronavirus (COVID-19) pandemic continues to spread throughout the United States and around the world. As COVID-19 continues to have an impact worldwide, AbbVie is focused on the health and safety of its employees, health care professionals and patients and communities. In the continued operation of its business, AbbVie has followed health and safety guidance from relevant health authorities, managed manufacturing and supply chain resources and monitored closely its clinical trial sites. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Coronavirus Disease 2019 (COVID-19)."
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

1	| 2021 Form 10-K

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
Humira.    Humira (adalimumab) is a biologic therapy administered as a subcutaneous injection. It is approved to treat the following autoimmune diseases in the United States, Canada and Mexico (collectively, North America) and in the European Union:

Condition	Principal Markets
Rheumatoid arthritis (moderate to severe)	North America, European Union
Psoriatic arthritis	North America, European Union
Ankylosing spondylitis	North America, European Union
Adult Crohn's disease (moderate to severe)	North America, European Union
Plaque psoriasis (moderate to severe chronic)	North America, European Union
Juvenile idiopathic arthritis (moderate to severe polyarticular)	North America, European Union
Ulcerative colitis (moderate to severe)	North America, European Union
Axial spondyloarthropathy	European Union
Pediatric Crohn's disease (moderate to severe)	North America, European Union
Hidradenitis suppurativa (moderate to severe)	North America, European Union
Pediatric enthesitis-related arthritis	European Union
Non-infectious intermediate, posterior and panuveitis	North America, European Union
Pediatric ulcerative colitis (moderate to severe)	U.S., Canada, European Union
Pediatric uveitis	North America, European Union
Humira is also approved in Japan for the treatment of intestinal Behçet's disease and pyoderma gangrenosum.
Humira is sold in numerous other markets worldwide, including Japan, China, Brazil and Australia, and accounted for approximately 37% of AbbVie's total net revenues in 2021.
Skyrizi.    Skyrizi (risankizumab) is an interleukin-23 (IL-23) inhibitor that selectively blocks IL-23 by binding to its p19 subunit. It is a biologic therapy administered as a quarterly subcutaneous injection following two induction doses. Skyrizi is approved in the United States, Canada, Mexico and the European Union and is indicated for the treatment of moderate to severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. In the United States and the European Union, Skyrizi is additionally approved for the treatment of active psoriatic arthritis in adult patients who have an inadequate response or intolerance to disease-modifying antirheumatic drugs (DMARDs). In Japan, Skyrizi is approved for the treatment of plaque psoriasis, generalized pustular psoriasis, erythrodermic psoriasis and psoriatic arthritis in adult patients who have an inadequate response to conventional therapies.
Rinvoq. Rinvoq (upadacitinib) is an oral, once-daily selective and reversible JAK inhibitor that is approved to treat the following inflammatory diseases in North America, Japan and the European Union:

Condition	Principal Markets
Rheumatoid arthritis (moderate to severe)	North America, European Union, Japan
Psoriatic arthritis	U.S., Canada, European Union, Japan
Ankylosing spondylitis	European Union
Atopic dermatitis (moderate to severe)	U.S., Canada, European Union, Japan
In the United States, Rinvoq is indicated for both the treatment of moderate to severe active rheumatoid arthritis, and for active psoriatic arthritis, in adult patients who have an inadequate response or intolerance to one or more TNF blockers. It is also indicated for the treatment of moderate to severe atopic dermatitis in adults and children 12 years of age and older whose disease is not adequately controlled with other systemic drug products, including biologics, or when use of those therapies are inadvisable.

2021 Form 10-K |	2

Oncology products. AbbVie’s oncology products target some of the most complex and difficult-to-treat cancers. These products are:
Imbruvica. Imbruvica (ibrutinib) is an oral, once-daily therapy that inhibits a protein called Bruton's tyrosine kinase. Imbruvica was one of the first medicines to receive a United States Food and Drug Administration (FDA) approval after being granted a Breakthrough Therapy Designation and is one of the few therapies to receive four separate designations. Imbruvica currently is approved for the treatment of adult patients with blood cancers such as chronic lymphocytic leukemia (CLL), as well as certain forms of non-Hodgkin lymphoma.
Venclexta/Venclyxto. Venclexta (venetoclax) is a B-cell lymphoma 2 (BCL-2) inhibitor used to treat hematological malignancies. Venclexta is approved by the FDA for adults with CLL or SLL. In addition, Venclexta is approved in combination with azacitidine, or decitabine, or low-dose cytarabine to treat adults with newly-diagnosed acute myeloid leukemia who are 75 years of age or older or have other medical conditions that prevent the use of standard chemotherapy.
Aesthetics products. AbbVie’s Aesthetics portfolio consists of facial injectables, plastics and regenerative medicine, body contouring and skincare products, which hold market-leading positions in the U.S. and in key markets around the world. These products are:
Botox Cosmetic. Botox Cosmetic is an acetylcholine release inhibitor and a neuromuscular blocking agent indicated for treatment in three areas: temporary improvement in the appearance of moderate to severe glabellar lines (frown lines between the eyebrows), moderate to severe crow's feet and moderate to severe forehead lines in adults. Having received its initial FDA approval in 2002, Botox Cosmetic is now approved for use in all major markets around the world and has become one of the world’s most recognized and iconic brands.
The Juvederm Collection of Fillers. The Juvederm Collection of Fillers is a portfolio of hyaluronic acid-based dermal fillers with a variety of approved indications in the U.S. and in other major markets around the world to augment or treat volume loss in the cheeks, chin, lips and lower face.
Other aesthetics. Other aesthetics products include, but are not limited to, Coolsculpting body contouring technology, Alloderm regenerative dermal tissue, Natrelle breast implants, the SkinMedica skincare line and DiamondGlow dermabrasion technology.
Neuroscience products. AbbVie’s neuroscience products address some of the most difficult-to-treat neurologic diseases. These products are:
Botox Therapeutic. Botox Therapeutic (onabotulinumtoxinA injection) is a neuromuscular blocking agent that is injected into muscle tissue in treatment for the following indications in the United States:
•Prophylaxis of headaches in adult patients with chronic migraine (≥ 15 days per month with headache lasting 4 hours a day or longer).
•Overactive bladder with symptoms of urge urinary incontinence, urgency and frequency, in adults who have an inadequate response to or are intolerant of an anticholinergic medication.
•Urinary incontinence due to detrusor overactivity associated with a neurologic condition (e.g., spinal cord injury, multiple sclerosis) in adults who have an inadequate response to or are intolerant of an anticholinergic medication.
•Spasticity in patients 2 years of age and older.
•Cervical dystonia in adults to reduce the severity of abnormal head position and neck pain associated with cervical dystonia.
•Strabismus and blepharospasm associated with dystonia, including benign essential blepharospasm or VII nerve disorders in patients 12 years of age and older.
•Severe primary axillary hyperhidrosis that is inadequately managed with topical agents. Licenses around the world vary.
•Focal spasticity associated with dynamic equinus foot deformity due to spasticity in ambulant pediatric cerebral palsy patients 2 years of age or older.

3	| 2021 Form 10-K

•Focal spasticity of the wrist and hand in adult post stroke patients.
•Focal spasticity of the ankle and foot in adult post stroke patients.
Vraylar. Vraylar (cariprazine) is a dopamine D3-preferring D3/D2 receptor partial agonist and a 5-HT1A receptor partial agonist. Its D3 binding profile may be linked to observed improvements in the negative symptoms of schizophrenia and to antidepressant effects in bipolar I disorder (bipolar depression). Vraylar is indicated for acute and maintenance treatment of schizophrenia in adults, acute treatment of manic or mixed episodes associated with bipolar disorder in adults and acute treatment of depressive episodes associated with bipolar I disorder in adults.
Duopa and Duodopa (carbidopa and levodopa).    AbbVie's levodopa-carbidopa intestinal gel for the treatment of advanced Parkinson's disease is marketed as Duopa in the United States and as Duodopa outside of the United States.
Ubrelvy. Ubrelvy (ubrogepant) is indicated for the acute treatment of migraine with or without aura in adults and is only commercialized in the United States.
Other neuroscience. Other neuroscience products include Qulipta (atogepant), which is indicated for preventive treatment of episodic migraine in adults.
Eye care products. AbbVie’s eye care products address unmet needs and new approaches to help preserve and protect patients’ vision. These products are:
Lumigan/Ganfort. Lumigan (bimatoprost ophthalmic solution) 0.01% is a once daily, topical prostaglandin analog indicated for the reduction of elevated intraocular pressure (IOP) in patients with open angle glaucoma (OAG) or ocular hypertension (OHT). Ganfort is a once daily topical fixed combination of bimatoprost 0.03% and timolol 0.5% for the reduction of IOP in adult patients with OAG or OHT. Lumigan is sold in the United States and numerous markets around the world, while Ganfort is approved in the European Union and some markets in South America, the Middle East and Asia.
Alphagan/Combigan. Alphagan (brimonidine tartrate ophthalmic solution) is an alpha-adrenergic receptor agonist indicated for the reduction of elevated IOP in patients with open-angle glaucoma or ocular hypertension. Combigan (brimonidine tartrate/timolol maleate ophthalmic solution) is approved for reducing elevated IOP in patients with glaucoma who require additional or adjunctive IOP-lowering therapy. Both Alphagan and Combigan are available for sale in the United States and numerous markets around the world.
Restasis. Restasis is a calcineurin inhibitor immunosuppressant indicated to increase tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca. Restasis is approved in the United States and a number of other markets in South America, the Middle East and Asia.
Other eye care. Other eye care products include Xen, Durysta, Ozurdex, Refresh/Optive and Vuity.
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
Orilissa/Oriahnn. Orilissa (elagolix) is the first and only orally-administered, nonpeptide small molecule gonadotropin-releasing hormone (GnRH) antagonist specifically developed for women with moderate to severe endometriosis pain. It represents the first FDA-approved oral treatment for the management of moderate to severe pain associated with endometriosis in over a decade. Orilissa inhibits endogenous GnRH signaling by binding competitively to GnRH receptors in the pituitary gland. Administration results in dose-dependent suppression of luteinizing hormone and follicle-stimulating hormone, leading to decreased blood concentrations of ovarian sex hormones, estradiol and progesterone. Outside the United States, Orilissa is also launched in Canada. Oriahnn (elagolix, estradiol and norethindrone acetate capsules; elagolix capsules) is a combination prescription medicine used to control heavy menstrual bleeding related to uterine fibroids in women before menopause.
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

2021 Form 10-K |	4

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
In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. In 2021, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's pharmaceutical product sales in the United States. No individual wholesaler accounted for greater than 37% of AbbVie's 2021 gross revenues in the United States. Outside the United States, AbbVie sells products primarily to customers or through distributors, depending on the market served.
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

5	| 2021 Form 10-K

and biologics. For example, Humira competes with anti-TNF products, JAK inhibitors and other competitive products intended to treat a number of disease states and Mavyret/Maviret competes with other available HCV treatment options. In addition, in the past few years, a number of other companies have started to develop, have successfully developed and/or are currently marketing products that are being positioned as competitors to Botox. The search for technological innovations in pharmaceutical products is a significant aspect of competition. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price is also a competitive factor. In addition, the substitution of generic pharmaceutical products for branded conventional (small-molecule) pharmaceutical products creates competitive pressures on AbbVie's products that do not have patent protection. New products or treatments brought to market by AbbVie’s competitors could cause revenues for AbbVie’s products to decrease due to price reductions and sales volume decreases.
Biosimilars.    Competition for AbbVie’s biologic products is affected by the approval of follow-on biologics, also known as “biosimilars.” Biologics have added major therapeutic options for the treatment of many diseases, including some for which therapies were unavailable or inadequate. The cost of developing and producing biologic therapies is typically dramatically higher than for small molecule medications, and many biologic medications are used for ongoing treatment of chronic diseases, such as rheumatoid arthritis or inflammatory bowel disease, or for the treatment of previously untreatable cancer. Significant investments in biologics infrastructure and manufacturing are necessary to produce biologic products.
Humira is now facing direct biosimilar competition in Europe and other countries, and AbbVie will continue to face competitive pressure from these biologics and from orally administered products.
In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act (the FFDCA), the Public Health Service Act (PHSA) and the regulations implementing these statutes. The enactment of federal health care reform legislation in March 2010 provided a pathway for approval of biosimilars under the PHSA, but the approval process for, and science behind, biosimilars is complex. Approval by the FDA is dependent upon many factors, including a showing that the biosimilar is "highly similar" to the original product and has no clinically meaningful differences from the original product in terms of safety, purity and potency. The types of data that could ordinarily be required in an application to show similarity may include analytical data, bioequivalence studies and studies to demonstrate chemical similarity, animal studies (including toxicity studies) and clinical studies.
Furthermore, the law provides that only a biosimilar product that is determined to be "interchangeable" will be considered by the FDA as substitutable for the original biologic product without the intervention of the health care provider who prescribed the original biologic product. To prove that a biosimilar product is interchangeable, the applicant must demonstrate that the product can be expected to produce the same clinical results as the original biologic product in any given patient, and if the product is administered more than once in a patient, that safety risks and potential for diminished efficacy of alternating or switching between the use of the interchangeable biosimilar biologic product and the original biologic product is no greater than the risk of using the original biologic product without switching. The law continues to be interpreted and implemented by the FDA. As a result, its full ultimate impact, implementation and meaning remains subject to uncertainty.
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
Pharmaceutical products may be entitled to other forms of legal or regulatory exclusivity upon approval. The scope, length and requirements for each of these exclusivities vary both in the United States and in other jurisdictions. In the United States, if the FDA approves a conventional drug product that contains an active ingredient not previously approved, the product is typically entitled to five years of non-patent regulatory exclusivity. Specific conditions of use approved for

2021 Form 10-K |	6

individual products may also be entitled to three years of exclusivity if approval was based on the FDA’s reliance on new clinical studies essential to approval submitted by the NDA applicant. If the NDA applicant studies the product for use by children, the FDA may grant pediatric exclusivity, which extends by 180 days all existing exclusivities (patent and regulatory) related to the product. For products that are either used to treat conditions that afflict a relatively small population or for which there is not a reasonable expectation that the research and development costs will be recovered, the FDA may designate the pharmaceutical as an orphan drug and grant it seven years of exclusivity. Other types of regulatory exclusivity may also be available, such as Generating New Antibiotic Incentives Now (GAIN) exclusivity, which can provide new antibiotic or new antifungal drugs an additional five years of exclusivity to be added to certain exclusivities already provided for by law.
Applicable laws and regulations dictate the scope of any exclusivity to which a product or particular characteristics of a product is entitled upon approval in any particular country. In certain instances, regulatory exclusivity may offer protection where patent protection is no longer available or for a period of time in excess of patent protection. It is not possible to estimate for each product in development the total period and scope of exclusivity to which it may become entitled until regulatory approval is obtained or sometimes even later. However, given the length of time required to complete clinical development of a pharmaceutical product, the periods of exclusivity that might be achieved in any individual case would not generally be expected to exceed a minimum of three years and a maximum of 14 years. These estimates do not consider other factors, such as the difficulty of recreating the manufacturing process for a particular product or other proprietary knowledge that may delay the introduction of a generic or other follow-on product after the expiration of applicable patent and other regulatory exclusivity periods.
Biologics may be entitled to exclusivity under the Biologics Price Competition and Innovation Act, which was passed on March 23, 2010 as Title VII to the Patient Protection and Affordable Care Act. The law provides a pathway for approval of biosimilars following the expiration of 12 years of regulatory exclusivity for the innovator biologic and a potential additional 180 day-extension term for conducting pediatric studies. Biologics are also eligible for orphan drug exclusivity, as discussed above. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity and enforceability. The European Union has also created a pathway for approval of biosimilars and has published guidelines for approval of certain biosimilar products. The more complex nature of biologics and biosimilar products has led to close regulatory scrutiny over follow-on biosimilar products, which can reduce the effect of biosimilars on sales of the innovator biologic as compared to the sales erosion caused by generic versions of small molecule pharmaceutical products.
AbbVie owns or has licensed rights to a substantial number of patents and patent applications. AbbVie licenses or owns a patent portfolio of thousands of patent families, each of which includes United States patent applications and/or issued patents and may also contain the non-United States counterparts to these patents and applications.
These patents and applications, including various patents that expire during the period 2022 to the early 2040s, in aggregate are believed to be of material importance in the operation of AbbVie’s business. However, AbbVie believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark Humira), are material in relation to the company’s business as a whole. The United States composition of matter (that is, compound) patent covering adalimumab expired in December 2016, and the equivalent European Union patent expired in October 2018 in the majority of European Union countries. In the United States, non-composition of matter patents covering adalimumab expire no earlier than 2022. AbbVie has entered into settlement and license agreements with several adalimumab biosimilar manufactures. Under the agreements, the licenses in the United States will begin in 2023 and the licenses in Europe began in 2018.
In addition, the following patents, licenses and trademarks are significant: those related to ibrutinib (which is sold under the trademark Imbruvica) and those related to risankizumab (which is sold under the trademark Skyrizi). The United States composition of matter patent covering ibrutinib is expected to expire in 2027, however no generic entry for any ibrutinib product is expected prior to March 30, 2032, assuming pediatric exclusivity is granted. The United States composition of matter patent covering risankizumab is expected to expire in 2033.
AbbVie may rely, in some circumstances, on trade secrets to protect its technology. AbbVie seeks to protect its technology and product candidates, in part, by confidentiality agreements with its employees, consultants, advisors, contractors and collaborators. These agreements may be breached and AbbVie may not have adequate remedies for any breach. In addition, AbbVie’s trade secrets may otherwise become known or be independently discovered by competitors. To the extent that AbbVie’s employees, consultants, advisors, contractors and collaborators use intellectual property owned by others in their work for the company, disputes may arise as to the rights in related or resulting know-how and inventions.

7	| 2021 Form 10-K

Licensing, Acquisitions and Other Arrangements
In addition to its independent efforts to develop and market products, AbbVie enters into arrangements such as acquisitions, option-to-acquire agreements, licensing arrangements, option-to-license arrangements, strategic alliances, co-promotion arrangements, co-development and co-marketing agreements and joint ventures. The acquisitions and option-to-acquire agreements typically include, among other terms and conditions, non-refundable purchase price payments or option fees, option exercise payments, milestones or earn-outs and other customary terms and obligations. The licensing and other arrangements typically include, among other terms and conditions, non-refundable upfront license fees, option fees and option exercise payments, milestone payments and royalty and/or profit sharing obligations. See Note 5, "Licensing, Acquisitions and Other Arrangements—Other Licensing & Acquisitions Activity," to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."
Third Party Agreements
AbbVie has agreements with third parties for process development, product distribution, analytical services and manufacturing of certain products. AbbVie procures certain products and services from a limited number of suppliers and, in some cases, a single supply source. In addition, AbbVie has agreements with third parties for active pharmaceutical ingredient and product manufacturing, formulation and development services, fill, finish and packaging services, transportation and distribution and logistics services for certain products. AbbVie does not believe that these manufacturing related agreements are material because AbbVie's business is not substantially dependent on any individual agreement. In most cases, AbbVie maintains alternate supply relationships that it can utilize without undue disruption of its manufacturing processes if a third party fails to perform its contractual obligations. AbbVie seeks to maintain sufficient inventory of product to minimize the impact of any supply disruption.
AbbVie is also party to certain collaborations and other arrangements, as discussed in Note 5, "Licensing, Acquisitions and Other Arrangements—Other Licensing & Acquisitions Activity," to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."
Sources and Availability of Raw Materials
AbbVie purchases, in the ordinary course of business, raw materials and supplies essential to its operations from numerous suppliers around the world. In addition, certain medical devices and components necessary for the manufacture of AbbVie products are provided by unaffiliated third party suppliers. Despite the disruption to the global supply chain caused by COVID-19, AbbVie has continued to supply patients with no material supply impact, except for the previously-disclosed near-term supply issues impacting Lupron. Given the general increased global volatility due to the pandemic, AbbVie is monitoring and taking actions to mitigate potential supply shortages which may impact the fulfillment of product demand.
Research and Development Activities
AbbVie makes a significant investment in research and development and has numerous compounds (and complementary devices) in clinical development, including potential treatments for complex, life-threatening diseases. AbbVie's ability to discover and develop new compounds is enhanced by the company's use of integrated discovery and development project teams, which include chemists, biologists, physicians and pharmacologists who work on the same compounds as a team. AbbVie also partners with third parties, such as biotechnology companies, other pharmaceutical companies and academic institutions to identify and prioritize promising new treatments that complement and enhance AbbVie’s existing portfolio. AbbVie also supplements its research and development efforts with acquisitions.
The research and development process generally begins with discovery research which focuses on the identification of a molecule that has a desired effect against a given disease. If preclinical testing of an identified compound proves successful, the compound moves into clinical development which generally includes the following phases:
•Phase 1— involves the first human tests in a small number of healthy volunteers or patients to assess safety, tolerability and doses for later phases.
•Phase 2— tests different doses of the drug in a disease state in order to assess efficacy.
•Phase 3— tests a drug that demonstrates favorable results in the earlier phases in a significantly larger patient population to further demonstrate efficacy and safety in order to meet requirements to enable global approval.
Preclinical data and clinical trials from all of the development phases provide the data required to prepare and submit an NDA, a Biological License Application (BLA) or other submission for regulatory approval to the FDA or similar government agencies outside the United States. The specific requirements (e.g., scope of clinical trials) for obtaining regulatory approval vary across different countries and geographic regions.

2021 Form 10-K |	8

The research and development process from discovery through a new drug launch typically takes 8 to 12 years and can be even longer. The research and development of new pharmaceutical products has a significant amount of inherent uncertainty. There is no guarantee when, or if, a molecule will receive the regulatory approval required to launch a new drug or indication.
In addition to the development of new products, delivery devices, and new formulations, research and development projects also may include Phase 4 trials, sometimes called post-marketing studies. For such projects, clinical trials are designed and conducted to collect additional data regarding, among other parameters, the benefits and risks of an approved drug.
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
Compliance with regulatory requirements is assured through periodic, announced or unannounced inspections by the FDA and other regulatory authorities, and these inspections associated with clinical development may include the sponsor, investigator sites, laboratories, hospitals and manufacturing facilities of AbbVie's subcontractors or other third-party manufacturers. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, including rejection of an NDA or BLA.
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
Similarly, applications for a new product in China are submitted to the Center for Drug Evaluation (CDE) of the National Medical Products Administration for technical review and approval of a product for marketing in China. Clinical data in Chinese subjects are usually required to support approval in China, requiring the inclusion of China in global pivotal studies, or a separate China/Asian clinical trial.

9	| 2021 Form 10-K

The regulatory process in many emerging markets continues to evolve. Many emerging markets, including those in Asia, generally require regulatory approval to have been obtained in a large developed market (such as the United States or Europe) before the country will begin or complete its regulatory review process. Similar to the requirements in Japan and China, certain countries (notably South Korea, Taiwan, India and Russia) also generally require that local clinical studies be conducted in order to support regulatory approval in the country.
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
Regulation—Commercialization, Distribution and Manufacturing
The manufacturing, marketing, sale, promotion and distribution of AbbVie's products are subject to comprehensive government regulation. Government regulation by various national, regional, federal, state and local agencies, both in the United States and other countries, addresses (among other matters) inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, labeling, packaging, marketing and promotion, pricing and reimbursement, sampling, distribution, quality control, post-marketing surveillance, record keeping, storage and disposal practices. AbbVie's operations are also affected by trade regulations in many countries that limit the import of raw materials and finished products and by laws and regulations that seek to prevent corruption and bribery in the marketplace (including the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act, which provide guidance on corporate interactions with government officials) and require safeguards for the protection of personal data. In addition, AbbVie is subject to laws and regulations pertaining to health care fraud and abuse, including state and federal anti-kickback and false claims laws in the United States. Prescription drug manufacturers such as AbbVie are also subject to taxes, as well as application, product, user and other fees.
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
 United States.    Specifically, U.S. federal laws require pharmaceutical manufacturers to pay certain statutorily-prescribed rebates to state Medicaid programs on prescription drugs reimbursed under state Medicaid plans, and the efforts by states to seek additional rebates may affect AbbVie's business. Similarly, the Veterans Health Care Act of 1992, as a prerequisite to participation in Medicaid and other federal health care programs, requires that manufacturers extend additional discounts on pharmaceutical products to various federal agencies, including the United States Department of Veterans Affairs, Department of Defense and Public Health Service entities and institutions. In addition, recent legislative changes would require similarly discounted prices to be offered to TRICARE program beneficiaries. The Veterans Health Care Act of 1992 also established the 340B drug discount program, which requires pharmaceutical manufacturers to provide products at reduced prices to various designated health care entities and facilities.
In the United States, most states also have generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's generic version of a pharmaceutical product for the one prescribed. In

2021 Form 10-K |	10

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
Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (together, the Affordable Care Act), AbbVie pays a fee related to its pharmaceuticals sales to government programs. In addition, AbbVie provides a discount of 70% for branded prescription drugs sold to patients who fall into the Medicare Part D coverage gap, or "donut hole."
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
AbbVie expects debate to continue during 2022 at all government levels worldwide over the marketing, availability, method of delivery and payment for health care products and services. AbbVie believes that future legislation and regulation in the markets it serves could affect access to health care products and services, increase rebates, reduce prices or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceuticals industry, or require additional reporting and disclosure. It is difficult to predict the extent to which AbbVie or the health care industry in general might be affected by the matters discussed above.
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

11	| 2021 Form 10-K

Regulation – Medical Devices
Medical devices are subject to regulation by the FDA, state agencies and foreign government health authorities. FDA regulations, as well as various U.S. federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping and marketing of medical device products agencies in the United States. AbbVie’s medical device product candidates, including AbbVie’s breast implants, must undergo rigorous clinical testing and an extensive government regulatory clearance or approval process prior to sale in the United States and other countries. The lengthy process of clinical development and submissions for clearance or approval, and the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources. Regulatory clearance or approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Cleared or approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale and/or use or require their withdrawal from the market.
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
A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. Clinical trials generally require submission of an application for an investigational device exemption (IDE), which must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. A study sponsor must obtain approval for its IDE from the FDA, and it must also obtain approval of its study from the Institutional Review Board overseeing the trial. The results of clinical testing may not be sufficient to obtain approval of the investigational device.
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
European Union. Medical device products that are marketed in the European Union must comply with the requirements of the Medical Device Regulation (the MDR), which came into effect in May 2021. The MDR provides for regulatory oversight with respect to the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed in the European Union are safe and effective for their intended uses. Medical devices that comply with the MDR are entitled to bear a Conformité Européenne marking evidencing such compliance and may be marketed in the European Union. Failure to comply with these domestic and international regulatory requirements could affect AbbVie’s ability to market and sell AbbVie’s products in these countries.

2021 Form 10-K |	12

Environmental Matters
AbbVie believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. AbbVie's capital expenditures for pollution control in 2021 were approximately $17 million and operating expenditures were approximately $33 million. In 2022, capital expenditures for pollution control are estimated to be approximately $14 million and operating expenditures are estimated to be approximately $34 million.
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
Employees
AbbVie employed approximately 50,000 employees in over 70 countries as of January 31, 2022. Outside the United States, some of AbbVie's employees are represented by unions or works councils. AbbVie believes that it has good relations with its employees.
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
Attracting and Developing Talent. Attracting and developing high-performing talent is essential to AbbVie’s continued success. AbbVie implements detailed talent attraction strategies, with an emphasis on STEM skill sets, a diverse talent base and other critical skillsets, including drug discovery, clinical development, market access and business development. AbbVie also invests in competitive compensation and benefits programs. In addition to offering a comprehensive suite of benefits ranging from medical and dental coverage to retirement, disability and life insurance programs, AbbVie also provides health promotion programs, mental health awareness campaigns and employee assistance programs in several countries, financial wellness support, on-site health screenings and immunizations in several countries and on-site fitness and rehabilitation centers. In addition, the AbbVie Employee Assistance Fund (a part of the AbbVie Foundation) supports two programs for global employees: the AbbVie Possibilities Scholarship for children of employees, which is an annual merit-based scholarship for use at accredited colleges, universities or vocational-technical schools; and the Employee Relief Program, which is financial assistance to support short term needs of employees when faced with large-scale disasters (e.g. a hurricane), individual disasters (e.g. a home fire) or financial hardship (e.g. the death of a spouse). Finally, AbbVie empowers managers and their teams with tools, tips and guidelines on effectively managing workloads, managing teams from a distance and supporting flexible work practices.
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

13	| 2021 Form 10-K

Programs, which attract graduates, postgraduates and post-doctoral talent to participate in formal development programs lasting up to three years, with the objective of strengthening functional and leadership capabilities.
Culture. AbbVie’s shared values of transforming lives, acting with integrity, driving innovation, embracing diversity and inclusion and serving the community form the core of the company's culture. AbbVie articulates the behaviors associated with these values in the Ways We Work, a core set of working behaviors that emphasize how the company achieves results is equally as important as achieving them. The Ways We Work are designed to ensure that every AbbVie employee is aware of the company's cultural expectations. AbbVie integrates the Ways We Work into all talent processes, forming the basis for assessing performance, prioritizing development and ultimately rewarding employees. AbbVie believes its culture creates strong engagement, which is measured regularly through a confidential, third party all-employee survey, and this engagement supports AbbVie’s mission of making a remarkable impact on people’s lives.
Equity, Equality, Diversity & Inclusion (EED&I). A cornerstone of AbbVie’s human capital management approach is to prioritize fostering an inclusive and diverse workforce. In 2019, AbbVie adopted a five-year Equality, Diversity & Inclusion roadmap that defines key global focus areas, objectives and associated initiatives, and includes implementation plans organized by business function and geography. AbbVie’s senior leaders have adopted formal goals aligned with executing this strategy. In recent years, AbbVie's board of directors has prioritized oversight of AbbVie's response to the U.S. racial justice movement, including overseeing internal programs designed to ensure that AbbVie is attracting, retaining and developing diverse talent. Through December 2021, women represented 51 percent of management positions globally and in the United States, 35 percent of AbbVie's workforce was comprised of members of historically underrepresented populations, an increase from 2020. Further, AbbVie is committed to pay equity and conducts pay equity analyses annually. A critical component of AbbVie's strategy is to instill an inclusive mindset in all AbbVie leaders and employees, so the company can realize the full value of a diverse workforce from recruitment through retirement. AbbVie recently launched a new resource for people who manage others to reinforce the importance of EED&I to the business, educate leaders on inclusive recruiting practices and modeling inclusive behavior, and encourage participation in the company's inclusive culture learning opportunities. AbbVie's Employee Resource Groups also help the company nurture an inclusive culture by building community, hosting awareness events and providing leadership and career opportunities. In 2021, AbbVie reiterated its commitment to racial equality and social justice by, among other things, expanding its employee matching program to $3-to-$1 for donations to civil rights nonprofits fostering racial equity and by reaffirming its commitment to clinical trial diversity. Additional information about AbbVie's efforts on racial equality and social justice is provided on the company's website at: https://abbvie.com/our-company/equality-inclusion-diversity/our-commitment-to-racial-justice.html.
COVID-19 Health and Safety. AbbVie has effectively prioritized the health and safety of its employees during the COVID-19 pandemic, while continuing to drive strong business performance. AbbVie implemented, among other things, temporary office and facility closures and establishment of new safety and cleaning protocols and procedures; regular communication regarding the effect of the pandemic on AbbVie's business and employees; establishment of physical distancing procedures, modification of workspaces and provision of personal protective equipment and cleaning supplies for employees; provision of on-site vaccinations and temperature screenings; a variety of testing and vaccination resources including on-site vaccinations and on-site and at-home testing and COVID case management programs; and remote working accommodations and related services to support employees’ needs for flexibility. In addition, COVID-19 is a covered event under the AbbVie Employee Assistance Fund's Employee Relief Program, entitling eligible AbbVie employees and their families to financial assistance to pay for mortgage/rent, utilities, food, childcare and medical expenses not covered by insurance. AbbVie also provided paid leave and other support and accommodations to the company's employees with relevant medical, pharmaceutical, research and development, science, public health and public safety skills, knowledge, training and experience who desired or were requested or mandated to serve as volunteers during the pandemic. Lastly, AbbVie’s commitment to employees has been evidenced by no workforce reductions and no salary reductions associated with COVID-19.
Internet Information
Copies of AbbVie's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through AbbVie's investor relations website (investors.abbvie.com) as soon as reasonably practicable after AbbVie electronically files the material with, or furnishes it to, the Securities and Exchange Commission (SEC).
AbbVie's corporate governance guidelines, outline of directorship qualifications, code of business conduct and the charters of AbbVie's audit committee, compensation committee, nominations and governance committee and public policy committee are all available on AbbVie's investor relations website (investors.abbvie.com).

2021 Form 10-K |	14

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
While the impact of COVID-19 on AbbVie’s operations, including, among others, its manufacturing and supply chain, sales and marketing, commercial and clinical trial operations, to date has not been material, AbbVie has experienced lower new patient starts in certain products and markets. The impact of COVID-19 on AbbVie over the long-term is uncertain and cannot be predicted with confidence. The extent of the adverse impact of COVID-19 on AbbVie’s operations will depend on the extent and severity of the continued spread of COVID-19 globally, the timing and nature of actions taken to respond to COVID-19 and the resulting economic consequences. Ultimately, efforts to mitigate the impact of COVID-19 may not completely prevent AbbVie's business from being adversely affected and future impacts remain uncertain.
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
AbbVie's principal patents and trademarks are described in greater detail in Item 1, "Business—Intellectual Property Protection and Regulatory Exclusivity" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and litigation regarding these patents is described in Item 3, "Legal Proceedings." The United States composition of matter patent for Humira, which is AbbVie's largest product and had worldwide net revenues of approximately $20.7 billion in 2021, expired in December 2016, and the equivalent European Union patent expired in the majority of European Union countries in October 2018.

15	| 2021 Form 10-K

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
Humira accounted for approximately 37% of AbbVie's total net revenues in 2021. Any significant event that adversely affects Humira's revenues could have a material adverse impact on AbbVie's results of operations and cash flows. These events could include loss of patent protection for Humira (as described further in “—The expiration or loss of patent protection and licenses may adversely affect AbbVie’s future revenues and operating earnings” above), the commercialization of biosimilars of Humira, the discovery of previously unknown side effects or impaired efficacy, increased competition from the introduction of new, more effective or less expensive treatments and discontinuation or removal from the market of Humira for any reason.
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

2021 Form 10-K |	16

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

17	| 2021 Form 10-K

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

2021 Form 10-K |	18

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
In the ordinary course of business, AbbVie is the subject of product liability claims and lawsuits alleging that AbbVie's products or the products of other companies that it promotes have resulted or could result in an unsafe condition for or injury to patients. For example, lawsuits are pending against Allergan, AbbVie’s recently acquired subsidiary, and certain of its current and former officers alleging they made misrepresentations and omissions regarding Allergan’s textured breast implants. Product liability claims and lawsuits and safety alerts or product recalls, regardless of their ultimate outcome, may have a material adverse effect on AbbVie's business, results of operations and reputation and on its ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the product in question, lower income and exposure to other claims. Product liability losses are self-insured.
AbbVie is also the subject of other claims, legal proceedings and investigations in the ordinary course of business, which relate to the intellectual property, commercial, securities and other matters. Adverse outcomes in such claims, legal proceedings and investigations may also adversely affect AbbVie’s business and results of operations. Additionally, Allergan has been named as a defendant in approximately 3,130 matters relating to the promotion and sale of prescription opioid pain relievers and additional suits may be filed. See Note 15, "Legal Proceedings and Contingencies" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data." AbbVie cannot predict the outcome of these proceedings.
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

19	| 2021 Form 10-K

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
AbbVie's business is subject to risks associated with doing business internationally, including in emerging markets. Net revenues outside of the United States made up approximately 23% of AbbVie's total net revenues in 2021. The risks associated with AbbVie's operations outside the United States include:
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
•difficulty in establishing, staffing and managing operations;
•differing labor regulations;
•potentially negative consequences from changes in or interpretations of tax laws;

2021 Form 10-K |	20

•political and economic instability, including as a result of the United Kingdom’s exit from the European Union and the COVID-19 pandemic;
•sovereign debt issues;
•price and currency exchange controls, limitations on participation in local enterprises, expropriation, nationalization and other governmental action and regulation;
•inflation, recession and fluctuations in interest rates;
•restrictions on transfers of funds;
•potential deterioration in the economic position and credit quality of certain non-U.S. countries; and
•potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery and other similar laws and regulations, including the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act.
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
In 2021, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's pharmaceutical product sales in the United States. If one of its significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with AbbVie, and AbbVie may be unable to collect all the amounts that the distributor owes it on a timely basis or at all, which could negatively impact AbbVie's business and results of operations.

21	| 2021 Form 10-K

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
AbbVie relies on sophisticated software applications and complex information technology systems to operate its business. These systems are potentially vulnerable to malicious intrusion, random attack, loss of data privacy, disruption, degradation or breakdown. Data privacy or security breaches by employees or others may in the future result in the failure of critical business operations. Such breaches may cause sensitive data, including intellectual property, trade secrets or personal information belonging to AbbVie, its patients, customers or business partners, to be exposed to unauthorized persons or to the public. To date, AbbVie’s business or operations have not been materially impacted by such incidents. Although AbbVie has invested in the protection of its data and information technology and also monitors its systems on an ongoing basis, there can be no assurance that these efforts will prevent material breakdowns or breaches in AbbVie's information technology systems that could adversely affect AbbVie's business. Such adverse consequences could include loss of revenue, or the loss of critical or sensitive information from AbbVie’s or third-party providers’ databases or IT systems and could also result in legal, financial, reputational or business harm to AbbVie and potentially substantial remediation costs.
In connection with the acquisition of Allergan, AbbVie’s balances of intangible assets, including developed product rights and goodwill acquired, have increased significantly. Such balances are subject to impairment testing and may result in impairment charges, which will adversely affect AbbVie’s results of operations and financial condition.
A significant amount of AbbVie’s total assets is related to acquired intangibles and goodwill. As of December 31, 2021, the carrying value of AbbVie’s developed product rights and other intangible assets was $76.0 billion and the carrying value of AbbVie’s goodwill was $32.4 billion.
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

2021 Form 10-K |	22

Failure to attract, develop and retain highly qualified personnel could affect AbbVie’s ability to successfully develop and commercialize products.
AbbVie’s success is largely dependent on its continued ability to attract, develop and retain diverse, highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical research and development (R&D), governmental regulation and commercialization. Competition for qualified personnel in the biopharmaceutical field is intense. AbbVie cannot be sure that it will be able to attract and retain quality personnel or that the costs of doing so will not materially increase.
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
•business interruptions stemming from natural disasters, such as climate change, earthquakes, hurricanes, flooding, fires, or efforts taken by third parties to prevent or mitigate such disasters; and
•changes in business, economic and political conditions, including: war, political instability, terrorist attacks, the threat of future terrorist activity and related military action; natural disasters; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and pressure from third-party interest groups.
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

23	| 2021 Form 10-K

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

2021 Form 10-K |	24

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

AbbVie's corporate offices are located at 1 North Waukegan Road, North Chicago, Illinois 60064-6400. As of December 31, 2021, AbbVie owns or leases approximately 645 facilities worldwide, containing an aggregate of approximately 20 million square feet of floor space dedicated to production, distribution, and administration. AbbVie's significant manufacturing facilities are in the following locations:

United States	Outside the United States
Abbott Park, Illinois*	Campoverde di Aprilia, Italy
Barceloneta, Puerto Rico	Clonshaugh, Ireland
Branchburg, New Jersey*	La Aurora, Costa Rica
Campbell, California	Ludwigshafen, Germany
Cincinnati, Ohio	Pringy, France
Dublin, California*	Singapore*
Irvine, California	Sligo, Ireland
North Chicago, Illinois	Westport, Ireland*
Waco, Texas
Worcester, Massachusetts*
Wyandotte, Michigan*
_______________________________________________________________________________
*    Leased property.
AbbVie believes its facilities are suitable and provide adequate production capacity for its current and projected operations. There are no material encumbrances on AbbVie's owned properties.
In the United States, including Puerto Rico, AbbVie has two central distribution centers. AbbVie also has research and development facilities in the United States located at: Abbott Park, Illinois; Branchburg, New Jersey; Cambridge, Massachusetts; Irvine, California; Madison, New Jersey; North Chicago, Illinois; Pleasanton, California; Santa Cruz, California; South San Francisco, California; and Worcester, Massachusetts. Outside the United States, AbbVie's principal research and development facilities are located in Ludwigshafen, Germany.

25	| 2021 Form 10-K

ITEM 3. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 15, "Legal Proceedings and Contingencies" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2021 Form 10-K |	26

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table lists AbbVie's executive officers:

Name	Age	Position
Richard A. Gonzalez	68	Chairman of the Board and Chief Executive Officer
Robert A. Michael	51	Vice Chairman, Finance and Commercial Operations and Chief Financial Officer
Laura J. Schumacher	58	Vice Chairman, External Affairs and Chief Legal Officer
Michael E. Severino, M.D.	56	Vice Chairman and President
Henry O. Gosebruch	49	Executive Vice President, Chief Strategy Officer
Timothy J. Richmond	55	Executive Vice President, Chief Human Resources Officer
Azita Saleki-Gerhardt, Ph.D.	58	Executive Vice President, Operations
Jeffrey R. Stewart	53	Executive Vice President, Chief Commercial Officer
Thomas J. Hudson, M.D.	60	Senior Vice President, Research & Development and Chief Scientific Officer
Elaine K. Sorg	55	Senior Vice President, U.S. Commercial Operations
Carrie Strom	44	Senior Vice President, AbbVie and President, Global Allergan Aesthetics
Brian L. Durkin	61	Vice President, Controller
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
Mr. Michael is AbbVie’s Vice Chairman, Finance and Commercial Operations and Chief Financial Officer. Mr. Michael previously served as Executive Vice President, Chief Financial Officer from 2019 to 2021, as Senior Vice President, Chief Financial Officer from 2018 to 2019, and as Vice President, Controller from 2017 to 2018. He served as AbbVie’s Vice President, Treasurer from 2015 to 2016, as Vice President, Controller, Commercial Operations from 2013 to 2015 and Vice President, Financial Planning and Analysis from 2012 to 2013. At Abbott, Mr. Michael served as Division Controller, Nutrition Supply Chain from 2010 to 2012. Mr. Michael joined Abbott in 1993 and was first appointed as an AbbVie corporate officer in December 2015.
Ms. Schumacher is AbbVie’s Vice Chairman, External Affairs and Chief Legal Officer, responsible for global legal, health economics outcomes research, corporate responsibility, brand and communications and government affairs. Prior to her current appointment in 2018, she served as AbbVie’s Executive Vice President, External Affairs, General Counsel and Corporate Secretary. Prior to AbbVie’s separation from Abbott, Ms. Schumacher served as Executive Vice President, General Counsel from 2007 to 2012. Both at Abbott and AbbVie, Ms. Schumacher also led Business Development and Ventures and Early Stage Collaborations. Ms. Schumacher was first appointed as an AbbVie corporate officer in December 2012. She serves on the board of General Dynamics Corporation and CrowdStrike Holdings, Inc.
Dr. Severino is AbbVie’s Vice Chairman and President, responsible for research and development and the corporate strategy office. He served as Executive Vice President, Research and Development and Chief Scientific Officer from 2014 to 2018. Dr. Severino served at Amgen Inc. as Senior Vice President, Global Development and Corporate Chief Medical Officer from 2012 to 2014, as Vice President, Global Development from 2010 to 2012 and as Vice President, Therapeutic Area Head, General Medicine and Inflammation Global Clinical Development from 2007 to 2012. He joined AbbVie in 2014 and was first appointed as an AbbVie corporate officer in June 2014. Dr. Severino also serves on the board of Avantor, Inc.
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

27	| 2021 Form 10-K

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
Mr. Stewart is AbbVie’s Executive Vice President, Chief Commercial Officer. He previously served as Senior Vice President, U.S. Commercial Operations from 2018 to 2020 and as AbbVie’s President, Commercial Operations from 2013 to 2018. Prior to AbbVie’s separation from Abbott, he served as Vice President, Abbott Proprietary Pharmaceutical Division, United States. Mr. Stewart joined Abbott in 1992 and was first appointed as an AbbVie corporate officer in December 2018.
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

2021 Form 10-K |	28

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market
The principal market for AbbVie's common stock is the New York Stock Exchange (Symbol: ABBV). AbbVie's common stock is also listed on the Chicago Stock Exchange and traded on various regional and electronic exchanges.
Stockholders
There were 46,139 stockholders of record of AbbVie common stock as of January 31, 2022.
Performance Graph
The following graph compares the cumulative total returns of AbbVie, the S&P 500 Index and the NYSE Arca Pharmaceuticals Index for the period from December 31, 2016 through December 31, 2021. This graph assumes $100 was invested in AbbVie common stock and each index on December 31, 2016 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
AbbVie Inc.
S&P 500 Index
NYSE Arca Pharmaceutical Index

This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of AbbVie's filings under the Securities Act of 1933, as amended.

29	| 2021 Form 10-K

Dividends
On October 29, 2021, AbbVie's board of directors declared an increase in the quarterly cash dividend from $1.30 per share to $1.41 per share, payable on February 15, 2022 to stockholders of record as of January 14, 2022. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors. Moreover, if AbbVie determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	3,808	(1)	$108.90	(1)	—	$2,643,316,927
November 1, 2021 - November 30, 2021	845	(1)	$116.08	(1)	—	$2,643,316,927
December 1, 2021 - December 31, 2021	904,176	(1)	$136.23	(1)	879,703	$2,523,316,993
Total	908,829	(1)	$136.10	(1)	879,703	$2,523,316,993
1.    In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 3,808 in October; 845 in November; and 24,473 in December.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2021 Form 10-K |	30

ITEM 6. [RESERVED]

31	| 2021 Form 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company). This commentary should be read in conjunction with the Consolidated Financial Statements and accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data." This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
EXECUTIVE OVERVIEW
Company Overview
AbbVie is a global, diversified research-based biopharmaceutical company positioned for success with a comprehensive product portfolio that has leadership positions across immunology, hematologic oncology, neuroscience, aesthetics and eye care. AbbVie uses its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases.
AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. Outside the United States, AbbVie sells products primarily to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. AbbVie has approximately 50,000 employees. AbbVie operates as a single global business segment.
2021 Financial Results
AbbVie's strategy has focused on delivering strong financial results, maximizing the benefits of the Allergan acquisition, advancing and investing in its pipeline and returning value to shareholders while ensuring a strong, sustainable growth business over the long term. The company's financial performance in 2021 included delivering worldwide net revenues of $56.2 billion, operating earnings of $17.9 billion, diluted earnings per share of $6.45 and cash flows from operations of $22.8 billion. Worldwide net revenues increased by 23% on a reported basis and 22% on a constant currency basis, reflecting growth across its immunology, hematologic oncology, neuroscience, aesthetics and eye care portfolios as well as a full period of Allergan results in 2021 compared to the prior year.
Diluted earnings per share in 2021 was $6.45 and included the following after-tax costs: (i) $6.4 billion related to the amortization of intangible assets; (ii) $2.7 billion for the change in fair value of contingent consideration liabilities; (iii) $948 million for acquired in-process research and development (IPR&D); (iv) $500 million as a result of a collaboration agreement extension with Calico Life Sciences LLC; (v) $307 million for milestones and other research and development (R&D) expenses; (vi) $253 million for charges related to litigation matters; and (vii) $215 million of acquisition and integration expenses. These costs were partially offset by $265 million of certain tax benefits. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
In October 2021, AbbVie's board of directors declared a quarterly cash dividend of $1.41 per share of common stock payable in February 2022. This reflects an increase of approximately 8.5% over the previous quarterly dividend of $1.30 per share of common stock.
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization. The integration plan is expected to realize approximately $2.5 billion of annual cost synergies in 2022.

2021 Form 10-K |	32

To achieve these integration objectives, AbbVie expects to incur total cumulative charges of approximately $2 billion through 2022. These costs consist of severance and employee benefit costs (cash severance, non-cash severance, including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.
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
2022 Strategic Objectives
AbbVie's mission is to discover and develop innovative medicines and products that solve serious health issues today and address the medical challenges of tomorrow while achieving top-tier financial performance through outstanding execution. AbbVie intends to continue to advance its mission in a number of ways, including: (i) maximizing the benefits of a diversified revenue base with multiple long-term growth drivers; (ii) growing revenues by leveraging AbbVie's commercial strength and international infrastructure across therapeutic areas and ensuring strong commercial execution of new product launches; (iii) continuing to invest in and expand its pipeline in support of opportunities in immunology, oncology, aesthetics, neuroscience and eye care as well as continued investment in key on-market products; (iv) expanding operating margins; and (v) returning cash to shareholders via a strong and growing dividend while also reducing debt. In addition, AbbVie anticipates several regulatory submissions and data readouts from key clinical trials in the next 12 months.
AbbVie expects to achieve its strategic objectives through:
•Immunology revenue growth driven by increasing market share and indication expansion of Skyrizi and Rinvoq, as well as Humira U.S. sales growth.
•Hematologic oncology revenue growth driven by increasing market share and indication expansion of Venclexta, as well as maintaining the strong leadership position of Imbruvica.
•Aesthetics revenue growth driven by global expansion and increasing market penetration of Botox and Juvederm Collection.
•Neuroscience revenue growth driven by Vraylar, Botox Therapeutic, Ubrelvy and recently launched Qulipta.
•Sustaining eye care leadership by maximizing AbbVie's current eye care portfolio.
•The favorable impact of pipeline products and indications recently approved or currently under regulatory review where approval is expected in 2022. These products are described in greater detail in the section labeled "Research and Development" included as part of this Item 7.
AbbVie remains committed to driving continued expansion of operating margins and expects to achieve this objective through continued realization of expense synergies from the Allergan acquisition, leverage from revenue growth, productivity initiatives in supply chain and ongoing efficiency programs to optimize manufacturing, commercial infrastructure, administrative costs and general corporate expenses.

33	| 2021 Form 10-K

Research and Development
Research and innovation are the cornerstones of AbbVie's business as a global biopharmaceutical company. AbbVie's long-term success depends to a great extent on its ability to continue to discover and develop innovative products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie's pipeline currently includes approximately 90 compounds, devices or indications in development individually or under collaboration or license agreements and is focused on such important specialties as immunology, oncology, aesthetics, neuroscience and eye care. Of these programs, more than 50 are in mid- and late-stage development.
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
•In April 2021, AbbVie received U.S. Food and Drug Administration (FDA) approval of Skyrizi in a single dose pre-filled syringe and pre-filled pen. This approval will reduce the number of injections administered per treatment.
•In June 2021, AbbVie announced top-line results from its Phase 3 FORTIFY study for Skyrizi in patients with moderate to severe Crohn’s disease met the co-primary endpoints.
•In September 2021, AbbVie submitted a supplemental New Drug Application (sNDA) to the FDA for Skyrizi for the treatment of patients 16 years and older with moderate to severe Crohn’s disease.
•In November 2021, AbbVie submitted a marketing authorization application (MAA) to the European Medicines Agency (EMA) for Skyrizi for the treatment of patients 16 years or older with moderate to severe active Crohn's disease who have had inadequate response, lost response or were intolerant to conventional or biologic therapy.
•In November 2021, AbbVie announced that the European Commission (EC) approved Skyrizi alone or in combination with methotrexate for the treatment of active PsA in adults who have had an inadequate response or who have been intolerant to one or more disease-modifying antirheumatic drugs.
•In January 2022, AbbVie announced that the FDA approved Skyrizi for the treatment of adults with active PsA.
Rinvoq
•In January 2021, AbbVie announced that the EC approved Rinvoq for the treatment of adults with active PsA and ankylosing spondylitis (AS).
•In February 2021, AbbVie announced its Phase 3 U-ACCOMPLISH induction study of Rinvoq for the treatment of adult patients with moderate to severe ulcerative colitis (UC) met the primary and all ranked secondary endpoints.
•In June 2021, AbbVie announced the FDA will not meet the Prescription Drug User Fee Act action dates for the sNDA of Rinvoq for the treatment of adults with active AS. No formal regulatory action has been taken on the sNDA for Rinvoq in AS.
•In June 2021, AbbVie announced the results from its Phase 3 maintenance study of Rinvoq in patients with UC met the primary and all secondary endpoints.
•In August 2021, AbbVie announced that the EC approved Rinvoq for the treatment of moderate to severe atopic dermatitis (AD) in adults and adolescents 12 years and older who are candidates for systemic therapy.

2021 Form 10-K |	34

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
•In December 2021, AbbVie announced top-line results from its Phase 3 U-EXCEED induction study for Rinvoq in patients with moderate to severe Crohn's disease who had an inadequate response or were intolerant to biologic therapy met the primary and key secondary endpoints.
•In December 2021, AbbVie announced an update to the U.S. Prescribing Information and Medication Guide for Rinvoq for the treatment of adults with moderate to severe rheumatoid arthritis (RA). This update follows a Drug Safety Communication (DSC) issued by the FDA in September 2021 based on its final review of the post-marketing study evaluating another JAK inhibitor (tofacitinib) in patients with RA. The DSC and this label update apply to the class of systematically administered FDA-approved JAK inhibitors for the treatment of RA and other inflammatory diseases. Based on this class-wide update, the U.S. label for Rinvoq will now include additional information about risks within the Boxed Warnings and Warnings Precautions sections. The indication has also been updated to be indicated for the treatment of adults with moderately to severely active RA who have had an inadequate response or intolerance to one or more tumor necrosis factor (TNF) blockers.
•In December 2021, AbbVie announced that the FDA approved Rinvoq for the treatment of adults with active PsA who have had an inadequate response or intolerance to one or more TNF blockers.
•In January 2022, AbbVie announced its submission of an sNDA to the FDA and an MAA to the EMA for Rinvoq for the treatment of adults with active nr-axSpA with objective signs of inflammation who have responded inadequately to nonsteroidal anti-inflammatory drugs.
•In January 2022, AbbVie announced that the FDA approved Rinvoq for the treatment of moderate to severe AD in adults and children 12 years of age and older whose disease did not respond to previous treatment and is not well controlled with other pills or injections, including biologic medicines, or when use of other pills or injections is not recommended.
•In February 2022, AbbVie was notified that the EC is requesting the EMA to assess safety concerns associated with JAK inhibitor products authorized in inflammatory diseases and to evaluate the impact of these events on their benefit-risk balance. The assessment covers all JAK inhibitors approved for use in inflammatory diseases. The request is for an opinion from the EMA by September 30, 2022.
Oncology
Imbruvica
•In June 2021, AbbVie announced results from its Phase 3 GLOW study comparing the efficacy and safety of Imbruvica in combination with Venclexta versus chlorambucil plus obinutuzumab for first-line treatment in patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma met its primary endpoint.
Venclexta
•In May 2021, AbbVie received European Commission approval for Venclyxto in combination with a hypomethylating agent for patients with newly diagnosed acute myeloid leukemia (AML) who are ineligible for intensive chemotherapy.

35	| 2021 Form 10-K

•In July 2021, AbbVie announced that the FDA granted Breakthrough Therapy Designation to Venclexta in combination with azacitidine for the potential treatment of adult patients with previously untreated intermediate-, high- and very high-risk myelodysplastic syndromes.
Teliso-V
•In January 2022, AbbVie announced that the FDA granted Breakthrough Therapy Designation to investigational telisotuzumab vedotin (Teliso-V) for the treatment of patients with advanced/metastatic epidermal growth factor receptor wild type, nonsquamous non-small cell lung cancer with high levels of c-Met overexpression whose disease has progressed on or after platinum-based therapy.
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
Eye Care
Vuity
•In October 2021, AbbVie announced that the FDA approved Vuity (pilocarpine HCl ophthalmic solution) for the treatment of presbyopia.

2021 Form 10-K |	36

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

				Percent change
				At actual currency rates		At constant currency rates
years ended (dollars in millions)	2021	2020	2019	2021	2020	2021	2020
United States	$43,510	$34,879	$23,907	24.7%	45.9%	24.7%	45.9%
International	12,687	10,925	9,359	16.1%	16.7%	12.6%	17.8%
Net revenues	$56,197	$45,804	$33,266	22.7%	37.7%	21.9%	38.0%

37	| 2021 Form 10-K

The following table details AbbVie's worldwide net revenues:

					Percent change
					At actual currency rates		At constant currency rates
years ended December 31 (dollars in millions)		2021	2020	2019	2021	2020	2021	2020
Immunology
Humira	United States	$17,330	$16,112	$14,864	7.6%	8.4%	7.6%	8.4%
	International	3,364	3,720	4,305	(9.6)%	(13.6)%	(12.8)%	(12.5)%
	Total	$20,694	$19,832	$19,169	4.3%	3.5%	3.7%	3.7%
Skyrizi	United States	$2,486	$1,385	$311	79.6%	>100.0%	79.6%	>100.0%
	International	453	205	44	>100.0%	>100.0%	>100.0%	>100.0%
	Total	$2,939	$1,590	$355	84.9%	>100.0%	84.0%	>100.0%
Rinvoq	United States	$1,271	$653	$47	94.8%	>100.0%	94.8%	>100.0%
	International	380	78	—	>100.0%	>100.0%	>100.0%	>100.0%
	Total	$1,651	$731	$47	>100.0%	>100.0%	>100.0%	>100.0%
Hematologic Oncology
Imbruvica	United States	$4,321	$4,305	$3,830	0.4%	12.4%	0.4%	12.4%
	Collaboration revenues	1,087	1,009	844	7.7%	19.5%	7.7%	19.5%
	Total	$5,408	$5,314	$4,674	1.8%	13.7%	1.8%	13.7%
Venclexta	United States	$934	$804	$521	16.1%	54.4%	16.1%	54.4%
	International	886	533	271	66.2%	97.0%	60.9%	97.8%
	Total	$1,820	$1,337	$792	36.1%	69.0%	34.0%	69.3%
Aesthetics
Botox Cosmetic (a)	United States	$1,424	$687	$—	>100.0%	n/m	>100.0%	n/m
	International	808	425	—	90.0%	n/m	83.9%	n/m
	Total	$2,232	$1,112	$—	>100.0%	n/m	98.4%	n/m
Juvederm Collection (a)	United States	$658	$318	$—	>100.0%	n/m	>100.0%	n/m
	International	877	400	—	>100.0%	n/m	>100.0%	n/m
	Total	$1,535	$718	$—	>100.0%	n/m	>100.0%	n/m
Other Aesthetics (a)	United States	$1,268	$666	$—	90.2%	n/m	90.2%	n/m
	International	198	94	—	>100.0%	n/m	>100.0%	n/m
	Total	$1,466	$760	$—	93.0%	n/m	91.9%	n/m
Neuroscience
Botox Therapeutic (a)	United States	$2,012	$1,155	$—	74.3%	n/m	74.3%	n/m
	International	439	232	—	89.0%	n/m	78.8%	n/m
	Total	$2,451	$1,387	$—	76.7%	n/m	75.0%	n/m
Vraylar (a)	United States	$1,728	$951	$—	81.7%	n/m	81.7%	n/m
Duodopa	United States	$102	$103	$97	(1.0)%	5.9%	(1.0)%	5.9%
	International	409	391	364	4.6%	7.4%	(0.1)%	6.3%
	Total	$511	$494	$461	3.4%	7.1%	(0.3)%	6.2%
Ubrelvy (a)	United States	$552	$125	$—	>100.0%	n/m	>100.0%	n/m
Other Neuroscience (a)	United States	$667	$528	$—	26.3%	n/m	26.3%	n/m
	International	18	11	—	77.4%	n/m	64.7%	n/m
	Total	$685	$539	$—	27.2%	n/m	27.0%	n/m

2021 Form 10-K |	38

					Percent change
					At actual currency rates		At constant currency rates
years ended December 31 (dollars in millions)		2021	2020	2019	2021	2020	2021	2020
Eye Care
Lumigan/Ganfort (a)	United States	$273	$165	$—	64.7%	n/m	64.7%	n/m
	International	306	213	—	44.1%	n/m	38.1%	n/m
	Total	$579	$378	$—	53.1%	n/m	49.7%	n/m
Alphagan/Combigan (a)	United States	$373	$223	$—	66.5%	n/m	66.5%	n/m
	International	156	103	—	52.5%	n/m	50.6%	n/m
	Total	$529	$326	$—	62.1%	n/m	61.5%	n/m
Restasis (a)	United States	$1,234	$755	$—	63.3%	n/m	63.3%	n/m
	International	56	32	—	75.3%	n/m	80.1%	n/m
	Total	$1,290	$787	$—	63.8%	n/m	64.0%	n/m
Other Eye Care (a)	United States	$523	$305	$—	72.7%	n/m	72.7%	n/m
	International	646	388	—	66.1%	n/m	61.0%	n/m
	Total	$1,169	$693	$—	69.0%	n/m	66.1%	n/m
Women's Health
Lo Loestrin (a)	United States	$423	$346	$—	21.9%	n/m	21.9%	n/m
	International	14	10	—	43.3%	n/m	33.0%	n/m
	Total	$437	$356	$—	22.5%	n/m	22.2%	n/m
Orilissa/Oriahnn	United States	$139	$121	$91	15.4%	33.3%	15.4%	33.3%
	International	6	4	2	57.7%	96.1%	47.6%	97.7%
	Total	$145	$125	$93	16.7%	34.6%	16.4%	34.6%
Other Women's Health (a)	United States	$209	$181	$—	16.2%	n/m	16.2%	n/m
	International	5	11	—	(57.5)%	n/m	(61.5)%	n/m
	Total	$214	$192	$—	11.7%	n/m	11.5%	n/m
Other Key Products
Mavyret	United States	$754	$785	$1,473	(4.0)%	(46.7)%	(4.0)%	(46.7)%
	International	956	1,045	1,420	(8.5)%	(26.4)%	(10.8)%	(26.8)%
	Total	$1,710	$1,830	$2,893	(6.5)%	(36.7)%	(7.8)%	(36.9)%
Creon	United States	$1,191	$1,114	$1,041	6.9%	6.9%	6.9%	6.9%
Lupron	United States	$604	$600	$720	0.5%	(16.6)%	0.5%	(16.6)%
	International	179	152	167	18.0%	(9.1)%	15.0%	(5.4)%
	Total	$783	$752	$887	4.0%	(15.2)%	3.4%	(14.5)%
Linzess/Constella (a)	United States	$1,006	$649	$—	55.1%	n/m	55.1%	n/m
	International	32	18	—	77.3%	n/m	66.4%	n/m
	Total	$1,038	$667	$—	55.7%	n/m	55.4%	n/m
Synthroid	United States	$767	$771	$786	(0.6)%	(1.9)%	(0.6)%	(1.9)%
All other		$2,673	$2,923	$2,068	(8.6)%	41.3%	(9.7)%	42.4%
Total net revenues		$56,197	$45,804	$33,266	22.7%	37.7%	21.9%	38.0%
n/m – Not meaningful
(a)Net revenues include Allergan product revenues after the acquisition closing date of May 8, 2020.
The following discussion and analysis of AbbVie's net revenues by product is presented on a constant currency basis.
Global Humira sales increased 4% in 2021 primarily driven by market growth across therapeutic categories, partially offset by direct biosimilar competition in certain international markets. In the United States, Humira sales increased 8% in 2021 driven by market growth across all indications. This increase was partially offset by slightly lower market share following corresponding market share gains of Skyrizi and Rinvoq. Internationally, Humira revenues decreased 13% in 2021 primarily driven by direct biosimilar competition in certain international markets.
Net revenues for Skyrizi increased 84% in 2021 primarily driven by continued strong volume and market share uptake since launch in 2019 as a treatment for plaque psoriasis as well as market growth over the prior year.
Net revenues for Rinvoq increased by more than 100% in 2021 primarily driven by continued strong volume and market share uptake since launch in 2019 for the treatment of moderate to severe rheumatoid arthritis as well as market growth over the prior year. Net revenues were also favorably impacted by recent regulatory approvals and expansion of Rinvoq for the treatment of psoriatic arthritis, atopic dermatitis and ankylosing spondylitis in certain international markets.

39	| 2021 Form 10-K

Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie's 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues increased 2% in 2021 as a result of modest favorable pricing in the United States and increased collaboration revenues, partially offset by lower new patient starts due to the COVID-19 pandemic and share loss in the United States.
Net revenues for Venclexta increased 34% in 2021 primarily due to continued expansion of Venclexta for the treatment of patients with first-line CLL, relapsed/refractory CLL and first-line AML.
Net revenues for Botox Cosmetic used in facial aesthetics increased 98% in 2021 due to increased brand investment and strong recovery from the COVID-19 pandemic. Net revenues were also favorably impacted by a full period of Allergan results in 2021 compared to the prior year.
Net revenues for Juvederm Collection (including Juvederm Ultra XC, Juvederm Voluma XC and other Juvederm products) used in facial aesthetics increased by more than 100% in 2021 due to increased brand investment and strong recovery from the COVID-19 pandemic. Net revenues were also favorably impacted by a full period of Allergan results in 2021 compared to the prior year.
Net revenues for Botox Therapeutic used primarily in neuroscience and urology therapeutic areas increased 75% in 2021 due to a strong recovery from the COVID-19 pandemic. Net revenues were also favorably impacted by a full period of Allergan results in 2021 compared to the prior year.
Net revenues for Vraylar for the treatment of schizophrenia, bipolar I disorder and bipolar depression increased 82% in 2021 due to higher market share and market growth. Net revenues were also favorably impacted by a full period of Allergan results in 2021 compared to the prior year.
Net revenues for Ubrelvy for the acute treatment of migraine with or without aura in adults increased by more than 100% in 2021 primarily due to increased volume and market share uptake since launch in 2020.
Net revenues for Mavyret decreased 8% in 2021 primarily driven by the continued disruption of global HCV markets due to the COVID-19 pandemic.
Gross Margin

				Percent change
years ended December 31 (dollars in millions)	2021	2020	2019	2021	2020
Gross margin	$38,751	$30,417	$25,827	27%	18%
as a percent of net revenues	69%	66%	78%
Gross margin as a percentage of net revenues in 2021 increased from 2020 primarily due to lower amortization of inventory fair value step-up adjustment associated with the Allergan acquisition and favorable changes in product mix, partially offset by higher amortization of intangible assets associated with the Allergan acquisition.
Selling, General and Administrative

				Percent change
years ended December 31 (dollars in millions)	2021	2020	2019	2021	2020
Selling, general and administrative	$12,349	$11,299	$6,942	9%	63%
as a percent of net revenues	22%	25%	21%
SG&A expenses as a percentage of net revenues in 2021 decreased primarily due to lower transaction and integration costs related to the acquisition of Allergan as well as leverage from revenue growth and synergies realized in the period subsequent to completion of the Allergan acquisition.

2021 Form 10-K |	40

Research and Development and Acquired In-Process Research and Development

				Percent change
years ended December 31 (dollars in millions)	2021	2020	2019	2021	2020
Research and development	$7,084	$6,557	$6,407	8%	2%
as a percent of net revenues	13%	14%	19%
Acquired in-process research and development	$962	$1,198	$385	(20)%	>100%
R&D expenses as a percentage of net revenues decreased in 2021 primarily due to the increased scale of the combined company and synergies realized for the period subsequent to completion of the Allergan acquisition as well as lower integration costs related to the acquisition of Allergan.
Acquired IPR&D expenses represent initial costs to acquire rights to in-process R&D projects through R&D collaborations, licensing arrangements or other asset acquisitions. Acquired IPR&D expense in 2021 included a charge of $400 million as a result of exercising the company's exclusive right to acquire TeneoOne, an affiliate of Teneobio, Inc., and TNB-383B, a BCMA-targeting immunotherapeutic for the potential treatment of relapsed or refractory multiple myeloma and a charge of $370 million as a result of entering into a collaboration agreement with REGENXBIO Inc. for the development and commercialization of RGX-314, an investigational gene therapy for wet age-related macular degeneration, diabetic retinopathy and other chronic retinal diseases. Acquired IPR&D expense in 2020 included a charge of $750 million as a result of entering into a collaboration agreement with Genmab A/S to research, develop and commercialize investigational bispecific antibody therapeutics for the treatment of cancer. Acquired IPR&D expense in 2020 also included a charge of $200 million as a result of entering into a collaboration agreement with I-Mab Biopharma for the development and commercialization of lemzoparlimab for the treatment of multiple cancers. See Note 5 to the Consolidated Financial Statements for additional information.
Other Operating Expense (Income), Net
Other operating expense in 2021 included a $500 million charge related to the extension of the Calico collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer.
Other Non-Operating Expenses

years ended December 31 (in millions)	2021	2020	2019
Interest expense	$2,423	$2,454	$1,784
Interest income	(39)	(174)	(275)
Interest expense, net	$2,384	$2,280	$1,509

Net foreign exchange loss	$51	$71	$42
Other expense, net	2,500	5,614	3,006
Interest expense in 2021 decreased compared to 2020 primarily due to the favorable impact of lower interest rates on the company’s floating rate debt obligations and deleveraging, partially offset by a higher average debt balance associated with the incremental Allergan debt acquired.
Interest income in 2021 decreased compared to 2020 primarily due to a lower average cash and cash equivalents balance as a result of the cash paid for the Allergan acquisition and the unfavorable impact of lower interest rates.
Other expense, net included charges related to changes in fair value of the contingent consideration liabilities of $2.7 billion in 2021 and $5.8 billion in 2020. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. In 2021, the change in fair value included the increase in the Skyrizi contingent consideration liability due to higher estimated sales driven by stronger market share uptake, favorable clinical trial results and the passage of time, partially offset by higher discount rates. In 2020, the change in fair value primarily included the increase in the Skyrizi contingent consideration liability due to higher estimated sales driven by stronger market share uptake, lower discount rates, the passage of time and favorable clinical trial results.

41	| 2021 Form 10-K

Income Tax Expense
The effective income tax rate was 11% in 2021, negative 36% in 2020 and 6% in 2019. The effective income tax rates differed from the statutory tax rate principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities, changes in enacted tax rates and laws and related restructuring, tax audit settlements and accretion on contingent consideration. The 2020 effective income tax rate included the recognition of a net tax benefit of $1.7 billion related to changes in tax laws and related restructuring, including certain intra-group transfers of intellectual property and deferred tax remeasurement. The effective tax rates for these periods also reflected the benefit from U.S. tax credits principally related to research and development credits, the orphan drug tax credit and Puerto Rico excise tax credits. The Puerto Rico excise tax credits relate to legislation enacted by Puerto Rico that assesses an excise tax on certain products manufactured in Puerto Rico. The tax is levied on gross inventory purchases from entities in Puerto Rico and is included in cost of products sold in the consolidated statements of earnings. The majority of the tax is creditable for U.S. income tax purposes.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2021	2020	2019
Cash flows provided by (used in)
Operating activities	$22,777	$17,588	$13,324
Investing activities	(2,344)	(37,557)	596
Financing activities	(19,039)	(11,501)	18,708
Operating cash flows in 2021 increased from 2020. Operating cash flows in 2021 were favorably impacted by higher net revenues of the combined company and lower acquisition-related cash expenses, partially offset by higher income tax payments and the timing of working capital cash flows. Operating cash flows also reflected AbbVie’s contributions to its defined benefit plans of $376 million in 2021 and $367 million in 2020.
Investing cash flows in 2021 included $535 million cash consideration paid to acquire Soliton, Inc. offset by cash acquired, payments made for other acquisitions and investments of $1.4 billion, capital expenditures of $787 million and net purchases of investment securities totaling $21 million. Investing cash flows in 2020 included $39.7 billion cash consideration paid to acquire Allergan offset by cash acquired of $1.5 billion, net sales and maturities of investment securities totaling $1.5 billion, payments made for other acquisitions and investments of $1.4 billion and capital expenditures of $798 million.
Financing cash flows in 2021 included early repayments of $1.8 billion aggregate principal amount of the company's 2.3% principal notes, $1.2 billion aggregate principal amount of the company's 5.0% senior notes and €750 million aggregate principal amount of the company's 0.5% senior Euro notes. Financing cash flows also included the May 2021 repayment of $750 million aggregate principal amount of floating rate senior notes and the November 2021 repayment of $1.3 billion aggregate principal amount of 3.375% senior notes, $1.8 billion aggregate principal amount of 2.15% senior notes and $750 million aggregate principal amount of floating rate senior notes at maturity. Additionally, financing cash flows included repayment of a $1.0 billion floating rate term loan due May 2023 and issuance of a new $1.0 billion floating rate term loan as part of the term loan refinancing in September 2021.
Financing cash flows in 2020 included the issuance of term loans totaling $3.0 billion under the existing $6.0 billion term loan credit agreement which were used to finance the acquisition of Allergan. Subsequent to these borrowings, AbbVie terminated the unused commitments of the lenders under the term loan. Additionally, financing cash flows included the May 2020 repayment of $3.8 billion aggregate principal amount of the company's 2.50% senior notes, the September 2020 repayment of $650 million aggregate principal amount of 3.375% senior notes and the November 2020 repayments of €700 million aggregate principal amount of floating rate senior Euro notes at maturity as well as the $450 million aggregate principal amount of 4.875% senior notes due February 2021.
Financing cash flows also included cash dividend payments of $9.3 billion in 2021 and $7.7 billion in 2020. The increase in cash dividend payments was primarily driven by an increase of the dividend rate and higher outstanding shares following the 286 million shares of AbbVie common stock issued to Allergan shareholders in May 2020.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management’s discretion. The program has no time limit and can be discontinued at any time. Under this authorization, AbbVie repurchased 6 million shares for $670 million in 2021 and 8 million shares for $757 million in 2020. AbbVie's remaining stock repurchase authorization was $2.5 billion as of December 31, 2021.

2021 Form 10-K |	42

No commercial paper borrowings were issued during 2021. In 2020, the company issued and redeemed commercial paper. There were no commercial paper borrowings outstanding as of December 31, 2021 or December 31, 2020. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
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
AbbVie currently has a $4.0 billion five-year revolving credit facility that matures in August 2024. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2021, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of December 31, 2021 and 2020.
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
Credit Ratings
There were no changes to the company's credit ratings during 2021. Following the acquisition of Allergan in 2020, S&P Global Ratings revised its ratings outlook to stable from negative and lowered the issuer credit rating by one notch to BBB+ from A- and the short-term rating to A-2 from A-1. There were no changes in Moody's Investor Service of its Baa2 senior unsecured long-term rating and Prime-2 short-term rating with a stable outlook.
Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
Future Cash Requirements
Contractual Obligations
The following table summarizes AbbVie's estimated material contractual obligations as of December 31, 2021:

(in millions)	Total	Current	Long-term
Long-term debt, including current portion	$75,962	$12,428	$63,534
Interest on long-term debt(a)	30,002	2,392	27,610
Contingent consideration liabilities(b)	14,887	1,249	13,638
(a)Includes estimated future interest payments on long-term debt. Interest payments on debt are calculated for future periods using forecasted interest rates in effect at the end of 2021. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2021. See Note 10 to the Consolidated Financial Statements for additional information regarding the company's debt instruments and Note 11 for additional information on the interest rate swap agreements outstanding at December 31, 2021.

43	| 2021 Form 10-K

(b)Includes contingent consideration liabilities which are recorded at fair value on the consolidated balance sheet. Potential contingent consideration payments that exceed the fair value recorded on the consolidated balance sheet are not included in the table of contractual obligations. See Note 11 to the Consolidated Financial Statements for additional information regarding these liabilities.
AbbVie enters into certain unconditional purchase obligations and other commitments in the normal course of business. There have been no changes to these commitments that would have a material impact on the company’s ability to meet either short-term or long-term future cash requirements.
Income Taxes
Future income tax cash requirements include a one-time transition tax liability on a mandatory deemed repatriation of previously untaxed earnings of foreign subsidiaries resulting from U.S. tax reform enacted in 2017. The one-time transition tax liability was $3.9 billion as of December 31, 2021 and is payable in five future annual installments.
Liabilities for unrecognized tax benefits totaled $6.0 billion as of December 31, 2021. It is not possible to reliably estimate the timing of the future cash outflows related to these liabilities. See Note 14 to the Consolidated Financial Statements for additional information on these unrecognized tax benefits.
Quarterly Cash Dividend
On October 29, 2021, AbbVie announced that its board of directors declared an increase in the quarterly cash dividend from $1.30 per share to $1.41 per share beginning with the dividend payable on February 15, 2022 to stockholders of record as of January 14, 2022. This reflects an increase of approximately 8.5% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
Collaborations, Licensing and Other Arrangements
AbbVie enters into collaborative, licensing, and other arrangements with third parties that may require future milestone payments to third parties contingent upon the achievement of certain development, regulatory, or commercial milestones. Individually, these arrangements are insignificant in any one annual reporting period. However, if milestones for multiple products covered by these arrangements would happen to be reached in the same reporting period, the aggregate charge to expense could be material to the results of operations in that period. From a business perspective, the payments are viewed as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate future cash flows from product sales. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement. See Note 5 to the Consolidated Financial Statements for additional information on these collaboration arrangements.
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

2021 Form 10-K |	44

Rebates
AbbVie provides rebates to pharmacy benefit managers, state government Medicaid programs, insurance companies that administer Medicare drug plans, wholesalers, group purchasing organizations and other government agencies and private entities.
Rebate and chargeback accruals are accounted for as variable consideration and are recorded as a reduction to revenue in the period the related product is sold. Provisions for rebates and chargebacks totaled $33.9 billion in 2021, $27.0 billion in 2020 and $18.8 billion in 2019. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accrual for that rebate include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant.
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
The following table is an analysis of the three largest accruals for rebates and chargebacks, which comprise approximately 95% of the total consolidated rebate and chargebacks recorded as reductions to revenues in 2021. Remaining rebate provisions charged against gross revenues are not significant in the determination of operating earnings.

(in millions)	Medicaid and Medicare Rebates	Managed Care Rebates	Wholesaler Chargebacks
Balance at December 31, 2018	$1,645	$1,439	$656
Provisions	4,035	5,772	7,947
Payments	(3,915)	(5,275)	(7,917)
Balance at December 31, 2019	1,765	1,936	686
Additions(a)	1,266	649	71
Provisions	6,715	8,656	8,677
Payments	(6,801)	(8,334)	(8,693)
Balance at December 31, 2020	2,945	2,907	741
Provisions	9,622	11,306	11,286
Payments	(8,751)	(11,116)	(11,125)
Balance at December 31, 2021	$3,816	$3,097	$902
(a)Represents rebate accruals and chargeback allowances assumed in the Allergan acquisition.
Cash Discounts and Product Returns
Cash discounts and product returns, which totaled $3.6 billion in 2021, $2.4 billion in 2020 and $1.6 billion in 2019, are accounted for as variable consideration and are recorded as a reduction to revenue in the same period the related product is sold. The reserve for cash discounts is readily determinable because the company's experience of payment history is fairly consistent. Product returns can be reliably estimated based on the company's historical return experience.
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

45	| 2021 Form 10-K

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
AbbVie's assumed discount rates have a significant effect on the amounts reported for defined benefit pension and other post-employment plans as of December 31, 2021. A 50 basis point change in the assumed discount rate would have had the following effects on AbbVie's calculation of net periodic benefit costs in 2022 and projected benefit obligations as of December 31, 2021:

	50 basis point
(in millions) (brackets denote a reduction)	Increase	Decrease
Defined benefit plans
Service and interest cost	$(90)	$100
Projected benefit obligation	(1,014)	1,159
Other post-employment plans
Service and interest cost	$(7)	$7
Projected benefit obligation	(61)	69
The expected long-term rate of return is based on the asset allocation, historical performance and the current view of expected future returns. AbbVie considers these inputs with a long-term focus to avoid short-term market influences. The current long-term rate of return on plan assets for each plan is supported by the historical performance of the trust's actual and target asset allocation. AbbVie's assumed expected long-term rate of return has a significant effect on the amounts reported for defined benefit pension plans as of December 31, 2021 and will be used in the calculation of net periodic benefit cost in 2022. A one percentage point change in assumed expected long-term rate of return on plan assets would increase or decrease the net period benefit cost of these plans in 2022 by $101 million.
The health care cost trend rate is selected by reviewing historical trends and current views on projected future health care cost increases. The current health care cost trend rate is supported by the historical trend experience of each plan. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans as of December 31, 2021 and will be used in the calculation of net periodic benefit cost in 2022.
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
Valuation of Goodwill and Intangible Assets
AbbVie has acquired and may continue to acquire significant intangible assets in connection with business combinations that AbbVie records at fair value. Transactions involving the purchase or sale of intangible assets occur between companies in

2021 Form 10-K |	46

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
AbbVie reviews the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or when an event occurs that could result in an impairment. See Note 2 to the Consolidated Financial Statements for additional information.
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
Contingent Consideration
The fair value measurements of contingent consideration liabilities are determined as of the acquisition date based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products. Contingent consideration liabilities are revalued to fair value at each subsequent reporting date until the related contingency is resolved. The potential contingent consideration payments are estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which are then discounted to present value. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of certain of these inputs, which are disclosed in Note 11 to the Consolidated Financial Statements. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for additional information on recent accounting pronouncements.

47	| 2021 Form 10-K

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
Foreign Currency Risk
AbbVie's primary net foreign currency exposures are the Euro, Japanese yen, Canadian dollar, Chinese yuan and British pound. The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2021 and 2020:

	2021			2020
as of December 31 (in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$10,253	1.155	$195	$7,818	1.213	$(39)
Chinese yuan	673	6.400	(1)	247	6.584	(1)
British pound	605	1.331	9	275	1.341	3
Japanese yen	602	113.3	9	837	103.9	(7)
Canadian dollar	571	1.258	9	591	1.328	(23)
All other currencies	1,549	n/a	5	1,459	n/a	(14)
Total	$14,253		$226	$11,227		$(81)
The company estimates that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $1.4 billion at December 31, 2021. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. However, gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders' equity volatility relating to foreign exchange. A 10% appreciation is believed to be a reasonably possible near-term change in foreign currencies.
As of December 31, 2021, the company has €5.9 billion aggregate principal amount of unsecured senior Euro notes outstanding, which are exposed to foreign currency risk. The company designated these foreign currency denominated notes as hedges of its net investments in certain foreign subsidiaries and affiliates. As a result, any foreign currency translation gains or losses related to the Euro notes will be included in accumulated other comprehensive loss. See Note 10 to the Consolidated Financial Statements for additional information regarding to the senior Euro notes and Note 11 to the Consolidated Financial Statements for additional information regarding to the net investment hedging program.
Interest Rate Risk
The company estimates that an increase in interest rates of 100 basis points would adversely impact the fair value of AbbVie's interest rate swap contracts by approximately $244 million at December 31, 2021. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $5.0 billion at December 31, 2021. A 100 basis point change is believed to be a reasonably possible near-term change in interest rates.

2021 Form 10-K |	48

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

49	| 2021 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2021	2020	2019
Net revenues	$56,197	$45,804	$33,266

Cost of products sold	17,446	15,387	7,439
Selling, general and administrative	12,349	11,299	6,942
Research and development	7,084	6,557	6,407
Acquired in-process research and development	962	1,198	385
Other operating expense (income), net	432	—	(890)
Total operating costs and expenses	38,273	34,441	20,283
Operating earnings	17,924	11,363	12,983

Interest expense, net	2,384	2,280	1,509
Net foreign exchange loss	51	71	42
Other expense, net	2,500	5,614	3,006
Earnings before income tax expense	12,989	3,398	8,426
Income tax expense (benefit)	1,440	(1,224)	544
Net earnings	11,549	4,622	7,882
Net earnings attributable to noncontrolling interest	7	6	—
Net earnings attributable to AbbVie Inc.	$11,542	$4,616	$7,882

Per share data
Basic earnings per share attributable to AbbVie Inc.	$6.48	$2.73	$5.30
Diluted earnings per share attributable to AbbVie Inc.	$6.45	$2.72	$5.28

Weighted-average basic shares outstanding	1,770	1,667	1,481
Weighted-average diluted shares outstanding	1,777	1,673	1,484
The accompanying notes are an integral part of these consolidated financial statements.

2021 Form 10-K |	50

AbbVie Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

years ended December 31 (in millions)	2021	2020	2019
Net earnings	$11,549	$4,622	$7,882

Foreign currency translation adjustments, net of tax expense (benefit) of $(35) in 2021, $28 in 2020 and $(4) in 2019	(1,153)	1,511	(98)
Net investment hedging activities, net of tax expense (benefit) of $193 in 2021, $(221) in 2020 and $22 in 2019	699	(799)	74
Pension and post-employment benefits, net of tax expense (benefit) of $124 in 2021, $(47) in 2020 and $(323) in 2019	521	(102)	(1,243)
Marketable security activities, net of tax expense (benefit) of $— in 2021, $— in 2020 and $— in 2019	—	—	10
Cash flow hedging activities, net of tax expense (benefit) of $20 in 2021, $(23) in 2020 and $70 in 2019	151	(131)	141
Other comprehensive income (loss)	$218	$479	$(1,116)
Comprehensive income	11,767	5,101	6,766
Comprehensive income attributable to noncontrolling interest	7	6	—
Comprehensive income attributable to AbbVie Inc.	$11,760	$5,095	$6,766

The accompanying notes are an integral part of these consolidated financial statements.

51	| 2021 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Balance Sheets

as of December 31 (in millions, except share data)	2021	2020
Assets
Current assets
Cash and equivalents	$9,746	$8,449
Short-term investments	84	30
Accounts receivable, net	9,977	8,822
Inventories	3,128	3,310
Prepaid expenses and other	4,993	3,562
Total current assets	27,928	24,173

Investments	277	293
Property and equipment, net	5,110	5,248
Intangible assets, net	75,951	82,876
Goodwill	32,379	33,124
Other assets	4,884	4,851
Total assets	$146,529	$150,565

Liabilities and Equity
Current liabilities
Short-term borrowings	$14	$34
Current portion of long-term debt and finance lease obligations	12,481	8,468
Accounts payable and accrued liabilities	22,699	20,159
Total current liabilities	35,194	28,661

Long-term debt and finance lease obligations	64,189	77,554
Deferred income taxes	3,009	3,646
Other long-term liabilities	28,701	27,607

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,803,195,293 shares issued as of December 31, 2021 and 1,792,140,764 as of December 31, 2020	18	18
Common stock held in treasury, at cost, 34,857,597 shares as of December 31, 2021 and 27,007,945 as of December 31, 2020	(3,143)	(2,264)
Additional paid-in capital	18,305	17,384
Retained earnings	3,127	1,055
Accumulated other comprehensive loss	(2,899)	(3,117)
Total stockholders' equity	15,408	13,076
Noncontrolling interest	28	21
Total equity	15,436	13,097

Total liabilities and equity	$146,529	$150,565
The accompanying notes are an integral part of these consolidated financial statements.

2021 Form 10-K |	52

AbbVie Inc. and Subsidiaries
Consolidated Statements of Equity

years ended December 31 (in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at December 31, 2018	1,479	$18	$(24,108)	$14,756	$3,368	$(2,480)	$—	$(8,446)
Net earnings attributable to AbbVie Inc.	—	—	—	—	7,882	—	—	7,882
Other comprehensive loss, net of tax	—	—	—	—	—	(1,116)	—	(1,116)
Dividends declared	—	—	—	—	(6,533)	—	—	(6,533)
Purchases of treasury stock	(5)	—	(428)	—	—	—	—	(428)
Stock-based compensation plans and other	5	—	32	437	—	—	—	469
Balance at December 31, 2019	1,479	18	(24,504)	15,193	4,717	(3,596)	—	(8,172)
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,616	—	—	4,616
Other comprehensive income, net of tax	—	—	—	—	—	479	—	479
Dividends declared	—	—	—	—	(8,278)	—	—	(8,278)
Common shares and equity awards issued for acquisition of Allergan plc	286	—	23,166	1,243	—	—	—	24,409
Purchases of treasury stock	(10)	—	(978)	—	—	—	—	(978)
Stock-based compensation plans and other	10	—	52	948	—	—	—	1,000
Change in noncontrolling interest	—	—	—	—	—	—	21	21
Balance at December 31, 2020	1,765	18	(2,264)	17,384	1,055	(3,117)	21	13,097
Net earnings attributable to AbbVie Inc.	—	—	—	—	11,542	—	—	11,542
Other comprehensive income, net of tax	—	—	—	—	—	218	—	218
Dividends declared	—	—	—	—	(9,470)	—	—	(9,470)
Purchases of treasury stock	(8)	—	(934)	—	—	—	—	(934)
Stock-based compensation plans and other	11	—	55	921	—	—	—	976
Change in noncontrolling interest	—	—	—	—	—	—	7	7
Balance at December 31, 2021	1,768	$18	$(3,143)	$18,305	$3,127	$(2,899)	$28	$15,436

The accompanying notes are an integral part of these consolidated financial statements.

53	| 2021 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Cash Flows

years ended December 31 (in millions) (brackets denote cash outflows)	2021	2020	2019
Cash flows from operating activities
Net earnings	$11,549	$4,622	$7,882
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	803	666	464
Amortization of intangible assets	7,718	5,805	1,553
Deferred income taxes	(898)	(2,325)	122
Change in fair value of contingent consideration liabilities	2,679	5,753	3,091
Stock-based compensation	692	753	430
Upfront costs and milestones related to collaborations	1,624	1,376	490
Gain on divestitures	(68)	—	(330)
Stemcentrx impairment	—	—	1,030
Other, net	—	832	43
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,321)	(929)	(74)
Inventories	(142)	(40)	(231)
Prepaid expenses and other assets	(197)	134	(225)
Accounts payable and other liabilities	1,628	1,514	97
Income tax assets and liabilities, net	(1,290)	(573)	(1,018)
Cash flows from operating activities	22,777	17,588	13,324

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(525)	(38,260)	—
Other acquisitions and investments	(1,377)	(1,350)	(1,135)
Acquisitions of property and equipment	(787)	(798)	(552)
Purchases of investment securities	(119)	(61)	(583)
Sales and maturities of investment securities	98	1,525	2,699
Other, net	366	1,387	167
Cash flows from investing activities	(2,344)	(37,557)	596

Cash flows from financing activities
Net change in commercial paper borrowings	—	—	(699)
Repayments of other short-term borrowings	—	—	(3,000)
Proceeds from issuance of long-term debt	1,000	3,000	31,482
Repayments of long-term debt and finance lease obligations	(9,414)	(5,683)	(1,536)
Debt issuance costs	—	(20)	(424)
Dividends paid	(9,261)	(7,716)	(6,366)
Purchases of treasury stock	(934)	(978)	(629)
Proceeds from the exercise of stock options	244	209	8
Payments of contingent consideration liabilities	(698)	(321)	(163)
Other, net	24	8	35
Cash flows from financing activities	(19,039)	(11,501)	18,708
Effect of exchange rate changes on cash and equivalents	(97)	(5)	7
Net change in cash and equivalents	1,297	(31,475)	32,635
Cash and equivalents, beginning of year	8,449	39,924	7,289

Cash and equivalents, end of year	$9,746	$8,449	$39,924

Other supplemental information
Interest paid, net of portion capitalized	$2,712	$2,619	$1,794
Income taxes paid	3,648	1,674	1,447
Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	—	23,979	—
The accompanying notes are an integral part of these consolidated financial statements.

2021 Form 10-K |	54

AbbVie Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 Background

Background
The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacturing and sale of a broad line of therapies that address some of the world's most complex and serious diseases. AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. Outside the United States, AbbVie sells products primarily to customers or through distributors, depending on the market served.
AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100% of the outstanding common stock of AbbVie to Abbott's shareholders.
On May 8, 2020, AbbVie completed its acquisition of Allergan plc (Allergan). Refer to Note 5 for additional information regarding this acquisition.
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

55	| 2021 Form 10-K

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
Advertising
Costs associated with advertising are expensed as incurred and are included in selling, general and administrative (SG&A) expense in the consolidated statements of earnings. Advertising expenses were $2.1 billion in 2021, $1.8 billion in 2020 and $1.1 billion in 2019.
Pension and Other Post-Employment Benefits
AbbVie records annual expenses relating to its defined benefit pension and other post-employment benefit plans based on calculations which utilize various actuarial assumptions, including discount rates, rates of return on assets, compensation increases, turnover rates and health care cost trend rates. AbbVie reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Actuarial gains and losses are deferred in accumulated other comprehensive income (loss) (AOCI), net of tax and are amortized over the remaining service attribution periods of the employees under the corridor method. Differences between the expected long-term return on plan assets and the actual annual return are generally amortized to net periodic benefit cost over a five-year period.
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
Cash and Equivalents
Cash and equivalents include money market funds and time deposits with original maturities of three months or less.

2021 Form 10-K |	56

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
AbbVie periodically assesses its marketable debt securities for impairment and credit losses. When a decline in fair value of marketable debt security is due to credit related factors, an allowance for credit losses is recorded with a corresponding charge to other expense, net in the consolidated statements of earnings. When AbbVie determines that a non-credit related impairment has occurred, the amortized cost basis of the investment, net of allowance for credit losses, is written down with a charge to other expense, net in the consolidated statements of earnings and an available-for-sale investment's unrealized loss is reclassified from AOCI to other expense, net in the consolidated statements of earnings. Realized gains and losses on sales of investments are computed using the first-in, first-out method adjusted for any impairments and credit losses that were recorded in net earnings.
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
Inventories
Inventories are valued at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Inventories consisted of the following:

as of December 31 (in millions)	2021	2020
Finished goods	$932	$1,318
Work-in-process	1,193	1,201
Raw materials	1,003	791
Inventories	$3,128	$3,310
Property and Equipment

as of December 31 (in millions)	2021	2020
Land	$287	$288
Buildings	2,791	2,555
Equipment	6,850	6,976
Construction in progress	799	1,040
Property and equipment, gross	10,727	10,859
Less accumulated depreciation	(5,617)	(5,611)
Property and equipment, net	$5,110	$5,248
Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful life for buildings ranges from 10 to 50 years. Buildings include leasehold improvements which are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. The estimated useful life for equipment ranges from 2 to 25 years. Equipment includes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use and is amortized over 3 to 10 years. Depreciation expense was $803 million in 2021, $666 million in 2020 and $464 million in 2019.

57	| 2021 Form 10-K

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

2021 Form 10-K |	58

the estimated fair value of the assets and potentially result in different impacts to the company's results of operations. Actual results may differ from the company's estimates.
Acquired In-Process Research and Development
In an asset acquisition, the initial costs to acquire rights to IPR&D projects are expensed as IPR&D in the consolidated statements of earnings unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development collaboration agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical products. In a business combination, the fair value of IPR&D projects acquired are capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a definite-lived intangible asset, or discontinuation, at which point the intangible asset will be written off. R&D costs incurred after the acquisition are expensed as incurred.
Foreign Currency Translation
Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in other comprehensive income (loss) in the consolidated statements of comprehensive income. The net assets of subsidiaries in highly inflationary economies are remeasured as if the functional currency were the reporting currency. The remeasurement is recognized in net foreign exchange loss in the consolidated statements of earnings.
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

59	| 2021 Form 10-K

Note 3 Supplemental Financial Information

Interest Expense, Net

years ended December 31 (in millions)	2021	2020	2019
Interest expense	$2,423	$2,454	$1,784
Interest income	(39)	(174)	(275)
Interest expense, net	$2,384	$2,280	$1,509
Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2021	2020
Sales rebates	$8,254	$7,188
Dividends payable	2,543	2,335
Accounts payable	2,882	2,276
Salaries, wages and commissions	1,785	1,669
Royalty and license arrangements	661	483
Other	6,574	6,208
Accounts payable and accrued liabilities	$22,699	$20,159
Other Long-Term Liabilities

as of December 31 (in millions)	2021	2020
Contingent consideration liabilities	$13,638	$12,289
Liabilities for unrecognized tax benefits	5,970	5,680
Income taxes payable	3,442	3,847
Pension and other post-employment benefits	3,153	3,413
Other	2,498	2,378
Other long-term liabilities	$28,701	$27,607

2021 Form 10-K |	60

Note 4 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Years ended December 31,
(in millions, except per share data)	2021	2020	2019
Basic EPS
Net earnings attributable to AbbVie Inc.	$11,542	$4,616	$7,882
Earnings allocated to participating securities	74	60	40
Earnings available to common shareholders	$11,468	$4,556	$7,842
Weighted average basic shares of common stock outstanding	1,770	1,667	1,481
Basic earnings per share attributable to AbbVie Inc.	$6.48	$2.73	$5.30

Diluted EPS
Net earnings attributable to AbbVie Inc.	$11,542	$4,616	$7,882
Earnings allocated to participating securities	74	60	40
Earnings available to common shareholders	$11,468	$4,556	$7,842
Weighted average shares of common stock outstanding	1,770	1,667	1,481
Effect of dilutive securities	7	6	3
Weighted average diluted shares of common stock outstanding	1,777	1,673	1,484
Diluted earnings per share attributable to AbbVie Inc.	$6.45	$2.72	$5.28
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 5 Licensing, Acquisitions and Other Arrangements

Acquisition of Allergan
On May 8, 2020, AbbVie completed its acquisition of all outstanding equity interests in Allergan in a cash and stock transaction. Allergan is a global pharmaceutical leader focused on developing, manufacturing and commercializing branded pharmaceutical, device, biologic, surgical and regenerative medicine products for patients around the world. The combination created a diverse entity with leadership positions across immunology, hematologic oncology, aesthetics, neuroscience, eye care and women's health. AbbVie's existing product portfolio and pipeline is enhanced with numerous Allergan assets and Allergan's product portfolio benefits from AbbVie's commercial strength, expertise and international infrastructure. Under the terms of the acquisition, each ordinary share of Allergan common stock was converted into the right to receive (i) $120.30 in cash and (ii) 0.8660 of a share of AbbVie common stock.
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

61	| 2021 Form 10-K

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
The acquisition of Allergan has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed was finalized during the second quarter of 2021. Measurement period adjustments to the preliminary purchase price allocation during 2021 included (i) an increase to intangible assets of $710 million; (ii) an increase to deferred income tax liabilities of $148 million; (iii) other individually insignificant adjustments for a net increase to identifiable net assets of $2 million; and (iv) a corresponding decrease to goodwill of $564 million. The measurement period adjustments primarily resulted from the completion of the valuation of certain license agreement intangible assets based on facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. These adjustments did not have a significant impact on AbbVie's results of operations in 2021 and would not have had a significant impact on prior period results if these adjustments had been made as of the acquisition date.
The following table summarizes the final fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and equivalents	$1,537
Short-term investments	1,421
Accounts receivable	2,374
Inventories	2,340
Prepaid expenses and other current assets	1,982
Investments	137
Property and equipment	2,129
Intangible assets
Definite-lived intangible assets	68,190
In-process research and development	1,600
Other noncurrent assets	1,395
Short-term borrowings	(60)
Current portion of long-term debt and finance lease obligations	(1,899)
Accounts payable and accrued liabilities	(5,852)
Long-term debt and finance lease obligations	(18,937)
Deferred income taxes	(3,940)
Other long-term liabilities	(4,765)
Total identifiable net assets	47,652
Goodwill	16,432
Total assets acquired and liabilities assumed	$64,084
The fair value step-up adjustment to inventories of $1.2 billion was amortized to cost of products sold when the inventory was sold to customers and was fully amortized as of December 31, 2021.
Intangible assets relate to $68.2 billion of definite-lived intangible assets and $1.6 billion of IPR&D. The acquired definite-lived intangible assets consist of developed product rights and license agreements and are being amortized over a weighted-average estimated useful life of approximately twelve years using the estimated pattern of economic benefit. The estimated fair values of identifiable intangible assets were determined using the "income approach" which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product, the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, competitive trends impacting the asset and each cash flow stream, as well as other factors.

2021 Form 10-K |	62

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
Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $781 million for the year ended December 31, 2020 and $103 million for the year ended December 31, 2019 which were included in SG&A expenses in the consolidated statements of earnings. In the fourth quarter of 2021, AbbVie recovered certain acquisition-related regulatory fees totaling $401 million which was recorded as a reduction to SG&A expenses in the consolidated statement of earnings for the year ended December 31, 2021.
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of AbbVie and Allergan for 2020 and 2019 as if the acquisition of Allergan had occurred on January 1, 2019:

years ended December 31 (in millions)	2020	2019
Net revenues	$50,521	$49,028
Net earnings (loss)	6,746	(38)
The unaudited pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and Allergan. In order to reflect the occurrence of the acquisition on January 1, 2019 as required, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the final fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with acquisition date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of acquisition-related costs incurred during the year ended December 31, 2020 to the year ended December 31, 2019. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2019. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.
Acquisition of Soliton, Inc.
In December 2021, AbbVie completed its previously announced acquisition of Soliton, Inc. (Soliton). Soliton's RESONIC (Rapid Acoustic Pulse device) has U.S. Food and Drug Administration (FDA) 510(k) clearance for the long-term improvement in the appearance of cellulite up to one year. The transaction was accounted for as a business combination using the acquisition method of accounting. Total consideration transferred allocated to the purchase price consisted of cash consideration of $535 million paid to holders of Soliton common stock, equity-based awards and warrants. As of the transaction date, AbbVie acquired $407 million of intangible assets for developed product rights and assumed deferred tax liabilities totaling $63 million. Other assets and liabilities were insignificant. The acquisition resulted in the recognition of $177 million of goodwill which is not deductible for tax purposes.
Acquisition of Luminera
In October 2020, AbbVie entered into an agreement with Luminera, a privately held aesthetics company based in Israel, to acquire Luminera's full dermal filler portfolio and R&D pipeline including HArmonyCa, a dermal filler intended for facial soft tissue augmentation. The aggregate accounting purchase price of $186 million was comprised of a $122 million upfront cash payment and $64 million for the acquisition date fair value of contingent consideration liabilities, for which AbbVie may owe up to $90 million in future payments upon achievement of certain commercial milestones. The agreement was accounted for as a business combination using the acquisition method of accounting. As of the acquisition date, AbbVie acquired $127 million of intangible assets for in-process research and development and $33 million of intangible assets for developed

63	| 2021 Form 10-K

product rights. Other assets and liabilities assumed were insignificant. The acquisition resulted in the recognition of $12 million of goodwill which is not deductible for tax purposes.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $1.4 billion in 2021, $1.4 billion in 2020 and $1.1 billion in 2019. AbbVie recorded acquired IPR&D charges of $962 million in 2021, $1.2 billion in 2020 and $385 million in 2019. Significant arrangements impacting 2021, 2020 and 2019, some of which require contingent milestone payments, are summarized below.
Calico Life Sciences LLC
In July 2021, AbbVie and Calico Life Sciences LLC (Calico) entered into an extension of their collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. This is the second collaboration extension and builds on the partnership established in 2014 and extended in 2018. Under the terms of the agreement, AbbVie and Calico will each contribute an additional $500 million and the term is extended for an additional three years. AbbVie’s contribution is payable in two equal installments beginning in 2023. Calico will be responsible for research and early development until 2025 and will advance collaboration projects into Phase 2a through 2030. Following completion of the Phase 2a studies, AbbVie will have the option to exclusively license the collaboration compounds. Upon exercise, AbbVie would be responsible for late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both parties post option exercise. During the third quarter of 2021, AbbVie recorded $500 million as other operating expense in the consolidated statement of earnings related to its commitments under the agreement.
TeneoOne and TNB-383B
In September 2021, AbbVie acquired TeneoOne, an affiliate of Teneobio, Inc., and TNB-383B, a BCMA-targeting immunotherapeutic for the potential treatment of relapsed or refractory multiple myeloma (R/R MM). In February 2019, AbbVie and TeneoOne entered a strategic transaction to develop and commercialize TNB-383B, a bispecific antibody that simultaneously targets BCMA and CD3 and is designed to direct the body's own immune system to target and kill BCMA-expressing tumor cells. AbbVie exercised its exclusive right to acquire TeneoOne and TNB-383B based on an interim analysis of an ongoing Phase 1 study and accounted for the transaction as an asset acquisition. Under the terms of the agreement, AbbVie made an exercise payment of $400 million which was recorded to IPR&D in the consolidated statement of earnings in the third quarter of 2021. The agreement also included additional payments of up to $250 million upon the achievement of certain development, regulatory and commercial milestones.
REGENXBIO Inc.
In September 2021, AbbVie and REGENXBIO Inc. (REGENXBIO) entered into a collaboration to develop and commercialize RGX-314, an investigational gene therapy for wet age-related macular degeneration, diabetic retinopathy and other chronic retinal diseases. The collaboration provides AbbVie with an exclusive global license to develop and commercialize RGX-314. REGENXBIO will be responsible for completion of ongoing trials, AbbVie and REGENXBIO will collaborate and share costs of additional trials, and AbbVie will lead the clinical development and commercialization of RGX-314 globally. REGENXBIO and AbbVie will share equally in pre-tax profits from net revenues of RGX-314 in the U.S. and AbbVie will pay REGENXBIO tiered royalties on net revenues outside the U.S. Upon closing in the fourth quarter of 2021, AbbVie made an upfront payment of $370 million to exclusively license RGX-314 which was recorded to IPR&D in the consolidated statement of earnings for the year ended December 31, 2021. The agreement also included additional payments of up to $1.4 billion upon the achievement of certain development, regulatory and commercial milestones.
I-Mab Biopharma
In September 2020, AbbVie and I-Mab Biopharma (I-Mab) entered into a collaboration agreement for the development and commercialization of lemzoparlimab, an anti-CD47 monoclonal antibody internally discovered and developed by I-Mab for the treatment of multiple cancers. Both companies will collaborate to design and conduct further global clinical trials to evaluate lemzoparlimab. The collaboration provides AbbVie an exclusive global license, excluding greater China, to develop and commercialize lemzoparlimab. The companies will share manufacturing responsibilities with AbbVie being the primary manufacturer for global supply. The agreement also allows for potential collaboration on future CD47-related therapeutic agents, subject to further licenses to explore each other's related programs in their respective territories. The terms of the arrangement include an initial upfront payment of $180 million to exclusively license lemzoparlimab along with a milestone payment of $20 million based on the Phase I results, for a total of $200 million, which was recorded to IPR&D in the consolidated statement of earnings in the fourth quarter of 2020 after regulatory approval of the transaction. In addition, I-Mab will be eligible to receive up to $1.7 billion upon the achievement of certain clinical development, regulatory and

2021 Form 10-K |	64

commercial milestones, and AbbVie will pay tiered royalties from low-to-mid teen percentages on global net revenues outside of greater China.
Genmab A/S
In June 2020, AbbVie and Genmab A/S (Genmab) entered into a collaboration agreement to jointly develop and commercialize three of Genmab's early-stage investigational bispecific antibody therapeutics and entered into a discovery research collaboration for future differentiated antibody therapeutics for the treatment of cancer. Under the terms of the agreement, Genmab granted to AbbVie an exclusive license to its epcoritamab (DuoBody-CD3xCD20), DuoHexaBody-CD37 and DuoBody-CD3x5T4 programs. For epcoritamab, the companies will share commercial responsibilities in the U.S. and Japan, with AbbVie responsible for further global commercialization. Genmab will record net revenues in the U.S. and Japan, and the parties will share equally in pre-tax profits from these sales. Genmab will receive tiered royalties on remaining global sales. For the discovery research partnership, Genmab will conduct Phase 1 studies for these programs and AbbVie retains the right to opt-in to program development. During 2020, AbbVie made an upfront payment of $750 million, which was recorded to IPR&D in the consolidated statement of earnings. AbbVie could make additional payments of up to $3.2 billion upon the achievement of certain development, regulatory and commercial milestones for all programs.
Reata Pharmaceuticals, Inc.
In October 2019, AbbVie and Reata Pharmaceuticals, Inc. (Reata) entered into an amended and restated license agreement. Under the terms of the agreement, Reata reacquired exclusive development, manufacturing and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie for territories outside of the United States with respect to bardoxolone methyl and worldwide with respect to omaveloxolone and other next-generation Nrf2 activators. As consideration for the rights reacquired by Reata, AbbVie received a total of $250 million as of December 31, 2020 and $80 million in cash in 2021. Total consideration of $330 million was recognized in other operating (income) expense in the consolidated statement of earnings in 2019. In addition, AbbVie will receive low single-digit, tiered royalties from worldwide sales of omaveloxolone and certain next-generation Nrf2 activators.
Other Arrangements
In addition to the significant arrangements described above, AbbVie entered into several other arrangements resulting in charges to IPR&D of $192 million in 2021, $248 million in 2020 and $385 million in 2019. In connection with the other individually insignificant early-stage arrangements entered into in 2021, AbbVie could make additional payments of up to $5.5 billion upon the achievement of certain development, regulatory and commercial milestones.
Note 6 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting 2021, 2020 and 2019.
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

65	| 2021 Form 10-K

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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

years ended December 31 (in millions)	2021	2020	2019
United States - Janssen's share of profits (included in cost of products sold)	$2,018	$2,012	$1,803
International - AbbVie's share of profits (included in net revenues)	1,087	1,009	844
Global - AbbVie's share of other costs (included in respective line items)	304	295	321
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $294 million at December 31, 2021 and $283 million at December 31, 2020. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $509 million at December 31, 2021 and $562 million at December 31, 2020.
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
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

years ended December 31 (in millions)	2021	2020	2019
Genentech's share of profits, including royalties (included in cost of products sold)	$703	$533	$320
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	40	46	41
AbbVie's share of development costs (included in R&D)	140	129	128

2021 Form 10-K |	66

Note 7 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2019	$15,604
Additions(a)	17,008
Foreign currency translation adjustments	512
Balance as of December 31, 2020	33,124
Additions(b)	177
Measurement period adjustments(c)	(564)
Foreign currency translation adjustments and other	(358)
Balance as of December 31, 2021	$32,379
(a)Goodwill additions related to the acquisition of Allergan in the second quarter of 2020 and the acquisition of Luminera in the fourth quarter of 2020 (see Note 5).
(b)Goodwill additions related to the acquisition of Soliton in the fourth quarter of 2021 (see Note 5).
(c)Measurement period adjustments recorded in 2021 related to the acquisition of Allergan (see Note 5).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of December 31, 2021, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	2021			2020
as of December 31 (in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$88,945	$(18,463)	$70,482	$87,707	$(11,620)	$76,087
License agreements	8,487	(3,688)	4,799	7,828	(2,916)	4,912
Total definite-lived intangible assets	97,432	(22,151)	75,281	95,535	(14,536)	80,999
Indefinite-lived research and development	670	—	670	1,877	—	1,877
Total intangible assets, net	$98,102	$(22,151)	$75,951	$97,412	$(14,536)	$82,876
Definite-Lived Intangible Assets
The increase in definite-lived intangible assets during 2021 was primarily due to the measurement period adjustments from the completion of the valuation of certain license agreements acquired in the Allergan acquisition as well as the acquisition of Soliton. Refer to Note 5 for additional information regarding these acquisitions and related adjustments. In 2021, AbbVie also reclassified $1.0 billion of indefinite-lived research and development intangible assets to developed product rights upon receiving certain regulatory approvals for Vuity, Qulipta, and HArmonyCa.
Definite-lived intangible assets are amortized over their estimated useful lives, which range between 1 to 16 years with an average of 12 years for developed product rights and 11 years for license agreements. Amortization expense was $7.7 billion in 2021, $5.8 billion in 2020 and $1.6 billion in 2019 and was included in cost of products sold in the consolidated statements of earnings. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2021 is as follows:

(in billions)	2022	2023	2024	2025	2026
Anticipated annual amortization expense	$7.2	$7.5	$8.0	$8.4	$7.9

67	| 2021 Form 10-K

Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. Indefinite-lived intangible assets as of December 31, 2021 primarily relate to the acquisition of Allergan.
The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist.
In 2019, following the announcement of the decision to terminate the rovalpituzumab tesirine (Rova-T) R&D program, the company recorded an impairment charge of $1.0 billion which represented the remaining value of the IPR&D acquired as part of the 2016 Stemcentrx acquisition. The impairment charge was recorded to R&D expense in the consolidated statements of earnings in 2019.
Note 8 Integration and Restructuring Plans

Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization. To achieve these integration objectives, AbbVie expects to incur total cumulative charges of approximately $2 billion of charges through 2022. These costs will consist of severance and employee benefit costs (cash severance, non-cash severance, including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.
The following table summarizes the charges associated with the Allergan acquisition integration plan:

	Severance and employee benefits		Other integration
year ended December 31 (in millions)	2021	2020	2021	2020
Cost of products sold	$5	$109	$127	$21
Research and development	—	199	102	177
Selling, general and administrative	64	388	289	237
Total charges	$69	$696	$518	$435
The following table summarizes the cash activity in the recorded liability associated with the integration plan:

year ended December 31 (in millions)	Severance and employee benefits	Other integration
Charges	$594	$435
Payments and other adjustments	(227)	(415)
Accrued balance as of December 31, 2020	$367	$20
Charges	65	461
Payments and other adjustments	(210)	(448)
Accrued balance as of December 31, 2021	$222	$33
Other Restructuring
AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. In 2021, 2020 and 2019, no such plans were individually significant. Restructuring charges recorded were $59 million in 2021, $60 million in 2020 and $234 million in 2019 and were primarily related to employee severance and contractual obligations. These charges were recorded in cost of products sold, R&D expense and SG&A expenses in the consolidated statements of earnings based on the classification of the affected employees or operations.

2021 Form 10-K |	68

The following table summarizes the cash activity in the restructuring reserve for 2021, 2020 and 2019:

(in millions)
Accrued balance as of December 31, 2018	$99
Restructuring charges	219
Payments and other adjustments	(178)
Accrued balance as of December 31, 2019	140
Restructuring charges	58
Payments and other adjustments	(108)
Accrued balance as of December 31, 2020	90
Restructuring charges	54
Payments and other adjustments	(111)
Accrued balance as of December 31, 2021	$33
Note 9 Leases

AbbVie's lease portfolio primarily consists of real estate properties, vehicles and equipment. The following table summarizes the amounts and location of operating and finance leases on the consolidated balance sheets:

as of December 31 (in millions)	Balance sheet caption	2021	2020
Assets
Operating	Other assets	$762	$895
Finance	Property and equipment, net	33	27
Total lease assets		$795	$922
Liabilities
Operating
Current	Accounts payable and accrued liabilities	$178	$175
Noncurrent	Other long-term liabilities	713	832
Finance
Current	Current portion of long-term debt and finance lease obligations	9	8
Noncurrent	Long-term debt and finance lease obligations	25	21
Total lease liabilities		$925	$1,036
The following table summarizes the lease costs recognized in the consolidated statements of earnings:

years ended December 31 (in millions)	2021	2020	2019
Operating lease cost	$226	$192	$124
Short-term lease cost	56	59	34
Variable lease cost	71	60	62
Total lease cost	$353	$311	$220
Sublease income and finance lease costs were insignificant in 2021, 2020 and 2019.

69	| 2021 Form 10-K

The following table presents the weighted-average remaining lease term and weighted-average discount rate for operating and finance leases:

years ended December 31	2021	2020	2019
Weighted-average remaining lease term (years)
Operating	7	8	5
Finance	3	3	3
Weighted-average discount rate
Operating	2.4%	2.5%	3.9%
Finance	1.1%	1.4%	3.9%
The following table presents supplementary cash flow information regarding the company's leases:

years ended December 31 (in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$236	$185	$125
Right-of-use assets obtained in exchange for new operating lease liabilities	66	692	26
Finance lease cash flows were insignificant in 2021, 2020 and 2019. Right-of-use assets obtained in exchange for new operating lease liabilities as of December 31, 2020 included $453 million of right-of-use assets acquired in the Allergan acquisition.
The following table summarizes the future maturities of AbbVie's operating and finance lease liabilities as of December 31, 2021:

(in millions)	Operating leases	Finance leases	Total (a)
2022	$179	$9	$188
2023	162	9	171
2024	126	7	133
2025	105	5	110
2026	91	9	100
Thereafter	317	—	317
Total lease payments	980	39	1,019
Less: Interest	89	5	94
Present value of lease liabilities	$891	$34	$925
(a)Lease payments recognized as part of lease liabilities for optional renewal periods are insignificant.

2021 Form 10-K |	70

Note 10 Debt, Credit Facilities and Commitments and Contingencies

The following table summarizes long-term debt:

as of December 31 (dollars in millions)	Effective interest rate in 2021(a)	2021	Effective interest rate in 2020(a)	2020
Senior notes issued in 2012
2.90% notes due 2022	2.97%	$3,100	2.97%	$3,100
4.40% notes due 2042	4.46%	2,600	4.46%	2,600
Senior notes issued in 2015
3.20% notes due 2022	3.28%	1,000	3.28%	1,000
3.60% notes due 2025	3.66%	3,750	3.66%	3,750
4.50% notes due 2035	4.58%	2,500	4.58%	2,500
4.70% notes due 2045	4.73%	2,700	4.73%	2,700
Senior notes issued in 2016
2.30% notes due 2021	2.40%	—	2.40%	1,800
2.85% notes due 2023	2.91%	1,000	2.91%	1,000
3.20% notes due 2026	3.28%	2,000	3.28%	2,000
4.30% notes due 2036	4.37%	1,000	4.37%	1,000
4.45% notes due 2046	4.50%	2,000	4.50%	2,000
Senior Euro notes issued in 2016
1.375% notes due 2024 (€1,450 principal)	1.46%	1,643	1.46%	1,783
2.125% notes due 2028 (€750 principal)	2.18%	850	2.18%	922
Senior notes issued in 2018
3.375% notes due 2021	3.51%	—	3.51%	1,250
3.75% notes due 2023	3.84%	1,250	3.84%	1,250
4.25% notes due 2028	4.38%	1,750	4.38%	1,750
4.875% notes due 2048	4.94%	1,750	4.94%	1,750
Senior Euro notes issued in 2019
0.75% notes due 2027 (€750 principal)	0.86%	850	0.86%	922
1.25% notes due 2031 (€650 principal)	1.30%	737	1.30%	799
Senior notes issued in 2019
Floating rate notes due May 2021	0.74%	—	1.33%	750
Floating rate notes due November 2021	0.78%	—	1.42%	750
Floating rate notes due 2022	0.99%	750	1.62%	750
2.15% notes due 2021	2.23%	—	2.23%	1,750
2.30% notes due 2022	2.42%	3,000	2.42%	3,000
2.60% notes due 2024	2.69%	3,750	2.69%	3,750
2.95% notes due 2026	3.02%	4,000	3.02%	4,000
3.20% notes due 2029	3.25%	5,500	3.25%	5,500
4.05% notes due 2039	4.11%	4,000	4.11%	4,000
4.25% notes due 2049	4.29%	5,750	4.29%	5,750
Term loan facilities
Floating rate notes due 2023	1.23%	—	1.29%	1,000
Floating rate notes due 2023	0.81%	1,000	—%	—
Floating rate notes due 2025	1.36%	2,000	1.42%	2,000

71	| 2021 Form 10-K

as of December 31 (dollars in millions)	Effective interest rate in 2021(a)	2021	Effective interest rate in 2020(a)	2020
Senior notes acquired in 2020
5.000% notes due 2021	1.53%	—	1.53%	1,200
3.450% notes due 2022	1.97%	2,878	1.97%	2,878
3.250% notes due 2022	1.92%	1,700	1.92%	1,700
2.800% notes due 2023	2.13%	350	2.13%	350
3.850% notes due 2024	2.07%	1,032	2.07%	1,032
3.800% notes due 2025	2.09%	3,021	2.09%	3,021
4.550% notes due 2035	3.52%	1,789	3.52%	1,789
4.625% notes due 2042	4.00%	457	4.00%	457
4.850% notes due 2044	4.11%	1,074	4.11%	1,074
4.750% notes due 2045	4.20%	881	4.20%	881
Senior Euro notes acquired in 2020
0.500% notes due 2021 (€750 principal)	0.72%	—	0.72%	922
1.500% notes due 2023 (€500 principal)	0.49%	567	0.49%	615
1.250% notes due 2024 (€700 principal)	0.65%	793	0.65%	861
2.625% notes due 2028 (€500 principal)	1.20%	567	1.20%	615
2.125% notes due 2029 (€550 principal)	1.19%	623	1.19%	677
Other		33		29
Fair value hedges		102		278
Unamortized bond discounts		(130)		(146)
Unamortized deferred financing costs		(251)		(287)
Unamortized bond premiums (b)		954		1,200
Total long-term debt and finance lease obligations		76,670		86,022
Current portion		12,481		8,468
Noncurrent portion		$64,189		$77,554
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
In November 2021, the company repaid $1.3 billion aggregate principal amount of 3.375% senior notes and $1.8 billion aggregate principal amount of 2.15% senior notes at maturity. The company also repaid $750 million aggregate principal amount of floating rate senior notes at maturity in November 2021.

2021 Form 10-K |	72

In January 2022, the company repaid $2.9 billion aggregate principal amount of 3.450% senior notes that were scheduled to mature in March 2022. This repayment was made by exercising, under the terms of the notes, 60-day early redemption at 100% of the principal amount.
In connection with the acquisition of Allergan, in May 2020, the company borrowed $3.0 billion under a $6.0 billion term loan credit agreement, of which $1.0 billion was outstanding under a floating rate three-year term loan tranche and $2.0 billion outstanding under a floating rate five-year term loan tranche as of December 31, 2021. Subsequent to these borrowings, AbbVie terminated the unused commitments of the lenders under the term loan.
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
In September 2020, the company repaid $650 million aggregate principal amount of 3.375% senior notes at maturity.
In November 2020, the company repaid €700 million aggregate principal amount of floating rate senior Euro notes at maturity and $450 million aggregate principal amount of 4.875% senior notes due February 2021 three months prior to maturity.
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
AbbVie has outstanding $4.8 billion aggregate principal amount of unsecured senior notes which were issued in 2018. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium and AbbVie may redeem the senior notes at par between one month and six months prior to maturity.
AbbVie has outstanding €2.2 billion aggregate principal amount of unsecured senior Euro notes which were issued in 2016. AbbVie may redeem the senior notes prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium and AbbVie may redeem the senior notes at par between one and three months prior to maturity.
AbbVie has outstanding $6.0 billion aggregate principal amount of unsecured senior notes which were issued in 2016 and $10.0 billion aggregate principal amount of unsecured senior notes which were issued in 2015. AbbVie may redeem the senior notes, at any time, prior to maturity at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium and AbbVie may redeem the senior notes at par between one and six months prior to maturity.
AbbVie has outstanding $5.7 billion aggregate principal amount of unsecured senior notes which were issued in 2012. AbbVie may redeem all of the senior notes of each series, at any time, or some of the senior notes of each series, from time to time, at a redemption price equal to the principal amount of the senior notes redeemed plus a make-whole premium.

73	| 2021 Form 10-K

At December 31, 2021, the company was in compliance with its senior note covenants and term loan covenants.
Short-Term Borrowings
There were no commercial paper borrowings outstanding as of December 31, 2021 and December 31, 2020. No commercial paper borrowings were issued during 2021. The weighted-average interest rate on commercial paper borrowings was 1.8% in 2020 and 2.5% in 2019.
In August 2019, AbbVie entered into an amended and restated $4.0 billion five-year revolving credit facility that matures in August 2024. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants, all of which the company was in compliance with as of December 31, 2021. Commitment fees under AbbVie's revolving credit facilities were insignificant in 2021, 2020 and 2019. No amounts were outstanding under the company's credit facilities as of December 31, 2021 and December 31, 2020.
In March 2019, AbbVie repaid a $3.0 billion 364-day term loan credit agreement that was drawn on in June 2018 and was scheduled to mature in June 2019.
Maturities of Long-Term Debt
The following table summarizes AbbVie's debt maturities as of December 31, 2021:

as of and for the years ending December 31 (in millions)
2022	$12,428
2023	4,167
2024	7,219
2025	8,771
2026	6,000
Thereafter	37,377
Total obligations and commitments	75,962
Fair value hedges, unamortized bond premiums and discounts, deferred financing costs and finance lease obligations	708
Total long-term debt and finance lease obligations	$76,670
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

2021 Form 10-K |	74

Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.1 billion at December 31, 2021 and $1.5 billion at December 31, 2020, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of December 31, 2021 will be reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
In the third quarter of 2019, the company entered into treasury rate lock agreements with notional amounts totaling $10.0 billion to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the issuance of long-term debt in connection with the acquisition of Allergan. The treasury rate lock agreements were designated as cash flow hedges and recorded at fair value. The agreements were net settled upon issuance of the senior notes in November 2019 resulting in a pre-tax gain of $383 million recognized in other comprehensive income (loss). This gain is reclassified to interest expense, net over the term of the related debt.
The company is a party to interest rate swap contracts designed as cash flow hedges with notional amounts totaling $750 million at December 31, 2021 and $2.3 billion at December 31, 2020. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. Realized and unrealized gains or losses are included in AOCI and are reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $8.2 billion at December 31, 2021 and $8.6 billion at December 31, 2020.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €5.9 billion at December 31, 2021 and €6.6 billion at December 31, 2020. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €4.3 billion at December 31, 2021 and €971 million at December 31, 2020. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $4.5 billion at December 31, 2021 and $4.8 billion at December 31, 2020. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

75	| 2021 Form 10-K

The following table summarizes the amounts and location of AbbVie's derivative instruments on the consolidated balance sheets:

	Fair value - Derivatives in asset position			Fair value - Derivatives in liability position
as of December 31 (in millions)	Balance sheet caption	2021	2020	Balance sheet caption	2021	2020
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$51	$2	Accounts payable and accrued liabilities	$2	$82
Designated as cash flow hedges	Other assets	—	—	Other long-term liabilities	—	6
Designated as net investment hedges	Prepaid expenses and other	149	—	Accounts payable and accrued liabilities	—	11
Designated as net investment hedges	Other assets	15	—	Other long-term liabilities	—	—
Not designated as hedges	Prepaid expenses and other	26	49	Accounts payable and accrued liabilities	13	33
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	7	14
Designated as cash flow hedges	Other assets	—	—	Other long-term liabilities	—	20
Designated as fair value hedges	Prepaid expenses and other	—	7	Accounts payable and accrued liabilities	—	—
Designated as fair value hedges	Other assets	26	131	Other long-term liabilities	15	—
Total derivatives		$267	$189		$37	$166
While certain derivatives are subject to netting arrangements with the company's counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

years ended in December 31 (in millions)	2021	2020	2019
Foreign currency forward exchange contracts
Designated as cash flow hedges	$82	$(71)	$(5)
Designated as net investment hedges	341	(95)	33
Interest rate swap contracts designated as cash flow hedges	2	(53)	4
Treasury rate lock agreements designated as cash flow hedges	—	—	383
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $65 million into cost of products sold for foreign currency cash flow hedges, pre-tax losses of $7 million into interest expense, net for interest rate swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax gains of $577 million in 2021, pre-tax losses of $907 million in 2020 and pre-tax gains of $90 million in 2019.

2021 Form 10-K |	76

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 13 for the amount of net gains (losses) reclassified out of AOCI.

years ended December 31 (in millions)	Statement of earnings caption	2021	2020	2019
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$(87)	$23	$167
Designated as net investment hedges	Interest expense, net	26	18	27
Not designated as hedges	Net foreign exchange loss	(100)	58	(70)
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	24	24	3
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	(24)	(17)	1
Designated as fair value hedges	Interest expense, net	(127)	365	418
Debt designated as hedged item in fair value hedges	Interest expense, net	127	(365)	(418)
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

77	| 2021 Form 10-K

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2021:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$9,746	$4,451	$5,295	$—
Money market funds and time deposits	45	—	45	—
Debt securities	46	—	46	—
Equity securities	121	100	21	—
Interest rate swap contracts	26	—	26	—
Foreign currency contracts	241	—	241	—
Total assets	$10,225	$4,551	$5,674	$—
Liabilities
Interest rate swap contracts	$22	$—	$22	$—
Foreign currency contracts	15	—	15	—
Contingent consideration	14,887	—	—	14,887
Total liabilities	$14,924	$—	$37	$14,887
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
Equity securities primarily consist of investments for which the fair values were determined by using the published market prices per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company were valued using observable market inputs including published interest rate curves and both forward and spot prices for foreign currencies.
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

2021 Form 10-K |	78

and estimated future sales. Significant judgment is employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period.
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	2021		2020
years ended December 31 (in millions)	Range	Weighted Average(a)	Range	Weighted Average(a)
Discount rate	0.2% - 2.6%	1.7%	0.1% - 2.2%	1.1%
Probability of payment for unachieved milestones	89% - 100%	90%	56% - 92%	64%
Probability of payment for royalties by indication(b)	56% - 100%	96%	56% - 100%	91%
Projected year of payments	2022 - 2034	2027	2021 - 2034	2027
(a)Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b)Excluding approved indications, the estimated probability of payment ranged from 56% to 89% at December 31, 2021 and 56% to 89% at December 31, 2020.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

years ended December 31 (in millions)	2021	2020	2019
Beginning balance	$12,997	$7,340	$4,483
Additions(a)	—	225	—
Change in fair value recognized in net earnings	2,679	5,753	3,091
Payments	(789)	(321)	(234)
Ending balance	$14,887	$12,997	$7,340
(a)Additions during the year ended December 31, 2020 represent contingent consideration liabilities assumed in the Allergan acquisition as well as contingent consideration resulting from the Luminera acquisition (see Note 5).
The change in fair value recognized in net earnings is recorded in other expense, net in the consolidated statements of earnings. During the year-ended December 31, 2021, the company recorded a $2.7 billion increase in the Skyrizi contingent consideration liability due to higher estimated sales driven by stronger market share uptake, favorable clinical trial results and the passage of time, partially offset by higher discount rates. During the year-ended December 31, 2020, the company recorded a $5.7 billion increase in the Skyrizi contingent consideration liability due to higher estimated future sales driven by stronger market share uptake, lower discount rates, the passage of time and favorable clinical trial results. During the second quarter of 2019, the company recorded a $2.3 billion increase in the Skyrizi contingent consideration liability due to higher probabilities of success, higher estimated future sales and lower discount rates. The higher probabilities of success resulted from the April 2019 regulatory approvals of Skyrizi for the treatment of moderate to severe plaque psoriasis. During the third quarter of 2019, the company recorded a $91 million decrease in the Stemcentrx contingent consideration liability due to the termination of the Rova-T R&D program.

79	| 2021 Form 10-K

Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2021 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair values	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$14	$14	$—	$14	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	12,455	11,830	11,329	501	—
Long-term debt and finance lease obligations, excluding fair value hedges	64,113	71,810	70,757	1,053	—
Total liabilities	$76,582	$83,654	$82,086	$1,568	$—
The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2020 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair values	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$34	$34	$—	$34	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	$8,461	$8,542	$8,249	$293	$—
Long-term debt and finance lease obligations, excluding fair value hedges	77,283	87,761	86,137	1,624	—
Total liabilities	$85,778	$96,337	$94,386	$1,951	$—
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $149 million as of December 31, 2021 and $102 million as of December 31, 2020. No significant cumulative upward or downward adjustments have been recorded for these investments as of December 31, 2021.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 75% as of December 31, 2021 and 72% as of December 31, 2020, and substantially all of AbbVie's pharmaceutical product net revenues in the United States were to these three wholesalers.
Humira (adalimumab) is AbbVie's single largest product and accounted for approximately 37% of AbbVie's total net revenues in 2021, 43% in 2020 and 58% in 2019.

2021 Form 10-K |	80

Note 12 Post-Employment Benefits

AbbVie sponsors various pension and other post-employment benefit plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. In addition, AbbVie provides medical benefits, primarily to eligible retirees in the United States and Puerto Rico, through other post-retirement benefit plans. Net obligations for these plans have been reflected on the consolidated balance sheets as of December 31, 2021 and 2020.
The following table summarizes benefit plan information for the global AbbVie-sponsored defined benefit and other post-employment plans:

	Defined benefit plans		Other post-employment plans
as of and for the years ended December 31 (in millions)	2021	2020	2021	2020
Projected benefit obligations
Beginning of period	$11,792	$8,646	$795	$1,050
Service cost	440	370	48	42
Interest cost	237	264	19	34
Employee contributions	2	2	—	—
Amendments	—	—	—	(397)
Actuarial (gain) loss	(8)	1,105	10	40
Benefits paid	(281)	(249)	(22)	(17)
Acquisition	—	1,409	—	43
Other, primarily foreign currency translation adjustments	(176)	245	—	—
End of period	12,006	11,792	850	795
Fair value of plan assets
Beginning of period	9,702	7,116	—	—
Actual return on plan assets	1,000	979	—	—
Company contributions	376	367	22	17
Employee contributions	2	2	—	—
Benefits paid	(281)	(249)	(22)	(17)
Acquisition	—	1,296	—	—
Other, primarily foreign currency translation adjustments	(144)	191	—	—
End of period	10,655	9,702	—	—
Funded status, end of period	$(1,351)	$(2,090)	$(850)	$(795)

Amounts recognized on the consolidated balance sheets
Other assets	$991	$563	$—	$—
Accounts payable and accrued liabilities	(13)	(12)	(26)	(23)
Other long-term liabilities	(2,329)	(2,641)	(824)	(772)
Net obligation	$(1,351)	$(2,090)	$(850)	$(795)
Actuarial loss, net	$3,504	$4,163	$461	$482
Prior service cost (credit)	5	8	(370)	(408)
Accumulated other comprehensive loss	$3,509	$4,171	$91	$74
The projected benefit obligations in the table above included $3.2 billion at December 31, 2021 and $3.5 billion at December 31, 2020, related to international defined benefit plans.
For plans reflected in the table above, the accumulated benefit obligations were $10.5 billion at December 31, 2021 and December 31, 2020.

81	| 2021 Form 10-K

Information For Pension Plans With An Accumulated Benefit Obligation In Excess Of Plan Assets

as of December 31 (in millions)	2021	2020
Accumulated benefit obligation	$6,395	$7,527
Fair value of plan assets	5,412	6,066
Information For Pension Plans With A Projected Benefit Obligation In Excess Of Plan Assets

as of December 31 (in millions)	2021	2020
Projected benefit obligation	$7,788	$8,719
Fair value of plan assets	5,447	6,066
The 2021 actuarial gain of $8 million for qualified pension plans and actuarial loss of $10 million for other post-employment plans were primarily driven by an increase in the assumed discount rate offset by change in demographic assumptions from 2020. The 2020 actuarial losses of $1.1 billion for qualified pension plans and $40 million for other post-employment plans were primarily driven by a decrease in the assumed discount rate from 2019.
AbbVie's U.S. pension plan was modified to close the plan to new entrants effective January 1, 2022. In addition, a change to AbbVie's U.S. retiree health benefit plan was approved in 2020 and communicated to employees and retirees in October 2020. Beginning in 2022, Medicare-eligible retirees and Medicare-eligible dependents will choose health care coverage from insurance providers through a private Medicare exchange. AbbVie will continue to provide financial support to Medicare-eligible retirees. This change to the U.S. retiree health benefit plan decreased AbbVie's post-employment benefit obligation and increased AbbVie's unrecognized prior service credit as of December 31, 2020 by $397 million.
In connection with the Allergan acquisition, AbbVie assumed certain post-employment benefit obligations which were recorded at fair value. Upon acquisition in the second quarter of 2020, the excess of projected benefit obligations over the plan assets was recognized as a liability totaling $156 million.

2021 Form 10-K |	82

Amounts Recognized in Other Comprehensive Income (Loss)
The following table summarizes the pre-tax losses (gains) included in other comprehensive income (loss):

years ended December 31 (in millions)	2021	2020	2019
Defined benefit plans
Actuarial loss (gain)	$(345)	$701	$1,231
Amortization of prior service cost	(2)	(2)	—
Amortization of actuarial loss	(288)	(227)	(109)
Foreign exchange loss (gain) and other	(27)	56	(6)
Total loss (gain)	$(662)	$528	$1,116
Other post-employment plans
Actuarial loss	$10	$40	$451
Prior service credit	—	(397)	—
Amortization of prior service credit	39	4	—
Amortization of actuarial loss	(32)	(26)	(1)
Total loss (gain)	$17	$(379)	$450
Net Periodic Benefit Cost

years ended December 31 (in millions)	2021	2020	2019
Defined benefit plans
Service cost	$440	$370	$269
Interest cost	237	264	259
Expected return on plan assets	(663)	(575)	(474)
Amortization of prior service cost	2	2	—
Amortization of actuarial loss	288	227	109
Net periodic benefit cost	$304	$288	$163
Other post-employment plans
Service cost	$48	$42	$25
Interest cost	19	34	29
Amortization of prior service credit	(39)	(4)	—
Amortization of actuarial loss	32	26	1
Net periodic benefit cost	$60	$98	$55
The components of net periodic benefit cost other than service cost are included in other expense, net in the consolidated statements of earnings.
Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

as of December 31	2021	2020
Defined benefit plans
Discount rate	2.8%	2.4%
Rate of compensation increases	5.2%	4.6%
Cash balance interest crediting rate	2.7%	2.8%
Other post-employment plans
Discount rate	3.1%	2.8%
The assumptions used in calculating the December 31, 2021 measurement date benefit obligations will be used in the calculation of net periodic benefit cost in 2022.

83	| 2021 Form 10-K

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

years ended December 31	2021	2020	2019
Defined benefit plans
Discount rate for determining service cost	2.6%	3.1%	4.0%
Discount rate for determining interest cost	2.2%	3.0%	4.0%
Expected long-term rate of return on plan assets	7.1%	7.1%	7.6%
Expected rate of change in compensation	4.6%	4.6%	4.6%
Cash balance interest crediting rate	2.8%	2.8%	2.8%
Other post-employment plans
Discount rate for determining service cost	3.0%	3.7%	4.7%
Discount rate for determining interest cost	2.2%	3.2%	4.3%
For the December 31, 2021 post-retirement health care obligations remeasurement, the company assumed a 5.9% pre-65 (2.1% post-65) annual rate of increase in the per capita cost of covered health care benefits. The pre-65 rate was assumed to decrease gradually to 4.5% (1.8% post-65) in 2029 and remain at that level thereafter. For purposes of measuring the 2021 post-retirement health care costs, the company assumed a 6.0% pre-65 (2.3% post-65) annual rate of increase in the per capita cost of covered health care benefits. The pre-65 rate was assumed to decrease gradually to 4.5% (2.0% post-65) for 2029 and remain at that level thereafter.

2021 Form 10-K |	84

Defined Benefit Pension Plan Assets

		Basis of fair value measurement
as of December 31 (in millions)	2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$1,428	$1,428	$—	$—
U.S. mid cap(b)	198	198	—	—
International(c)	458	458	—	—
Fixed income securities
U.S. government securities(d)	228	95	133	—
Corporate debt instruments(d)	945	179	766	—
Non-U.S. government securities(d)	602	445	157	—
Other(d)	273	268	5	—
Absolute return funds(e)	100	5	95	—
Real assets	10	10	—	—
Other(f)	261	216	45	—
Total	$4,503	$3,302	$1,201	$—
Total assets measured at NAV	6,152
Fair value of plan assets	$10,655

		Basis of fair value measurement
as of December 31 (in millions)	2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$1,143	$1,143	$—	$—
U.S. mid cap(b)	164	164	—	—
International(c)	524	524	—	—
Fixed income securities
U.S. government securities(d)	132	18	114	—
Corporate debt instruments(d)	854	178	676	—
Non-U.S. government securities(d)	544	397	147	—
Other(d)	297	294	3	—
Absolute return funds(e)	310	4	306	—
Real assets	10	10	—	—
Other(f)	252	250	2	—
Total	$4,230	$2,982	$1,248	$—
Total assets measured at NAV	5,472
Fair value of plan assets	$9,702
(a)A mix of index funds and actively managed equity accounts that are benchmarked to various large cap indices.
(b)A mix of index funds and actively managed equity accounts that are benchmarked to various mid cap indices.
(c)A mix of index funds and actively managed equity accounts that are benchmarked to various non-U.S. equity indices in both developed and emerging markets.
(d)Securities held by actively managed accounts, index funds and mutual funds.

85	| 2021 Form 10-K

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
The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities and lower return, less volatile fixed income securities. Investment allocations are established for each plan and are generally made across a range of markets, industry sectors, capitalization sizes and in the case of fixed income securities, maturities and credit quality. The 2021 target investment allocation for the AbbVie Pension Plan was 62.5% in equity securities, 22.5% in fixed income securities and 15% in asset allocation strategies and other holdings. There are no known significant concentrations of risk in the plan assets of the AbbVie Pension Plan or of any other plans.
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
Expected Benefit Payments
The following table summarizes total benefit payments expected to be paid to plan participants including payments funded from both plan and company assets:

years ending December 31 (in millions)	Defined benefit plans	Other post-employment plans
2022	$293	$27
2023	312	30
2024	334	31
2025	356	34
2026	379	36
2027 to 2031	2,291	224
Defined Contribution Plan
AbbVie maintains defined contribution savings plans for the benefit of its eligible employees. The expense recognized for these plans was $267 million in 2021, $191 million in 2020 and $102 million in 2019. AbbVie provides certain other post-employment benefits, primarily salary continuation arrangements, to qualifying employees and accrues for the related cost over the service lives of the employees.
Note 13 Equity

Stock-Based Compensation
In May 2021, stockholders of the company approved the AbbVie Amended and Restated 2013 Incentive Stock Program (the Amended Plan), which amends and restates the AbbVie 2013 Incentive Stock Program (2013 ISP). AbbVie grants stock-based awards to eligible employees pursuant to the Amended Plan, which provides for several different forms of benefits, including non-qualified stock options, RSUs and various performance-based awards. Under the Amended Plan, a total of 144 million shares of AbbVie common stock have been reserved for issuance as awards to AbbVie employees. The 2013 ISP also facilitated the assumption of certain awards granted under Abbott’s incentive stock program, which were adjusted and converted into Abbott and AbbVie stock-based awards as a result of AbbVie's separation from Abbott.

2021 Form 10-K |	86

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
Stock-based compensation expense is principally related to awards issued pursuant to the 2013 ISP and the Amended Plan and is summarized as follows:

years ended December 31 (in millions)	2021	2020	2019
Cost of products sold	$46	$47	$29
Research and development	226	247	171
Selling, general and administrative	420	459	230
Pre-tax compensation expense	692	753	430
Tax benefit	126	131	80
After-tax compensation expense	$566	$622	$350
Realized excess tax benefits associated with stock-based compensation totaled $50 million in 2021, $34 million in 2020 and $15 million in 2019.
Stock Options
Stock options awarded to employees typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period. The exercise price is equal to at least 100% of the market value on the date of grant. The fair value is determined using the Black-Scholes model. The weighted-average grant-date fair values of stock options granted were $16.28 in 2021, $12.14 in 2020 and $12.54 in 2019.
In connection with the Allergan acquisition, during the second quarter of 2020, AbbVie issued 11.2 million stock options to holders of Allergan options as a result of the conversion of such options. These options were fair-valued using a lattice valuation model. Refer to Note 5 for additional information regarding the Allergan acquisition.
The following table summarizes AbbVie stock option activity in 2021:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2020	15,691	$73.90	4.7	$559
Granted	1,147	105.94
Exercised	(4,278)	57.77
Lapsed and forfeited	(186)	105.28
Outstanding at December 31, 2021	12,374	$81.98	4.7	$661
Exercisable at December 31, 2021	9,424	$78.03	3.6	$541
The total intrinsic value of options exercised was $239 million in 2021, $186 million in 2020 and $22 million in 2019. The total fair value of options vested during 2021 was $21 million. As of December 31, 2021, $10 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
RSUs awarded to employees other than senior executives and other key employees generally vest in ratable increments over a three or four-year period. Recipients of these RSUs are entitled to receive dividend equivalents as dividends are declared and paid during the RSU vesting period.
The majority of the equity awards AbbVie grants to its senior executives and other key employees are performance-based. Equity awards granted to senior executives and other key employees consist of a combination of performance-vested RSUs and performance shares as well as non-qualified stock options described above. The performance-vested RSUs have the potential to vest in one-third increments during a three-year performance period. For awards granted in 2021 and 2020, performance is based on AbbVie's return on invested capital relative to a defined peer group of pharmaceutical, biotech and life science companies. For awards granted in 2019, the tranches tied to 2021 performance are based on AbbVie’s return on

87	| 2021 Form 10-K

equity relative to a defined peer group of pharmaceutical, biotech and life sciences companies. The recipient may receive one share of AbbVie common stock for each vested award. The performance shares have the potential to vest over a three-year performance period and may be earned based on AbbVie’s EPS achievement and AbbVie’s total stockholder return (TSR) (a market condition) relative to a defined peer group of pharmaceutical, biotech and life sciences companies. Dividend equivalents on performance-vested RSUs and performance shares accrue during the performance period and are payable at vesting only to the extent that shares are earned.
The weighted-average grant-date fair value of RSUs and performance shares generally is determined based on the number of shares/units granted and the quoted price of AbbVie’s common stock on the date of grant. The weighted-average grant-date fair values of performance shares with a TSR market condition are determined using the Monte Carlo simulation model.

The following table summarizes AbbVie RSU and performance share activity for 2021:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2020	15,918	$87.03
Granted	7,556	105.79
Vested	(6,735)	91.63
Forfeited	(1,849)	83.35
Outstanding at December 31, 2021	14,890	$94.93
The fair market value of RSUs and performance shares (as applicable) vested was $718 million in 2021, $618 million in 2020 and $371 million in 2019.
In connection with the Allergan acquisition, during the second quarter of 2020, AbbVie issued 8.2 million RSUs to holders of Allergan equity awards based on a conversion factor described in the transaction agreement. Refer to Note 5 for additional information regarding the Allergan acquisition.
As of December 31, 2021, $592 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
Cash dividends declared per common share totaled $5.31 in 2021, $4.84 in 2020 and $4.39 in 2019. The following table summarizes quarterly cash dividends declared during 2021, 2020 and 2019:

2021			2020			2019
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/29/21	02/15/22	$1.41	10/30/20	02/16/21	$1.30	11/01/19	02/14/20	$1.18
09/10/21	11/15/21	$1.30	09/11/20	11/16/20	$1.18	09/06/19	11/15/19	$1.07
06/17/21	08/16/21	$1.30	06/17/20	08/14/20	$1.18	06/20/19	08/15/19	$1.07
02/18/21	05/14/21	$1.30	02/20/20	05/15/20	$1.18	02/21/19	05/15/19	$1.07
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
AbbVie repurchased 6 million shares for $670 million in 2021, 8 million shares for $757 million in 2020 and 4 million shares for $300 million in 2019. AbbVie's remaining stock repurchase authorization was $2.5 billion as of December 31, 2021.

2021 Form 10-K |	88

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2021, 2020 and 2019:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Marketable security activities	Cash flow hedging activities	Total
Balance as of December 31, 2018	$(830)	$(65)	$(1,722)	$(10)	$147	$(2,480)
Other comprehensive income (loss) before reclassifications	(98)	95	(1,330)	12	298	(1,023)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(21)	87	(2)	(157)	(93)
Net current-period other comprehensive income (loss)	(98)	74	(1,243)	10	141	(1,116)
Balance as of December 31, 2019	(928)	9	(2,965)	—	288	(3,596)
Other comprehensive income (loss) before reclassifications	1,511	(785)	(300)	—	(108)	318
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(14)	198	—	(23)	161
Net current-period other comprehensive income (loss)	1,511	(799)	(102)	—	(131)	479
Balance as of December 31, 2020	583	(790)	(3,067)	—	157	(3,117)
Other comprehensive income (loss) before reclassifications	(1,153)	720	298	—	76	(59)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(21)	223	—	75	277
Net current-period other comprehensive income (loss)	(1,153)	699	521	—	151	218
Balance as of December 31, 2021	$(570)	$(91)	$(2,546)	$—	$308	$(2,899)
Other comprehensive income (loss) for 2021 included foreign currency translation adjustments totaling losses of $1.2 billion and the offsetting impact of net investment hedging activities totaling gains of $699 million, which were principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets. Other comprehensive income (loss) for 2020 included foreign currency translation adjustments totaling gains of $1.5 billion and the offsetting impact of net investment hedging activities totaling losses of $799 million, which were principally due to the impact of the strengthening of the Euro on the translation of the company's Euro-denominated assets.
Other comprehensive income (loss) for 2019 included pension and post-employment benefit plan losses of $1.2 billion primarily due to an actuarial loss driven by lower discount rates. See Note 12 for additional information.

89	| 2021 Form 10-K

The table below presents the impact on AbbVie's consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

years ended December 31 (in millions) (brackets denote gains)	2021	2020	2019
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(26)	$(18)	$(27)
Tax expense	5	4	6
Total reclassifications, net of tax	$(21)	$(14)	$(21)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$283	$251	$110
Tax benefit	(60)	(53)	(23)
Total reclassifications, net of tax	$223	$198	$87
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(c)	$87	$(23)	$(167)
Gains on treasury rate lock agreements(a)	(24)	(24)	(3)
Losses (gains) on interest rate swap contracts(a)	24	17	(1)
Tax expense (benefit)	(12)	7	14
Total reclassifications, net of tax	$75	$(23)	$(157)
(a)Amounts are included in interest expense, net (see Note 11).
(b)Amounts are included in the computation of net periodic benefit cost (see Note 12).
(c)Amounts are included in cost of products sold (see Note 11).
Other
In addition to common stock, AbbVie's authorized capital includes 200 million shares of preferred stock, par value $0.01. As of December 31, 2021, no shares of preferred stock were issued or outstanding.

2021 Form 10-K |	90

Note 14 Income Taxes

Earnings Before Income Tax Expense

years ended December 31 (in millions)	2021	2020	2019
Domestic	$(1,644)	$(4,467)	$(2,784)
Foreign	14,633	7,865	11,210
Total earnings before income tax expense	$12,989	$3,398	$8,426
Income Tax Expense

years ended December 31 (in millions)	2021	2020	2019
Current
Domestic	$1,987	$907	$102
Foreign	351	194	320
Total current taxes	$2,338	$1,101	$422
Deferred
Domestic	$(839)	$(58)	$(137)
Foreign	(59)	(2,267)	259
Total deferred taxes	$(898)	$(2,325)	$122
Total income tax expense (benefit)	$1,440	$(1,224)	$544
Effective Tax Rate Reconciliation

years ended December 31	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	(5.4)	2.4	(8.4)
U.S. tax credits	(2.8)	(10.6)	(3.3)
Impacts related to U.S. tax reform	—	(1.1)	(1.6)
Non-deductible expenses	0.3	7.2	1.0
Tax law changes and related restructuring	(2.0)	(48.5)	3.1
Tax audit settlements	(0.4)	(5.1)	(4.7)
All other, net	0.4	(1.3)	(0.6)
Effective tax rate	11.1%	(36.0%)	6.5%
The effective income tax rate fluctuates year to year due to the allocation of the company's taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including changes in tax law, acquisitions and collaborations. The effective income tax rates in 2021, 2020 and 2019 differed from the statutory tax rate principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities, changes in enacted tax rates and laws and related restructuring, tax audit settlements and accretion on contingent consideration. The 2020 effective income tax rate included the recognition of a net tax benefit of $1.7 billion related to changes in tax laws and related restructuring, including certain intra-group transfers of intellectual property and deferred tax remeasurement. The effective tax rates for these periods also reflected the benefit from U.S. tax credits principally related to research and development credits, the orphan drug tax credit and Puerto Rico excise tax credits. The Puerto Rico excise tax credits relate to legislation enacted by Puerto Rico that assesses an excise tax on certain products manufactured in Puerto Rico. The tax is levied on gross inventory purchases from entities in Puerto Rico and is included in cost of products sold in the consolidated statements of earnings. The majority of the tax is creditable for U.S. income tax purposes.
The effective income tax rate in 2020 and 2019 included impacts related to U.S. tax reform. The Tax Cuts and Jobs Act (the Act) was signed into law in December 2017, resulting in significant changes to the U.S. corporate tax system, including a one-time transition tax on a mandatory deemed repatriation of earnings of certain foreign subsidiaries that were previously untaxed. The Act also created a minimum tax on certain foreign sourced earnings. The company’s accounting policy for the minimum tax on foreign sourced earnings is to report the tax effects on the basis that the minimum tax will be recognized in tax expense in the year it is incurred as a period expense. The effective income tax rates for 2019 also included the effects of Stemcentrx impairment related expenses.

91	| 2021 Form 10-K

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2021	2020
Deferred tax assets
Compensation and employee benefits	$937	$1,109
Accruals and reserves	667	438
Chargebacks and rebates	837	555
Advance payments	809	324
Net operating losses and other credit carryforwards	10,095	2,765
Other	1,234	1,371
Total deferred tax assets	14,579	6,562
Valuation allowances	(9,391)	(1,203)
Total net deferred tax assets	5,188	5,359
Deferred tax liabilities
Excess of book basis over tax basis of intangible assets	(4,711)	(5,274)
Excess of book basis over tax basis in investments	(308)	(335)
Other	(904)	(982)
Total deferred tax liabilities	(5,923)	(6,591)
Net deferred tax liabilities	$(735)	$(1,232)
The decrease in net deferred tax assets is primarily related to the utilization of net operating losses and other carryforwards offset by an increase in advance payments. The decrease in deferred tax liabilities is primarily related to amortization of intangible assets.
In connection with the Allergan acquisition, the company recorded adjustments within the measurement period in 2021 related to foreign net operating losses and other credit carryforwards that are not expected to be realized. The adjustments reflected an increase of $8.2 billion to deferred tax assets and an offsetting increase to valuation allowances, resulting in no net impact to deferred tax assets.
The company had valuation allowances of $9.4 billion as of December 31, 2021 and $1.2 billion as of December 31, 2020. These were principally related to foreign and state net operating losses and other credit carryforwards that are not expected to be realized.
As of December 31, 2021, the company had U.S. federal and state credit carryforwards of $214 million as well as U.S. federal, state and foreign net operating loss carryforwards of $34.4 billion, which will expire at various times through 2041. The remaining U.S. federal and foreign loss carryforwards of $3.2 billion have no expiration.
The Act significantly changed the timing and manner in which earnings of foreign subsidiaries are subject to U.S. tax. Therefore, unremitted foreign earnings subject to the Act’s transition tax are not considered indefinitely reinvested. Post-2017 earnings subject to the U.S. minimum tax on foreign sourced earnings or eligible for the 100 percent foreign dividends received deduction are also not considered indefinitely reinvested earnings. However, the company generally considers instances of outside basis differences in foreign subsidiaries that would incur additional U.S. tax upon reversal (e.g., capital gain distribution) to be permanent in duration. The unrecognized tax liability is not practicable to determine.

2021 Form 10-K |	92

Unrecognized Tax Benefits

years ended December 31 (in millions)	2021	2020	2019
Beginning balance	$5,264	$2,661	$2,852
Increase due to acquisition	—	2,674	—
Increase due to current year tax positions	208	91	113
Increase due to prior year tax positions	137	59	499
Decrease due to prior year tax positions	(62)	(7)	(21)
Settlements	(24)	(141)	(749)
Lapse of statutes of limitations	(34)	(73)	(33)
Ending balance	$5,489	$5,264	$2,661
If recognized, the net amount of potential tax benefits that would impact the company's effective tax rate is $5.2 billion in 2021 and $5.0 billion in 2020. Of the unrecognized tax benefits recorded in the table above as of December 31, 2021, AbbVie would be indemnified for approximately $79 million. The "Increase due to current year tax positions" and "Increase due to prior year tax positions" in the table above include amounts related to federal, state and international tax items. "Increase due to acquisition" in the table above includes amounts related to federal, state and international tax items recorded in acquisition accounting related to the Allergan acquisition.
AbbVie recognizes interest and penalties related to income tax matters in income tax expense in the consolidated statements of earnings. AbbVie recognized gross income tax expense of $161 million in 2021, $142 million in 2020 and $51 million in 2019, for interest and penalties related to income tax matters. AbbVie had an accrual for the payment of gross interest and penalties of $803 million at December 31, 2021, $642 million at December 31, 2020 and $191 million at December 31, 2019.
The company is routinely audited by the tax authorities in significant jurisdictions and a number of audits are currently underway. It is reasonably possible during the next 12 months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitation, the company's gross unrecognized tax benefits balance may change within the next 12 months up to $225 million. All significant federal, state, local and international matters have been concluded for years through 2008. The company believes adequate provision has been made for all income tax uncertainties.
Note 15 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. The most significant matters are described below. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. For litigation matters discussed below for which a loss is probable or reasonably possible, the company is unable to estimate the possible loss or range of loss, if any, beyond the amounts accrued. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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

93	| 2021 Form 10-K

pending in federal court consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by Niaspan direct purchasers and one brought by Niaspan end-payors. The cases are pending in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pre-trial proceedings under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. In August 2019, the court certified a class of direct purchasers of Niaspan. In June 2020 and August 2021, the court denied the end-payors' motion to certify a class. In October 2016, the Orange County, California District Attorney’s Office filed a lawsuit on behalf of the State of California regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees.
In August 2019, direct purchasers of AndroGel filed a lawsuit, King Drug Co. of Florence, Inc., et al. v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that 2006 patent litigation settlements and related agreements by Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) with three generic companies violated federal antitrust law, and also alleging that 2011 patent litigation by Abbott with two generic companies regarding AndroGel was sham litigation and the settlements of those litigations violated federal antitrust law. In May 2020, Perrigo Company and related entities filed a lawsuit against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that Abbott's 2011 AndroGel patent lawsuit filed against Perrigo was sham litigation. In October 2020, the Perrigo lawsuit was transferred to the United States District Court for New Jersey. In September 2021, the New Jersey court granted AbbVie's motion for judgment on the pleadings in the Perrigo lawsuit, dismissing it with prejudice. Perrigo has appealed the dismissal.
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
Lawsuits are pending against Allergan Inc. generally alleging that Allergan’s petitioning to the U.S. Patent Office and Food and Drug Administration and other conduct by Allergan involving Restasis violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages, injunctive relief and attorneys’ fees. The lawsuits, certified as a class action filed on behalf of indirect purchasers of Restasis, are consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York under the MDL Rules as In re: Restasis (Cyclosporine Ophthalmic Emulsion) Antitrust Litigation, MDL No. 2819. In May 2021, the parties reached an agreement to settle this matter that is subject to final court approval.
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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 3,130 matters are pending against Allergan. The federal court cases are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 251 of the claims are pending in various state courts. The plaintiffs in these cases, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals, and personal injury claimants, generally seek compensatory and punitive damages. In December 2021, a California state court reached a judgment for Allergan and other defendants in the trial of an opioid lawsuit by Orange, Los Angeles, and Santa Clara Counties and the City of Oakland. In December 2021, Allergan reached an agreement to settle a lawsuit brought by the State of New York and two New York counties, which also provides all other New York counties and political subdivisions the opportunity to participate in the settlement.

2021 Form 10-K |	94

In July 2019, the New Mexico Attorney General filed a lawsuit, State of New Mexico ex rel. Balderas v. AbbVie Inc., et al., in New Mexico District Court for Santa Fe County against AbbVie and other companies alleging their marketing of AndroGel violated New Mexico’s Unfair Practices Act. In October 2020, the state added a claim under the New Mexico False Advertising Act.
Shareholder and Securities Litigation
In June 2016, a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Similar lawsuits were filed between July 2017 and October 2019 against AbbVie and in some instances its chief executive officer in the same court by additional investment funds. The court granted motions dismissing the claims of three investment-fund plaintiffs, which they appealed. In March 2021, in the first of those appeals, the dismissal was affirmed. One of these plaintiffs refiled its lawsuit in New York state court in June 2020 while the appeal of its dismissal in Illinois is pending. In November 2020, the New York Supreme Court for the County of New York dismissed that lawsuit, which is being appealed. In September 2021, the Illinois court granted AbbVie's motion for summary judgment against all remaining plaintiffs on all the remaining claims, dismissing them with prejudice. The plaintiffs have appealed the dismissals.
In October 2018, a federal securities lawsuit, Holwill v. AbbVie Inc., et al., was filed in the United States District Court for the Northern District of Illinois) against AbbVie, its chief executive officer and former chief financial officer, alleging that reasons stated for Humira sales growth in financial filings between 2013 and 2017 were misleading because they omitted alleged misconduct in connection with Humira patient and reimbursement support services and other services and items of value that allegedly induced Humira prescriptions. In September 2021, the court granted plaintiffs' motion to certify a class.
Lawsuits are pending against Allergan and certain of its current and former officers alleging they made misrepresentations and omissions regarding Allergan's textured breast implants. The lawsuits, which were filed by Allergan shareholders, have been consolidated in the United States District Court for the Southern District of New York as In re: Allergan plc Securities Litigation. The plaintiffs generally seek compensatory damages and attorneys’ fees. In September 2019, the court partially granted Allergan's motion to dismiss. In September 2021, the court granted plaintiffs' motion to certify a class.
Lawsuits are pending against Allergan and certain of its current and former officers alleging they made misrepresentations and omissions regarding Allergan’s former Actavis generics unit and its alleged anticompetitive conduct with other generic drug companies. The lawsuits were filed by Allergan shareholders and consist of three purported class actions and one individual action that have been consolidated in the U.S. District Court for the District of New Jersey as In re: Allergan Generic Drug Pricing Securities Litigation. In July 2021, the parties reached an agreement to settle the class action lawsuits, which received court approval in November 2021.
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
Intellectual Property Litigation
AbbVie Inc. and AbbVie Biotechnology Ltd are seeking to enforce their patent rights relating to adalimumab (a drug AbbVie sells under the trademark Humira). In April 2021 and May 2021, cases were filed in the United States District Court for the Northern District of Illinois against Alvotech hf. AbbVie alleges defendant’s proposed biosimilar adalimumab product infringes certain AbbVie patents and seeks declaratory and injunctive relief. In August 2021, the court denied Defendant’s motion to dismiss on jurisdictional grounds in the first case; a motion in the second case remains pending. The court has set a trial on a subset of patents for August 2022. The court order provides that Alvotech will stay off the market until that decision. Litigation on the remaining patents is stayed. In October 2021, the May 2021 declaratory judgment action filed by Alvotech hf. and its U.S. subsidiary Alvotech USA, Inc. in the United States Eastern District of Virginia was transferred to the Northern District of Illinois and subsequently dismissed.
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib tablets (a drug Pharmacyclics sells under the trademark Imbruvica). Cases were filed in the United States District Court for the District of Delaware in March 2019 against Alvogen Pine Brook LLC and Natco Pharma Ltd.. In August 2021, the court issued a decision holding all asserted patents infringed and valid. The judgment precludes Defendants from obtaining regulatory approval and launching until the last patent expires in 2036. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of Imbruvica, is the co-plaintiff in these suits.

95	| 2021 Form 10-K

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

2021 Form 10-K |	96

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
Substantially all of AbbVie's net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. The following tables detail AbbVie's worldwide net revenues:

years ended December 31 (in millions)		2021	2020	2019
Immunology
Humira	United States	$17,330	$16,112	$14,864
	International	3,364	3,720	4,305
	Total	$20,694	$19,832	$19,169
Skyrizi	United States	$2,486	$1,385	$311
	International	453	205	44
	Total	$2,939	$1,590	$355
Rinvoq	United States	$1,271	$653	$47
	International	380	78	—
	Total	$1,651	$731	$47
Hematologic Oncology
Imbruvica	United States	$4,321	$4,305	$3,830
	Collaboration revenues	1,087	1,009	844
	Total	$5,408	$5,314	$4,674
Venclexta	United States	$934	$804	$521
	International	886	533	271
	Total	$1,820	$1,337	$792
Aesthetics
Botox Cosmetic (a)	United States	$1,424	$687	$—
	International	808	425	—
	Total	$2,232	$1,112	$—
Juvederm Collection (a)	United States	$658	$318	$—
	International	877	400	—
	Total	$1,535	$718	$—
Other Aesthetics (a)	United States	$1,268	$666	$—
	International	198	94	—
	Total	$1,466	$760	$—
Neuroscience
Botox Therapeutic (a)	United States	$2,012	$1,155	$—
	International	439	232	—
	Total	$2,451	$1,387	$—
Vraylar (a)	United States	$1,728	$951	$—
Duodopa	United States	$102	$103	$97
	International	409	391	364
	Total	$511	$494	$461
Ubrelvy (a)	United States	$552	$125	$—
Other Neuroscience (a)	United States	$667	$528	$—
	International	18	11	—
	Total	$685	$539	$—

97	| 2021 Form 10-K

years ended December 31 (in millions)		2021	2020	2019
Eye Care
Lumigan/Ganfort (a)	United States	$273	$165	$—
	International	306	213	—
	Total	$579	$378	$—
Alphagan/Combigan (a)	United States	$373	$223	$—
	International	156	103	—
	Total	$529	$326	$—
Restasis (a)	United States	$1,234	$755	$—
	International	56	32	—
	Total	$1,290	$787	$—
Other Eye Care (a)	United States	$523	$305	$—
	International	646	388	—
	Total	$1,169	$693	$—
Women's Health
Lo Loestrin (a)	United States	$423	$346	$—
	International	14	10	—
	Total	$437	$356	$—
Orilissa/Oriahnn	United States	$139	$121	$91
	International	6	4	2
	Total	$145	$125	$93
Other Women's Health (a)	United States	$209	$181	$—
	International	5	11	—
	Total	$214	$192	$—
Other Key Products
Mavyret	United States	$754	$785	$1,473
	International	956	1,045	1,420
	Total	$1,710	$1,830	$2,893
Creon	United States	$1,191	$1,114	$1,041
Lupron	United States	$604	$600	$720
	International	179	152	167
	Total	$783	$752	$887
Linzess/Constella (a)	United States	$1,006	$649	$—
	International	32	18	—
	Total	$1,038	$667	$—
Synthroid	United States	$767	$771	$786
All other		$2,673	$2,923	$2,068
Total net revenues		$56,197	$45,804	$33,266
(a)Net revenues include Allergan product revenues after the acquisition closing date of May 8, 2020.

2021 Form 10-K |	98

Net revenues to external customers by geographic area, based on product shipment destination, were as follows:

years ended December 31 (in millions)	2021	2020	2019
United States	$43,510	$34,879	$23,907
Canada	1,397	1,159	813
Germany	1,223	1,049	909
Japan	1,090	1,198	1,211
France	936	797	695
China	857	471	195
Australia	533	527	395
Spain	519	453	472
Italy	506	379	372
United Kingdom	497	509	372
Brazil	368	406	359
All other countries	4,761	3,977	3,566
Total net revenues	$56,197	$45,804	$33,266
Long-lived assets, primarily net property and equipment, by geographic area were as follows:

as of December 31 (in millions)	2021	2020
United States and Puerto Rico	$3,369	$3,354
Europe	1,400	1,534
All other	341	360
Total long-lived assets	$5,110	$5,248
Note 17 Fourth Quarter Financial Results (unaudited)

quarter ended December 31 (in millions except per share data)	2021
Net revenues	$14,886
Gross margin	10,566
Net earnings attributable to AbbVie Inc.	4,044
Basic earnings per share attributable to AbbVie Inc.	$2.27
Diluted earnings per share attributable to AbbVie Inc.	$2.26
Cash dividends declared per common share	$1.41

99	| 2021 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AbbVie Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

2021 Form 10-K |	100

Sales rebate accruals for Medicaid, Medicare and managed care programs
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Revenue Recognition,” the Company established provisions for sales rebates in the same period the related product is sold. At December 31, 2021, the Company had $8,254 million in sales rebate accruals, a large portion of which were for rebates provided to pharmacy benefit managers, state government Medicaid programs, insurance companies that administer Medicare drug plans and private entities for Medicaid, Medicare and managed care programs. In order to establish these sales rebate accruals, the Company estimated its rebates based upon the identification of the products subject to a rebate, the applicable price and rebate terms and the estimated lag time between the sale and payment of the rebate.
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

101	| 2021 Form 10-K

Valuation of contingent consideration
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Business Combinations” and in Note 11 under the caption “Financial Instruments and Fair Value Measures,” the Company recognized contingent consideration liabilities at the estimated fair value on the acquisition date in connection with applying the acquisition method of accounting for business combinations. Subsequent changes to the fair value of the contingent consideration liabilities were recorded within the consolidated statement of earnings in the period of change. At December 31, 2021, the Company had $14,887 million in contingent consideration liabilities, which represented a ‘Level 3’ fair value measurement in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions market participants would use in pricing the liabilities.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Chicago, Illinois
February 18, 2022

2021 Form 10-K |	102

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
        Changes in internal control over financial reporting.    There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended December 31, 2021.
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
Management assessed the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management concluded that AbbVie maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
The effectiveness of AbbVie's internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report below, which expresses an unqualified opinion on the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2021.
Report of independent registered public accounting firm. The report of AbbVie's independent registered public accounting firm related to its assessment of the effectiveness of internal control over financial reporting is included below.

103	| 2021 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on Internal Control over Financial Reporting
We have audited AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AbbVie Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AbbVie Inc. and subsidiaries as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 18, 2022

2021 Form 10-K |	104

ITEM 9B. OTHER INFORMATION

None.

105	| 2021 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are "Information Concerning Director Nominees," "The Board of Directors and its Committees—Committees of the Board of Directors," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2022 AbbVie Inc. Proxy Statement. The 2022 Definitive Proxy Statement will be filed on or about March 21, 2022. Also incorporated herein by reference is the text found in this Form 10-K under the caption, "Information about Our Executive Officers."
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

ITEM 11. EXECUTIVE COMPENSATION

The material to be included in the 2022 AbbVie Inc. Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2022 Definitive Proxy Statement will be filed on or about March 21, 2022.

2021 Form 10-K |	106

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.
The following table presents information as of December 31, 2021 about AbbVie's equity compensation plans under which AbbVie common stock has been authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	27,264,327	$81.98	74,075,427
Equity compensation plans not approved by security holders	—	—	—
Total	27,264,327	$81.98	74,075,427
(1)Includes 138,085 shares issuable under AbbVie's Incentive Stock Program pursuant to awards granted by Abbott and adjusted into AbbVie awards in connection with AbbVie's separation from Abbott.
(2)The weighted-average exercise price does not include outstanding restricted stock units, restricted stock awards and performance shares that have no exercise price.
(3)Excludes shares issuable upon the exercise of stock options and pursuant to other rights granted under the Stemcentrx 2011 Equity Incentive Plan, which was assumed by AbbVie upon the consummation of its acquisition of Stemcentrx, Inc. As of December 31, 2021, 44,912 options remained outstanding under this plan. The options have a weighted-average exercise price of $17.63. No further awards will be granted under this plan.
(b)Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Securities Ownership—Securities Ownership of Executive Officers and Directors" in the 2022 AbbVie Inc. Proxy Statement. The 2022 Definitive Proxy Statement will be filed on or about March 21, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2022 AbbVie Inc. Proxy Statement under the headings "The Board of Directors and its Committees," "Corporate Governance Materials," and "Procedures for Approval of Related Person Transactions" is incorporated herein by reference. The 2022 Definitive Proxy Statement will be filed on or about March 21, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material to be included in the 2022 AbbVie Inc. Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" is incorporated herein by reference. The 2022 Definitive Proxy Statement will be filed on or about March 21, 2022.

107	| 2021 Form 10-K

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

2021 Form 10-K |	108

Exhibit Number	Exhibit Description
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

10.2	*AbbVie 2013 Amended and Restated Incentive Stock Program (incorporated by reference to Appendix C to the AbbVie Inc. Definitive Proxy Statement on Schedule 14A dated March 22, 2021).**
10.3	AbbVie Performance Incentive Plan, as amended and restated .**
10.4	*AbbVie Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).**
10.5	AbbVie Supplemental Pension Plan, as amended and restated.**
10.6	AbbVie Supplemental Savings Plan, as amended and restated. **
10.7	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.8
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

10.11	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**

109	| 2021 Form 10-K

Exhibit Number	Exhibit Description
10.12
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
10.15
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).**

10.16
*AbbVie Non-Employee Directors' Fee Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).**

10.17
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

10.21
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

10.25
*364-Day Bridge Credit Agreement, dated as of June 25, 2019, among AbbVie Inc., Morgan Stanley Senior Funding, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on June 25, 2019).

10.26
*Underwriting Agreement, dated September 17, 2019, among AbbVie Inc. and Morgan Stanley & Co. International plc, HSBC Bank plc and Merrill Lynch International (acting for themselves and as representatives of the several underwriters named therein) (incorporated by reference to Exhibit 1.1 of the company’s Current Report on Form 8-K filed on September 23, 2019).

10.27
*Purchase Agreement, dated November 12, 2019, among AbbVie Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc. and Barclays Capital Inc. (acting for themselves and as representatives of the several initial purchasers named therein) (incorporated by reference to Exhibit 1.1 of the company’s Current Report on Form 8-K filed on November 13, 2019).

10.28
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021). **

10.29	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).**
10.30
*Form of AbbVie Inc. Non-Employee Director RSU Agreement (US) (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).**

10.31	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).**
10.32
*Form of AbbVie Inc. Retention RSU Agreement - Ratable Vesting (incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).**

21	Subsidiaries of AbbVie Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

2021 Form 10-K |	110

Exhibit Number	Exhibit Description
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements and notes from the AbbVie Inc. Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 18, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Annual Report on Form 10-K formatted as Inline XBRL and contained in Exhibit 101).
The AbbVie Inc. 2021 Definitive Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 21, 2022.

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

111	| 2021 Form 10-K

ITEM 16. FORM 10-K SUMMARY

None.

2021 Form 10-K |	112

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AbbVie Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AbbVie Inc.
By:	/s/ RICHARD A. GONZALEZ
	Name:	Richard A. Gonzalez
	Title:	Chairman of the Board and Chief Executive Officer
Date:	February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbbVie Inc. on February 18, 2022 in the capacities indicated below.

/s/ RICHARD A. GONZALEZ	/s/ ROBERT A. MICHAEL
Richard A. Gonzalez Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Robert A. Michael Vice Chairman, Finance and Commercial Operations and Chief Financial Officer (Principal Financial Officer)

/s/ BRIAN L. DURKIN
Brian L. Durkin Vice President, Controller (Principal Accounting Officer)

/s/ ROBERT J. ALPERN, M.D.	/s/ ROXANNE S. AUSTIN
Robert J. Alpern, M.D. Director of AbbVie Inc.	Roxanne S. Austin Director of AbbVie Inc.

/s/ WILLIAM H.L. BURNSIDE	/s/ THOMAS C. FREYMAN
William H.L. Burnside Director of AbbVie Inc.	Thomas C. Freyman Director of AbbVie Inc.

/s/ BRETT J. HART	/s/ EDWARD M. LIDDY
Brett J. Hart Director of AbbVie Inc.	Edward M. Liddy Director of AbbVie Inc.

/s/ MELODY B. MEYER	/s/ EDWARD J. RAPP
Melody B. Meyer Director of AbbVie Inc.	Edward J. Rapp Director of AbbVie Inc.

/s/ REBECCA B. ROBERTS	/s/ GLENN F. TILTON
Rebecca B. Roberts Director of AbbVie Inc.	Glenn F. Tilton Director of AbbVie Inc.

/s/ FREDERICK H. WADDELL
Frederick H. Waddell Director of AbbVie Inc.

113	| 2021 Form 10-K