Form 10-Q
period 2022-03-31
AbbVie Inc.
filed 2022-05-06
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
As of April 27, 2022, AbbVie Inc. had 1,767,110,083 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2022	2021
Net revenues	$13,538	$13,010

Cost of products sold	4,052	4,213
Selling, general and administrative	3,127	2,842
Research and development	1,497	1,667
Acquired IPR&D and milestones	145	185
Total operating costs and expenses	8,821	8,907
Operating earnings	4,717	4,103

Interest expense, net	539	622
Net foreign exchange loss	25	9
Other income, net	(776)	(395)
Earnings before income tax expense	4,929	3,867
Income tax expense	436	312
Net earnings	4,493	3,555
Net earnings attributable to noncontrolling interest	3	2
Net earnings attributable to AbbVie Inc.	$4,490	$3,553

Per share data
Basic earnings per share attributable to AbbVie Inc.	$2.52	$2.00
Diluted earnings per share attributable to AbbVie Inc.	$2.51	$1.99

Weighted-average basic shares outstanding	1,771	1,769
Weighted-average diluted shares outstanding	1,778	1,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2022	2021
Net earnings	$4,493	$3,555

Foreign currency translation adjustments, net of tax expense (benefit) of $(7) for the three months ended March 31, 2022 and $(25) for the three months ended March 31, 2021	(231)	(677)
Net investment hedging activities, net of tax expense (benefit) of $37 for the three months ended March 31, 2022 and $103 for the three months ended March 31, 2021	130	374
Pension and post-employment benefits, net of tax expense (benefit) of $10 for the three months ended March 31, 2022 and $19 for the three months ended March 31, 2021	28	79
Cash flow hedging activities, net of tax expense (benefit) of $(2) for the three months ended March 31, 2022 and $3 for the three months ended March 31, 2021	(12)	46
Other comprehensive loss	(85)	(178)
Comprehensive income	4,408	3,377
Comprehensive income attributable to noncontrolling interest	3	2
Comprehensive income attributable to AbbVie Inc.	$4,405	$3,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and equivalents	$6,098	$9,746
Short-term investments	1,474	84
Accounts receivable, net	10,733	9,977
Inventories	3,483	3,128
Prepaid expenses and other	4,721	4,993
Total current assets	26,509	27,928

Investments	260	277
Property and equipment, net	5,075	5,110
Intangible assets, net	73,986	75,951
Goodwill	32,298	32,379
Other assets	5,083	4,884
Total assets	$143,211	$146,529

Liabilities and Equity
Current liabilities
Short-term borrowings	$12	$14
Current portion of long-term debt and finance lease obligations	9,940	12,481
Accounts payable and accrued liabilities	22,569	22,699
Total current liabilities	32,521	35,194

Long-term debt and finance lease obligations	63,522	64,189
Deferred income taxes	2,831	3,009
Other long-term liabilities	28,023	28,701

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,811,430,573 shares issued as of March 31, 2022 and 1,803,195,293 as of December 31, 2021	18	18
Common stock held in treasury, at cost, 44,557,588 shares as of March 31, 2022 and 34,857,597 as of December 31, 2021	(4,585)	(3,143)
Additional paid-in capital	18,731	18,305
Retained earnings	5,103	3,127
Accumulated other comprehensive loss	(2,984)	(2,899)
Total stockholders' equity	16,283	15,408
Noncontrolling interest	31	28
Total equity	16,314	15,436

Total liabilities and equity	$143,211	$146,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at December 31, 2020	1,765	$18	$(2,264)	$17,384	$1,055	$(3,117)	$21	$13,097
Net earnings attributable to AbbVie Inc.	—	—	—	—	3,553	—	—	3,553
Other comprehensive loss, net of tax	—	—	—	—	—	(178)	—	(178)
Dividends declared	—	—	—	—	(2,316)	—	—	(2,316)
Purchases of treasury stock	(7)	—	(787)	—	—	—	—	(787)
Stock-based compensation plans and other	8	—	34	328	—	—	—	362
Change in noncontrolling interest	—	—	—	—	—	—	2	2
Balance at March 31, 2021	1,766	$18	$(3,017)	$17,712	$2,292	$(3,295)	$23	$13,733

Balance at December 31, 2021	1,768	$18	$(3,143)	$18,305	$3,127	$(2,899)	$28	$15,436
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,490	—	—	4,490
Other comprehensive loss, net of tax	—	—	—	—	—	(85)	—	(85)
Dividends declared	—	—	—	—	(2,514)	—	—	(2,514)
Purchases of treasury stock	(10)	—	(1,470)	—	—	—	—	(1,470)
Stock-based compensation plans and other	9	—	28	426	—	—	—	454
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at March 31, 2022	1,767	$18	$(4,585)	$18,731	$5,103	$(2,984)	$31	$16,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2022	2021
Cash flows from operating activities
Net earnings	$4,493	$3,555
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	198	206
Amortization of intangible assets	1,855	2,009
Deferred income taxes	(194)	(28)
Change in fair value of contingent consideration liabilities	(748)	(343)
Stock-based compensation	306	269
Acquired IPR&D and milestones	145	185
Other, net	128	(20)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(785)	(866)
Inventories	(385)	(187)
Prepaid expenses and other assets	(285)	(330)
Accounts payable and other liabilities	(258)	236
Income tax assets and liabilities, net	438	191
Cash flows from operating activities	4,908	4,877

Cash flows from investing activities
Acquisitions and investments	(185)	(198)
Acquisitions of property and equipment	(162)	(188)
Purchases of investment securities	(1,406)	(16)
Sales and maturities of investment securities	8	11
Other, net	154	49
Cash flows from investing activities	(1,591)	(342)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,000	—
Repayments of long-term debt and finance lease obligations	(4,879)	—
Dividends paid	(2,526)	(2,322)
Purchases of treasury stock	(1,470)	(787)
Proceeds from the exercise of stock options	128	71
Payments of contingent consideration liabilities	(246)	(132)
Other, net	21	(4)
Cash flows from financing activities	(6,972)	(3,174)
Effect of exchange rate changes on cash and equivalents	7	(55)
Net change in cash and equivalents	(3,648)	1,306
Cash and equivalents, beginning of period	9,746	8,449

Cash and equivalents, end of period	$6,098	$9,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 Basis of Presentation

Basis of Historical Presentation
The unaudited interim condensed consolidated financial statements of AbbVie Inc. (AbbVie or the company) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2021.
It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the company’s financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results.
During the three months ended March 31, 2022, AbbVie revised its classification of development milestone expense associated with licensing and collaboration arrangements in the consolidated statement of earnings. Milestone payments incurred prior to regulatory approval, which were previously included in research and development expense, are now presented as acquired IPR&D and milestones expense. The reclassification decreased research and development expense and increased acquired IPR&D and milestones expense by $115 million for the three months ended March 31, 2021. The company believes this presentation assists users of the financial statements to better understand the total upfront and subsequent development milestone payments incurred to acquire in-process research and development projects. Prior periods have been reclassified to conform to the current period presentation. The reclassification had no impact on total operating costs and expenses, operating earnings, net earnings, net earnings attributable to AbbVie, Inc., earnings per share, or total equity. Certain other reclassifications were made to conform the prior period interim condensed consolidated financial statements to the current period presentation.
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended March 31,
(in millions)	2022	2021
Interest expense	$548	$632
Interest income	(9)	(10)
Interest expense, net	$539	$622
Inventories

(in millions)	March 31, 2022	December 31, 2021
Finished goods	$1,220	$932
Work-in-process	1,235	1,193
Raw materials	1,028	1,003
Inventories	$3,483	$3,128
Property and Equipment, Net

(in millions)	March 31, 2022	December 31, 2021
Property and equipment, gross	$10,879	$10,727
Accumulated depreciation	(5,804)	(5,617)
Property and equipment, net	$5,075	$5,110
Depreciation expense was $198 million for the three months ended March 31, 2022 and $206 million for the three months ended March 31, 2021.

2022 Form 10-Q |	6

Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended March 31,
(in millions, except per share data)	2022	2021
Basic EPS
Net earnings attributable to AbbVie Inc.	$4,490	$3,553
Earnings allocated to participating securities	22	24
Earnings available to common shareholders	$4,468	$3,529
Weighted-average basic shares outstanding	1,771	1,769
Basic earnings per share attributable to AbbVie Inc.	$2.52	$2.00

Diluted EPS
Net earnings attributable to AbbVie Inc.	$4,490	$3,553
Earnings allocated to participating securities	22	24
Earnings available to common shareholders	$4,468	$3,529
Weighted-average shares of common stock outstanding	1,771	1,769
Effect of dilutive securities	7	6
Weighted-average diluted shares outstanding	1,778	1,775
Diluted earnings per share attributable to AbbVie Inc.	$2.51	$1.99
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Cash outflows related to acquisitions and investments totaled $185 million for the three months ended March 31, 2022 and $198 million for the three months ended March 31, 2021. AbbVie recorded acquired IPR&D and milestones charges of $145 million for the three months ended March 31, 2022 and $185 million for the three months ended March 31, 2021.
Syndesi Therapeutics SA
In February 2022, AbbVie acquired Syndesi Therapeutics SA and its portfolio of novel modulators of the synaptic vesicle protein 2A (SV2A), including its lead molecule SDI-118 and accounted for the transaction as an asset acquisition. SDI-118 is a small molecule currently in Phase 1b studies, which is being evaluated to target nerve terminals to enhance synaptic efficiency. Under the terms of the agreement, AbbVie made an upfront payment of $130 million which was recorded to acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the first quarter of 2022. The agreement also includes additional future payments of up to $870 million upon the achievement of certain development, regulatory and commercial milestones.

2022 Form 10-Q |	7

Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended March 31, 2022 and 2021.
Collaboration with Janssen Biotech, Inc.
In December 2011, Pharmacyclics, a wholly-owned subsidiary of AbbVie, entered into a worldwide collaboration and license agreement with Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson, for the joint development and commercialization of Imbruvica, a novel, orally active, selective covalent inhibitor of Bruton’s tyrosine kinase and certain compounds structurally related to Imbruvica, for oncology and other indications, excluding all immune and inflammatory mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the United States and outside the United States.
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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended March 31,
(in millions)	2022	2021
United States - Janssen's share of profits (included in cost of products sold)	$408	$465
International - AbbVie's share of profits (included in net revenues)	299	269
Global - AbbVie's share of other costs (included in respective line items)	64	70
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $336 million at March 31, 2022 and $294 million at December 31, 2021. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $401 million at March 31, 2022 and $509 million at December 31, 2021.
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

2022 Form 10-Q |	8

The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended March 31,
(in millions)	2022	2021
Genentech's share of profits, including royalties (included in cost of products sold)	$178	$159
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	12	11
AbbVie's share of development costs (included in R&D)	27	42
Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2021	$32,379
Foreign currency translation adjustments	(81)
Balance as of March 31, 2022	$32,298
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of March 31, 2022, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	March 31, 2022			December 31, 2021
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$88,811	$(20,095)	$68,716	$88,945	$(18,463)	$70,482
License agreements	8,493	(3,893)	4,600	8,487	(3,688)	4,799
Total definite-lived intangible assets	97,304	(23,988)	73,316	97,432	(22,151)	75,281
Indefinite-lived intangible assets	670	—	670	670	—	670
Total intangible assets, net	$97,974	$(23,988)	$73,986	$98,102	$(22,151)	$75,951
Definite-Lived Intangible Assets
Amortization expense was $1.9 billion for the three months ended March 31, 2022 and $2.0 billion for the three months ended March 31, 2021. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent in-process research and development associated with products that have not yet received regulatory approval. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist.
Note 7 Integration and Restructuring Plans

Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization. To achieve these integration objectives, AbbVie expects to incur total cumulative charges of approximately $2 billion through 2022. These costs consist of severance and employee benefit costs (cash severance, non-cash severance including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.

2022 Form 10-Q |	9

The following table summarizes the charges associated with the Allergan acquisition integration plan:

	Severance and employee benefits		Other integration
	Three months ended March 31,		Three months ended March 31,
(in millions)	2022	2021	2022	2021
Cost of products sold	$1	$6	$30	$15
Research and development	3	—	6	51
Selling, general and administrative	4	17	66	50
Total charges	$8	$23	$102	$116
The following table summarizes the cash activity in the recorded liability associated with the integration plan for the three months ended March 31, 2022:

(in millions)	Severance and employee benefits	Other integration
Accrued balance as of December 31, 2021	$222	$33
Charges	8	98
Payments and other adjustments	(22)	(98)
Accrued balance as of March 31, 2022	$208	$33
Other Restructuring
AbbVie recorded restructuring charges of $57 million for the three months ended March 31, 2022 and $38 million for the three months ended March 31, 2021.
The following table summarizes the cash activity in the restructuring reserve for the three months ended March 31, 2022:

(in millions)
Accrued balance as of December 31, 2021	$33
Restructuring charges	48
Payments and other adjustments	(9)
Accrued balance as of March 31, 2022	$72

Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $904 million at March 31, 2022 and $1.1 billion at December 31, 2021, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of March 31, 2022 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
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

2022 Form 10-Q |	10

The company is a party to interest rate swap contracts designated as cash flow hedges with notional amounts totaling $750 million at March 31, 2022 and December 31, 2021. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. Realized and unrealized gains or losses are included in AOCI and are reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $7.0 billion at March 31, 2022 and $8.2 billion at December 31, 2021.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €4.3 billion at March 31, 2022 and December 31, 2021. The company also had an aggregate principal amount of senior Euro notes designated as net investment hedges of €5.9 billion at March 31, 2022 and December 31, 2021. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $4.5 billion at March 31, 2022 and December 31, 2021. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	March 31, 2022	December 31, 2021	Balance sheet caption	March 31, 2022	December 31, 2021
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$28	$51	Accounts payable and accrued liabilities	$6	$2
Designated as net investment hedges	Prepaid expenses and other	48	149	Accounts payable and accrued liabilities	—	—
Designated as net investment hedges	Other assets	47	15	Other long-term liabilities	4	—
Not designated as hedges	Prepaid expenses and other	63	26	Accounts payable and accrued liabilities	29	13
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	1	7
Designated as fair value hedges	Other assets	—	26	Other long-term liabilities	173	15
Total derivatives		$186	$267		$213	$37
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

2022 Form 10-Q |	11

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive loss:

	Three months ended March 31,
(in millions)	2022	2021
Foreign currency forward exchange contracts
Designated as cash flow hedges	$(6)	$35
Designated as net investment hedges	82	99
Interest rate swap contracts designated as cash flow hedges	4	1
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $52 million into cost of products sold for foreign currency cash flow hedges, pre-tax losses of $1 million into interest expense, net for interest rate swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive loss pre-tax gains of $99 million for the three months ended March 31, 2022 and pre-tax gains of $382 million for the three months ended March 31, 2021.
The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended March 31,
(in millions)	Statement of earnings caption	2022	2021
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$8	$(12)
Designated as net investment hedges	Interest expense, net	14	4
Not designated as hedges	Net foreign exchange loss	(41)	(25)
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	6
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	(2)	(7)
Designated as fair value hedges	Interest expense, net	(184)	(57)
Debt designated as hedged item in fair value hedges	Interest expense, net	184	57
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

2022 Form 10-Q |	12

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2022:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$6,098	$3,417	$2,681	$—
Money market funds and time deposits	1,445	—	1,445	—
Debt securities	42	—	42	—
Equity securities	100	81	19	—
Foreign currency contracts	186	—	186	—
Total assets	$7,871	$3,498	$4,373	$—
Liabilities
Interest rate swap contracts	$174	$—	$174	$—
Foreign currency contracts	39	—	39	—
Contingent consideration	13,818	—	—	13,818
Total liabilities	$14,031	$—	$213	$13,818
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of December 31, 2021:

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
Money market funds and time deposits are valued using relevant observable market inputs including quoted prices for similar assets and interest rate curves. Equity securities consist of investments for which the fair values were determined by using the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The derivatives entered into by the company were valued using observable market inputs including published interest rate curves and both forward and spot prices for foreign currencies.
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

2022 Form 10-Q |	13

employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period.
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	March 31, 2022		December 31, 2021
(in millions)	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	0.9% - 3.6%	3.0%	0.2%- 2.6%	1.7%
Probability of payment for unachieved milestones	89% - 100%	91%	89% - 100%	90%
Probability of payment for royalties by indication(b)	56% - 100%	96%	56% - 100%	96%
Projected year of payments	2022 - 2034	2027	2022 - 2034	2027
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excluding approved indications, the estimated probability of payment ranged from 56% to 89% at March 31, 2022 and December 31, 2021.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Three months ended March 31,
(in millions)	2022	2021
Beginning balance	$14,887	$12,997
Change in fair value recognized in net earnings	(748)	(343)
Payments	(321)	(132)
Ending balance	$13,818	$12,522
The change in fair value recognized in net earnings is recorded in other income, net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of March 31, 2022 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$12	$12	$—	$12	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	9,922	9,208	8,851	357	—
Long-term debt and finance lease obligations, excluding fair value hedges	63,634	65,790	64,914	876	—
Total liabilities	$73,568	$75,010	$73,765	$1,245	$—

2022 Form 10-Q |	14

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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $147 million as of March 31, 2022 and $149 million as of December 31, 2021. No significant cumulative upward or downward adjustments have been recorded for these investments as of March 31, 2022.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 74% as of March 31, 2022 and 75% as of December 31, 2021, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.
Humira (adalimumab) is AbbVie’s single largest product and accounted for approximately 35% of AbbVie’s total net revenues for the three months ended March 31, 2022 and 37% for the three months ended March 31, 2021.
Debt and Credit Facilities
In January 2022, the company repaid $2.9 billion aggregate principal amount of 3.45% senior notes that were scheduled to mature in March 2022. This repayment was made by exercising, under the terms of the notes, 60-day early redemption at 100% of the principal amount.
In February 2022, the company refinanced its $2.0 billion floating rate five-year term loan. As part of the refinancing, the company repaid the existing $2.0 billion term loan due May 2025 and borrowed $2.0 billion under a new term loan at a lower floating rate. All other significant terms of the loan, including the maturity date, remained unchanged after the refinancing.
Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans		Other post- employment plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2022	2021	2022	2021
Service cost	$116	$112	$12	$12
Interest cost	74	58	6	5
Expected return on plan assets	(180)	(166)	—	—
Amortization of prior service cost (credit)	1	1	(10)	(10)
Amortization of actuarial loss	57	70	7	8
Net periodic benefit cost	$68	$75	$15	$15
The components of net periodic benefit cost other than service cost are included in other income, net in the condensed consolidated statements of earnings.

2022 Form 10-Q |	15

Note 10 Equity

Stock-Based Compensation
In May 2021, stockholders of the company approved the AbbVie Amended and Restated 2013 Incentive Stock Program (the Amended Plan), which amends and restates the AbbVie 2013 Incentive Stock Program. Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the Amended Plan and is summarized as follows:

	Three months ended March 31,
(in millions)	2022	2021
Cost of products sold	$19	$20
Research and development	107	87
Selling, general and administrative	180	162
Pre-tax compensation expense	306	269
Tax benefit	56	48
After-tax compensation expense	$250	$221
Stock Options
During the three months ended March 31, 2022, primarily in connection with the company's annual grant, AbbVie granted 0.9 million stock options with a weighted-average grant-date fair value of $22.83. As of March 31, 2022, $15 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the three months ended March 31, 2022, primarily in connection with the company's annual grant, AbbVie granted 5.6 million RSUs and performance shares with a weighted-average grant-date fair value of $145.54. As of March 31, 2022, $955 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2022 and 2021:

2022			2021
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
02/17/22	05/16/22	$1.41	10/29/21	02/15/22	$1.41
			09/10/21	11/15/21	$1.30
			06/17/21	08/16/21	$1.30
			02/18/21	05/14/21	$1.30
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
AbbVie repurchased 8 million shares for $1.1 billion during the three months ended March 31, 2022 and 5 million shares for $550 million during the three months ended March 31, 2021. AbbVie's remaining stock repurchase authorization was approximately $1.4 billion as of March 31, 2022.

2022 Form 10-Q |	16

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2022:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2021	$(570)	$(91)	$(2,546)	$308	$(2,899)
Other comprehensive income (loss) before reclassifications	(231)	142	(15)	(1)	(105)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(12)	43	(11)	20
Net current-period other comprehensive income (loss)	(231)	130	28	(12)	(85)
Balance as of March 31, 2022	$(801)	$39	$(2,518)	$296	$(2,984)
Other comprehensive loss for the three months ended March 31, 2022 included foreign currency translation adjustments totaling a loss of $231 million and the offsetting impact of net investment hedging activities totaling a gain of $130 million, which were principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.
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
Other comprehensive loss for the three months ended March 31, 2021 included foreign currency translation adjustments totaling a loss of $677 million and the offsetting impact of net investment hedging activities totaling a gain of $374 million, which were principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.

2022 Form 10-Q |	17

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended March 31,
(in millions) (brackets denote gains)	2022	2021
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(14)	$(4)
Tax expense	2	1
Total reclassifications, net of tax	$(12)	$(3)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$55	$69
Tax benefit	(12)	(14)
Total reclassifications, net of tax	$43	$55
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(c)	$(8)	$12
Gains on treasury rate lock agreements(a)	(6)	(6)
Losses on interest rate swap contracts(a)	2	7
Tax expense (benefit)	1	(2)
Total reclassifications, net of tax	$(11)	$11
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 9% for the three months ended March 31, 2022 compared to 8% for the three months ended March 31, 2021. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities and accretion on contingent consideration. The increase in the effective tax rate for the three months ended March 31, 2022 over the prior year was primarily due to differences in the company’s jurisdictional mix of earnings.
Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $244 million.
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

2022 Form 10-Q |	18

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
In August 2019, direct purchasers of AndroGel filed a lawsuit, King Drug Co. of Florence, Inc., et al. v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that 2006 patent litigation settlements and related agreements by Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) with three generic companies violated federal antitrust law, and also alleging that 2011 patent litigation by Abbott with two generic companies regarding AndroGel was sham litigation and the settlements of those litigations violated federal antitrust law. In May 2020, Perrigo Company and related entities filed a lawsuit against AbbVie and others, alleging that Abbott’s 2011 AndroGel patent lawsuit filed against Perrigo was sham litigation. In September 2021, the United States District Court for the District of New Jersey granted AbbVie's motion for judgment on the pleadings in the Perrigo lawsuit, dismissing it with prejudice. Perrigo has appealed the dismissal.
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
Lawsuits are pending against Forest Laboratories, LLC, an AbbVie subsidiary, and others generally alleging that 2009 and 2010 patent litigation settlements involving Namenda entered into between Forest and generic companies and other conduct by Forest involving Namenda, violated state antitrust, unfair and deceptive trade practices, and unjust enrichment laws. Plaintiffs generally seek monetary damages, injunctive relief and attorneys’ fees. The lawsuits, purported class actions filed by indirect purchasers of Namenda, are consolidated as In re: Namenda Indirect Purchaser Antitrust Litigation in the United States District Court for the Southern District of New York.
Lawsuits are pending against Allergan Inc., an Allergan subsidiary, generally alleging that Allergan’s petitioning to the U.S. Patent Office and Food and Drug Administration and other conduct by Allergan involving Restasis violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages, injunctive relief and attorneys’ fees. The lawsuits, certified as a class action filed on behalf of indirect purchasers of Restasis, are consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York under the MDL Rules as In re: Restasis (Cyclosporine Ophthalmic Emulsion) Antitrust Litigation, MDL No. 2819. In May 2021, the parties reached an agreement to settle this matter that is subject to final court approval.
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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 3,146 matters are pending against Allergan. The federal court cases are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 257 matters are pending in various state courts. The plaintiffs in these cases, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party

2022 Form 10-Q |	19

payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. In March 2022, Allergan reached settlements with the States of Florida and Rhode Island and their political subdivisions. Allergan previously reached settlements with other plaintiffs.
In July 2019, the New Mexico Attorney General filed a lawsuit, State of New Mexico ex rel. Balderas v. AbbVie Inc., et al., in New Mexico District Court for Santa Fe County against AbbVie and other companies alleging their marketing of AndroGel violated New Mexico’s Unfair Practices Act. In October 2020, the state added a claim under the New Mexico False Advertising Act.
Shareholder and Securities Litigation
In June 2016, a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Similar lawsuits were filed between July 2017 and October 2019 against AbbVie and in some instances its chief executive officer in the same court by additional investment funds. The court granted motions dismissing the claims of three investment-fund plaintiffs, which they appealed. One appeal was dismissed with prejudice in August 2021. In the other two appeals, the Illinois Appellate Court affirmed the dismissal of one in March 2021 and affirmed the dismissal of the other in February 2022. One of these plaintiffs refiled its lawsuit in the New York Supreme Court for the County of New York, where it was dismissed in November 2020, and that dismissal was affirmed by the Supreme Court of New York, Appellate Division, in January 2022. In September 2021, the Illinois court granted AbbVie's motion for summary judgment against all remaining plaintiffs on all the remaining claims, dismissing them with prejudice. Those plaintiffs have appealed the dismissals.
In October 2018, a federal securities lawsuit, Holwill v. AbbVie Inc., et al., was filed in the United States District Court for the Northern District of Illinois against AbbVie, its chief executive officer and former chief financial officer, alleging that reasons stated for Humira sales growth in financial filings between 2013 and 2018 were misleading because they omitted alleged misconduct in connection with Humira patient and reimbursement support services and other services and items of value that allegedly induced Humira prescriptions. In September 2021, the court granted plaintiffs' motion to certify a class.
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
Intellectual Property Litigation
AbbVie Inc. and AbbVie Biotechnology Ltd are seeking to enforce their patent rights relating to adalimumab (a drug AbbVie sells under the trademark Humira). In April 2021 and May 2021, cases were filed in the United States District Court for the Northern District of Illinois against Alvotech hf. AbbVie alleges defendant’s proposed biosimilar adalimumab product infringes certain AbbVie patents and seeks declaratory and injunctive relief. In August 2021, the court denied Defendant’s motion to dismiss on jurisdictional grounds in the first case; a motion in the second case remains pending. The court has set a trial on a subset of patents for August 2022. The court order provides that Alvotech will stay off the market until that decision. Litigation on the remaining patents is stayed. In October 2021, the May 2021 declaratory judgment action filed by Alvotech hf. and its U.S. subsidiary Alvotech USA, Inc. in the United States Eastern District of Virginia was transferred to the Northern District of Illinois and subsequently dismissed. In March 2022, the parties settled the case and it was dismissed without prejudice.
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

2022 Form 10-Q |	20

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

2022 Form 10-Q |	21

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
The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,

(in millions)		2022	2021
Immunology
Humira	United States	$3,993	$3,907
	International	743	960
	Total	$4,736	$4,867
Skyrizi	United States	$781	$481
	International	159	93
	Total	$940	$574
Rinvoq	United States	$311	$245
	International	154	58
	Total	$465	$303
Hematologic Oncology
Imbruvica	United States	$874	$999
	Collaboration revenues	299	269
	Total	$1,173	$1,268
Venclexta	United States	$228	$225
	International	245	180
	Total	$473	$405
Aesthetics
Botox Cosmetic	United States	$413	$305
	International	228	172
	Total	$641	$477
Juvederm Collection	United States	$148	$123
	International	262	198
	Total	$410	$321
Other Aesthetics	United States	$285	$300
	International	38	43
	Total	$323	$343
Neuroscience
Botox Therapeutic	United States	$500	$429
	International	114	103
	Total	$614	$532
Vraylar	United States	$427	$346
Duodopa	United States	$24	$25
	International	97	104
	Total	$121	$129
Ubrelvy	United States	$138	$81
Qulipta	United States	$11	$—
Other Neuroscience	United States	$173	$156
	International	4	4
	Total	$177	$160

2022 Form 10-Q |	22

		Three months ended March 31,

(in millions)		2022	2021
Eye Care
Lumigan/Ganfort	United States	$67	$66
	International	73	77
	Total	$140	$143
Alphagan/Combigan	United States	$70	$80
	International	37	38
	Total	$107	$118
Restasis	United States	$235	$267
	International	11	13
	Total	$246	$280
Other Eye Care	United States	$124	$117
	International	154	159
	Total	$278	$276
Other Key Products
Mavyret	United States	$169	$170
	International	211	245
	Total	$380	$415
Creon	United States	$287	$274
Linzess/Constella	United States	$233	$215
	International	7	7
	Total	$240	$222
All other		$1,211	$1,476
Total net revenues		$13,538	$13,010

2022 Form 10-Q |	23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of March 31, 2022 and December 31, 2021 and the results of operations for the three months ended March 31, 2022 and 2021. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
EXECUTIVE OVERVIEW
Company Overview
AbbVie is a global, diversified research-based biopharmaceutical company positioned for success with a comprehensive product portfolio that has leadership positions across immunology, oncology, aesthetics, neuroscience and eye care. AbbVie uses its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases.
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
Financial Results
The company's financial performance for the three months ended March 31, 2022 included delivering worldwide net revenues of $13.5 billion, operating earnings of $4.7 billion, diluted earnings per share of $2.51 and cash flows from operations of $4.9 billion. Worldwide net revenues grew by 4% on a reported basis and 5% on a constant currency basis, reflecting growth across its immunology, neuroscience and aesthetics portfolios.
Diluted earnings per share was $2.51 for the three months ended March 31, 2022 and included the following after-tax costs: (i) $1.6 billion related to the amortization of intangible assets; (ii) $148 million for charges related to litigation matters; (iii) $145 million for acquired IPR&D and milestones; and (iv) $121 million of acquisition and integration expenses. These costs were partially offset by an after-tax benefit of $746 million related to the change in fair value of contingent consideration liabilities. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
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

2022 Form 10-Q |	24

Recent Global Events
Russia/Ukraine
In response to the military conflict between Russia and Ukraine, the United States and other North Atlantic Treaty Organization member states, as well as certain non-member states, announced targeted economic sanctions and export controls on Russia and Belarus. These include restrictions on the export and transfer of products containing certain toxins, including Botox, to Russia and Belarus. With the exception of Botox, AbbVie is not prohibited to continue the sale of essential pharmaceutical products to help ensure patients receive an uninterrupted supply of their medicines. In March 2022, AbbVie announced the suspension of operations for all aesthetics products in Russia. In April 2022, AbbVie also announced that all profits from the sales of essential medicines in Russia will be donated to support direct humanitarian relief efforts in Ukraine. While the company’s operations in Russia, Belarus and Ukraine are not significant, if the conflict escalates and results in broader economic and political concerns, AbbVie’s business could be adversely impacted.
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
AbbVie’s pipeline currently includes approximately 90 compounds, devices or indications in development individually or under collaboration or license agreements and is focused on such important specialties as immunology, oncology, aesthetics, neuroscience and eye care. Of these programs, more than 50 are in mid- and late-stage development.
The following sections summarize transitions of significant programs from mid-stage development to late-stage development as well as developments in significant late-stage and registration programs. AbbVie expects multiple mid-stage programs to transition into late-stage programs in the next 12 months.
Significant Programs and Developments
Immunology
Skyrizi
•In January 2022, AbbVie announced that the U.S. Food and Drug Administration (FDA) approved Skyrizi for the treatment of adults with active psoriatic arthritis (PsA).
•In February 2022, AbbVie announced that the FDA has extended the Prescription Drug User Fee Act action date by three months for Skyrizi for the treatment of moderate to severe Crohn’s disease in patients 16 years.
Rinvoq
•In January 2022, AbbVie announced its submission of a supplemental New Drug Application (sNDA) to the FDA and a marketing authorization application (MAA) to the European Medicines Agency (EMA) for Rinvoq for the treatment of adults with active nr-axSpA with objective signs of inflammation who have responded inadequately to nonsteroidal anti-inflammatory drugs.

2022 Form 10-Q |	25

•In January 2022, AbbVie announced that the FDA approved Rinvoq for the treatment of moderate to severe atopic dermatitis (AD) in adults and children 12 years of age and older whose disease did not respond to previous treatment and is not well controlled with other pills or injections, including biologic medicines, or when use of other pills or injections is not recommended.
•In February 2022, AbbVie was notified that the European Commission (EC) is requesting the EMA to assess safety concerns associated with JAK inhibitor products authorized in inflammatory diseases and to evaluate the impact of these events on their benefit-risk balance. The assessment covers all JAK inhibitors approved for use in inflammatory diseases. The request is for an opinion from the EMA by September 30, 2022.
•In February 2022, AbbVie announced top-line results from its second Phase 3 induction study, U-Excel, for Rinvoq in patients with moderate to severe Crohn’s disease who had an inadequate response or were intolerant to conventional or biologic therapy met the primary and most key secondary endpoints.
•In March 2022, AbbVie announced that the FDA approved Rinvoq for the treatment of adults with moderately to severely active ulcerative colitis who have had an inadequate response or intolerance to one or more tumor necrosis factor (TNF) blockers.
•In April 2022, AbbVie announced that the FDA approved Rinvoq for the treatment of adults with active ankylosing spondylitis who have had an inadequate response or intolerance to one or more TNF blockers.
Oncology
Teliso-V
•In January 2022, AbbVie announced that the FDA granted Breakthrough Therapy Designation to investigational telisotuzumab vedotin (Teliso-V) for the treatment of patients with advanced/metastatic epidermal growth factor receptor wild type, nonsquamous non-small cell lung cancer with high levels of c-Met overexpression whose disease has progressed on or after platinum-based therapy.
Imbruvica
•In February 2022, AbbVie submitted an sNDA to the FDA for Imbruvica for the treatment of pediatric and adolescent patients one year and older with chronic graft versus host disease after failure of one or more lines of systemic therapy.
Epcoritamab
•In March 2022, Genmab A/S (Genmab) announced that FDA granted orphan-drug designation to the investigational medicine, epcoritamab (DuoBody-CD3xCD20), for the treatment of follicular lymphoma. Genmab and AbbVie are co-developing epcoritamab and will share commercial responsibilities in the U.S. and Japan, with AbbVie responsible for further global commercialization.
•In April 2022, AbbVie and Genmab announced positive topline results from the first cohort of the EPCORE NHL-1 phase 1/2 clinical trial evaluating epcoritamab (DuoBody-CD3xCD20) in patients with relapsed/refractory large B-cell lymphoma (LBCL) who received at least two prior lines of systemic therapy. Based on the topline results, the companies will engage global regulatory authorities.
Aesthetics
Juvederm Collection
•In February 2022, AbbVie announced that the FDA approved JUVEDERM VOLBELLA XC for improvement of infraorbital hollows in adults over the age of 21.
BoNTE
•In March 2022, AbbVie initiated three Phase 3 clinical trials to evaluate the efficacy and safety of BoNTE (AGN-151586) for the treatment of glabellar lines.

2022 Form 10-Q |	26

Neuroscience
Vraylar
•In February 2022, AbbVie submitted an sNDA to the FDA for Vraylar for the adjunctive treatment of major depressive disorder in patients who are receiving ongoing antidepressant therapy.
Qulipta
•In March 2022, AbbVie announced results from the Phase 3 PROGRESS trial for Qulipta in the preventive treatment of chronic migraine in adults met the primary endpoint and resulted in significant improvements in all secondary endpoints after adjustment for multiple comparisons.
Eye Care
Vuity
•In April 2022, AbbVie announced that the Phase 3 VIRGO trial evaluating the safety and efficacy of investigational twice-daily administration of Vuity 1.25% in adults with presbyopia met its primary efficacy endpoint.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2021.

2022 Form 10-Q |	27

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

	Three months ended March 31,		Percent change
			At actual currency rates	At constant currency rates
(dollars in millions)	2022	2021
United States	$10,348	$9,750	6.1%	6.1%
International	3,190	3,260	(2.1)%	3.2%
Net revenues	$13,538	$13,010	4.1%	5.4%

2022 Form 10-Q |	28

The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,		Percent change
				At actual currency rates	At constant currency rates
(dollars in millions)		2022	2021
Immunology
Humira	United States	$3,993	$3,907	2.2%	2.2%
	International	743	960	(22.6)%	(17.9)%
	Total	$4,736	$4,867	(2.7)%	(1.8)%
Skyrizi	United States	$781	$481	62.3%	62.3%
	International	159	93	71.2%	82.9%
	Total	$940	$574	63.7%	65.6%
Rinvoq	United States	$311	$245	26.8%	26.8%
	International	154	58	>100.0%	>100.0%
	Total	$465	$303	53.6%	57.3%
Hematologic Oncology
Imbruvica	United States	$874	$999	(12.4)%	(12.4)%
	Collaboration revenues	299	269	11.0%	11.0%
	Total	$1,173	$1,268	(7.4)%	(7.4)%
Venclexta	United States	$228	$225	1.7%	1.7%
	International	245	180	35.8%	45.2%
	Total	$473	$405	16.9%	21.1%
Aesthetics
Botox Cosmetic	United States	$413	$305	35.5%	35.5%
	International	228	172	32.5%	38.6%
	Total	$641	$477	34.4%	36.6%
Juvederm Collection	United States	$148	$123	20.1%	20.1%
	International	262	198	32.2%	37.7%
	Total	$410	$321	27.5%	30.9%
Other Aesthetics	United States	$285	$300	(4.9)%	(4.9)%
	International	38	43	(9.9)%	(6.2)%
	Total	$323	$343	(5.5)%	(5.0)%
Neuroscience
Botox Therapeutic	United States	$500	$429	16.5%	16.5%
	International	114	103	10.7%	17.1%
	Total	$614	$532	15.4%	16.6%
Vraylar	United States	$427	$346	23.4%	23.4%
Duodopa	United States	$24	$25	(5.6)%	(5.6)%
	International	97	104	(6.9)%	0.5%
	Total	$121	$129	(6.7)%	(0.8)%
Ubrelvy	United States	$138	$81	70.0%	70.0%
Qulipta	United States	$11	$—	n/m	n/m
Other Neuroscience	United States	$173	$156	11.0%	11.0%
	International	4	4	11.4%	12.2%
	Total	$177	$160	11.0%	11.0%

2022 Form 10-Q |	29

		Three months ended March 31,		Percent change
				At actual currency rates	At constant currency rates
(dollars in millions)		2022	2021
Eye Care
Lumigan/Ganfort	United States	$67	$66	1.5%	1.5%
	International	73	77	(5.7)%	0.7%
	Total	$140	$143	(2.4)%	1.0%
Alphagan/Combigan	United States	$70	$80	(11.5)%	(11.5)%
	International	37	38	(3.9)%	5.5%
	Total	$107	$118	(9.0)%	(6.0)%
Restasis	United States	$235	$267	(11.9)%	(11.9)%
	International	11	13	(18.1)%	1.9%
	Total	$246	$280	(12.2)%	(11.3)%
Other Eye Care	United States	$124	$117	5.5%	5.5%
	International	154	159	(2.4)%	4.8%
	Total	$278	$276	0.9%	5.1%
Other Key Products
Mavyret	United States	$169	$170	(1.0)%	(1.0)%
	International	211	245	(13.9)%	(7.2)%
	Total	$380	$415	(8.6)%	(4.6)%
Creon	United States	$287	$274	4.7%	4.7%
Linzess/Constella	United States	$233	$215	7.9%	7.9%
	International	7	7	6.0%	10.2%
	Total	$240	$222	7.8%	7.9%
All other		$1,211	$1,476	(18.0)%	(17.1)%
Total net revenues		$13,538	$13,010	4.1%	5.4%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales decreased by 2% for the three months ended March 31, 2022 primarily driven by direct biosimilar competition in certain international markets, partially offset by market growth across therapeutic categories. In the United States, Humira sales increased by 2% for the three months ended March 31, 2022 primarily driven by market growth across all indications. This increase was partially offset by slightly lower market share following corresponding market share gains of Skyrizi and Rinvoq. Internationally, Humira revenues decreased by 18% for the three months ended March 31, 2022 primarily driven by direct biosimilar competition in certain international markets.
Net revenues for Skyrizi increased by 66% for the three months ended March 31, 2022 primarily driven by continued strong volume and market share uptake since launch as a treatment for plaque psoriasis as well as market growth.
Net revenues for Rinvoq increased by 57% for the three months ended March 31, 2022 primarily driven by continued strong volume and market share uptake since launch for the treatment of moderate to severe rheumatoid arthritis as well as market growth. Net revenues for the three months ended March 31, 2022 were also favorably impacted by recent regulatory approvals and expansion of Rinvoq for the treatment of psoriatic arthritis, atopic dermatitis and ankylosing spondylitis in certain international markets.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased by 7% for the three months ended March 31, 2022 as a result of lower new patient starts due to the COVID-19 pandemic and share loss in the United States, partially offset by increased collaboration revenues.
Net revenues for Venclexta increased by 21% for the three months ended March 31, 2022 primarily due to continued expansion of Venclexta for the treatment of patients with first-line chronic lymphocytic leukemia (CLL), relapsed/refractory CLL and first-line acute myeloid leukemia.
Net revenues for Botox Cosmetic used in facial aesthetics increased by 37% for the three months ended March 31, 2022 due to increased consumer demand and penetration rates driven by targeted brand investment.

2022 Form 10-Q |	30

Net revenues for Juvederm Collection (including Juvederm Ultra XC, Juvederm Voluma XC and other Juvederm products) used in facial aesthetics increased by 31% for the three months ended March 31, 2022 due to increased consumer demand and penetration rates driven by targeted brand investment.
Net revenues for Botox Therapeutic used primarily in neuroscience and urology therapeutic areas increased by 17% for the three months ended March 31, 2022 due to market growth, higher market share and strong market recovery from the COVID-19 pandemic.
Net revenues for Vraylar for the treatment of schizophrenia, bipolar I disorder and bipolar depression increased by 23% for the three months ended March 31, 2022 due to higher market share and market growth.
Net revenues for Ubrelvy for the acute treatment of migraine with or without aura in adults increased by 70% for the three months ended March 31, 2022 primarily due to increased market share uptake since launch.
Net revenues for Mavyret decreased by 5% for the three months ended March 31, 2022 driven by the continued disruption of global HCV markets due to the COVID-19 pandemic.
Gross Margin

	Three months ended March 31,
(dollars in millions)	2022	2021	% change
Gross margin	$9,486	$8,797	8%
as a % of net revenues	70%	68%
Gross margin as a percentage of net revenues increased for the three months ended March 31, 2022 compared to the prior year. Gross margin percentage for the three months ended March 31, 2022 was favorably impacted by changes in product mix and lower amortization of intangible assets associated with the Allergan acquisition.
Selling, General and Administrative

	Three months ended March 31,
(dollars in millions)	2022	2021	% change
Selling, general and administrative	$3,127	$2,842	10%
as a % of net revenues	23%	22%
SG&A expenses as a percentage of net revenues increased for the three months ended March 31, 2022 compared to the prior year. SG&A expense percentage for the three months ended March 31, 2022 was unfavorably impacted by litigation reserve charges of $184 million as well as increased brand investment and product launch expenses, partially offset by leverage from revenue growth and increased synergies realized.
Research and Development and Acquired IPR&D and Milestones

	Three months ended March 31,
(dollars in millions)	2022	2021	% change
Research and development	$1,497	$1,667	(10)%
as a % of net revenues	11%	13%
Acquired IPR&D and milestones	$145	$185	(22)%
R&D expenses as a percentage of net revenues decreased for the three months ended March 31, 2022 compared to the prior year. R&D expense percentage was favorably impacted by the purchase of a priority review voucher from a third party in the first quarter of 2021, increased scale of the combined company and synergies realized as well as lower integration costs related to the acquisition of Allergan.
Acquired IPR&D and milestones expense represents upfront and subsequent development milestone payments incurred prior to regulatory approval to acquire rights to in-process R&D projects through R&D collaborations, licensing arrangements or other asset acquisitions. Acquired IPR&D and milestones expense in the three months ended March 31, 2022 included a charge of $130 million as a result of acquiring Syndesi Therapeutics SA and its portfolio of novel modulators of the synaptic vesicle protein 2A (SV2A), including its lead molecule SDI-118, which is being evaluated to target nerve terminals to enhance synaptic efficiency. There were no individually significant transactions during the three months ended March 31, 2021.

2022 Form 10-Q |	31

Other Non-Operating Expenses (Income)

	Three months ended March 31,
(in millions)	2022	2021
Interest expense	$548	$632
Interest income	(9)	(10)
Interest expense, net	$539	$622

Net foreign exchange loss	$25	$9
Other income, net	(776)	(395)
Interest expense, net decreased for the three months ended March 31, 2022 compared to the prior year primarily due to lower average debt balance due to deleveraging.
Other income, net included a benefit related to changes in fair value of contingent consideration liabilities of $748 million for the three months ended March 31, 2022 and $343 million for the three months ended March 31, 2021. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three months ended March 31, 2022 and 2021, the change in fair value was driven by higher discount rates partially offset by the passage of time.
Income Tax Expense
The effective tax rate was 9% for the three months ended March 31, 2022 compared to 8% for the three months ended March 31, 2021. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities and accretion on contingent consideration. The increase in the effective tax rate for the three months ended March 31, 2022 over the prior year was primarily due to differences in the company’s jurisdictional mix of earnings.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
(in millions)	2022	2021
Cash flows provided by (used in):
Operating activities	$4,908	$4,877
Investing activities	(1,591)	(342)
Financing activities	(6,972)	(3,174)
Operating cash flows for the three months ended March 31, 2022 were flat compared to the prior year primarily due to improved results of operations resulting from revenue growth, offset by the timing of working capital cash flows.
Investing cash flows for the three months ended March 31, 2022 included payments made for net purchases of investment securities totaling $1.4 billion, acquisitions and investments of $185 million and capital expenditures of $162 million. Investing cash flows for the three months ended March 31, 2021 included payments made for acquisitions and investments of $198 million, capital expenditures of $188 million and net purchases of investment securities totaling $5 million.
Financing cash flows for the three months ended March 31, 2022 included an early repayment of $2.9 billion aggregate principal amount of the company’s 3.45% senior notes. Additionally, financing cash flows included repayment of a $2.0 billion floating rate term loan due May 2025 and issuance of a new $2.0 billion floating rate term loan as part of the term loan refinancing in February 2022.
Financing cash flows also included cash dividend payments of $2.5 billion for the three months ended March 31, 2022 and $2.3 billion for the three months ended March 31, 2021. The increase in cash dividend payments was primarily driven by the increase in the quarterly dividend rate.

2022 Form 10-Q |	32

On February 17, 2022, the company announced that its board of directors declared a quarterly cash dividend of $1.41 per share for stockholders of record at the close of business on April 15, 2022, payable on May 16, 2022. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 8 million shares for $1.1 billion during the three months ended March 31, 2022 and 5 million shares for $550 million during the three months ended March 31, 2021.
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
AbbVie currently has a $4.0 billion five-year revolving credit facility that matures in August 2024. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At March 31, 2022, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of March 31, 2022 and December 31, 2021.
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
Credit Ratings
In March 2022, Moody’s Investors Service (Moody’s) affirmed its Baa2 senior unsecured long-term rating and the Prime-2 short-term rating. At the same time, Moody’s revised the outlook to positive from stable. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in the company’s application of its critical accounting policies during the three months ended March 31, 2022.

2022 Form 10-Q |	33

FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q may be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, failure to realize the expected benefits from AbbVie's acquisition of Allergan, failure to promptly and effectively integrate Allergan's businesses, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, changes to laws and regulations applicable to our industry and the impact of public health outbreaks, epidemics or pandemics, such as COVID-19. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2021, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2021.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended March 31, 2022.
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

2022 Form 10-Q |	34

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	715	(1)	$135.74	(1)	—	$2,523,316,993
February 1, 2022 - February 28, 2022	6,653,483	(1)	$146.18	(1)	6,652,791	$1,550,785,350
March 1, 2022 - March 31, 2022	1,048,640	(1)	$149.88	(1)	1,048,000	$1,393,714,917
Total	7,702,838	(1)	$146.69	(1)	7,700,791	$1,393,714,917

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 715 in January; 692 in February; and 640 in March.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2022 Form 10-Q |	35

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1	Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement*

10.2	Form of AbbVie Inc. Performance Share Award Agreement*

10.3	Form of AbbVie Inc. Non-Employee Director RSU Agreement (US)*

10.4	Form of AbbVie Inc. Non-Qualified Stock Option Agreement*

10.5	Form of AbbVie Inc. Retention RSU Agreement – Ratable Vesting*

10.6	Form of AbbVie Inc. Retention RSU Agreement – Cliff Vesting with Dividend Equivalent Accrual*

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 6, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2022 Form 10-Q |	36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Robert A. Michael
Robert A. Michael
Vice Chairman, Finance and Commercial Operations and
Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2022

2022 Form 10-Q |	37