Form 10-Q
period 2022-06-30
AbbVie Inc.
filed 2022-08-04
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
As of July 27, 2022, AbbVie Inc. had 1,768,096,495 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net revenues	$14,583	$13,959	$28,121	$26,969

Cost of products sold	4,170	4,523	8,222	8,736
Selling, general and administrative	5,412	3,164	8,539	6,006
Research and development	1,609	1,767	3,106	3,434
Acquired IPR&D and milestones	269	132	414	317
Other operating income	(172)	(68)	(172)	(68)
Total operating costs and expenses	11,288	9,518	20,109	18,425
Operating earnings	3,295	4,441	8,012	8,544

Interest expense, net	532	606	1,071	1,228
Net foreign exchange loss	47	14	72	23
Other expense, net	1,533	2,658	757	2,263
Earnings before income tax expense	1,183	1,163	6,112	5,030
Income tax expense	255	394	691	706
Net earnings	928	769	5,421	4,324
Net earnings attributable to noncontrolling interest	4	3	7	5
Net earnings attributable to AbbVie Inc.	$924	$766	$5,414	$4,319

Per share data
Basic earnings per share attributable to AbbVie Inc.	$0.52	$0.42	$3.04	$2.42
Diluted earnings per share attributable to AbbVie Inc.	$0.51	$0.42	$3.03	$2.41

Weighted-average basic shares outstanding	1,770	1,769	1,770	1,769
Weighted-average diluted shares outstanding	1,776	1,776	1,777	1,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net earnings	$928	$769	$5,421	$4,324

Foreign currency translation adjustments, net of tax expense (benefit) of $(12) for the three months and $(19) for the six months ended June 30, 2022 and $1 for the three months and $(24) for the six months ended June 30, 2021	(823)	244	(1,054)	(433)
Net investment hedging activities, net of tax expense (benefit) of $146 for the three months and $183 for the six months ended June 30, 2022 and $(31) for the three months and $72 for the six months ended June 30, 2021	536	(114)	666	260
Pension and post-employment benefits, net of tax expense (benefit) of $11 for the three months and $21 for the six months ended June 30, 2022 and $14 for the three months and $33 for the six months ended June 30, 2021	48	50	76	129
Cash flow hedging activities, net of tax expense (benefit) of $5 for the three months and $3 for the six months ended June 30, 2022 and $— for the three months and $3 for the six months ended June 30, 2021	27	12	15	58
Other comprehensive income (loss)	(212)	192	(297)	14
Comprehensive income	716	961	5,124	4,338
Comprehensive income attributable to noncontrolling interest	4	3	7	5
Comprehensive income attributable to AbbVie Inc.	$712	$958	$5,117	$4,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and equivalents	$8,521	$9,746
Short-term investments	1,440	84
Accounts receivable, net	11,237	9,977
Inventories	3,396	3,128
Prepaid expenses and other	4,506	4,993
Total current assets	29,100	27,928

Investments	244	277
Property and equipment, net	4,958	5,110
Intangible assets, net	71,823	75,951
Goodwill	32,028	32,379
Other assets	5,033	4,884
Total assets	$143,186	$146,529

Liabilities and Equity
Current liabilities
Short-term borrowings	$17	$14
Current portion of long-term debt and finance lease obligations	11,913	12,481
Accounts payable and accrued liabilities	22,543	22,699
Total current liabilities	34,473	35,194

Long-term debt and finance lease obligations	61,002	64,189
Deferred income taxes	2,255	3,009
Other long-term liabilities	30,768	28,701

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,812,622,099 shares issued as of June 30, 2022 and 1,803,195,293 as of December 31, 2021	18	18
Common stock held in treasury, at cost, 44,595,448 shares as of June 30, 2022 and 34,857,597 as of December 31, 2021	(4,591)	(3,143)
Additional paid-in capital	18,906	18,305
Retained earnings	3,516	3,127
Accumulated other comprehensive loss	(3,196)	(2,899)
Total stockholders' equity	14,653	15,408
Noncontrolling interest	35	28
Total equity	14,688	15,436

Total liabilities and equity	$143,186	$146,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at March 31, 2021	1,766	$18	$(3,017)	$17,712	$2,292	$(3,295)	$23	$13,733
Net earnings attributable to AbbVie Inc.	—	—	—	—	766	—	—	766
Other comprehensive income, net of tax	—	—	—	—	—	192	—	192
Dividends declared	—	—	—	—	(2,318)	—	—	(2,318)
Purchases of treasury stock	—	—	(10)	—	—	—	—	(10)
Stock-based compensation plans and other	1	—	5	224	—	—	—	229
Change in noncontrolling interest	—	—	—	—	—	—	2	2
Balance at June 30, 2021	1,767	$18	$(3,022)	$17,936	$740	$(3,103)	$25	$12,594

Balance at March 31, 2022	1,767	$18	$(4,585)	$18,731	$5,103	$(2,984)	$31	$16,314
Net earnings attributable to AbbVie Inc.	—	—	—	—	924	—	—	924
Other comprehensive loss, net of tax	—	—	—	—	—	(212)	—	(212)
Dividends declared	—	—	—	—	(2,511)	—	—	(2,511)
Purchases of treasury stock	—	—	(9)	—	—	—	—	(9)
Stock-based compensation plans and other	1	—	3	175	—	—	—	178
Change in noncontrolling interest	—	—	—	—	—	—	4	4
Balance at June 30, 2022	1,768	$18	$(4,591)	$18,906	$3,516	$(3,196)	$35	$14,688

Balance at December 31, 2020	1,765	$18	$(2,264)	$17,384	$1,055	$(3,117)	$21	$13,097
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,319	—	—	4,319
Other comprehensive income, net of tax	—	—	—	—	—	14	—	14
Dividends declared	—	—	—	—	(4,634)	—	—	(4,634)
Purchases of treasury stock	(7)	—	(797)	—	—	—	—	(797)
Stock-based compensation plans and other	9	—	39	552	—	—	—	591
Change in noncontrolling interest	—	—	—	—	—	—	4	4
Balance at June 30, 2021	1,767	$18	$(3,022)	$17,936	$740	$(3,103)	$25	$12,594

Balance at December 31, 2021	1,768	$18	$(3,143)	$18,305	$3,127	$(2,899)	$28	$15,436
Net earnings attributable to AbbVie Inc.	—	—	—	—	5,414	—	—	5,414
Other comprehensive loss, net of tax	—	—	—	—	—	(297)	—	(297)
Dividends declared	—	—	—	—	(5,025)	—	—	(5,025)
Purchases of treasury stock	(10)	—	(1,479)	—	—	—	—	(1,479)
Stock-based compensation plans and other	10		31	601		—	—	632
Change in noncontrolling interest	—	—	—	—	—	—	7	7
Balance at June 30, 2022	1,768	$18	$(4,591)	$18,906	$3,516	$(3,196)	$35	$14,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2022	2021
Cash flows from operating activities
Net earnings	$5,421	$4,324
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	401	407
Amortization of intangible assets	3,704	4,008
Deferred income taxes	(794)	(119)
Change in fair value of contingent consideration liabilities	861	2,349
Stock-based compensation	413	428
Acquired IPR&D and milestones	414	317
Gain on divestitures	(172)	(68)
Non-cash litigation reserve adjustments, net of cash payments	2,190	97
Other, net	(86)	(30)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,396)	(1,162)
Inventories	(499)	(249)
Prepaid expenses and other assets	14	(281)
Accounts payable and other liabilities	(448)	308
Income tax assets and liabilities, net	(110)	(562)
Cash flows from operating activities	9,913	9,767

Cash flows from investing activities
Acquisitions and investments	(394)	(345)
Acquisitions of property and equipment	(305)	(383)
Purchases of investment securities	(1,411)	(56)
Sales and maturities of investment securities	50	65
Other, net	599	135
Cash flows from investing activities	(1,461)	(584)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,000	—
Repayments of long-term debt and finance lease obligations	(4,881)	(3,461)
Dividends paid	(5,033)	(4,632)
Purchases of treasury stock	(1,479)	(797)
Proceeds from the exercise of stock options	198	144
Payments of contingent consideration liabilities	(482)	(313)
Other, net	26	1
Cash flows from financing activities	(9,651)	(9,058)
Effect of exchange rate changes on cash and equivalents	(26)	(28)
Net change in cash and equivalents	(1,225)	97
Cash and equivalents, beginning of period	9,746	8,449

Cash and equivalents, end of period	$8,521	$8,546
The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	5

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
During the three months ended March 31, 2022, AbbVie revised its classification of development milestone expense associated with licensing and collaboration arrangements in the consolidated statement of earnings. Milestone payments incurred prior to regulatory approval, which were previously included in research and development expense, are now presented as acquired IPR&D and milestones expense. The reclassification decreased research and development expense and increased acquired IPR&D and milestones expense by $35 million for the three months and $150 million for the six months ended June 30, 2021. The company believes this presentation assists users of the financial statements to better understand the total upfront and subsequent development milestone payments incurred to acquire in-process research and development projects. Prior periods have been reclassified to conform to the current period presentation. The reclassification had no impact on total operating costs and expenses, operating earnings, net earnings, net earnings attributable to AbbVie, Inc., earnings per share, or total equity. Certain other reclassifications were made to conform the prior period interim condensed consolidated financial statements to the current period presentation.
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Interest expense	$556	$615	$1,104	$1,247
Interest income	(24)	(9)	(33)	(19)
Interest expense, net	$532	$606	$1,071	$1,228
Inventories

(in millions)	June 30, 2022	December 31, 2021
Finished goods	$1,158	$932
Work-in-process	1,250	1,193
Raw materials	988	1,003
Inventories	$3,396	$3,128

2022 Form 10-Q |	6

Property and Equipment, Net

(in millions)	June 30, 2022	December 31, 2021
Property and equipment, gross	$10,827	$10,727
Accumulated depreciation	(5,869)	(5,617)
Property and equipment, net	$4,958	$5,110
Depreciation expense was $203 million for the three months and $401 million for the six months ended June 30, 2022 and $201 million for the three months and $407 million for the six months ended June 30, 2021.
Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Basic EPS
Net earnings attributable to AbbVie Inc.	$924	$766	$5,414	$4,319
Earnings allocated to participating securities	11	17	26	34
Earnings available to common shareholders	$913	$749	$5,388	$4,285
Weighted-average basic shares outstanding	1,770	1,769	1,770	1,769
Basic earnings per share attributable to AbbVie Inc.	$0.52	$0.42	$3.04	$2.42

Diluted EPS
Net earnings attributable to AbbVie Inc.	$924	$766	$5,414	$4,319
Earnings allocated to participating securities	11	17	26	34
Earnings available to common shareholders	$913	$749	$5,388	$4,285
Weighted-average shares of common stock outstanding	1,770	1,769	1,770	1,769
Effect of dilutive securities	6	7	7	7
Weighted-average diluted shares outstanding	1,776	1,776	1,777	1,776
Diluted earnings per share attributable to AbbVie Inc.	$0.51	$0.42	$3.03	$2.41
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Cash outflows related to acquisitions and investments totaled $394 million for the six months ended June 30, 2022 and $345 million for the six months ended June 30, 2021. AbbVie recorded acquired IPR&D and milestones charges of $269 million for the three months and $414 million for the six months ended June 30, 2022 and $132 million for the three months and $317 million for the six months ended June 30, 2021.
Syndesi Therapeutics SA
In February 2022, AbbVie acquired Syndesi Therapeutics SA and its portfolio of novel modulators of the synaptic vesicle protein 2A, including its lead molecule SDI-118 and accounted for the transaction as an asset acquisition. SDI-118 is a small molecule currently in Phase 1b studies, which is being evaluated to target nerve terminals to enhance synaptic efficiency. Under the terms of the agreement, AbbVie made an upfront payment of $130 million which was recorded to acquired IPR&D and milestones expense in the

2022 Form 10-Q |	7

condensed consolidated statement of earnings in the first quarter of 2022. The agreement also includes additional future payments of up to $870 million upon the achievement of certain development, regulatory and commercial milestones.
Juvise Pharmaceuticals
In June 2022, AbbVie and Laboratories Juvise Pharmaceuticals (Juvise) entered into an asset purchase agreement where Juvise acquired worldwide commercial rights of a mature brand Pylera, which is used for the treatment of peptic ulcers with an infection by the bacterium Helicobacter pylori. The transaction was accounted for as the sale of an asset. Upon completion of the transaction, AbbVie received net cash proceeds of $215 million and recognized a pre-tax gain of $172 million which was recorded in other operating income in the condensed consolidated statement of earnings in the second quarter of 2022.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended June 30, 2022 and 2021.
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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
United States - Janssen's share of profits (included in cost of products sold)	$404	$514	$812	$979
International - AbbVie's share of profits (included in net revenues)	283	282	582	551
Global - AbbVie's share of other costs (included in respective line items)	69	74	133	144
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $310 million at June 30, 2022 and $294 million at December 31, 2021. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $389 million at June 30, 2022 and $509 million at December 31, 2021.
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

2022 Form 10-Q |	8

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
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Genentech's share of profits, including royalties (included in cost of products sold)	$196	$168	$374	$327
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	5	8	17	19
AbbVie's share of development costs (included in R&D)	31	34	58	76

Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2021	$32,379
Foreign currency translation adjustments	(351)
Balance as of June 30, 2022	$32,028
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of June 30, 2022, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	June 30, 2022			December 31, 2021
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$88,443	$(21,679)	$66,764	$88,945	$(18,463)	$70,482
License agreements	8,487	(4,098)	4,389	8,487	(3,688)	4,799
Total definite-lived intangible assets	96,930	(25,777)	71,153	97,432	(22,151)	75,281
Indefinite-lived intangible assets	670	—	670	670	—	670
Total intangible assets, net	$97,600	$(25,777)	$71,823	$98,102	$(22,151)	$75,951
Definite-Lived Intangible Assets
Amortization expense was $1.8 billion for the three months and $3.7 billion for the six months ended June 30, 2022 and $2.0 billion for the three months and $4.0 billion for the six months ended June 30, 2021. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.

2022 Form 10-Q |	9

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
The following table summarizes the charges (benefits) associated with the Allergan acquisition integration plan:

	Severance and employee benefits				Other integration
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Cost of products sold	$(5)	$—	$(4)	$6	$31	$25	$61	$40
Research and development	(2)	—	1	—	3	18	9	69
Selling, general and administrative	(4)	12	—	29	80	75	146	125
Total charges (benefits)	$(11)	$12	$(3)	$35	$114	$118	$216	$234
The following table summarizes the cash activity in the recorded liability associated with the integration plan for the six months ended June 30, 2022:

(in millions)	Severance and employee benefits	Other integration
Accrued balance as of December 31, 2021	$222	$33
Charges (benefits)	(3)	199
Payments and other adjustments	(90)	(220)
Accrued balance as of June 30, 2022	$129	$12
Other Restructuring
AbbVie recorded restructuring charges of $36 million for the three months and $93 million for the six months ended June 30, 2022 and $5 million for the three months and $43 million for the six months ended June 30, 2021.
The following table summarizes the cash activity in the restructuring reserve for the six months ended June 30, 2022:

(in millions)
Accrued balance as of December 31, 2021	$33
Restructuring charges	72
Payments and other adjustments	(13)
Accrued balance as of June 30, 2022	$92
Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a summary of AbbVie’s risk management policy and use of derivative instruments.

2022 Form 10-Q |	10

Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.7 billion at June 30, 2022 and $1.1 billion at December 31, 2021, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of June 30, 2022 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
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
The company is a party to interest rate swap contracts designated as cash flow hedges with notional amounts totaling $750 million at June 30, 2022 and December 31, 2021. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. Realized and unrealized gains or losses are included in AOCI and are reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $7.2 billion at June 30, 2022 and $8.2 billion at December 31, 2021.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €4.8 billion at June 30, 2022 and €4.3 billion at December 31, 2021. The company also had an aggregate principal amount of senior Euro notes designated as net investment hedges of €5.9 billion at June 30, 2022 and December 31, 2021. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $4.5 billion at June 30, 2022 and December 31, 2021. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2022 Form 10-Q |	11

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	June 30, 2022	December 31, 2021	Balance sheet caption	June 30, 2022	December 31, 2021
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$47	$51	Accounts payable and accrued liabilities	$5	$2
Designated as cash flow hedges	Other assets	4	—	Other long-term liabilities	—	—
Designated as net investment hedges	Prepaid expenses and other	32	149	Accounts payable and accrued liabilities	—	—
Designated as net investment hedges	Other assets	129	15	Other long-term liabilities	—	—
Not designated as hedges	Prepaid expenses and other	22	26	Accounts payable and accrued liabilities	41	13
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other	2	—	Accounts payable and accrued liabilities	—	7
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	16	—
Designated as fair value hedges	Other assets	—	26	Other long-term liabilities	256	15
Total derivatives		$236	$267		$318	$37
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Foreign currency forward exchange contracts
Designated as cash flow hedges	$53	$(11)	$47	$24
Designated as net investment hedges	304	(14)	386	85
Interest rate swap contracts designated as cash flow hedges	2	—	6	1
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $73 million into cost of products sold for foreign currency cash flow hedges, pre-tax gains of $2 million into interest expense, net for interest rate swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax gains of $402 million for three months and pre-tax gains of $501 million for the six months ended June 30, 2022 and pre-tax losses of $126 million for the three months and pre-tax gains of $256 million for the six months ended June 30, 2021.

2022 Form 10-Q |	12

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended June 30,		Six months ended June 30,
(in millions)	Statement of earnings caption	2022	2021	2022	2021
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$18	$(22)	$26	$(34)
Designated as net investment hedges	Interest expense, net	24	5	38	9
Not designated as hedges	Net foreign exchange loss	(123)	(3)	(164)	(28)
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	6	12	12
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	(1)	(7)	(3)	(14)
Designated as fair value hedges	Interest expense, net	(99)	(11)	(283)	(68)
Debt designated as hedged item in fair value hedges	Interest expense, net	99	11	283	68
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
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2022:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$8,521	$4,212	$4,309	$—
Money market funds and time deposits	1,425	—	1,425	—
Debt securities	37	—	37	—
Equity securities	74	54	20	—
Interest rate swap contracts	2	—	2	—
Foreign currency contracts	234	—	234	—
Total assets	$10,293	$4,266	$6,027	$—
Liabilities
Interest rate swap contracts	$272	$—	$272	$—
Foreign currency contracts	46	—	46	—
Contingent consideration	15,178	—	—	15,178
Total liabilities	$15,496	$—	$318	$15,178

2022 Form 10-Q |	13

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
The fair value measurements of contingent consideration liabilities were determined based on significant unobservable inputs, including the discount rate, estimated probabilities and timing of achieving specified development, regulatory and commercial milestones and the estimated amount of future sales of the acquired products. Potential contingent consideration payments are estimated by applying a probability-weighted expected payment model for contingent milestone payments and a Monte Carlo simulation model for contingent royalty payments, which are then discounted to present value. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, probabilities of achieving the milestones, time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period.
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	June 30, 2022		December 31, 2021
(in millions)	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	2.4% - 4.8%	4.1%	0.2%- 2.6%	1.7%
Probability of payment for unachieved milestones	89% - 100%	95%	89% - 100%	90%
Probability of payment for royalties by indication(b)	56% - 100%	99%	56% - 100%	96%
Projected year of payments	2022 - 2034	2027	2022 - 2034	2027
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excluding approved indications, the estimated probability of payment ranged from 56% to 89% at June 30, 2022 and December 31, 2021.

2022 Form 10-Q |	14

There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Six months ended June 30,
(in millions)	2022	2021
Beginning balance	$14,887	$12,997
Change in fair value recognized in net earnings	861	2,349
Payments	(570)	(357)
Ending balance	$15,178	$14,989
The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of June 30, 2022 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$17	$17	$—	$17	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	11,918	11,906	11,549	357	—
Long-term debt and finance lease obligations, excluding fair value hedges	61,202	57,471	56,674	797	—
Total liabilities	$73,137	$69,394	$68,223	$1,171	$—
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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $148 million as of June 30, 2022 and $149 million as of December 31, 2021. No significant cumulative upward or downward adjustments have been recorded for these investments as of June 30, 2022.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 76% as of June 30, 2022 and 75% as of December 31, 2021, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.

2022 Form 10-Q |	15

Humira (adalimumab) is AbbVie’s single largest product and accounted for approximately 36% of AbbVie’s total net revenues for the six months ended June 30, 2022 and 37% for the six months ended June 30, 2021.
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
Subsequent to June 30, 2022, the company repaid $1.7 billion aggregate principal amount of 3.25% senior notes that were scheduled to mature in October 2022. This repayment was made by exercising, under the terms of the notes, 90-day early redemption at 100% of the principal amount.
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
Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$113	$109	$229	$221	$13	$12	$25	$24
Interest cost	75	60	149	118	6	4	12	9
Expected return on plan assets	(179)	(166)	(359)	(332)	—	—	—	—
Amortization of prior service cost (credit)	—	—	1	1	(9)	(9)	(19)	(19)
Amortization of actuarial loss	59	75	116	145	6	8	13	16
Net periodic benefit cost	$68	$78	$136	$153	$16	$15	$31	$30
The components of net periodic benefit cost other than service cost are included in other expense, net in the condensed consolidated statements of earnings.

2022 Form 10-Q |	16

Note 10 Equity

Stock-Based Compensation
In May 2021, stockholders of the company approved the AbbVie Amended and Restated 2013 Incentive Stock Program (the Amended Plan), which amends and restates the AbbVie 2013 Incentive Stock Program. Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the Amended Plan and is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Cost of products sold	$6	$10	$25	$30
Research and development	40	47	147	134
Selling, general and administrative	61	102	241	264
Pre-tax compensation expense	107	159	413	428
Tax benefit	21	26	77	74
After-tax compensation expense	$86	$133	$336	$354
Stock Options
During the six months ended June 30, 2022, primarily in connection with the company's annual grant, AbbVie granted 0.9 million stock options with a weighted-average grant-date fair value of $22.83. As of June 30, 2022, $10 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the six months ended June 30, 2022, primarily in connection with the company's annual grant, AbbVie granted 5.8 million RSUs and performance shares with a weighted-average grant-date fair value of $146.20. As of June 30, 2022, $824 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2022 and 2021:

2022			2021
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
06/23/22	08/15/22	$1.41	10/29/21	02/15/22	$1.41
02/17/22	05/16/22	$1.41	09/10/21	11/15/21	$1.30
			06/17/21	08/16/21	$1.30
			02/18/21	05/14/21	$1.30
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
AbbVie repurchased 8 million shares for $1.1 billion during the six months ended June 30, 2022 and 5 million shares for $550 million during the six months ended June 30, 2021. AbbVie's remaining stock repurchase authorization was approximately $1.4 billion as of June 30, 2022.

2022 Form 10-Q |	17

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2022:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2021	$(570)	$(91)	$(2,546)	$308	$(2,899)
Other comprehensive income (loss) before reclassifications	(1,054)	696	(11)	45	(324)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(30)	87	(30)	27
Net current-period other comprehensive income (loss)	(1,054)	666	76	15	(297)
Balance as of June 30, 2022	$(1,624)	$575	$(2,470)	$323	$(3,196)
Other comprehensive loss for the six months ended June 30, 2022 included foreign currency translation adjustments totaling a loss of $1.1 billion and the offsetting impact of net investment hedging activities totaling a gain of $666 million, which were principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.
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
Other comprehensive income for the six months ended June 30, 2021 included foreign currency translation adjustments totaling a loss of $433 million and the offsetting impact of net investment hedging activities totaling a gain of $260 million, which was principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.

2022 Form 10-Q |	18

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
(in millions) (brackets denote gains)	2022	2021	2022	2021
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(24)	$(5)	$(38)	$(9)
Tax expense	6	1	8	2
Total reclassifications, net of tax	$(18)	$(4)	$(30)	$(7)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$56	$74	$111	$143
Tax benefit	(12)	(16)	(24)	(30)
Total reclassifications, net of tax	$44	$58	$87	$113
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(c)	$(18)	$22	$(26)	$34
Gains on treasury rate lock agreements(a)	(6)	(6)	(12)	(12)
Losses on interest rate swap contracts(a)	1	7	3	14
Tax expense (benefit)	4	(3)	5	(5)
Total reclassifications, net of tax	$(19)	$20	$(30)	$31
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 22% for the three months and 11% for the six months ended June 30, 2022 compared to 34% for the three months and 14% for the six months ended June 30, 2021. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities and accretion on contingent consideration. The decrease in the effective tax rate for the three and six months ended June 30, 2022 over the prior year was primarily due to differences in the company’s jurisdictional mix of earnings and accretion on contingent consideration.
Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $145 million.
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

2022 Form 10-Q |	19

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
In August 2019, direct purchasers of AndroGel filed a lawsuit, King Drug Co. of Florence, Inc., et al. v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that 2006 patent litigation settlements and related agreements by Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) with three generic companies violated federal antitrust law, and also alleging that 2011 patent litigation by Abbott with two generic companies regarding AndroGel was sham litigation and the settlements of those litigations violated federal antitrust law. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. In May 2020, Perrigo Company and related entities filed a lawsuit against AbbVie and others, alleging that Abbott’s 2011 AndroGel patent lawsuit filed against Perrigo was sham litigation. In September 2021, the United States District Court for the District of New Jersey granted AbbVie's motion for judgment on the pleadings in the Perrigo lawsuit, dismissing it with prejudice. Perrigo has appealed the dismissal.
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
Lawsuits are pending against Forest Laboratories, LLC, an AbbVie subsidiary, and others generally alleging that 2009 and 2010 patent litigation settlements involving Namenda entered into between Forest and generic companies and other conduct by Forest involving Namenda, violated state antitrust, unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. The lawsuits, purported class actions filed by indirect purchasers of Namenda, are consolidated as In re: Namenda Indirect Purchaser Antitrust Litigation in the United States District Court for the Southern District of New York.
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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 3,031 matters are pending against Allergan. The federal court cases are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National

2022 Form 10-Q |	20

Prescription Opiate Litigation, MDL No. 2804. Approximately 266 matters are pending in various state courts. The plaintiffs in these cases, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. In May and July 2022, Allergan reached settlements with the State of West Virginia and its political subdivisions and with the City and County of San Francisco, California, respectively. Allergan previously reached settlements with other plaintiffs. Allergan is engaged in negotiations with representatives for the remaining states, counties, cities, other municipal entities and Native American tribes regarding a potential settlement, with payments likely to be made over a number of years. While negotiations are on-going and definitive terms have not been reached, a framework for an agreement exists, including an estimate of a potential settlement amount based on maximum participation in the potential settlement. AbbVie recorded a charge of $2.1 billion to selling, general and administrative expense in the consolidated statement of earnings in the second quarter of 2022 related to this potential settlement.
In July 2019, the New Mexico Attorney General filed a lawsuit, State of New Mexico ex rel. Balderas v. AbbVie Inc., et al., in New Mexico District Court for Santa Fe County against AbbVie and other companies alleging their marketing of AndroGel violated New Mexico’s Unfair Practices Act. In October 2020, the state added a claim under the New Mexico False Advertising Act. In July 2022, the parties reached an agreement in principle to settle this matter.
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
In October 2018, a federal securities lawsuit, Holwill v. AbbVie Inc., et al., was filed in the United States District Court for the Northern District of Illinois against AbbVie, its chief executive officer and former chief financial officer, alleging that reasons stated for Humira sales growth in financial filings between 2013 and 2018 were misleading because they omitted alleged misconduct in connection with Humira patient and reimbursement support services and other services and items of value that allegedly induced Humira prescriptions. In September 2021, the court granted plaintiffs' motion to certify a class. In May 2022, a shareholder derivative lawsuit, Ranney v. Gonzalez, et al., was filed in Delaware Chancery Court, alleging that certain AbbVie directors and officers breached their fiduciary duties based on related allegations.
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
In April 2022, a federal securities lawsuit, Nakata v. AbbVie Inc., was filed in the United States District Court for the Northern District of Illinois against AbbVie and certain officers alleging misstatements regarding the potential effect that safety information about another company’s product would have on the Food and Drug Administration’s approval and labeling for AbbVie’s Rinvoq. In May and July 2022, two shareholder derivative lawsuits, Treppel Family Trust v. Gonzalez et al., and Katcher v. Gonzalez, et al., were filed in the same court, alleging that certain AbbVie directors and officers breached fiduciary and other legal duties based on related allegations.
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

2022 Form 10-Q |	21

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
Allergan USA, Inc., Allergan Sales, LLC and Forest Laboratories Holdings Limited, wholly owned subsidiaries of AbbVie, are seeking to enforce patent rights relating to cariprazine (a drug sold under the trademark Vraylar). Litigation was filed in the United States District Court for the District of Delaware in December 2019 against Sun Pharmaceutical Industries Limited and Sun Pharma Global FZE; Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc.; and Zydus Pharmaceuticals (USA), Inc. and Cadila Healthcare Limited. Allergan alleges defendants' proposed generic cariprazine products infringe certain patents and seeks declaratory and injunctive relief. Gedeon Richter Plc, Inc. which is in a global collaboration with Allergan concerning the development and marketing of Vraylar, is the co-plaintiff in this suit. In May 2022, the parties settled the cases and they were dismissed without prejudice.

2022 Form 10-Q |	22

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
The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Six months ended June 30,

(in millions)		2022	2021	2022	2021
Immunology
Humira	United States	$4,664	$4,257	$8,657	$8,164
	International	699	811	1,442	1,771
	Total	$5,363	$5,068	$10,099	$9,935
Skyrizi	United States	$1,079	$565	$1,860	$1,046
	International	173	109	332	202
	Total	$1,252	$674	$2,192	$1,248
Rinvoq	United States	$412	$296	$723	$541
	International	180	82	334	140
	Total	$592	$378	$1,057	$681
Hematologic Oncology
Imbruvica	United States	$862	$1,099	$1,736	$2,098
	Collaboration revenues	283	282	582	551
	Total	$1,145	$1,381	$2,318	$2,649
Venclexta	United States	$253	$223	$481	$448
	International	252	212	497	392
	Total	$505	$435	$978	$840
Aesthetics
Botox Cosmetic	United States	$449	$366	$862	$671
	International	246	218	474	390
	Total	$695	$584	$1,336	$1,061
Juvederm Collection	United States	$147	$196	$295	$319
	International	197	232	459	430
	Total	$344	$428	$754	$749
Other Aesthetics	United States	$287	$363	$572	$663
	International	45	59	83	102
	Total	$332	$422	$655	$765
Neuroscience
Botox Therapeutic	United States	$557	$488	$1,057	$917
	International	121	115	235	218
	Total	$678	$603	$1,292	$1,135
Vraylar	United States	$492	$432	$919	$778
Duodopa	United States	$26	$25	$50	$50
	International	94	102	191	206
	Total	$120	$127	$241	$256
Ubrelvy	United States	$185	$126	$323	$207
Qulipta	United States	$33	$—	$44	$—
Other Neuroscience	United States	$145	$167	$318	$323
	International	5	4	9	8
	Total	$150	$171	$327	$331

2022 Form 10-Q |	23

		Three months ended June 30,		Six months ended June 30,

(in millions)		2022	2021	2022	2021
Eye Care
Lumigan/Ganfort	United States	$60	$72	$127	$138
	International	70	77	143	154
	Total	$130	$149	$270	$292
Alphagan/Combigan	United States	$54	$102	$124	$182
	International	38	40	75	78
	Total	$92	$142	$199	$260
Restasis	United States	$151	$312	$386	$579
	International	17	15	28	28
	Total	$168	$327	$414	$607
Other Eye Care	United States	$142	$130	$266	$247
	International	185	171	339	330
	Total	$327	$301	$605	$577
Other Key Products
Mavyret	United States	$203	$204	$372	$374
	International	195	238	406	483
	Total	$398	$442	$778	$857
Creon	United States	$318	$280	$605	$554
Linzess/Constella	United States	$247	$260	$480	$475
	International	8	8	15	15
	Total	$255	$268	$495	$490
All other		$1,009	$1,221	$2,220	$2,697
Total net revenues		$14,583	$13,959	$28,121	$26,969

2022 Form 10-Q |	24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of June 30, 2022 and December 31, 2021 and the results of operations for the three and six months ended June 30, 2022 and 2021. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
Financial Results
The company's financial performance for the six months ended June 30, 2022 included delivering worldwide net revenues of $28.1 billion, operating earnings of $8.0 billion, diluted earnings per share of $3.03 and cash flows from operations of $9.9 billion. Worldwide net revenues grew by 4% on a reported basis and 6% on a constant currency basis, reflecting growth across its immunology, neuroscience and aesthetics portfolios.
Diluted earnings per share was $3.03 for the six months ended June 30, 2022 and included the following after-tax costs: (i) $3.1 billion related to the amortization of intangible assets; (ii) $1.9 billion for charges related to litigation matters; (iii) $875 million for the change in fair value of contingent consideration liabilities; and (iv) $219 million of acquisition and integration expenses. These costs were partially offset by an after-tax gain of $126 million related to the divestiture of Pylera. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
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

2022 Form 10-Q |	25

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
The extent to which COVID-19 may impact AbbVie's financial condition and results of operations remains uncertain and is dependent on numerous evolving factors, including the measures being taken by authorities to mitigate against the spread of COVID-19, the emergence of new variants and the effectiveness of vaccines and therapeutics.
Research and Development
Research and innovation are the cornerstones of AbbVie’s business as a global biopharmaceutical company. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie’s pipeline currently includes approximately 80 compounds, devices or indications in development individually or under collaboration or license agreements and is focused on such important specialties as immunology, oncology, aesthetics, neuroscience and eye care. Of these programs, more than 40 are in mid- and late-stage development.
The following sections summarize transitions of significant programs from mid-stage development to late-stage development as well as developments in significant late-stage and registration programs. AbbVie expects multiple mid-stage programs to transition into late-stage programs in the next 12 months.
Significant Programs and Developments
Immunology
Skyrizi
•In January 2022, AbbVie announced that the U.S. Food and Drug Administration (FDA) approved Skyrizi for the treatment of adults with active psoriatic arthritis.
•In June 2022, AbbVie announced that the FDA approved Skyrizi for the treatment of adults with moderately to severely active Crohn’s disease.
Rinvoq
•In January 2022, AbbVie announced its submission of a supplemental New Drug Application (sNDA) to the FDA for Rinvoq for the treatment of adults with active non-radiographic axial spondyloarthritis (nr-axSpA) with objective signs of inflammation who have responded inadequately to nonsteroidal anti-inflammatory drugs (NSAIDs).

2022 Form 10-Q |	26

•In January 2022, AbbVie announced that the FDA approved Rinvoq for the treatment of moderate to severe atopic dermatitis in adults and children 12 years of age and older whose disease did not respond to previous treatment and is not well controlled with other pills or injections, including biologic medicines, or when use of other pills or injections is not recommended.
•In February 2022, AbbVie was notified that the European Commission (EC) is requesting the European Medicines Agency (EMA) to assess safety concerns associated with JAK inhibitor products authorized in inflammatory diseases and to evaluate the impact of these events on their benefit-risk balance. The assessment covers all JAK inhibitors approved for use in inflammatory diseases.
•In February 2022, AbbVie announced top-line results from its second Phase 3 induction study, U-Excel, for Rinvoq in patients with moderate to severe Crohn’s disease who had an inadequate response or were intolerant to conventional or biologic therapy met the primary and most key secondary endpoints.
•In March 2022, AbbVie announced that the FDA approved Rinvoq for the treatment of adults with moderately to severely active ulcerative colitis (UC) who have had an inadequate response or intolerance to one or more tumor necrosis factor (TNF) blockers.
•In April 2022, AbbVie announced that the FDA approved Rinvoq for the treatment of adults with active ankylosing spondylitis who have had an inadequate response or intolerance to one or more TNF blockers.
•In May 2022, AbbVie announced positive top-line results from U-ENDURE, its Phase 3 maintenance study for Rinvoq in adult patients with moderate to severe Crohn's disease who had an inadequate response or were intolerant to a conventional or biologic therapy. The results showed that more patients treated with Rinvoq achieved the co-primary and secondary endpoints at one year compared to placebo.
•In July 2022, AbbVie announced that the EC approved Rinvoq for the treatment of adults with moderately to severely active UC who have had an inadequate response, lost response or were intolerant to either conventional therapy or a biologic agent.
•In July 2022, AbbVie announced its submission of an sNDA to the FDA and a marketing authorization application (MAA) to the EMA for Rinvoq for the treatment of adult patients with moderately to severely active Crohn’s disease.
•In July 2022, AbbVie announced that the EC approved Rinvoq for the treatment of adult patients with active nr-axSpA.
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
•In May 2022, AbbVie initiated a Phase 3 clinical trial to evaluate Teliso-V versus docetaxel for the treatment of patients with previously treated c-Met overexpressing, epidermal growth factor receptor wild type, advanced/metastatic non-squamous non-small cell lung cancer.
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

2022 Form 10-Q |	27

•In June 2022, AbbVie announced primary results from the large B-cell lymphoma expansion cohort in the EPCORE NHL-1 phase 2 clinical trial evaluating epcoritamab, an investigational subcutaneous bispecific antibody. In this study, epcoritamab demonstrated efficacy with durable responses in patients who had previously received at least two prior lines of anti-lymphoma therapy including chimeric antigen receptor T-cell therapy.
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
•In June 2022, AbbVie submitted an sNDA to the FDA for Qulipta for the preventative treatment of chronic migraine in adults.
•In July 2022, AbbVie submitted an MAA to the EMA for Qulipta for the prophylactic treatment of migraine in adult patients who have at least four migraine days per month.
ABBV-951
•In May 2022, AbbVie submitted a New Drug Application to the FDA for ABBV-951 (foscarbidopa/foslevodopa) for the treatment of motor fluctuations in patients with advanced Parkinson's disease.
Eye Care
Vuity
•In April 2022, AbbVie announced that the Phase 3 VIRGO trial evaluating the safety and efficacy of investigational twice-daily administration of Vuity 1.25% in adults with presbyopia met its primary efficacy endpoint.
•In June 2022, AbbVie submitted an sNDA to the FDA for twice-daily administration of Vuity 1.25% in adults with presbyopia.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2021.

2022 Form 10-Q |	28

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

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2022	2021			2022	2021
United States	$11,410	$10,804	5.6%	5.6%	$21,758	$20,554	5.9%	5.9%
International	3,173	3,155	0.6%	7.6%	6,363	6,415	(0.8)%	5.3%
Net revenues	$14,583	$13,959	4.5%	6.1%	$28,121	$26,969	4.3%	5.7%

2022 Form 10-Q |	29

The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2022	2021			2022	2021
Immunology
Humira	United States	$4,664	$4,257	9.6%	9.6%	$8,657	$8,164	6.0%	6.0%
	International	699	811	(13.8)%	(7.3)%	1,442	1,771	(18.6)%	(13.1)%
	Total	$5,363	$5,068	5.8%	6.8%	$10,099	$9,935	1.7%	2.7%
Skyrizi	United States	$1,079	$565	91.1%	91.1%	$1,860	$1,046	77.8%	77.8%
	International	173	109	59.1%	73.9%	332	202	64.7%	78.1%
	Total	$1,252	$674	85.9%	88.3%	$2,192	$1,248	75.7%	77.9%
Rinvoq	United States	$412	$296	39.4%	39.4%	$723	$541	33.7%	33.7%
	International	180	82	>100.0%	>100.0%	334	140	>100.0%	>100.0%
	Total	$592	$378	56.3%	60.7%	$1,057	$681	55.1%	59.2%
Hematologic Oncology
Imbruvica	United States	$862	$1,099	(21.6)%	(21.6)%	$1,736	$2,098	(17.2)%	(17.2)%
	Collaboration revenues	283	282	0.5%	0.5%	582	551	5.6%	5.6%
	Total	$1,145	$1,381	(17.1)%	(17.1)%	$2,318	$2,649	(12.5)%	(12.5)%
Venclexta	United States	$253	$223	13.4%	13.4%	$481	$448	7.5%	7.5%
	International	252	212	19.1%	29.3%	497	392	26.8%	36.7%
	Total	$505	$435	16.2%	21.2%	$978	$840	16.5%	21.1%
Aesthetics
Botox Cosmetic	United States	$449	$366	22.4%	22.4%	$862	$671	28.3%	28.3%
	International	246	218	12.9%	19.2%	474	390	21.5%	27.7%
	Total	$695	$584	18.9%	21.2%	$1,336	$1,061	25.8%	28.1%
Juvederm Collection	United States	$147	$196	(24.9)%	(24.9)%	$295	$319	(7.5)%	(7.5)%
	International	197	232	(15.0)%	(8.1)%	459	430	6.7%	13.0%
	Total	$344	$428	(19.5)%	(15.7)%	$754	$749	0.7%	4.3%
Other Aesthetics	United States	$287	$363	(20.9)%	(20.9)%	$572	$663	(13.6)%	(13.6)%
	International	45	59	(24.4)%	(20.2)%	83	102	(18.3)%	(14.3)%
	Total	$332	$422	(21.4)%	(20.8)%	$655	$765	(14.2)%	(13.7)%
Neuroscience
Botox Therapeutic	United States	$557	$488	14.2%	14.2%	$1,057	$917	15.3%	15.3%
	International	121	115	5.6%	15.6%	235	218	8.0%	16.3%
	Total	$678	$603	12.6%	14.5%	$1,292	$1,135	13.9%	15.5%
Vraylar	United States	$492	$432	13.9%	13.9%	$919	$778	18.1%	18.1%
Duodopa	United States	$26	$25	3.2%	3.2%	$50	$50	(1.2)%	(1.2)%
	International	94	102	(7.4)%	2.2%	191	206	(7.2)%	1.3%
	Total	$120	$127	(5.4)%	2.3%	$241	$256	(6.0)%	0.8%
Ubrelvy	United States	$185	$126	47.6%	47.6%	$323	$207	56.4%	56.4%
Qulipta	United States	$33	$—	n/m	n/m	$44	$—	n/m	n/m
Other Neuroscience	United States	$145	$167	(13.6)%	(13.6)%	$318	$323	(1.7)%	(1.7)%
	International	5	4	9.6%	12.9%	9	8	10.4%	12.6%
	Total	$150	$171	(12.9)%	(12.8)%	$327	$331	(1.4)%	(1.3)%

2022 Form 10-Q |	30

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2022	2021			2022	2021
Eye Care
Lumigan/Ganfort	United States	$60	$72	(17.4)%	(17.4)%	$127	$138	(8.3)%	(8.3)%
	International	70	77	(8.1)%	(0.9)%	143	154	(6.9)%	(0.1)%
	Total	$130	$149	(12.5)%	(8.7)%	$270	$292	(7.5)%	(3.9)%
Alphagan/Combigan	United States	$54	$102	(48.5)%	(48.5)%	$124	$182	(32.3)%	(32.3)%
	International	38	40	(2.3)%	6.6%	75	78	(3.1)%	6.0%
	Total	$92	$142	(35.6)%	(33.1)%	$199	$260	(23.6)%	(20.9)%
Restasis	United States	$151	$312	(51.5)%	(51.5)%	$386	$579	(33.2)%	(33.2)%
	International	17	15	14.9%	24.2%	28	28	(0.2)%	14.0%
	Total	$168	$327	(48.4)%	(48.0)%	$414	$607	(31.7)%	(31.0)%
Other Eye Care	United States	$142	$130	9.7%	9.7%	$266	$247	7.7%	7.7%
	International	185	171	7.4%	16.0%	339	330	2.6%	10.5%
	Total	$327	$301	8.4%	13.2%	$605	$577	4.8%	9.3%
Other Key Products
Mavyret	United States	$203	$204	0.2%	0.2%	$372	$374	(0.4)%	(0.4)%
	International	195	238	(18.0)%	(9.8)%	406	483	(15.9)%	(8.4)%
	Total	$398	$442	(9.7)%	(5.3)%	$778	$857	(9.1)%	(4.9)%
Creon	United States	$318	$280	13.6%	13.6%	$605	$554	9.2%	9.2%
Linzess/Constella	United States	$247	$260	(4.2)%	(4.2)%	$480	$475	1.3%	1.3%
	International	8	8	(12.5)%	(7.8)%	15	15	(3.8)%	0.7%
	Total	$255	$268	(4.5)%	(4.4)%	$495	$490	1.1%	1.2%
All other		$1,009	$1,221	(17.5)%	(16.4)%	$2,220	$2,697	(17.8)%	(16.8)%
Total net revenues		$14,583	$13,959	4.5%	6.1%	$28,121	$26,969	4.3%	5.7%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales increased by 7% for the three months and 3% for the six months ended June 30, 2022 primarily driven by market growth across therapeutic categories, partially offset by direct biosimilar competition in certain international markets. In the United States, Humira sales increased by 10% for the three months and 6% for the six months ended June 30, 2022 primarily driven by market growth across all indications and favorable pricing. This increase was partially offset by lower market share following corresponding market share gains of Skyrizi and Rinvoq. Internationally, Humira revenues decreased by 7% for the three months and 13% for the six months ended June 30, 2022 primarily driven by direct biosimilar competition in certain international markets.
Net revenues for Skyrizi increased by 88% for the three months and 78% for the six months ended June 30, 2022 primarily driven by continued strong volume and market share uptake since launch as a treatment for plaque psoriasis as well as market growth. Net revenues for the three and six months ended June 30, 2022 were also favorably impacted by recent regulatory approvals and expansion of Skyrizi for the treatment of psoriatic arthritis.
Net revenues for Rinvoq increased by 61% for the three months and 59% for the six months ended June 30, 2022 primarily driven by continued strong volume and market share uptake since launch for the treatment of moderate to severe rheumatoid arthritis as well as market growth. Net revenues for the three and six months ended June 30, 2022 were also favorably impacted by recent regulatory approvals and expansion of Rinvoq for the treatment of psoriatic arthritis, atopic dermatitis, ankylosing spondylitis and ulcerative colitis.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased by 17% for the three months and 13% for the six months ended June 30, 2022 as a result of decreased market demand and lower new patient starts in the United States. The decrease in net revenues for the six months ended June 30, 2022 was also partially offset by increased collaboration revenues.
Net revenues for Venclexta increased by 21% for the three and six months ended June 30, 2022 primarily due to continued expansion of Venclexta for the treatment of patients with chronic lymphocytic leukemia (CLL), relapsed/refractory CLL and acute myeloid leukemia.

2022 Form 10-Q |	31

Net revenues for Botox Cosmetic used in facial aesthetics increased by 21% for the three months and 28% for the six months ended June 30, 2022 due to increased consumer demand driven by targeted brand investment.
Net revenues for Juvederm Collection used in facial aesthetics decreased by 16% for the three months ended June 30, 2022 due to COVID-19 restrictions in China and suspension of aesthetic operations in Russia. Net revenues for Juvederm Collection increased 4% for the six months ended June 30, 2022 due to market growth partially offset by COVID-19 restrictions in China and suspension of aesthetic operations in Russia. In the United States, net revenues for the three and six months ended June 30, 2022 were unfavorably impacted by higher revenues in the prior year due to a one-time promotion in the three months ended June 30, 2021.
Net revenues for Botox Therapeutic used primarily in neuroscience and urology therapeutic areas increased by 14% for the three months and 15% for the six months ended June 30, 2022 due to market growth.
Net revenues for Vraylar for the treatment of schizophrenia, bipolar I disorder and bipolar depression increased by 14% for the three months and 18% for the six months ended June 30, 2022 due to higher market share and market growth.
Net revenues for Ubrelvy for the acute treatment of migraine with or without aura in adults increased by 48% for the three months and 56% for the six months ended June 30, 2022 primarily due to increased market share uptake since launch.
Net revenues for Mavyret decreased by 5% for the three and six months ended June 30, 2022 due to the continued disruption of global HCV markets due to the COVID-19 pandemic.
Gross Margin

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2022	2021	% change	2022	2021	% change
Gross margin	$10,413	$9,436	10%	$19,899	$18,233	9%
as a % of net revenues	71%	68%		71%	68%
Gross margin as a percentage of net revenues increased for the three and six months ended June 30, 2022 compared to the prior year. Gross margin percentage for the three and six months ended June 30, 2022 was favorably impacted by changes in product mix and lower amortization of intangible assets associated with the Allergan acquisition.
Selling, General and Administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2022	2021	% change	2022	2021	% change
Selling, general and administrative	$5,412	$3,164	71%	$8,539	$6,006	42%
as a % of net revenues	37%	23%		30%	22%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues increased for the three and six months ended June 30, 2022 compared to the prior year. SG&A expense percentage for the three and six months ended June 30, 2022 was unfavorably impacted by litigation reserve charges of $2.2 billion for the three months and $2.4 billion for the six months ended June 30, 2022.
Research and Development and Acquired IPR&D and Milestones

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2022	2021	% change	2022	2021	% change
Research and development	$1,609	$1,767	(9)%	$3,106	$3,434	(10)%
as a % of net revenues	11%	13%		11%	13%
Acquired IPR&D and milestones	$269	$132	>100%	$414	$317	31%
Research and development (R&D) expenses as a percentage of net revenues decreased for the three and six months ended June 30, 2022 compared to the prior year. R&D expense percentage was favorably impacted by the purchase of priority review vouchers from third parties during the three and six months ended June 30, 2021, increased scale of the combined company and synergies realized as well as lower integration costs related to the acquisition of Allergan.

2022 Form 10-Q |	32

Acquired IPR&D and milestones expense represents upfront and subsequent development milestone payments incurred prior to regulatory approval to acquire rights to in-process R&D projects through R&D collaborations, licensing arrangements or other asset acquisitions. Acquired IPR&D and milestones expense in the six months ended June 30, 2022 included a charge of $130 million as a result of acquiring Syndesi Therapeutics SA and its portfolio of novel modulators of the synaptic vesicle protein 2A, including its lead molecule SDI-118, which is being evaluated to target nerve terminals to enhance synaptic efficiency. There were no individually significant transactions during the three months ended June 30, 2022 and the three and six months ended June 30, 2021.
Other Operating Income
Other operating income for the three and six months ended June 30, 2022 included $172 million of income related to the sale of worldwide commercial rights of a mature brand Pylera, which is used for the treatment of peptic ulcers with an infection by the bacterium Helicobacter pylori. See Note 4 to the Condensed Consolidated Financial Statements for additional information. Other operating income for the three and six months ended June 30, 2021 included $68 million of income related to the sale of a biologics facility.
Other Non-Operating Expenses (Income)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Interest expense	$556	$615	$1,104	$1,247
Interest income	(24)	(9)	(33)	(19)
Interest expense, net	$532	$606	$1,071	$1,228

Net foreign exchange loss	$47	$14	$72	$23
Other expense, net	1,533	2,658	757	2,263
Interest expense, net decreased for the three and six months ended June 30, 2022 compared to the prior year primarily due to a lower average debt balance as a result of deleveraging.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $1.6 billion for the three months and $861 million for the six months ended June 30, 2022 and $2.7 billion for the three months and $2.3 billion for the six months ended June 30, 2021. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three and six months ended June 30, 2022, the change in fair value represented higher estimated Skyrizi sales driven by stronger market share uptake, partially offset by higher discount rates. For the three and six months ended June 30, 2021, the change in fair value represented higher estimated Skyrizi sales driven by stronger market share uptake, favorable Skyrizi clinical trial results and lower discount rates.
Income Tax Expense
The effective tax rate was 22% for the three months and 11% for the six months ended June 30, 2022 compared to 34% for the three months and 14% for the six months ended June 30, 2021. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities and accretion on contingent consideration. The decrease in the effective tax rate for the three and six months ended June 30, 2022 over the prior year was primarily due to differences in the company’s jurisdictional mix of earnings and accretion on contingent consideration.

2022 Form 10-Q |	33

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
(in millions)	2022	2021
Cash flows provided by (used in):
Operating activities	$9,913	$9,767
Investing activities	(1,461)	(584)
Financing activities	(9,651)	(9,058)
Operating cash flows for the six months ended June 30, 2022 increased compared to the prior year primarily due to improved results of operations resulting from revenue growth, partially offset by the timing of working capital cash flows.
Investing cash flows for the six months ended June 30, 2022 included payments made for net purchases of investment securities totaling $1.4 billion, acquisitions and investments of $394 million and capital expenditures of $305 million. Investing cash flows for the six months ended June 30, 2021 included capital expenditures of $383 million, payments made for acquisitions and investments of $345 million and net sales and maturities of investment securities totaling $9 million.
Financing cash flows for the six months ended June 30, 2022 included repayment of $2.9 billion aggregate principal amount of the company’s 3.45% senior notes. Additionally, financing cash flows included repayment of a $2.0 billion floating rate term loan due May 2025 and issuance of a new $2.0 billion floating rate term loan as part of the term loan refinancing in February 2022. Financing cash flows for the six months ended June 30, 2021 included repayment of $1.8 billion aggregate principal amount of the company’s 2.3% senior notes, €750 million aggregate principal amount of the company’s 0.5% senior euro notes and $750 million aggregate principal amount of floating rate senior notes.
Financing cash flows also included cash dividend payments of $5.0 billion for the six months ended June 30, 2022 and $4.6 billion for the six months ended June 30, 2021. The increase in cash dividend payments was primarily driven by the increase in the quarterly dividend rate.
On June 23, 2022, the company announced that its board of directors declared a quarterly cash dividend of $1.41 per share for stockholders of record at the close of business on July 15, 2022, payable on August 15, 2022. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 8 million shares for $1.1 billion during the six months ended June 30, 2022 and 5 million shares for $550 million during the six months ended June 30, 2021.
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
AbbVie currently has a $4.0 billion five-year revolving credit facility that matures in August 2024. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At June 30, 2022, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of June 30, 2022 and December 31, 2021.

2022 Form 10-Q |	34

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
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in the company’s application of its critical accounting policies during the six months ended June 30, 2022.
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
ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Chief Executive Officer, Richard A. Gonzalez, and the Chief Financial Officer, Scott T. Reents, evaluated the effectiveness of AbbVie’s disclosure controls and procedures as of the end of the period covered by this report, and concluded that AbbVie’s disclosure controls and procedures were effective to ensure that information AbbVie is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by AbbVie in the reports that it files or submits under the Exchange Act is accumulated and communicated to AbbVie’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

2022 Form 10-Q |	35

INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended June 30, 2022.
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

2022 Form 10-Q |	36

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	28,809	(1)	$162.39	(1)	—	$1,393,714,917
May 1, 2022 - May 31, 2022	839	(1)	$151.92	(1)	—	$1,393,714,917
June 1, 2022 - June 30, 2022	989	(1)	$146.78	(1)	—	$1,393,714,917
Total	30,637	(1)	$161.60	(1)	—	$1,393,714,917

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 28,809 in April; 839 in May; and 989 in June.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2022 Form 10-Q |	37

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.6	AbbVie Non-Employee Directors’ Fee Plan, as amended and restated*

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 4, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2022 Form 10-Q |	38

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Scott T. Reents
Scott T. Reents
Senior Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2022

2022 Form 10-Q |	39