Form 10-Q
period 2022-09-30
AbbVie Inc.
filed 2022-11-04
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
As of October 26, 2022, AbbVie Inc. had 1,768,480,508 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net revenues	$14,812	$14,342	$42,933	$41,311

Cost of products sold	5,022	4,390	13,244	13,126
Selling, general and administrative	3,304	3,083	11,843	9,089
Research and development	1,614	1,661	4,720	5,095
Acquired IPR&D and milestones	40	402	454	719
Other operating expense, net	229	500	57	432
Total operating costs and expenses	10,209	10,036	30,318	28,461
Operating earnings	4,603	4,306	12,615	12,850

Interest expense, net	497	585	1,568	1,813
Net foreign exchange loss	36	12	108	35
Other expense (income), net	(330)	21	427	2,284
Earnings before income tax expense	4,400	3,688	10,512	8,718
Income tax expense	448	508	1,139	1,214
Net earnings	3,952	3,180	9,373	7,504
Net earnings attributable to noncontrolling interest	3	1	10	6
Net earnings attributable to AbbVie Inc.	$3,949	$3,179	$9,363	$7,498

Per share data
Basic earnings per share attributable to AbbVie Inc.	$2.22	$1.78	$5.26	$4.21
Diluted earnings per share attributable to AbbVie Inc.	$2.21	$1.78	$5.24	$4.19

Weighted-average basic shares outstanding	1,771	1,770	1,771	1,769
Weighted-average diluted shares outstanding	1,776	1,777	1,777	1,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net earnings	$3,952	$3,180	$9,373	$7,504

Foreign currency translation adjustments, net of tax expense (benefit) of $(11) for the three months and $(30) for the nine months ended September 30, 2022 and $(8) for the three months and $(32) for the nine months ended September 30, 2021	(989)	(361)	(2,043)	(794)
Net investment hedging activities, net of tax expense (benefit) of $165 for the three months and $348 for the nine months ended September 30, 2022 and $51 for the three months and $123 for the nine months ended September 30, 2021	599	184	1,265	444
Pension and post-employment benefits, net of tax expense (benefit) of $14 for the three months and $35 for the nine months ended September 30, 2022 and $17 for the three months and $50 for the nine months ended September 30, 2021	60	67	136	196
Cash flow hedging activities, net of tax expense (benefit) of $14 for the three months and $17 for the nine months ended September 30, 2022 and $13 for the three months and $16 for the nine months ended September 30, 2021	83	57	98	115
Other comprehensive loss	(247)	(53)	(544)	(39)
Comprehensive income	3,705	3,127	8,829	7,465
Comprehensive income attributable to noncontrolling interest	3	1	10	6
Comprehensive income attributable to AbbVie Inc.	$3,702	$3,126	$8,819	$7,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and equivalents	$11,832	$9,746
Short-term investments	47	84
Accounts receivable, net	10,743	9,977
Inventories	3,172	3,128
Prepaid expenses and other	4,570	4,993
Total current assets	30,364	27,928

Investments	235	277
Property and equipment, net	4,893	5,110
Intangible assets, net	68,725	75,951
Goodwill	31,726	32,379
Other assets	5,382	4,884
Total assets	$141,325	$146,529

Liabilities and Equity
Current liabilities
Short-term borrowings	$10	$14
Current portion of long-term debt and finance lease obligations	9,197	12,481
Accounts payable and accrued liabilities	23,505	22,699
Total current liabilities	32,712	35,194

Long-term debt and finance lease obligations	60,399	64,189
Deferred income taxes	1,972	3,009
Other long-term liabilities	30,215	28,701

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,812,973,038 shares issued as of September 30, 2022 and 1,803,195,293 as of December 31, 2021	18	18
Common stock held in treasury, at cost, 44,572,117 shares as of September 30, 2022 and 34,857,597 as of December 31, 2021	(4,590)	(3,143)
Additional paid-in capital	19,056	18,305
Retained earnings	4,953	3,127
Accumulated other comprehensive loss	(3,443)	(2,899)
Total stockholders' equity	15,994	15,408
Noncontrolling interest	33	28
Total equity	16,027	15,436

Total liabilities and equity	$141,325	$146,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at June 30, 2021	1,767	$18	$(3,022)	$17,936	$740	$(3,103)	$25	$12,594
Net earnings attributable to AbbVie Inc.	—	—	—	—	3,179	—	—	3,179
Other comprehensive loss, net of tax	—	—	—	—	—	(53)	—	(53)
Dividends declared	—	—	—	—	(2,319)	—	—	(2,319)
Purchases of treasury stock	—	—	(6)	—	—	—	—	(6)
Stock-based compensation plans and other	1	—	8	172	—	—	—	180
Change in noncontrolling interest	—	—	—	—	—	—	2	2
Balance at September 30, 2021	1,768	$18	$(3,020)	$18,108	$1,600	$(3,156)	$27	$13,577

Balance at June 30, 2022	1,768	$18	$(4,591)	$18,906	$3,516	$(3,196)	$35	$14,688
Net earnings attributable to AbbVie Inc.	—	—	—	—	3,949	—	—	3,949
Other comprehensive loss, net of tax	—	—	—	—	—	(247)	—	(247)
Dividends declared	—	—	—	—	(2,512)	—	—	(2,512)
Purchases of treasury stock	—	—	(4)	—	—	—	—	(4)
Stock-based compensation plans and other	—	—	5	150	—	—	—	155
Change in noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2022	1,768	$18	$(4,590)	$19,056	$4,953	$(3,443)	$33	$16,027

Balance at December 31, 2020	1,765	$18	$(2,264)	$17,384	$1,055	$(3,117)	$21	$13,097
Net earnings attributable to AbbVie Inc.	—	—	—	—	7,498	—	—	7,498
Other comprehensive loss, net of tax	—	—	—	—	—	(39)	—	(39)
Dividends declared	—	—	—	—	(6,953)	—	—	(6,953)
Purchases of treasury stock	(7)	—	(803)	—	—	—	—	(803)
Stock-based compensation plans and other	10	—	47	724	—	—	—	771
Change in noncontrolling interest	—	—	—	—	—	—	6	6
Balance at September 30, 2021	1,768	$18	$(3,020)	$18,108	$1,600	$(3,156)	$27	$13,577

Balance at December 31, 2021	1,768	$18	$(3,143)	$18,305	$3,127	$(2,899)	$28	$15,436
Net earnings attributable to AbbVie Inc.	—	—	—	—	9,363	—	—	9,363
Other comprehensive loss, net of tax	—	—	—	—	—	(544)	—	(544)
Dividends declared	—	—	—	—	(7,537)	—	—	(7,537)
Purchases of treasury stock	(10)	—	(1,483)	—	—	—	—	(1,483)
Stock-based compensation plans and other	10	—	36	751	—	—	—	787
Change in noncontrolling interest	—	—	—	—	—	—	5	5
Balance at September 30, 2022	1,768	$18	$(4,590)	$19,056	$4,953	$(3,443)	$33	$16,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in millions) (brackets denote cash outflows)	2022	2021
Cash flows from operating activities
Net earnings	$9,373	$7,504
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	582	630
Amortization of intangible assets	5,728	5,912
Deferred income taxes	(1,415)	(153)
Change in fair value of contingent consideration liabilities	647	2,447
Stock-based compensation	539	563
Acquired IPR&D and milestones	454	719
Other charges related to collaborations	—	500
Gain on divestitures	(172)	(68)
Non-cash litigation reserve adjustments, net of cash payments	2,261	21
Impairment of intangible assets	770	50
Other, net	(151)	(185)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,039)	(572)
Inventories	(516)	(30)
Prepaid expenses and other assets	(60)	(462)
Accounts payable and other liabilities	330	1,454
Income tax assets and liabilities, net	184	(628)
Cash flows from operating activities	17,515	17,702

Cash flows from investing activities
Acquisitions and investments	(494)	(837)
Acquisitions of property and equipment	(482)	(600)
Purchases of investment securities	(1,428)	(73)
Sales and maturities of investment securities	1,460	88
Other, net	769	223
Cash flows from investing activities	(175)	(1,199)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,000	1,000
Repayments of long-term debt and finance lease obligations	(7,582)	(5,662)
Dividends paid	(7,537)	(6,947)
Purchases of treasury stock	(1,483)	(803)
Proceeds from the exercise of stock options	209	169
Payments of contingent consideration liabilities	(817)	(480)
Other, net	41	22
Cash flows from financing activities	(15,169)	(12,701)
Effect of exchange rate changes on cash and equivalents	(85)	(69)
Net change in cash and equivalents	2,086	3,733
Cash and equivalents, beginning of period	9,746	8,449

Cash and equivalents, end of period	$11,832	$12,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

2022 Form 10-Q |	5

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
During the three months ended March 31, 2022, AbbVie revised its classification of development milestone expense associated with licensing and collaboration arrangements in the consolidated statement of earnings. Milestone payments incurred prior to regulatory approval, which were previously included in research and development expense, are now presented as acquired IPR&D and milestones expense. The reclassification decreased research and development expense and increased acquired IPR&D and milestones expense by $12 million for the three months and $162 million for the nine months ended September 30, 2021. The company believes this presentation assists users of the financial statements to better understand the total upfront and subsequent development milestone payments incurred to acquire in-process research and development projects. Prior periods have been reclassified to conform to the current period presentation. The reclassification had no impact on total operating costs and expenses, operating earnings, net earnings, net earnings attributable to AbbVie, Inc., earnings per share, or total equity. Certain other reclassifications were made to conform the prior period interim condensed consolidated financial statements to the current period presentation.
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Interest expense	$560	$596	$1,664	$1,843
Interest income	(63)	(11)	(96)	(30)
Interest expense, net	$497	$585	$1,568	$1,813
Inventories

(in millions)	September 30, 2022	December 31, 2021
Finished goods	$903	$932
Work-in-process	1,309	1,193
Raw materials	960	1,003
Inventories	$3,172	$3,128

2022 Form 10-Q |	6

Property and Equipment, Net

(in millions)	September 30, 2022	December 31, 2021
Property and equipment, gross	$10,679	$10,727
Accumulated depreciation	(5,786)	(5,617)
Property and equipment, net	$4,893	$5,110
Depreciation expense was $181 million for the three months and $582 million for the nine months ended September 30, 2022 and $223 million for the three months and $630 million for the nine months ended September 30, 2021.
Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Basic EPS
Net earnings attributable to AbbVie Inc.	$3,949	$3,179	$9,363	$7,498
Earnings allocated to participating securities	18	21	43	53
Earnings available to common shareholders	$3,931	$3,158	$9,320	$7,445
Weighted-average basic shares outstanding	1,771	1,770	1,771	1,769
Basic earnings per share attributable to AbbVie Inc.	$2.22	$1.78	$5.26	$4.21

Diluted EPS
Net earnings attributable to AbbVie Inc.	$3,949	$3,179	$9,363	$7,498
Earnings allocated to participating securities	18	21	43	53
Earnings available to common shareholders	$3,931	$3,158	$9,320	$7,445
Weighted-average shares of common stock outstanding	1,771	1,770	1,771	1,769
Effect of dilutive securities	5	7	6	7
Weighted-average diluted shares outstanding	1,776	1,777	1,777	1,776
Diluted earnings per share attributable to AbbVie Inc.	$2.21	$1.78	$5.24	$4.19
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Cash outflows related to acquisitions and investments totaled $494 million for the nine months ended September 30, 2022 and $837 million for the nine months ended September 30, 2021. AbbVie recorded acquired IPR&D and milestones expense of $40 million for the three months and $454 million for the nine months ended September 30, 2022 and $402 million for the three months and $719 million for the nine months ended September 30, 2021.
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
DJS Antibodies Ltd
Subsequent to September 30, 2022, AbbVie entered into an agreement to acquire DJS Antibodies Ltd (DJS) including its lead program DJS-002 and proprietary HEPTAD platform. DJS-002 is an LPAR1 antagonist antibody currently in preclinical studies for the treatment of Idiopathic Pulmonary Fibrosis and other fibrotic diseases. HEPTAD platform is a potential novel approach to antibody discovery with specific capabilities targeting transmembrane protein targets. Under the terms of the agreement, AbbVie will make an upfront payment of approximately $255 million plus additional future payments of up to $95 million upon achievement of certain development milestones.
Calico Life Sciences LLC
In July 2021, AbbVie and Calico Life Sciences LLC (Calico) entered into an extension of their collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. This is the second collaboration extension and builds on the partnership established in 2014 and extended in 2018. Under the terms of the agreement, AbbVie and Calico will each contribute an additional $500 million and the term is extended for an additional three years. AbbVie’s contribution is payable in two equal installments beginning in 2023. Calico will be responsible for research and early development until 2025 and will advance collaboration projects into Phase 2a through 2030. Following completion of the Phase 2a studies, AbbVie will have the option to exclusively license the collaboration compounds. Upon exercise, AbbVie would be responsible for late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both parties post option exercise. During the third quarter of 2021, AbbVie recorded $500 million as other operating expense in the condensed consolidated statement of earnings related to its commitments under the agreement.
TeneoOne and TNB-383B
In September 2021, AbbVie acquired TeneoOne, an affiliate of Teneobio, Inc., and TNB-383B, a BCMA-targeting immunotherapeutic for the potential treatment of relapsed or refractory multiple myeloma (R/R MM). In February 2019, AbbVie and TeneoOne entered a strategic transaction to develop and commercialize TNB-383B, a bispecific antibody that simultaneously targets BCMA and CD3 and is designed to direct the body's own immune system to target and kill BCMA-expressing tumor cells. AbbVie exercised its exclusive right to acquire TeneoOne and TNB-383B based on an interim analysis of an ongoing Phase 1 study and accounted for the transaction as an asset acquisition. Under the terms of the agreement, AbbVie made an exercise payment of $400 million which was recorded to acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the third quarter of 2021. The agreement also included additional payments of up to $250 million upon the achievement of certain development, regulatory and commercial milestones.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended September 30, 2022 and 2021.
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

2022 Form 10-Q |	8

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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
United States - Janssen's share of profits (included in cost of products sold)	$398	$518	$1,210	$1,497
International - AbbVie's share of profits (included in net revenues)	286	265	868	816
Global - AbbVie's share of other costs (included in respective line items)	63	76	196	220
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $296 million at September 30, 2022 and $294 million at December 31, 2021. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $379 million at September 30, 2022 and $509 million at December 31, 2021.
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
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Genentech's share of profits, including royalties (included in cost of products sold)	$204	$187	$578	$514
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	10	10	27	29
AbbVie's share of development costs (included in R&D)	29	34	87	110

2022 Form 10-Q |	9

Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2021	$32,379
Foreign currency translation adjustments	(653)
Balance as of September 30, 2022	$31,726
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of September 30, 2022, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	September 30, 2022			December 31, 2021
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$87,313	$(23,368)	$63,945	$88,945	$(18,463)	$70,482
License agreements	8,486	(4,376)	4,110	8,487	(3,688)	4,799
Total definite-lived intangible assets	95,799	(27,744)	68,055	97,432	(22,151)	75,281
Indefinite-lived intangible assets	670	—	670	670	—	670
Total intangible assets, net	$96,469	$(27,744)	$68,725	$98,102	$(22,151)	$75,951
Definite-Lived Intangible Assets
Amortization expense was $2.0 billion for the three months and $5.7 billion for the nine months ended September 30, 2022 and $1.9 billion for the three months and $5.9 billion for the nine months ended September 30, 2021. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
In September 2022, the company made a strategic decision to reduce ongoing sales and marketing investment related to Vuity, an on-market product to treat presbyopia. This strategic decision contributed to a significant decrease in the estimated future cash flows for the product and represented a triggering event which required the company to evaluate the underlying definite lived-intangible asset for impairment. The company utilized a discounted cash flow analysis to estimate the fair value of the intangible asset resulting in a full impairment of both the gross and net carrying amount. Based on the revised cash flows, the company recorded a pre-tax impairment charge of $770 million to cost of products sold in the condensed consolidated statement of earnings for the third quarter of 2022.
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

2022 Form 10-Q |	10

The following table summarizes the charges (benefits) associated with the Allergan acquisition integration plan:

	Severance and employee benefits				Other integration
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Cost of products sold	$—	$2	$(4)	$8	$24	$44	$85	$84
Research and development	1	—	2	—	3	18	12	87
Selling, general and administrative	4	18	4	47	84	88	230	213
Total charges	$5	$20	$2	$55	$111	$150	$327	$384
The following table summarizes the cash activity in the recorded liability associated with the Allergan integration plan for the nine months ended September 30, 2022:

(in millions)	Severance and employee benefits	Other integration
Accrued balance as of December 31, 2021	$222	$33
Charges	2	316
Payments and other adjustments	(107)	(343)
Accrued balance as of September 30, 2022	$117	$6
Other Restructuring
AbbVie recorded restructuring charges of $50 million for the three months and $143 million for the nine months ended September 30, 2022 and $13 million for the three months and $56 million for the nine months ended September 30, 2021.
The following table summarizes the cash activity in the restructuring reserve for the nine months ended September 30, 2022:

(in millions)
Accrued balance as of December 31, 2021	$33
Restructuring charges	112
Payments and other adjustments	(25)
Accrued balance as of September 30, 2022	$120
Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.8 billion at September 30, 2022 and $1.1 billion at December 31, 2021, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of September 30, 2022 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
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

2022 Form 10-Q |	11

The company is a party to interest rate swap contracts designated as cash flow hedges with notional amounts totaling $750 million at September 30, 2022 and December 31, 2021. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. Realized and unrealized gains or losses are included in AOCI and are reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $6.8 billion at September 30, 2022 and $8.2 billion at December 31, 2021.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €4.5 billion at September 30, 2022 and €4.3 billion at December 31, 2021. The company also had an aggregate principal amount of senior Euro notes designated as net investment hedges of €5.9 billion at September 30, 2022 and December 31, 2021. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $4.5 billion at September 30, 2022 and December 31, 2021. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	September 30, 2022	December 31, 2021	Balance sheet caption	September 30, 2022	December 31, 2021
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$153	$51	Accounts payable and accrued liabilities	$9	$2
Designated as cash flow hedges	Other assets	1	—	Other long-term liabilities	—	—
Designated as net investment hedges	Prepaid expenses and other	70	149	Accounts payable and accrued liabilities	—	—
Designated as net investment hedges	Other assets	283	15	Other long-term liabilities	—	—
Not designated as hedges	Prepaid expenses and other	60	26	Accounts payable and accrued liabilities	86	13
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other	2	—	Accounts payable and accrued liabilities	—	7
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	21	—
Designated as fair value hedges	Other assets	—	26	Other long-term liabilities	393	15
Total derivatives		$569	$267		$509	$37
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

2022 Form 10-Q |	12

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Foreign currency forward exchange contracts
Designated as cash flow hedges	$124	$43	$171	$67
Designated as net investment hedges	362	101	748	186
Interest rate swap contracts designated as cash flow hedges	—	(1)	6	—
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $150 million into cost of products sold for foreign currency cash flow hedges, pre-tax gains of $2 million into interest expense, net for interest rate swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive loss pre-tax gains of $431 million for three months and pre-tax gains of $932 million for the nine months ended September 30, 2022 and pre-tax gains of $141 million for the three months and pre-tax gains of $397 million for the nine months ended September 30, 2021.
The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Statement of earnings caption	2022	2021	2022	2021
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$21	$(28)	$47	$(62)
Designated as net investment hedges	Interest expense, net	29	7	67	16
Not designated as hedges	Net foreign exchange loss	(121)	(25)	(285)	(53)
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	6	18	18
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	—	(6)	(3)	(20)
Designated as fair value hedges	Interest expense, net	(141)	(5)	(424)	(73)
Debt designated as hedged item in fair value hedges	Interest expense, net	141	5	424	73
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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2022:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$11,832	$4,303	$7,529	$—
Money market funds and time deposits	36	—	36	—
Debt securities	31	—	31	—
Equity securities	72	50	22	—
Interest rate swap contracts	2	—	2	—
Foreign currency contracts	567	—	567	—
Total assets	$12,540	$4,353	$8,187	$—
Liabilities
Interest rate swap contracts	$414	$—	$414	$—
Foreign currency contracts	95	—	95	—
Contingent consideration	14,556	—	—	14,556
Total liabilities	$15,065	$—	$509	$14,556
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

2022 Form 10-Q |	14

achieving the milestones, time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period.
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	September 30, 2022		December 31, 2021
(in millions)	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	4.1% - 5.5%	5.0%	0.2%- 2.6%	1.7%
Probability of payment for unachieved milestones	89% - 100%	91%	89% - 100%	90%
Probability of payment for royalties by indication(b)	56% - 100%	98%	56% - 100%	96%
Projected year of payments	2022 - 2034	2027	2022 - 2034	2027
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excluding approved indications, the estimated probability of payment ranged from 56% to 89% at September 30, 2022 and December 31, 2021.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Nine months ended September 30,
(in millions)	2022	2021
Beginning balance	$14,887	$12,997
Change in fair value recognized in net earnings	647	2,447
Payments	(978)	(525)
Ending balance	$14,556	$14,919
The change in fair value recognized in net earnings is recorded in other expense (income), net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of September 30, 2022 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$10	$10	$—	$10	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	9,215	9,191	9,071	120	—
Long-term debt and finance lease obligations, excluding fair value hedges	60,740	53,834	53,093	741	—
Total liabilities	$69,965	$63,035	$62,164	$871	$—

2022 Form 10-Q |	15

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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $143 million as of September 30, 2022 and $149 million as of December 31, 2021. No significant cumulative upward or downward adjustments have been recorded for these investments as of September 30, 2022.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 79% as of September 30, 2022 and 75% as of December 31, 2021, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.
Humira (adalimumab) is AbbVie’s single largest product and accounted for approximately 36% of AbbVie’s total net revenues for the nine months ended September 30, 2022 and 37% for the nine months ended September 30, 2021.
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
In July 2022, the company repaid $1.7 billion aggregate principal amount of 3.25% senior notes that were scheduled to mature in October 2022. This repayment was made by exercising, under the terms of the notes, 90-day early redemption at 100% of the principal amount.
In September 2022, the company repaid $1.0 billion aggregate principal amount of 3.2% senior notes that were scheduled to mature in November 2022. This payment was made by exercising, under the terms of the notes, 60-day early redemption at 100% of the principal amount.
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

2022 Form 10-Q |	16

Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$113	$110	$342	$331	$13	$12	$38	$36
Interest cost	74	59	223	177	6	5	18	14
Expected return on plan assets	(177)	(166)	(536)	(498)	—	—	—	—
Amortization of prior service cost (credit)	1	1	2	2	(10)	(10)	(29)	(29)
Amortization of actuarial loss	57	72	173	217	7	8	20	24
Net periodic benefit cost	$68	$76	$204	$229	$16	$15	$47	$45
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
Note 10 Equity

Stock-Based Compensation
In May 2021, stockholders of the company approved the AbbVie Amended and Restated 2013 Incentive Stock Program (the Amended Plan), which amends and restates the AbbVie 2013 Incentive Stock Program. Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the Amended Plan and is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Cost of products sold	$8	$9	$33	$39
Research and development	47	47	194	181
Selling, general and administrative	71	79	312	343
Pre-tax compensation expense	126	135	539	563
Tax benefit	25	27	102	101
After-tax compensation expense	$101	$108	$437	$462
Stock Options
During the nine months ended September 30, 2022, primarily in connection with the company's annual grant, AbbVie granted 0.9 million stock options with a weighted-average grant-date fair value of $22.83. As of September 30, 2022, $8 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the nine months ended September 30, 2022, primarily in connection with the company's annual grant, AbbVie granted 5.9 million RSUs and performance shares with a weighted-average grant-date fair value of $146.30. As of September 30, 2022, $692 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

2022 Form 10-Q |	17

Cash Dividends
The following table summarizes quarterly cash dividends declared during 2022 and 2021:

2022			2021
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/28/22	02/15/23	$1.48	10/29/21	02/15/22	$1.41
09/09/22	11/15/22	$1.41	09/10/21	11/15/21	$1.30
06/23/22	08/15/22	$1.41	06/17/21	08/16/21	$1.30
02/17/22	05/16/22	$1.41	02/18/21	05/14/21	$1.30
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
AbbVie repurchased 8 million shares for $1.1 billion during the nine months ended September 30, 2022 and 5 million shares for $550 million during the nine months ended September 30, 2021. AbbVie's remaining stock repurchase authorization was approximately $1.4 billion as of September 30, 2022.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2022:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2021	$(570)	$(91)	$(2,546)	$308	$(2,899)
Other comprehensive income (loss) before reclassifications	(2,043)	1,318	6	151	(568)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(53)	130	(53)	24
Net current-period other comprehensive income (loss)	(2,043)	1,265	136	98	(544)
Balance as of September 30, 2022	$(2,613)	$1,174	$(2,410)	$406	$(3,443)
Other comprehensive loss for the nine months ended September 30, 2022 included foreign currency translation adjustments totaling a loss of $2.0 billion and the offsetting impact of net investment hedging activities totaling a gain of $1.3 billion, which were principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets.
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

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
(in millions) (brackets denote gains)	2022	2021	2022	2021
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(29)	$(7)	$(67)	$(16)
Tax expense	6	1	14	3
Total reclassifications, net of tax	$(23)	$(6)	$(53)	$(13)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$55	$71	$166	$214
Tax benefit	(12)	(15)	(36)	(45)
Total reclassifications, net of tax	$43	$56	$130	$169
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(c)	$(21)	$28	$(47)	$62
Gains on treasury rate lock agreements(a)	(6)	(6)	(18)	(18)
Losses on interest rate swap contracts(a)	—	6	3	20
Tax expense (benefit)	4	(4)	9	(9)
Total reclassifications, net of tax	$(23)	$24	$(53)	$55
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 10% for the three months and 11% for the nine months ended September 30, 2022 compared to 14% for the three and nine months ended September 30, 2021. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities and accretion on contingent consideration. The decrease in the effective tax rate for the three and nine months ended September 30, 2022 over the prior year was primarily due to differences in the company’s jurisdictional mix of earnings, accretion on contingent consideration, and acquired IPR&D and milestones.
Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $141 million.
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

2022 Form 10-Q |	19

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
In August 2019, direct purchasers of AndroGel filed a lawsuit, King Drug Co. of Florence, Inc., et al. v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that 2006 patent litigation settlements and related agreements by Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) with three generic companies violated federal antitrust law, and also alleging that 2011 patent litigation by Abbott with two generic companies regarding AndroGel was sham litigation and the settlements of those litigations violated federal antitrust law. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. In May 2020, Perrigo Company and related entities filed a lawsuit against AbbVie and others, alleging that Abbott’s 2011 AndroGel patent lawsuit filed against Perrigo was sham litigation. In September 2021, the United States District Court for the District of New Jersey granted AbbVie's motion for judgment on the pleadings in the Perrigo lawsuit, dismissing it with prejudice. The United States Court of Appeals for the Third Circuit affirmed that dismissal in July 2022 and denied Perrigo’s petition for rehearing in August 2022.
Between March and May 2019, 12 putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois by indirect Humira purchasers, alleging that AbbVie’s settlements with biosimilar manufacturers and AbbVie’s Humira patent portfolio violated state and federal antitrust laws. The court consolidated these lawsuits as In re: Humira (Adalimumab) Antitrust Litigation. In June 2020, the court dismissed the consolidated litigation with prejudice. In August 2022, the United States Court of Appeals for the Seventh Circuit affirmed that dismissal.
Lawsuits are pending against Forest Laboratories, LLC, an AbbVie subsidiary, and others generally alleging that 2009 and 2010 patent litigation settlements involving Namenda entered into between Forest and generic companies and other conduct by Forest involving Namenda, violated state antitrust, unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. The lawsuits, purported class actions filed by indirect purchasers of Namenda, are consolidated as In re: Namenda Indirect Purchaser Antitrust Litigation in the United States District Court for the Southern District of New York. In October 2022, the parties reached an agreement in principle to settle this matter.
Lawsuits are pending against Allergan Inc., an Allergan subsidiary, generally alleging that Allergan’s petitioning to the U.S. Patent Office and Food and Drug Administration and other conduct by Allergan involving Restasis violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages, injunctive relief and attorneys’ fees. The lawsuits, certified as a class action filed on behalf of indirect purchasers of Restasis, are consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York under the MDL Rules as In re: Restasis (Cyclosporine Ophthalmic Emulsion) Antitrust Litigation, MDL No. 2819. In August 2022, the court granted final approval to the parties’ agreement to settle this matter.
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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 3,083 matters are pending against Allergan. The federal court cases are consolidated for

2022 Form 10-Q |	20

pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 284 matters are pending in various state courts. The plaintiffs in these cases, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Allergan has previously reached settlements with certain states, counties, and cities. Allergan is engaged in negotiations with representatives for the remaining states, counties, cities, other municipal entities and Native American tribes regarding a potential settlement, with payments likely to be made over a number of years. While negotiations are on-going and definitive terms have not been reached, a framework for an agreement exists, including an estimate of a potential settlement amount based on maximum participation in the potential settlement. AbbVie recorded a charge of $2.1 billion to selling, general and administrative expense in the consolidated statement of earnings in the second quarter of 2022 related to this potential settlement.
In July 2019, the New Mexico Attorney General filed a lawsuit, State of New Mexico ex rel. Balderas v. AbbVie Inc., et al., in New Mexico District Court for Santa Fe County against AbbVie and other companies alleging their marketing of AndroGel violated New Mexico’s Unfair Practices Act. In October 2020, the state added a claim under the New Mexico False Advertising Act. In August 2022, the parties finalized their settlement of this matter.
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

2022 Form 10-Q |	21

governments declined to intervene in the lawsuit. In August 2022, the United States Court of Appeals reversed the district court’s denial of Allergan’s motion to dismiss the case.
Intellectual Property Litigation
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib tablets (a drug Pharmacyclics sells under the trademark Imbruvica). Cases were filed in the United States District Court for the District of Delaware in March 2019 against Alvogen Pine Brook LLC and Natco Pharma Ltd.. In August 2021, the court issued a decision holding all asserted patents infringed and valid. The judgment precludes Defendants from obtaining regulatory approval and launching until the last patent expires in 2036. On August 30, 2021, Defendants appealed. An appellate hearing occurred in October 2022. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of Imbruvica, is the co-plaintiff in these suits.
AbbVie Inc. is seeking to enforce patent rights relating to venetoclax (a drug sold under the trademark Venclexta). Litigation was filed in the United States District Court for the District of Delaware in July 2020 against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc.: and Alembic Pharmaceuticals Ltd., Alembic Pharmaceuticals, Inc., and Alembic Global Holdings SA. AbbVie alleges defendants’ proposed generic venetoclax products infringe certain patents and seeks declaratory and injunctive relief. Genentech, Inc., which is in a global collaboration with AbbVie concerning the development and marketing of Venclexta, is the co-plaintiff in this suit.

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
The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2022	2021	2022	2021
Immunology
Humira	United States	$4,956	$4,613	$13,613	$12,777
	International	603	812	2,045	2,583
	Total	$5,559	$5,425	$15,658	$15,360
Skyrizi	United States	$1,221	$679	$3,081	$1,725
	International	176	117	508	319
	Total	$1,397	$796	$3,589	$2,044
Rinvoq	United States	$505	$348	$1,228	$889
	International	190	105	524	245
	Total	$695	$453	$1,752	$1,134
Hematologic Oncology
Imbruvica	United States	$849	$1,109	$2,585	$3,207
	Collaboration revenues	286	265	868	816
	Total	$1,135	$1,374	$3,453	$4,023
Venclexta	United States	$259	$237	$740	$685
	International	256	255	753	647
	Total	$515	$492	$1,493	$1,332
Aesthetics
Botox Cosmetic	United States	$370	$356	$1,232	$1,027
	International	267	189	741	579
	Total	$637	$545	$1,973	$1,606
Juvederm Collection	United States	$125	$159	$420	$478
	International	227	195	686	625
	Total	$352	$354	$1,106	$1,103
Other Aesthetics	United States	$265	$305	$837	$968
	International	47	47	130	149
	Total	$312	$352	$967	$1,117
Neuroscience
Botox Therapeutic	United States	$584	$534	$1,641	$1,451
	International	115	111	350	329
	Total	$699	$645	$1,991	$1,780
Vraylar	United States	$554	$461	$1,473	$1,239
Duodopa	United States	$22	$23	$72	$73
	International	88	104	279	310
	Total	$110	$127	$351	$383
Ubrelvy	United States	$160	$162	$483	$369
Qulipta	United States	$62	$—	$106	$—
Other Neuroscience	United States	$82	$166	$400	$489
	International	5	5	14	13
	Total	$87	$171	$414	$502

2022 Form 10-Q |	23

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2022	2021	2022	2021
Eye Care
Lumigan/Ganfort	United States	$59	$63	$186	$201
	International	62	75	205	229
	Total	$121	$138	$391	$430
Alphagan/Combigan	United States	$37	$89	$161	$271
	International	36	39	111	117
	Total	$73	$128	$272	$388
Restasis	United States	$132	$305	$518	$884
	International	10	14	38	42
	Total	$142	$319	$556	$926
Other Eye Care	United States	$134	$128	$400	$375
	International	153	158	492	488
	Total	$287	$286	$892	$863
Other Key Products
Mavyret	United States	$190	$183	$562	$557
	International	193	243	599	726
	Total	$383	$426	$1,161	$1,283
Creon	United States	$336	$310	$941	$864
Linzess/Constella	United States	$262	$253	$742	$728
	International	9	8	24	23
	Total	$271	$261	$766	$751
All other		$925	$1,117	$3,145	$3,814
Total net revenues		$14,812	$14,342	$42,933	$41,311

2022 Form 10-Q |	24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of September 30, 2022 and December 31, 2021 and the results of operations for the three and nine months ended September 30, 2022 and 2021. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
Financial Results
The company's financial performance for the nine months ended September 30, 2022 included delivering worldwide net revenues of $42.9 billion, operating earnings of $12.6 billion, diluted earnings per share of $5.24 and cash flows from operations of $17.5 billion. Worldwide net revenues grew by 4% on a reported basis and 6% on a constant currency basis, reflecting growth across its immunology, neuroscience and aesthetics portfolios.
Diluted earnings per share was $5.24 for the nine months ended September 30, 2022 and included the following after-tax costs: (i) $4.8 billion related to the amortization of intangible assets; (ii) $2.0 billion for charges related to litigation matters; (iii) $657 million for the change in fair value of contingent consideration liabilities; (iv) $604 million related to intangible asset impairment; and (v) $567 million of acquisition and integration expenses. These costs were partially offset by an after-tax gain of $126 million related to the divestiture of Pylera. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
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

Recent Global Events
Russia/Ukraine
In response to the military conflict between Russia and Ukraine, the United States and other North Atlantic Treaty Organization member states, as well as certain non-member states, announced targeted economic sanctions and export controls on Russia and Belarus. These include restrictions on the export and transfer of products containing certain toxins, including Botox, to Russia and Belarus. However, AbbVie is not prohibited to continue the sale of essential pharmaceutical products to help ensure patients receive an uninterrupted supply of their medicines. In March 2022, AbbVie announced the suspension of operations for all aesthetics products in Russia. In April 2022, AbbVie also announced that all profits from the sales of essential medicines in Russia will be donated to support direct humanitarian relief efforts in Ukraine. While the company’s operations in Russia, Belarus and Ukraine are not significant, if the conflict escalates and results in broader economic and political concerns, AbbVie’s business could be adversely impacted.
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
•In September 2022, AbbVie announced that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use adopted a positive opinion recommending the approval of Skyrizi for the treatment of adults with moderately to severely active Crohn's disease who have had inadequate response, lost response or were intolerant to conventional or biologic therapy.

2022 Form 10-Q |	26

Rinvoq
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
•In July 2022, AbbVie announced its submission of a supplemental New Drug Application (sNDA) to the FDA and a marketing authorization application (MAA) to the EMA for Rinvoq for the treatment of adult patients with moderately to severely active Crohn’s disease.
•In July 2022, AbbVie announced that the EC approved Rinvoq for the treatment of adult patients with active non-radiographic axial spondyloarthritis (nr-axSpA).
•In October 2022, AbbVie announced that the FDA approved Rinvoq for the treatment of adults with active nr-axSpA with objective signs of inflammation who have had an inadequate response or intolerance to TNF blocker therapy.
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
Imbruvica
•In August 2022, AbbVie announced that the FDA approved the use of Imbruvica for the treatment of pediatric patients one year and older with chronic graft versus host disease after failure of one or more lines of systemic therapy.
•In August 2022, the National Comprehensive Cancer Network (NCCN) in the United States issued updated guidelines for the management of chronic lymphocytic leukemia (CLL) re-categorizing Imbruvica from “Preferred Regimen” to “Other Recommended Regimen”.

2022 Form 10-Q |	27

Epcoritamab
•In March 2022, Genmab A/S (Genmab) announced that the FDA granted orphan-drug designation to the investigational medicine, epcoritamab (DuoBody-CD3xCD20), for the treatment of follicular lymphoma. Genmab and AbbVie are co-developing epcoritamab and will share commercial responsibilities in the U.S. and Japan, with AbbVie responsible for further global commercialization.
•In June 2022, AbbVie and Genmab announced primary results from the large B-cell lymphoma expansion cohort in the EPCORE NHL-1 phase 2 clinical trial evaluating epcoritamab, an investigational subcutaneous bispecific antibody. In this study, epcoritamab demonstrated efficacy with durable responses in patients who had previously received at least two prior lines of anti-lymphoma therapy including chimeric antigen receptor T-cell therapy.
•In September 2022, AbbVie and Genmab submitted a biological license application to the FDA for epcoritamab for the treatment of patients with relapsed/refractory large B-cell lymphoma.
•In October 2022, AbbVie and Genmab submitted an MAA to the EMA for epcoritamab for the treatment of patients with relapsed/refractory diffuse large B-cell lymphoma.
Aesthetics
Juvederm Collection
•In February 2022, AbbVie announced that the FDA approved Juvederm Volbella XC for improvement of infraorbital hollows in adults over the age of 21.
•In August 2022, AbbVie announced the that the FDA approved Juvederm Volux XC for the improvement of jawline definition in adults over the age of 21 with moderate to severe loss of jawline definition.
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

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2022	2021			2022	2021
United States	$11,763	$11,279	4.3%	4.3%	$33,521	$31,833	5.3%	5.3%
International	3,049	3,063	(0.4)%	9.6%	9,412	9,478	(0.7)%	6.7%
Net revenues	$14,812	$14,342	3.3%	5.4%	$42,933	$41,311	3.9%	5.6%

2022 Form 10-Q |	29

The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2022	2021			2022	2021
Immunology
Humira	United States	$4,956	$4,613	7.4%	7.4%	$13,613	$12,777	6.5%	6.5%
	International	603	812	(25.9)%	(16.8)%	2,045	2,583	(20.9)%	(14.3)%
	Total	$5,559	$5,425	2.5%	3.9%	$15,658	$15,360	1.9%	3.0%
Skyrizi	United States	$1,221	$679	79.8%	79.8%	$3,081	$1,725	78.6%	78.6%
	International	176	117	50.1%	70.0%	508	319	59.3%	75.1%
	Total	$1,397	$796	75.4%	78.3%	$3,589	$2,044	75.6%	78.1%
Rinvoq	United States	$505	$348	44.7%	44.7%	$1,228	$889	38.0%	38.0%
	International	190	105	82.9%	>100.0%	524	245	>100.0%	>100.0%
	Total	$695	$453	53.5%	59.3%	$1,752	$1,134	54.5%	59.3%
Hematologic Oncology
Imbruvica	United States	$849	$1,109	(23.5)%	(23.5)%	$2,585	$3,207	(19.4)%	(19.4)%
	Collaboration revenues	286	265	7.6%	7.6%	868	816	6.3%	6.3%
	Total	$1,135	$1,374	(17.4)%	(17.4)%	$3,453	$4,023	(14.2)%	(14.2)%
Venclexta	United States	$259	$237	9.2%	9.2%	$740	$685	8.1%	8.1%
	International	256	255	0.1%	13.2%	753	647	16.2%	27.3%
	Total	$515	$492	4.5%	11.3%	$1,493	$1,332	12.1%	17.5%
Aesthetics
Botox Cosmetic	United States	$370	$356	4.1%	4.1%	$1,232	$1,027	20.0%	20.0%
	International	267	189	41.0%	54.5%	741	579	27.9%	36.8%
	Total	$637	$545	16.9%	21.6%	$1,973	$1,606	22.8%	26.0%
Juvederm Collection	United States	$125	$159	(21.9)%	(21.9)%	$420	$478	(12.3)%	(12.3)%
	International	227	195	16.9%	27.7%	686	625	9.9%	17.6%
	Total	$352	$354	(0.6)%	5.3%	$1,106	$1,103	0.3%	4.6%
Other Aesthetics	United States	$265	$305	(13.1)%	(13.1)%	$837	$968	(13.4)%	(13.4)%
	International	47	47	(0.8)%	8.3%	130	149	(12.8)%	(7.2)%
	Total	$312	$352	(11.4)%	(10.2)%	$967	$1,117	(13.4)%	(12.7)%
Neuroscience
Botox Therapeutic	United States	$584	$534	9.2%	9.2%	$1,641	$1,451	13.1%	13.1%
	International	115	111	3.6%	14.2%	350	329	6.5%	15.0%
	Total	$699	$645	8.2%	10.0%	$1,991	$1,780	11.9%	13.5%
Vraylar	United States	$554	$461	20.1%	20.1%	$1,473	$1,239	18.9%	18.9%
Duodopa	United States	$22	$23	(4.9)%	(4.9)%	$72	$73	(2.4)%	(2.4)%
	International	88	104	(15.0)%	(2.6)%	279	310	(9.8)%	—%
	Total	$110	$127	(13.1)%	(3.0)%	$351	$383	(8.4)%	(0.5)%
Ubrelvy	United States	$160	$162	(1.4)%	(1.4)%	$483	$369	31.0%	31.0%
Qulipta	United States	$62	$—	n/m	n/m	$106	$—	n/m	n/m
Other Neuroscience	United States	$82	$166	(50.5)%	(50.5)%	$400	$489	(18.3)%	(18.3)%
	International	5	5	10.2%	14.1%	14	13	10.3%	13.1%
	Total	$87	$171	(49.0)%	(48.9)%	$414	$502	(17.6)%	(17.5)%

2022 Form 10-Q |	30

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2022	2021			2022	2021
Eye Care
Lumigan/Ganfort	United States	$59	$63	(4.4)%	(4.4)%	$186	$201	(7.1)%	(7.1)%
	International	62	75	(18.7)%	(8.7)%	205	229	(10.8)%	(2.9)%
	Total	$121	$138	(12.2)%	(6.7)%	$391	$430	(9.0)%	(4.8)%
Alphagan/Combigan	United States	$37	$89	(58.2)%	(58.2)%	$161	$271	(40.8)%	(40.8)%
	International	36	39	(8.9)%	2.9%	111	117	(5.1)%	4.9%
	Total	$73	$128	(43.0)%	(39.4)%	$272	$388	(30.0)%	(27.0)%
Restasis	United States	$132	$305	(56.7)%	(56.7)%	$518	$884	(41.3)%	(41.3)%
	International	10	14	(30.7)%	(37.7)%	38	42	(10.1)%	(2.8)%
	Total	$142	$319	(55.6)%	(55.9)%	$556	$926	(39.9)%	(39.6)%
Other Eye Care	United States	$134	$128	3.7%	3.7%	$400	$375	6.3%	6.3%
	International	153	158	(2.7)%	9.1%	492	488	0.9%	10.1%
	Total	$287	$286	0.1%	6.6%	$892	$863	3.3%	8.5%
Other Key Products
Mavyret	United States	$190	$183	3.5%	3.5%	$562	$557	0.9%	0.9%
	International	193	243	(20.6)%	(10.3)%	599	726	(17.5)%	(9.1)%
	Total	$383	$426	(10.2)%	(4.4)%	$1,161	$1,283	(9.5)%	(4.7)%
Creon	United States	$336	$310	8.5%	8.5%	$941	$864	9.0%	9.0%
Linzess/Constella	United States	$262	$253	3.4%	3.4%	$742	$728	2.0%	2.0%
	International	9	8	16.0%	25.8%	24	23	3.2%	9.6%
	Total	$271	$261	3.8%	4.1%	$766	$751	2.0%	2.2%
All other		$925	$1,117	(16.8)%	(15.3)%	$3,145	$3,814	(17.5)%	(16.3)%
Total net revenues		$14,812	$14,342	3.3%	5.4%	$42,933	$41,311	3.9%	5.6%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales increased by 4% for the three months and 3% for the nine months ended September 30, 2022 primarily driven by market growth across therapeutic categories, partially offset by direct biosimilar competition in international markets. In the United States, Humira sales increased by 7% for the three and nine months ended September 30, 2022 primarily driven by market growth across all indications and favorable pricing. This increase was partially offset by lower market share following corresponding market share gains of Skyrizi and Rinvoq. Internationally, Humira revenues decreased by 17% for the three months and 14% for the nine months ended September 30, 2022 primarily driven by direct biosimilar competition in international markets.
Net revenues for Skyrizi increased by 78% for the three and nine months ended September 30, 2022 primarily driven by continued strong volume and market share uptake since launch as a treatment for plaque psoriasis as well as market growth. Net revenues for the three and nine months ended September 30, 2022 were also favorably impacted by recent regulatory approvals and expansion of Skyrizi for the treatment of psoriatic arthritis and Crohn’s disease.
Net revenues for Rinvoq increased by 59% for the three and nine months ended September 30, 2022 primarily driven by continued strong volume and market share uptake since launch for the treatment of moderate to severe rheumatoid arthritis as well as market growth. Net revenues for the three and nine months ended September 30, 2022 were also favorably impacted by recent regulatory approvals and expansion of Rinvoq for the treatment of psoriatic arthritis, atopic dermatitis, ankylosing spondylitis and ulcerative colitis.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased by 17% for the three months and 14% for the nine months ended September 30, 2022 as a result of decreased market demand and lower market share in the United States. The decrease in net revenues for the three and nine months ended September 30, 2022 was also partially offset by increased collaboration revenues.
Net revenues for Venclexta increased by 11% for the three months and 18% for the nine months ended September 30, 2022 primarily due to continued expansion of Venclexta for the treatment of patients with CLL and acute myeloid leukemia.

2022 Form 10-Q |	31

Net revenues for Botox Cosmetic increased by 22% for the three months and 26% for the nine months ended September 30, 2022 due to increased consumer demand driven by investment in key international markets and moderated market growth in the United States reflecting increased economic pressures impacting consumer discretionary spending.
Net revenues for Juvederm Collection increased by 5% for the three and nine months ended September 30, 2022. In the United States, net revenues decreased by 22% for the three months and 12% for the nine months ended September 30, 2022 due to increased economic pressures impacting consumer discretionary spending and increased pricing promotions. International net revenues increased by 28% for the three months and 18% for the nine months ended September 30, 2022 due to increased consumer demand driven by investment in key markets and recovery from the COVID-19 pandemic, partially offset by the suspension of aesthetic operations in Russia.
Net revenues for Botox Therapeutic increased by 10% for the three months and 13% for the nine months ended September 30, 2022 due to market growth.
Net revenues for Vraylar increased by 20% for the three months and 19% for the nine months ended September 30, 2022 due to higher market share and market growth.
Net revenues for Ubrelvy decreased by 1% for the three months ended September 30, 2022 due to the timing of patient access program allowances, partially offset by market share uptake since launch and market growth. Net revenues increased by 31% for the nine months ended September 30, 2022 primarily due to increased market share uptake since launch, partially offset by the timing of patient access program allowances.
Net revenues for Mavyret decreased by 4% for the three months and 5% for the nine months ended September 30, 2022 due to the continued disruption of global hepatitis C virus markets due to the COVID-19 pandemic.
Gross Margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2022	2021	% change	2022	2021	% change
Gross margin	$9,790	$9,952	(2)%	$29,689	$28,185	5%
as a % of net revenues	66%	69%		69%	68%
Gross margin as a percentage of net revenues decreased for the three months and increased for the nine months ended September 30, 2022 compared to the prior year. Gross margin percentage for the three months ended September 30, 2022 was unfavorably impacted by an intangible asset impairment charge of $770 million and higher amortization of intangible assets, partially offset by changes in product mix. Gross margin percentage for the nine months ended September 30, 2022 was favorably impacted by changes in product mix and lower amortization of intangible assets, partially offset by an intangible asset impairment charge of $770 million.
Selling, General and Administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2022	2021	% change	2022	2021	% change
Selling, general and administrative	$3,304	$3,083	7%	$11,843	$9,089	30%
as a % of net revenues	22%	21%		28%	22%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues increased for the three and nine months ended September 30, 2022 compared to the prior year. SG&A expense percentage for the three months ended September 30, 2022 was unfavorably impacted by increased product launch expenses partially offset by leverage from revenue growth and increased synergies realized. SG&A expense percentage was unfavorably impacted by litigation reserve charges of $2.5 billion for the nine months ended September 30, 2022.

2022 Form 10-Q |	32

Research and Development and Acquired IPR&D and Milestones

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2022	2021	% change	2022	2021	% change
Research and development	$1,614	$1,661	(3)%	$4,720	$5,095	(7)%
as a % of net revenues	11%	12%		11%	12%
Acquired IPR&D and milestones	$40	$402	(90)%	$454	$719	(37)%
Research and development (R&D) expenses as a percentage of net revenues decreased for the three and nine months ended September 30, 2022 compared to the prior year. R&D expense percentage for the three and nine months ended September 30, 2022 was favorably impacted by increased scale of the combined company and synergies realized as well as lower integration costs related to the acquisition of Allergan. R&D expense percentage for the nine months ended September 30, 2022 was also favorably impacted by the purchase of priority review vouchers from third parties in the prior year.
Acquired IPR&D and milestones expense represents upfront and subsequent development milestone payments incurred prior to regulatory approval to acquire rights to in-process R&D projects through R&D collaborations, licensing arrangements or other asset acquisitions. Acquired IPR&D and milestones expense in the nine months ended September 30, 2022 included a charge of $130 million as a result of acquiring Syndesi Therapeutics SA and its portfolio of novel modulators of the synaptic vesicle protein 2A, including its lead molecule SDI-118, which is being evaluated to target nerve terminals to enhance synaptic efficiency. There were no individually significant transactions during the three months ended September 30, 2022. Acquired IPR&D and milestones expense in the three and nine months ended September 30, 2021 included a charge of $400 million as a result of exercising the company’s exclusive right to acquire TeneoOne, an affiliate of Teneobio, Inc., and TNB-383B, a BCMA-targeting immunotherapeutic for the potential treatment of relapsed or refractory multiple myeloma (R/R MM).
Other Operating Expense, Net
Other operating expense, net for the three and nine months ended September 30, 2022 included a one-time charge of $229 million related to an asset divested as part of the Allergan acquisition. Other operating expense, net for the nine months ended September 30, 2022 also included $172 million of income related to the sale of worldwide commercial rights of a mature brand Pylera, which is used for the treatment of peptic ulcers with an infection by the bacterium Helicobacter pylori. Other operating expense, net for the three and nine months ended September 30, 2021 included a $500 million charge related to the extension of the Calico Life Sciences LLC collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer.
Other Non-Operating Expenses (Income)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Interest expense	$560	$596	$1,664	$1,843
Interest income	(63)	(11)	(96)	(30)
Interest expense, net	$497	$585	$1,568	$1,813

Net foreign exchange loss	$36	$12	$108	$35
Other expense (income), net	(330)	21	427	2,284
Interest expense decreased for the three and nine months ended September 30, 2022 compared to the prior year primarily due to a lower average debt balance as a result of deleveraging, partially offset by the impact of higher interest rates.
Interest income increased for the three and nine months ended September 30, 2022 compared to the prior year primarily due to the impact of higher interest rates.
Other expense (income), net included a benefit related to changes in fair value of contingent consideration liabilities of $214 million for the three months and a charge of $647 million for the nine months ended September 30, 2022 and charges of $98 million for the three months and $2.4 billion for the nine months ended September 30, 2021. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three months ended September 30, 2022, the change in fair value represented higher discount rates partially offset by the passage of time. For the nine months ended September 30, 2022, the change in fair value represented higher estimated Skyrizi sales driven

2022 Form 10-Q |	33

by stronger market share uptake and the passage of time, partially offset by higher discount rates. For the three months ended September 30, 2021, the change in fair value represented the passage of time partially offset by higher discount rates. For the nine months ended September 30, 2021, the change in fair value represented higher estimated Skyrizi sales driven by stronger market share uptake, favorable Skyrizi clinical results and the passage of time.
Income Tax Expense
The effective tax rate was 10% for the three months and 11% for the nine months ended September 30, 2022 compared to 14% for the three and nine months ended September 30, 2021. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities and accretion on contingent consideration. The decrease in the effective tax rate for the three and nine months ended September 30, 2022 over the prior year was primarily due to differences in the company’s jurisdictional mix of earnings, accretion on contingent consideration, and acquired IPR&D and milestones.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
(in millions)	2022	2021
Cash flows provided by (used in):
Operating activities	$17,515	$17,702
Investing activities	(175)	(1,199)
Financing activities	(15,169)	(12,701)
Operating cash flows for the nine months ended September 30, 2022 decreased compared to the prior year primarily due to the timing of working capital cash flows and higher income tax payments, partially offset by improved results of operations resulting from revenue growth.
Investing cash flows for the nine months ended September 30, 2022 included payments made for acquisitions and investments of $494 million, capital expenditures of $482 million and net sales and maturities of investment securities totaling $32 million. Investing cash flows for the nine months ended September 30, 2021 included payments made for acquisitions and investments of $837 million, capital expenditures of $600 million and net sales and maturities of investment securities totaling $15 million.
Financing cash flows for the nine months ended September 30, 2022 included repayment of $2.9 billion aggregate principal amount of the company’s 3.45% senior notes, $1.7 billion aggregate principal amount of the company’s 3.25% senior notes and $1.0 billion aggregate principal amount of the company’s 3.2% senior notes. Additionally, financing cash flows included repayment of a $2.0 billion floating rate term loan due May 2025 and issuance of a new $2.0 billion floating rate term loan as part of the term loan refinancing in February 2022. Financing cash flows for the nine months ended September 30, 2021 included repayment of $1.8 billion aggregate principal amount of the company’s 2.3% senior notes, $1.2 billion aggregate principal amount of the company’s 5.0% senior notes, €750 million aggregate principal amount of the company’s 0.5% senior euro notes and $750 million aggregate principal amount of floating rate senior notes. Financing cash flows also included repayment of a $1.0 billion floating rate term loan due May 2023 and issuance of a new $1.0 billion floating rate term loan as part of the term loan refinancing in September 2021.
Financing cash flows also included cash dividend payments of $7.5 billion for the nine months ended September 30, 2022 and $6.9 billion for the nine months ended September 30, 2021. The increase in cash dividend payments was primarily driven by the increase in the quarterly dividend rate.
On September 9, 2022, the company announced that its board of directors declared a quarterly cash dividend of $1.41 per share for stockholders of record at the close of business on October 14, 2022, payable on November 15, 2022. On October 28, 2022, the company announced that its board of directors declared an increase in the company’s quarterly cash dividend from $1.41 per share to $1.48 per share beginning with the dividend payable on February 15, 2023 to stockholders of record as of January 13, 2023. This reflects an increase of approximately 5.0% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased

2022 Form 10-Q |	34

8 million shares for $1.1 billion during the nine months ended September 30, 2022 and 5 million shares for $550 million during the nine months ended September 30, 2021.
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
AbbVie currently has a $4.0 billion five-year revolving credit facility that matures in August 2024. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At September 30, 2022, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of September 30, 2022 and December 31, 2021.
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
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in the company’s application of its critical accounting policies during the nine months ended September 30, 2022.
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

2022 Form 10-Q |	35

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, AbbVie’s internal control over financial reporting during the quarter ended September 30, 2022.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	893	(1)	$152.92	(1)	—	$1,393,714,917
August 1, 2022 - August 30, 2022	1,023	(1)	$140.00	(1)	—	$1,393,714,917
September 1, 2022 - September 30, 2022	1,052	(1)	$137.87	(1)	—	$1,393,714,917
Total	2,968	(1)	$143.13	(1)	—	$1,393,714,917

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 893 in July; 1,023 in August; and 1,052 in September.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2022 Form 10-Q |	37

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1
*Form of Agreement Regarding Change in Control by and between AbbVie Inc. and its named executive officers (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on October 14, 2022).**

10.2	AbbVie Deferred Compensation Plan Plus.**

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Scott T. Reents
Senior Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2022

2022 Form 10-Q |	39