Form 10-K
period 2022-12-31
AbbVie Inc.
filed 2023-02-17
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐       No ☒
The aggregate market value of the 1,751,453,358 shares of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of AbbVie Inc.'s most recently completed second fiscal quarter (June 30, 2022), was $268,252,598,311. AbbVie has no non-voting common equity.
Number of common shares outstanding as of January 31, 2023: 1,769,399,971
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2023 AbbVie Inc. Proxy Statement are incorporated by reference into Part III. The Definitive Proxy Statement will be filed on or about March 20, 2023.

ABBVIE INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

PART I
ITEM 1. BUSINESS

Overview
AbbVie or "the company" refer to AbbVie Inc., or AbbVie Inc. and its consolidated subsidiaries, as the context requires. AbbVie is a global, diversified research-based biopharmaceutical company positioned for success with a comprehensive product portfolio that has leadership positions across immunology, oncology, aesthetics, neuroscience and eye care. AbbVie uses its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases. AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100% of the outstanding common stock of AbbVie to Abbott's shareholders.
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
Humira.    Humira (adalimumab) is a biologic therapy administered as a subcutaneous injection. It is approved to treat the following autoimmune diseases in the United States, Canada and Mexico (collectively, North America) and in the European Union:

Condition	Principal Markets
Rheumatoid arthritis (moderate to severe)	North America, European Union
Psoriatic arthritis	North America, European Union
Ankylosing spondylitis	North America, European Union
Adult Crohn's disease (moderate to severe)	North America, European Union
Plaque psoriasis (moderate to severe chronic)	North America, European Union
Juvenile idiopathic arthritis (moderate to severe polyarticular)	North America, European Union
Ulcerative colitis (moderate to severe)	North America, European Union
Axial spondyloarthropathy	European Union
Pediatric Crohn's disease (moderate to severe)	North America, European Union
Hidradenitis suppurativa (moderate to severe)	North America, European Union
Pediatric enthesitis-related arthritis	European Union
Non-infectious intermediate, posterior and panuveitis	North America, European Union
Pediatric ulcerative colitis (moderate to severe)	U.S., Canada, European Union
Pediatric uveitis	North America, European Union

1	| 2022 Form 10-K

Humira is also approved in Japan for the treatment of intestinal Behçet's disease and pyoderma gangrenosum.
Humira is sold in numerous other markets worldwide, including Japan, China, Brazil and Australia, and accounted for approximately 37% of AbbVie's total net revenues in 2022.
Skyrizi. Skyrizi (risankizumab) is an interleukin-23 (IL-23) inhibitor that selectively blocks IL-23 by binding to its p19 subunit. It is a biologic therapy approved to treat the following autoimmune diseases in North America, the European Union and Japan:

Condition	Principal Markets
Plaque psoriasis (moderate to severe)	North America, European Union, Japan
Psoriatic arthritis	U.S., European Union
Adult Crohn's disease (moderate to severe)	U.S., Canada, European Union
Skyrizi is also approved in Japan for the treatment of plaque psoriasis, psoriatic arthritis, erythrodermic psoriasis in patients who have an inadequate response to conventional therapies, and for induction and maintenance in moderately to severely active Crohn's disease.
Skyrizi is approved in multiple countries globally, including the United States, Canada and the European Union, for the treatment of moderate to severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. In psoriatic disease (psoriasis or psoriatic arthritis) Skyrizi is administered as a quarterly subcutaneous injection following two induction doses. When administered for Crohn’s disease, Skyrizi is given in three induction doses via IV infusion, followed by subcutaneous injection via an on-body injector every eight weeks.
Rinvoq. Rinvoq (upadacitinib) is an oral, once-daily selective and reversible JAK inhibitor that is approved to treat the following inflammatory diseases in North America, the European Union and Japan:

Condition	Principal Markets
Rheumatoid arthritis (moderate to severe)	North America, European Union, Japan
Psoriatic arthritis	U.S., Canada, European Union, Japan
Ankylosing spondylitis	U.S., European Union
Atopic dermatitis (moderate to severe)	U.S., Canada, European Union, Japan
Axial spondyloarthropathy	U.S., European Union
Ulcerative colitis	U.S., European Union
In the United States, Rinvoq is indicated for both the treatment of moderate to severe active rheumatoid arthritis, for active psoriatic arthritis, for moderately to severely active ulcerative colitis, for active ankylosing spondylitis and for active non-radiographic axial spondyloarthritis in adult patients who have an inadequate response or intolerance to one or more TNF blockers. It is also indicated for the treatment of moderate to severe atopic dermatitis in adults and children 12 years of age and older whose disease is not adequately controlled with other systemic drug products, including biologics, or when use of those therapies are inadvisable.
In the European Union, Rinvoq is indicated for the treatment of moderate to severe rheumatoid arthritis in adults, for active psoriatic arthritis in adults who have an inadequate response or intolerance to disease-modifying anti-rheumatic medicines (DMARDs), and for active axial spondyloarthritis in adults. It is also indicated for the treatment of moderate to severe atopic dermatitis in adults and children 12 years of age and older, and for moderately to severely active ulcerative colitis in adults.
Oncology products. AbbVie’s oncology products target some of the most complex and difficult-to-treat cancers. These products are:
Imbruvica. Imbruvica (ibrutinib) is an oral, once-daily therapy that inhibits a protein called Bruton's tyrosine kinase. Imbruvica was one of the first medicines to receive a United States Food and Drug Administration (FDA) approval after being granted a Breakthrough Therapy Designation and is one of the few therapies to receive four separate designations. Imbruvica currently is approved for the treatment of adult patients with blood cancers such as chronic lymphocytic leukemia (CLL), as well as certain forms of non-Hodgkin lymphoma. Imbruvica is approved in adult and pediatric patients one year and older with chronic graft versus host disease after failure of one or more lines of systemic therapy.
Venclexta/Venclyxto. Venclexta (venetoclax) is a B-cell lymphoma 2 (BCL-2) inhibitor used to treat hematological malignancies. Venclexta is approved by the FDA for adults with CLL or small lymphocytic lymphoma. In addition, Venclexta

2022 Form 10-K |	2

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
Botox Cosmetic. Botox Cosmetic is an acetylcholine release inhibitor and a neuromuscular blocking agent indicated for treatment in three areas: temporary improvement in the appearance of moderate to severe glabellar lines (frown lines between the eyebrows), moderate to severe crow's feet and moderate to severe forehead lines in adults. Having received its initial FDA approval in 2002, Botox Cosmetic is now approved for use in all major markets around the world.
The Juvederm Collection of Fillers. The Juvederm Collection of Fillers is a portfolio of hyaluronic acid-based dermal fillers with a variety of approved indications in the U.S. and in other major markets around the world to augment or treat volume loss in the cheeks, chin, lips and lower face.
Other aesthetics. Other aesthetics products include, but are not limited to, Alloderm regenerative dermal tissue, Coolsculpting body contouring technology, Natrelle breast implants, the SkinMedica skincare line, Latisse eyelash solution and DiamondGlow dermabrasion technology.
Neuroscience products. AbbVie’s neuroscience products address some of the most difficult-to-treat neurologic diseases. These products are:
Botox Therapeutic. Botox Therapeutic (onabotulinumtoxinA injection) is an acetylcholine release inhibitor and a neuromuscular blocking agent that is injected into muscle tissue. In the United States, it is approved to treat numerous indications, including chronic migraine, overactive bladder in adults who have an inadequate response to an anticholinergic medication, and urinary incontinence due to detrusor overactivity associated with a neurologic condition in adults who have an inadequate response to an anticholinergic medication. In addition, Botox Therapeutic is approved to treat spasticity in patients two years of age and older, cervical dystonia in adults, as well as other conditions. Botox is marketed in other countries around the world and licenses will vary. Botox Therapeutic is marketed by GSK in Japan.
Vraylar. Vraylar (cariprazine) is a dopamine D3-preferring D3/D2 receptor partial agonist and a 5-HT1A receptor partial agonist. Vraylar is indicated for acute and maintenance treatment of schizophrenia in adults, acute treatment of manic or mixed episodes associated with bipolar disorder in adults, acute treatment of depressive episodes associated with bipolar I disorder in adults and as an adjunctive treatment in major depressive disorder.
Duopa and Duodopa (carbidopa and levodopa).    AbbVie's levodopa-carbidopa intestinal gel for the treatment of advanced Parkinson's disease is marketed as Duopa in the United States and as Duodopa outside of the United States.
Ubrelvy. Ubrelvy (ubrogepant) is a calcitonin gene-related peptide receptor antagonist indicated for the acute treatment of migraine with or without aura in adults. Ubrelvy is commercialized in the United States, Israel, Saudi Arabia, United Arab Emirates and has been approved in Canada.

Qulipta. Qulipta (atogepant) is a calcitonin gene-related peptide receptor antagonist indicated for the preventive treatment of episodic migraine in adults. Qulipta is commercialized in the United States and has recently been approved for use in Canada.
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

3	| 2022 Form 10-K

Restasis. Restasis is a calcineurin inhibitor immunosuppressant indicated to increase tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca. Restasis is approved in the United States and a number of other markets in South America, the Middle East and Asia.
Other eye care. Other eye care products include Ozurdex, Refresh/Optive, Xen and Durysta.
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
Linzess/Constella. Linzess (linaclotide) is a once-daily guanylate cyclase-C agonist used in adults to treat irritable bowel syndrome with constipation (IBS‑C) and chronic idiopathic constipation. The product is marketed as Linzess in the United States and as Constella outside of the United States.
Synthroid.    Synthroid (levothyroxine sodium tablets, USP) is used in the treatment of hypothyroidism.
AbbVie has the rights to sell Creon and Synthroid only in the United States.
Marketing, Sales and Distribution Capabilities
AbbVie utilizes a combination of dedicated commercial resources, regional commercial resources and distributorships to market, sell and distribute its products worldwide. AbbVie directs its primary marketing efforts toward securing the prescription, or recommendation, of its brand of products by physicians, external experts and other health care providers. Managed care providers (for example, health maintenance organizations and pharmacy benefit managers), hospitals and state and federal government agencies (for example, State Medicaid programs, the United States Department of Veterans Affairs and the United States Department of Defense) are also important customers. AbbVie also markets directly to consumers themselves, although in the United States many of the company's products must be sold pursuant to a prescription. Outside of the United States, AbbVie focuses its promotional and market access efforts on external experts, payers, physicians and health systems. AbbVie also provides patient support programs closely related to its products.
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
In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. In 2022, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's pharmaceutical product sales in the United States. No individual wholesaler accounted for greater than 39% of AbbVie's 2022 gross revenues in the United States. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market works through largely centralized national payers system to agree on reimbursement terms.

2022 Form 10-K |	4

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
Competition
The markets for AbbVie's products are highly competitive. AbbVie competes with other research-based pharmaceuticals and biotechnology companies that discover, manufacture, market and sell proprietary pharmaceutical products, therapies and biologics. For example, AbbVie's immunology products compete with anti-TNF products, JAK inhibitors and other competitive products intended to treat a number of disease states, and AbbVie's oncology products compete with BTK inhibitors. In addition, in the past few years, a number of other companies have started to develop, have successfully developed and/or are currently marketing products that are being positioned as competitors to Botox. The search for technological innovations in pharmaceutical products is a significant aspect of competition. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price is also a competitive factor. In addition, the substitution of generic and biosimilar pharmaceutical products for branded pharmaceutical products creates competitive pressures on AbbVie's products that do not have patent protection. New products or treatments brought to market by AbbVie’s competitors could cause revenues for AbbVie’s products to decrease due to price reductions and sales volume decreases.
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
Humira is now facing direct biosimilar competition in Europe, the United States and other countries, and AbbVie will continue to face competitive pressure from these biologics and from orally administered products.
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

5	| 2022 Form 10-K

compound to the submission of the NDA for such compound, plus 100 percent of the time period from NDA submission to regulatory approval. The extension, however, cannot exceed five years and the patent term remaining after regulatory approval cannot exceed 14 years. Biological products licensed under the PHSA are similarly eligible for terms of patent restoration.
Pharmaceutical products may be entitled to other forms of legal or regulatory exclusivity upon approval. The scope, length and requirements for each of these exclusivities vary both in the United States and in other jurisdictions. In the United States, if the FDA approves a conventional drug product that contains an active ingredient not previously approved, the product is typically entitled to five years of non-patent regulatory exclusivity. Specific conditions of use approved for individual products may also be entitled to three years of exclusivity if approval was based on the FDA’s reliance on new clinical studies essential to approval submitted by the NDA applicant. If the NDA applicant studies the product for use by children, the FDA may grant pediatric exclusivity, which extends by 180 days all existing exclusivities (patent and regulatory) related to the product. For products that are either used to treat conditions that afflict a relatively small population or for which there is not a reasonable expectation that the research and development costs will be recovered, the FDA may designate the pharmaceutical as an orphan drug and grant it seven years of exclusivity. Other types of regulatory exclusivity may also be available, such as Generating New Antibiotic Incentives Now (GAIN) exclusivity, which can provide new antibiotic or new antifungal drugs an additional five years of exclusivity to be added to certain exclusivities already provided for by law.
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
These patents and applications, including various patents that expire during the period 2023 to the early 2040s, in aggregate are believed to be of material importance in the operation of AbbVie’s business. However, AbbVie believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark Humira), are material in relation to the company’s business as a whole. AbbVie has entered into settlement and license agreements with several adalimumab biosimilar manufacturers. Under the agreements, the licenses in the United States begin in 2023 and the licenses in Europe began in 2018.
In addition, the following patents, licenses and trademarks are significant: those related to ibrutinib (which is sold under the trademark Imbruvica), those related to risankizumab (which is sold under the trademark Skyrizi) and those related to upadacitinib (which is sold under the trademark Rinvoq). The United States composition of matter patent covering ibrutinib is expected to expire in 2027, with pediatric regulatory exclusivity then extending until May 2028. However, no generic entry for any ibrutinib product is expected prior to March 30, 2032. The United States composition of matter patent covering risankizumab is expected to expire in 2033. And the United States composition of matter patent covering upadacitinib is expected to expire in 2033.
AbbVie may rely, in some circumstances, on trade secrets to protect its technology. AbbVie seeks to protect its technology and product candidates, in part, by confidentiality agreements with its employees, consultants, advisors,

2022 Form 10-K |	6

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
Sources and Availability of Raw Materials
AbbVie purchases, in the ordinary course of business, raw materials and supplies essential to its operations from numerous suppliers around the world. In addition, certain medical devices and components necessary for the manufacture of AbbVie products are provided by unaffiliated third party suppliers. Despite the disruption to the global supply chain caused by COVID-19, AbbVie has continued to supply patients with no material supply impact, except for the previously-disclosed supply issues impacting Lupron. Given the general increased global volatility due to the pandemic, AbbVie is monitoring and taking actions to mitigate potential supply shortages which may impact the fulfillment of product demand.
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

7	| 2022 Form 10-K

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
In addition to the development of new products, delivery devices and new formulations, research and development projects also may include Phase 4 trials, sometimes called post-marketing studies. For such projects, clinical trials are designed and conducted to collect additional data regarding, among other parameters, the benefits and risks of an approved drug.
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

2022 Form 10-K |	8

Similarly, applications for a new product in China are submitted to the Center for Drug Evaluation of the National Medical Products Administration for technical review and approval of a product for marketing in China. Clinical data in Chinese subjects are usually required to support approval in China, requiring the inclusion of China in global pivotal studies, or a separate China/Asian clinical trial.
The regulatory process in many emerging markets continues to evolve. Many emerging markets, including those in Asia, generally require regulatory approval to have been obtained in a large developed market (such as the United States or Europe) before the country will begin or complete its regulatory review process. Similar to the requirements in Japan and China, certain countries (notably South Korea, Taiwan, India and Russia) also generally require that clinical studies that include data from patients in those countries be conducted in order to support local regulatory approval.
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

9	| 2022 Form 10-K

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
European Union.    The European Union has adopted directives and other legislation governing labeling, advertising, distribution, supply, pharmacovigilance and marketing of pharmaceutical products. Such legislation provides mandatory standards throughout the European Union and permits member states to supplement these standards with additional regulations. European governments also regulate pharmaceutical product prices through their control of national health care systems that fund a large part of the cost of such products to consumers. As a result, patients are unlikely to use a pharmaceutical product that is not reimbursed by the government. In many European countries, the government either regulates the pricing of a new product at launch or subsequent launch through direct price controls or reference pricing. In recent years, many countries have also imposed new or additional cost containment measures on pharmaceutical products. Differences between national pricing regimes create price differentials within the European Union that can lead to significant parallel trade in pharmaceutical products.
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

2022 Form 10-K |	10

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

11	| 2022 Form 10-K

Environmental Matters
AbbVie believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. AbbVie's capital expenditures for pollution control in 2022 were approximately $12 million and operating expenditures were approximately $35 million. In 2023, capital expenditures for pollution control are estimated to be approximately $9 million and operating expenditures are estimated to be approximately $37 million.
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
Employees
AbbVie employed approximately 50,000 employees in over 70 countries as of January 31, 2023. Outside the United States, some of AbbVie's employees are represented by unions or works councils. AbbVie believes that it has good relations with its employees.
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
Attracting and Developing Talent. Attracting and developing high-performing talent is essential to AbbVie’s continued success. AbbVie implements detailed talent attraction strategies, with an emphasis on STEM skill sets, a diverse talent base and other critical skillsets, including drug discovery, clinical development, market access and business development. AbbVie has also invested in integrated inclusive practices across the end-to-end hiring process and introduced Inclusive Recruitment Live Trainings, as a requirement for all people leaders and recruiters. AbbVie also invests in competitive compensation and benefits programs. In addition to offering a comprehensive suite of benefits ranging from medical and dental coverage to retirement, disability and life insurance programs, AbbVie also provides health promotion programs, mental health awareness campaigns and employee assistance programs in several countries, financial wellness support, on-site health screenings and immunizations in several countries and on-site fitness and rehabilitation centers. In 2022, AbbVie launched on-site health care clinics at certain locations, offering convenient and affordable access to quality healthcare, flu shots and vaccines. In addition, the AbbVie Employee Assistance Fund (a part of the AbbVie Foundation) supports two programs for global employees: the AbbVie Possibilities Scholarship for children of employees, which is an annual merit-based scholarship for use at accredited colleges, universities or vocational-technical schools; and the Employee Relief Program, which is financial assistance to support short term needs of employees when faced with large-scale disasters (e.g. a hurricane), individual disasters (e.g. a home fire) or financial hardship (e.g. the death of a spouse). Finally, AbbVie empowers managers and their teams with tools, tips and guidelines on effectively managing workloads, managing teams from a distance and supporting flexible work practices. In 2022, we implemented "Where We Work", AbbVie's hybrid work model, offering eligible employees predictable flexibility.
New AbbVie employees are given a tailored onboarding experience for faster integration and to support performance. One of AbbVie's mentorship programs allows employees to self-nominate as mentors or mentees and facilitates meaningful relationships supporting employees’ career and development goals.

2022 Form 10-K |	12

AbbVie also provides structured, broad-based development opportunities, focusing on high-performance skills and leadership training. AbbVie's talent philosophy holds leaders accountable for building a high-performing organization, and the company provides development opportunities for all levels of leadership. AbbVie's Learn, Develop, Perform program offers year-long, self-directed leadership education, supplemented with tools and resources, and leverages leaders as role models and teachers. In addition, a foundational success factor to AbbVie's leadership pipeline is the company's Professional Development Programs, which attract graduates, postgraduates and post-doctoral talent to participate in formal development programs lasting up to three years, with the objective of strengthening functional and leadership capabilities.
Culture. AbbVie’s shared values of transforming lives, acting with integrity, driving innovation, embracing diversity and inclusion and serving the community form the core of the company's culture. AbbVie articulates the behaviors associated with these values in the Ways We Work, a core set of working behaviors that emphasize how the company achieves results is equally as important as achieving them. The Ways We Work are designed to ensure that every AbbVie employee is aware of the company's cultural expectations. AbbVie integrates the Ways We Work into all talent processes, forming the basis for assessing performance, prioritizing development and ultimately rewarding employees. AbbVie believes its culture creates strong engagement, which is measured regularly through a confidential, third-party all-employee survey, and this engagement supports AbbVie’s mission of making a remarkable impact on people’s lives.
Equity, Equality, Diversity & Inclusion (EED&I). A cornerstone of AbbVie’s human capital management approach is to prioritize fostering an inclusive and diverse workforce. Recently, AbbVie adopted a five-year Equality, Diversity & Inclusion roadmap that defines key global focus areas, objectives and associated initiatives, and includes implementation plans organized by business function and geography. AbbVie’s senior leaders have adopted formal goals aligned with executing this strategy. In recent years, AbbVie's board of directors has prioritized oversight of AbbVie's response to the U.S. racial justice movement, including overseeing internal programs designed to ensure that AbbVie is attracting, retaining and developing diverse talent. Through December 2022, women represented 52 percent of management positions globally and in the United States, 37 percent of AbbVie's workforce was comprised of members of historically underrepresented populations, an increase from 2021. Further, AbbVie is committed to pay equity and conducts pay equity analyses annually. A critical component of AbbVie's strategy is to instill an inclusive mindset in all AbbVie leaders and employees, so the company continues to realize the full value of its diverse workforce from recruitment through retirement. AbbVie's Employee Resource Groups also help the company nurture an inclusive culture by building community and creating connections and opportunities for mentoring, professional development, talent attraction and networking. In 2021, AbbVie reiterated its commitment to racial equality and social justice by, among other things, expanding its employee matching program to $3-to-$1 for donations to civil rights nonprofits fostering racial equity and by reaffirming its commitment to clinical trial diversity. Additional information about AbbVie's efforts on racial equality and social justice is provided on the company's website at: https://abbvie.com/our-company/equality-inclusion-diversity/our-commitment-to-racial-justice.html.
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

13	| 2022 Form 10-K

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on AbbVie's business, results of operations, financial condition or cash flows. In such case, the trading price of AbbVie's common stock could decline.
Risks Related to AbbVie's Business
The expiration or loss of patent protection and licenses, including the loss of exclusivity for Humira and increased competition from biosimilars, may adversely affect AbbVie's revenues and operating earnings.
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
As patents for certain of its products expire, AbbVie could face competition from lower priced generic or biosimilar products. The expiration or loss of patent protection for a product typically is followed promptly by substitutes that may significantly reduce sales for that product in a short amount of time. If AbbVie's competitive position is compromised because of generics, biosimilars or otherwise, it could have a material adverse effect on AbbVie's business and results of operations. In addition, proposals emerge from time to time for legislation to further encourage the early and rapid approval of generic drugs or biosimilars. Any such proposals that are enacted into law could increase the impact of generic competition.
Large pharmaceutical companies and generics manufacturers of pharmaceutical products continue to expand into the biotechnology field and form partnerships to pursue biosimilars. Companies have developed and are developing biosimilars that compete with AbbVie’s biologic products, including Humira. As competitors obtain marketing approval for biosimilars referencing AbbVie’s biologic products, AbbVie’s products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Expiration of or successful challenges to AbbVie’s applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired. As a result, AbbVie could face increased litigation and administrative proceedings with respect to the validity and/or scope of patents relating to its biologic products.
For example, Humira accounted for approximately 37% of AbbVie's total net revenues in 2022. Humira is facing competition from biosimilar products in the United States beginning in 2023 due to the loss of exclusivity, which AbbVie anticipates will cause a significant decline in Humira's revenue and could adversely affect AbbVie’s revenues and operating earnings.
AbbVie's principal patents and trademarks are described in greater detail in Item 1, "Business—Intellectual Property Protection and Regulatory Exclusivity" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and litigation regarding these patents is described in Item 3, "Legal Proceedings."
AbbVie's major products could lose patent protection earlier than expected, which could adversely affect AbbVie's revenues and operating earnings.
A significant portion of AbbVie's revenue and operating earnings are derived from several major products. Third parties or government authorities may challenge or seek to invalidate or circumvent AbbVie's patents and patent applications. For example, manufacturers of generic pharmaceutical products file, and may continue to file, Abbreviated New Drug Applications with the FDA seeking to market generic forms of AbbVie's products prior to the expiration of relevant patents owned or licensed by AbbVie by asserting that the patents are invalid, unenforceable and/or not infringed. In addition, petitioners have filed, and may continue to file, challenges to the validity of AbbVie's patents under the 2011 Leahy-Smith America Invents Act, which created inter partes review and post grant review procedures for challenging patent validity in administrative proceedings at the United States Patent and Trademark Office.
Although most of the challenges to AbbVie's intellectual property have come from other businesses, governments may also challenge intellectual property rights. For example, court decisions and potential legislation relating to patents, such as legislation regarding biosimilars, and other regulatory initiatives may result in further erosion of intellectual property protection. In addition, certain governments outside the United States have indicated that compulsory licenses to patents may be sought to further their domestic policies or on the basis of national emergencies, such as HIV/AIDS. If triggered, compulsory licenses may diminish or eliminate sales and profits from those jurisdictions and negatively affect AbbVie's results of operations.
AbbVie normally responds to challenges by vigorously defending its patents, including by filing patent infringement lawsuits. Patent litigation, administrative proceedings and other challenges to AbbVie's patents are costly and unpredictable and may deprive AbbVie of market exclusivity for a patented product. To the extent AbbVie's intellectual property is

2022 Form 10-K |	14

successfully challenged, circumvented or weakened, or to the extent such intellectual property does not allow AbbVie to compete effectively, AbbVie's business will suffer. To the extent that countries do not enforce AbbVie's intellectual property rights or require compulsory licensing of AbbVie's intellectual property, AbbVie's revenues and operating earnings will be reduced.
A third party's intellectual property may prevent AbbVie from selling its products or have a material adverse effect on AbbVie's profitability and financial condition.
Third parties may claim that an AbbVie product infringes upon their intellectual property. In addition, in its pursuit of valid business opportunities, AbbVie may be required to challenge intellectual property rights held by others that it believes were improperly granted. Resolving an intellectual property infringement or other claim can be costly and time consuming and may require AbbVie to enter into license agreements. AbbVie cannot guarantee that it would be able to obtain license agreements on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject AbbVie to significant damages or an injunction preventing the manufacture, sale, or use of the affected AbbVie product or products. Any of these events could have a material adverse effect on AbbVie's profitability and financial condition.
AbbVie's research and development efforts may not succeed in developing and marketing commercially successful products and technologies, which may cause its revenues and profitability to decline.
To remain competitive, AbbVie must continue to launch new products and new indications and/or brand extensions for existing products. Such launches must generate revenue sufficient both to cover its substantial research and development costs and to replace revenues of profitable products that are lost to or displaced by competing products or therapies. Failure to do so would have a material adverse effect on AbbVie's revenue and profitability. Accordingly, AbbVie commits substantial effort, funds and other resources to research and development and must make ongoing substantial expenditures without any assurance that its efforts will be commercially successful. A high rate of failure in the biopharmaceutical industry is inherent in the research and development of new products, and failure can occur at any point in the research and development process, including after significant funds have been invested. Products that appear promising in development may fail to reach the market for numerous reasons, including failure to demonstrate effectiveness, safety concerns, superior safety or efficacy of competing therapies, failure to achieve positive clinical or pre-clinical outcomes beyond the current standards of care, inability to obtain necessary regulatory approvals or delays in the approval of new products and new indications, limited scope of approved uses, excessive costs to manufacture or the failure to obtain or maintain intellectual property rights, or infringement of the intellectual property rights of others.
Decisions about research studies made early in the development process of a pharmaceutical product candidate can affect the marketing strategy once such candidate receives approval. More detailed studies may demonstrate additional benefits that can help in the marketing, but they also consume time and resources and may delay submitting the pharmaceutical product candidate for regulatory approval. AbbVie cannot guarantee that a proper balance of speed and testing will be made with respect to each pharmaceutical product candidate or that decisions in this area would not adversely affect AbbVie's results of operations.
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
AbbVie is subject to cost-containment efforts and pricing pressures that could cause a reduction in revenues and operating earnings, and changes in the terms of rebate and chargeback programs, which are common in the pharmaceuticals industry, could have a material adverse effect on AbbVie's operations.
Cost-containment efforts by governments and private organizations are described in greater detail in Item 1, "Business—Regulation—Commercialization, Distribution and Manufacturing." To the extent these cost containment efforts are not offset by greater demand, increased patient access to health care, or other factors, AbbVie's revenues and operating earnings will be reduced. In the United States, the European Union and other countries, AbbVie's business has experienced downward pressure on product pricing, and this pressure could increase in the future.
AbbVie is subject to increasing public and legislative pressure with respect to pharmaceutical pricing. In the United States, practices of managed care groups, and institutional and governmental purchasers, as well as federal laws and regulations related to Medicare and Medicaid, contribute to pricing pressures. In particular, the Inflation Reduction Act of

15	| 2022 Form 10-K

2022 requires (i) the government to negotiate prices for select high expenditure Medicare Part D drugs (prices effective beginning in 2026) and Part B drugs (prices effective beginning in 2028), (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices for those drugs increase faster than inflation beginning in 2022 for Part D and 2023 for Part B, and (iii) a Medicare Part D redesign replacing the current coverage gap provisions and establishing a $2,000 cap for out-of-pocket costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. The Inflation Reduction Act is to be implemented through forthcoming agency action, the outcome of which cannot be reasonably determined with certainty. Additionally, changes to U.S. tax laws now require (i) a 15% minimum tax generally applied to U.S. corporations on adjusted financial statement income beginning in 2023 and (ii) a non-deductible 1% excise tax provision on net stock repurchases, to be applied to repurchases beginning in 2023. AbbVie continues to evaluate the impact that the Inflation Reduction Act may have on the company. The potential for continuing changes to the health care system in the United States and the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid and private sector beneficiaries may result in additional pricing pressures.
In major markets worldwide, governments play a significant role in funding health care services and determining the pricing and reimbursement of pharmaceutical products. Consequently, in those markets, AbbVie is subject to government decision-making and budgetary actions with respect to its products. In particular, many European countries have ongoing government-mandated price reductions for many pharmaceutical products, and AbbVie anticipates continuing pricing pressures in Europe. Differences between countries' pricing regulations could lead to third-party cross-border trading in AbbVie's products that results in a reduction in revenues and operating earnings.
Rebates related to government programs, such as fee-for-service Medicaid or Medicaid managed care programs, arise from laws and regulations. AbbVie cannot predict with certainty if additional government initiatives to contain health care costs or other factors could lead to new or modified regulatory requirements that include higher or incremental rebates or discounts. Other rebate and discount programs arise from contractual agreements with private payers. Various factors, including market factors and the ability of private payers to control patient access to products, may provide payers the leverage to negotiate higher or additional rebates or discounts that could have a material adverse effect on AbbVie's operations.
A portion of AbbVie's near-term pharmaceutical pipeline relies on collaborations with third parties, which may adversely affect the development and sale of its products.
AbbVie depends on alliances and joint ventures with pharmaceutical and biotechnology companies for a portion of the products in its near-term pharmaceutical pipeline. Failures by these parties to meet their contractual, regulatory, or other obligations to AbbVie, or any disruption in the relationships between AbbVie and these third parties, could have an adverse effect on AbbVie's pharmaceutical pipeline and business. In addition, AbbVie's collaborative relationships for research and development extend for many years and may give rise to disputes regarding the relative rights, obligations and revenues of AbbVie and its collaboration partners, including the ownership of intellectual property and associated rights and obligations. This could result in the loss of intellectual property rights or protection, delay the development and sale of potential pharmaceutical products, affect the effective sale and delivery of AbbVie's commercialized products and lead to lengthy and expensive litigation, administrative proceedings or arbitration.
Biologics carry unique risks and uncertainties, which could have a negative impact on AbbVie's business and results of operations.
The successful discovery, development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and current governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. As a result, manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically. Failure to successfully discover, develop, manufacture and sell biologics—including Humira and Skyrizi —could have a negative impact on AbbVie's business and results of operations.
New products and technological advances by AbbVie's competitors may negatively affect AbbVie's results of operations.
AbbVie competes with other research-based pharmaceutical and biotechnology companies that research, develop, manufacture, market and sell proprietary pharmaceutical products and biologics. For example, Humira competes with anti-

2022 Form 10-K |	16

TNF products and other competitive products intended to treat a number of disease states and Mavyret/Maviret competes with other available hepatitis C treatment options. In addition, in the past few years, a number of other companies have started to develop, have successfully developed and/or are currently marketing products that are being positioned as competitors to Botox. All of these competitors may introduce new products or develop technological advances that compete with AbbVie’s products in therapeutic areas such as immunology, hematologic oncology, aesthetics, neuroscience and eye care. In addition, as AbbVie products lose exclusivity, competition surrounding such products will increase and generic and biosimilar products will increasingly penetrate the markets. AbbVie cannot predict with certainty the timing or impact of the introduction by competitors of new products or technological advances. Such competing products may be safer, more effective, more effectively marketed or sold, have lower prices or better insurance coverage or reimbursement levels, or have superior performance features than AbbVie’s products, and this may negatively impact AbbVie’s business and results of operations.
The manufacture of many of AbbVie's products is a highly exacting and complex process, and if AbbVie or one of its suppliers encounters problems manufacturing AbbVie's products, AbbVie's business could suffer.
The manufacture of many of AbbVie's products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, delays related to the construction of new facilities or the expansion of existing facilities, including those intended to support future demand for AbbVie's products, changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in the types of products produced, physical limitations that could inhibit continuous supply, man-made or natural disasters and environmental factors. If problems arise during the production of a batch of product, such batch of product may have to be discarded and AbbVie may experience product shortages or incur added expenses. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.
AbbVie uses raw materials and components in its pharmaceutical and biologic manufacturing processes, including those sourced from single suppliers, and an interruption in the supply of those raw materials and components could adversely affect AbbVie's business and results of operations.
AbbVie uses raw materials and components in its pharmaceutical and biologic manufacturing processes that may be sourced from single suppliers. The failure of AbbVie's suppliers, and particularly its single-source suppliers, to fulfill their contractual obligations in a timely manner or as a result of regulatory noncompliance or physical disruption at a manufacturing site may impair AbbVie's ability to deliver its products to customers on a timely and competitive basis, which could adversely affect AbbVie's business and results of operations. Increases in demand on any of AbbVie's suppliers could result in delays and disruptions in the manufacturing, distribution and sale of its products and/or product shortages, leading to lost revenue. Finding an alternative supplier could take a significant amount of time and involve significant expense due to the nature of the products and the need to obtain regulatory approvals. AbbVie cannot guarantee that it will be able to reach agreement with alternative providers or that regulatory authorities would approve AbbVie's use of such alternatives. Business interruption insurance may not provide adequate compensation in the case of a failure by a supplier.
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
Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Additional, and perhaps more extensive, studies may also be conducted, which may be sponsored by AbbVie but could also be sponsored by competitors, insurance companies, government institutions, scientists, investigators or other interested parties. If new safety or efficacy issues are reported or if new scientific information becomes available (including results of post-marketing Phase 4 trials), or if governments change standards regarding safety, efficacy or labeling, AbbVie may be required to amend

17	| 2022 Form 10-K

the conditions of use for a product. For example, AbbVie may voluntarily provide or be required to provide updated information on a product's label or narrow its approved indication, either of which could reduce the product's market acceptance. If safety or efficacy issues with an AbbVie product arise, sales of the product could be halted by AbbVie or by regulatory authorities and regulatory action could be taken by such regulatory authorities. Safety or efficacy issues affecting suppliers' or competitors' products also may reduce the market acceptance of similar AbbVie products.
New data about AbbVie's products, or products similar to its products, could negatively impact demand for AbbVie's products due to actual or perceived safety issues or uncertainty regarding efficacy and, in some cases, could result in product withdrawal. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of AbbVie's products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of AbbVie's products.
AbbVie is subject to product liability claims and other lawsuits that may adversely affect its business, results of operations and reputation.
In the ordinary course of business, AbbVie is the subject of product liability claims and lawsuits alleging that AbbVie's current or historical products or the products of other companies that it promotes have resulted or could result in an unsafe condition for or injury to patients. For example, lawsuits are pending against Allergan, AbbVie’s subsidiary, and certain of its former officers alleging they made misrepresentations and omissions regarding Allergan’s textured breast implants. Product liability claims and lawsuits and safety alerts or product recalls, regardless of their ultimate outcome, may have a material adverse effect on AbbVie's business, results of operations and reputation and on its ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the product in question, lower revenue and exposure to other claims. AbbVie evaluates its risks and has determined that the cost of obtaining product liability insurance outweighs the likely benefits of the coverage that is available and, as such, AbbVie's product liability losses are self-insured.
AbbVie is also the subject of other claims, legal proceedings and investigations in the ordinary course of business, which relate to intellectual property, commercial, securities and other matters. Adverse outcomes in such claims, legal proceedings and investigations may also adversely affect AbbVie’s business, results of operations and reputation. For example, Allergan was named as a defendant in approximately 3,000 matters relating to the promotion and sale of prescription opioid pain relievers. Allergan recently agreed to a nationwide settlement to resolve such matters, which will provide for up to $2.02 billion to help support state and local efforts to address opioid-related issues in the United States, among other things. However, AbbVie cannot guarantee that the conditions to such settlement will be satisfied, or that additional suits will not be filed. See Note 15, "Legal Proceedings and Contingencies" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data." AbbVie cannot predict with certainty the outcome of these proceedings.
AbbVie is subject to governmental regulations, and it can be costly to comply with these regulations and to develop compliant products and processes.
AbbVie's products are subject to rigorous regulation by numerous international, supranational, federal and state authorities, as described in Item 1, "Business—Regulation—Discovery and Clinical Development,” “Business—Regulation—Commercialization, Distribution and Manufacturing,” and “Business—Regulation—Medical Devices.” The process of obtaining regulatory approvals to market a pharmaceutical product can be costly and time consuming, and approvals may not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues and substantial additional costs.

The U.S. healthcare industry, in particular, is highly regulated and subject to frequent and substantial regulatory changes. It is expected that the U.S. healthcare industry will continue to be subject to increasing regulation as well as political and legal action, as future proposals to reform the healthcare system are considered by the executive branch, Congress and state legislatures. AbbVie cannot predict with certainty when additional changes in the healthcare industry in general, or the pharmaceutical industry in particular, will occur, or what the impact of such changes may be. For example, the Inflation Reduction Act is to be implemented through forthcoming agency action, the outcome of which cannot be reasonably determined with certainty.

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

2022 Form 10-K |	18

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
Laws and regulations affecting government benefit programs could impose new obligations on AbbVie, require it to change its business practices, and restrict its operations.
The health care industry is subject to federal, state and international laws and regulations pertaining to government benefit program reimbursements, rebates, price reporting and regulation and health care fraud and abuse. In the United States, these laws include anti-kickback and false claims laws, the Medicaid Rebate Statute, the Veterans Health Care Act, the U.S. Physician Payments Sunshine Act, the TRICARE program, the government pricing rules applicable to the Medicaid, Medicare Part B, 340B Drug Pricing Program and individual state laws relating to pricing and sales and marketing practices. Violations of such laws and regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid and Veterans Administration health programs. Such violations may also lead to product recalls and seizures, interruption of production leading to product shortages, import bans or denials of import certifications, delays or denials in the approvals of new products or supplemental approvals of current products pending resolution of the issues, and reputational harm, any of which would adversely affect AbbVie's business. These laws and regulations are broad in scope and are subject to change and evolving interpretations, which could require AbbVie to incur substantial costs associated with compliance or to alter one or more of its sales or marketing practices. In addition, violations of these laws and regulations, or allegations of such violations, could impose new obligations on AbbVie, require it to change its business practices and restrict its operations.
Public health outbreaks, epidemics or pandemics, such as the coronavirus (COVID-19), have had, and could in the future have, an adverse impact on AbbVie’s operations and financial condition.
Public health outbreaks, epidemics or pandemics have had, and could in the future have, an adverse impact on AbbVie’s operations and financial condition. The pandemic caused by the novel strain of coronavirus (COVID-19) caused many countries, including the United States, to declare national emergencies and implement preventive measures such as travel bans and shelter in place or total lock-down orders. The continuation or re-implementation of these bans and orders remains uncertain. The COVID-19 pandemic caused AbbVie to modify certain of its business practices, and AbbVie may take further actions as may be required by government authorities or as AbbVie determines are in the best interests of AbbVie’s employees, patients, customers and business partners.
While the impact of COVID-19 on AbbVie’s operations, including, among others, its manufacturing and supply chain, sales and marketing, commercial and clinical trial operations, to date was not material, AbbVie experienced lower new patient starts in certain products and markets. The impact of COVID-19 and other public health outbreaks on AbbVie over the long-term is uncertain and cannot be predicted with confidence. The extent of the adverse impact of COVID-19 or any other public health outbreak on AbbVie’s operations will depend on the extent and severity of the continued spread of the disease globally, the timing and nature of actions taken to respond to it and the resulting economic consequences. Ultimately, efforts to mitigate the impact of COVID-19 or any other public health outbreak may not completely prevent AbbVie's business from being adversely affected and future impacts remain uncertain.
The international nature of AbbVie's business subjects it to additional business risks that may cause its revenue and profitability to decline.
AbbVie's business is subject to risks associated with doing business internationally, including in emerging markets. Net revenues outside of the United States made up approximately 21% of AbbVie's total net revenues in 2022. The risks associated with AbbVie's operations outside the United States include:
•fluctuations in currency exchange rates;
•changes in medical reimbursement policies and programs and pricing restrictions;
•multiple legal and regulatory requirements that are subject to change and that could restrict AbbVie's ability to manufacture, market and sell its products;
•differing local product preferences and product requirements;
•trade protection measures and import or export licensing requirements;

19	| 2022 Form 10-K

•international trade disruptions or disputes;
•difficulty in establishing, staffing and managing operations;
•differing labor regulations;
•potentially negative consequences from changes in or interpretations of tax laws;
•political and economic instability, including as a result of the COVID-19 pandemic;
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
In particular, in February 2022, armed conflict escalated between Russia and Ukraine. In response thereto, the United States and other North Atlantic Treaty Organizations member states, as well as certain non-member states, announced targeted economic sanctions, embargoes and export controls on Russia and Belarus. Although AbbVie is continuing to supply essential pharmaceutical products in Russia for humanitarian reasons while working to maintain compliance with evolving international sanctions, it has suspended operations for all aesthetics products in Russia. AbbVie's operations in Russia, Belarus and Ukraine are not significant. However, it is not possible to predict with certainty the continued consequences of this conflict, which, in addition to sanctions, have included regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets. Any such consequences could have an adverse impact on AbbVie's business and results of operations.
If AbbVie does not effectively and profitably commercialize its products, AbbVie's revenues and financial condition could be adversely affected.
AbbVie must effectively and profitably commercialize its principal products by creating and meeting continued market demand; achieving market acceptance and generating product sales; ensuring that the active pharmaceutical ingredient(s) for a product and the finished product are manufactured in sufficient quantities and in compliance with requirements of the FDA and similar foreign regulatory agencies and with acceptable quality and pricing to meet commercial demand; and ensuring that the entire supply chain efficiently and consistently delivers AbbVie's products to its customers. The commercialization of AbbVie products may not be successful due to, among other things, unexpected challenges from competitors, new safety issues or concerns being reported that may impact or narrow approved indications, the relative price of AbbVie's product as compared to alternative treatment options and changes to a product's label that further restrict its marketing. If the commercialization of AbbVie's principal products is unsuccessful, AbbVie's revenues and financial condition could be adversely affected.
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

2022 Form 10-K |	20

greater than expected costs, may take longer than expected to complete or encounter other difficulties, including the need for regulatory approval where appropriate.
AbbVie is dependent on wholesale distributors for distribution of its products in the United States and, accordingly, its business and results of operations could be adversely affected if they encounter financial or other difficulties.
In 2022, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's pharmaceutical product sales in the United States. If one of its significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with AbbVie, and AbbVie may be unable to collect all the amounts that the distributor owes it on a timely basis or at all, which could adversely affect AbbVie's business and results of operations.
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
AbbVie may need additional financing in the future to meet its capital needs or to make opportunistic acquisitions. For example, it may need to increase its investment in research and development activities. The capital and credit markets may experience extreme volatility and disruption, which may lead to uncertainty and liquidity issues for both borrowers and investors, and AbbVie may be unable to obtain any desired additional financing on terms favorable to it, if at all. If AbbVie loses its investment grade credit rating or adequate funds are not available on acceptable terms, AbbVie may be unable to fund its expansion, successfully develop or enhance products, or respond to competitive pressures, any of which could negatively affect AbbVie's business. If AbbVie raises additional funds by issuing debt or entering into credit facilities, it may be subject to limitations on its operations due to restrictive covenants. Failure to comply with these covenants could adversely affect AbbVie's business.
AbbVie depends on information technology and a failure of, or significant disruption to, those systems could have a material adverse effect on AbbVie's business.
AbbVie relies on sophisticated software applications and complex information technology systems to operate its business, which may be vulnerable to malicious intrusion, random attack, loss of data privacy, disruption, degradation or breakdown. Data privacy or security breaches by employees or others may in the future result in the failure of critical business operations. Such breaches may cause sensitive data, including intellectual property, trade secrets or personal information belonging to AbbVie, its patients, customers or business partners, to be exposed to unauthorized persons or to the public. To date, neither AbbVie’s business nor operations have been materially impacted by such incidents. Although AbbVie has invested in the protection of its data and information technology and monitors its systems on an ongoing basis, there can be no assurance that such efforts will prevent material breakdowns or breaches in AbbVie's information technology systems that could have a material adverse effect on AbbVie's business. Such adverse consequences could include loss of revenue or the loss of critical or sensitive information from AbbVie’s or third-party providers’ databases or IT systems and could also result in legal, financial, reputational or business harm to AbbVie and potentially substantial remediation costs. In addition, while AbbVie maintains cyber insurance, it cannot guarantee that such insurance will be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of AbbVie systems.
AbbVie’s balances of intangible assets, including developed product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which may adversely affect AbbVie’s results of operations and financial condition.
A significant amount of AbbVie’s total assets is related to acquired intangibles and goodwill. As of December 31, 2022, the carrying value of AbbVie’s developed product rights and other intangible assets was $67.4 billion and the carrying value of AbbVie’s goodwill was $32.2 billion.
AbbVie’s developed product rights are stated at cost, less accumulated amortization. AbbVie determines original fair value and amortization periods for developed product rights based on its assessment of various factors impacting estimated

21	| 2022 Form 10-K

useful lives and cash flows of the acquired products. Significant adverse changes to any of these factors require AbbVie to perform an impairment test on the affected asset and, if evidence of impairment exists, require AbbVie to take an impairment charge with respect to the asset. For assets that are not impaired, AbbVie may adjust the remaining useful lives. Such a charge could adversely affect AbbVie’s results of operations and financial condition.
AbbVie’s other significant intangible assets include in-process research and development (IPR&D) intangible projects, acquired in recent business combinations, which are indefinite-lived intangible assets. For IPR&D assets, the risk of failure is significant, and there can be no certainty that these assets ultimately will yield successful products. AbbVie's ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market conditions. As such, IPR&D assets may become impaired and/or be written off at some point in the future if the associated research and development effort is abandoned or is curtailed.
Goodwill and AbbVie’s IPR&D intangible assets are tested for impairment annually, or when events occur, or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. A goodwill or IPR&D impairment, if any, would be recorded in operating income and could have a material adverse effect on AbbVie’s results of operations and financial condition.
Failure to attract, develop and retain highly qualified personnel could affect AbbVie’s ability to successfully develop and commercialize products.
AbbVie’s success is largely dependent on its continued ability to attract, develop and retain diverse, highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical research and development, governmental regulation and commercialization. Competition for qualified personnel in the biopharmaceutical field is intense and increasing. AbbVie cannot be sure that it will be able to attract and retain quality personnel or that the costs of doing so will not materially increase.
The illegal distribution and sale by third parties of counterfeit or unregistered versions of AbbVie products could have a material adverse impact on its reputation, business and results of operations.
Third parties may illegally obtain, distribute, and sell counterfeit or illegally diverted from their intended market versions of AbbVie products. These versions of product would not meet AbbVie's rigorous manufacturing, testing, distribution and quality standards. A patient who receives a counterfeit, stolen, or diverted drug may be at risk for a number of dangerous health consequences. The prevalence of counterfeit/diverted medicines is an industry-wide issue due to a variety of factors, including the adoption of e-commerce, which increased during the COVID-19 pandemic, greatly enhancing consumers' ability to obtain prescriptions and other medical treatments via the internet in lieu of traditional brick and mortar pharmacies. This can expose patients to greater risks as the internet is a preferred vehicle for dangerous counterfeit/diverted product offers and scams because of the anonymity it affords. AbbVie's reputation and business could suffer harm as a result of counterfeit or diverted drugs sold under its brand name which may also result in reduced revenues that could negatively affect our results of operation.
Other factors can have a material adverse effect on AbbVie's profitability and financial condition.
Many other factors can affect AbbVie's results of operations, cash flows and financial condition, including:
•changes in or interpretations of laws and regulations, including changes in accounting standards, taxation requirements, product marketing application standards, data privacy laws, particularly in the European Union and the United States and environmental laws;
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

2022 Form 10-K |	22

•changes in the ability of third parties that provide information technology, accounting, human resources, payroll and other outsourced services to AbbVie to meet their contractual obligations to AbbVie;
•the failure, or perceived failure, of achieving environmental, social and governance objectives;
•information loss or damage to AbbVie's reputation, brand, image or goodwill due to increased use of social media platforms;
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
Risks Related to AbbVie's Common Stock
AbbVie cannot guarantee the timing, amount, or payment of dividends on its common stock or the repurchase of its common stock.
Although AbbVie expects to pay regular cash dividends, the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of AbbVie's board of directors. The board's decisions regarding the payment of dividends will depend on many factors, such as AbbVie's financial condition, earnings, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that the board deems relevant. For more information, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities." AbbVie's ability to pay dividends and repurchase shares under its share repurchase program will depend on its ongoing ability to generate cash from operations and access capital markets. AbbVie cannot guarantee that it will continue to pay a dividend in the future.
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
AbbVie's amended and restated certificate of incorporation and amended and restated by-laws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by encouraging prospective acquirors to negotiate with AbbVie's board of directors rather than to attempt a hostile takeover. These provisions include, among others:
•the inability of AbbVie's stockholders to call a special meeting;
•the division of AbbVie's board of directors into three classes of directors, with each class serving a staggered three-year term;

23	| 2022 Form 10-K

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

2022 Form 10-K |	24

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words "believe," "expect," "anticipate," "project" and similar expressions and uses of future or conditional verbs, generally identify "forward looking statements," which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. In particular, information included under Item 1, "Business," Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward looking statements. Where, in any forward looking statement, an expectation or belief as to future results or events is expressed or implied, such expectation or belief is based on the current plans and expectations of AbbVie management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Factors that could cause actual results or events to differ materially from those anticipated include, but are not limited to, the matters described under Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." AbbVie does not undertake, and specifically declines, any obligation to update the forward-looking statements included in this Annual Report on Form 10-K to reflect events or circumstances after the date hereof, unless AbbVie is required by applicable securities law to do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

AbbVie's corporate offices are located at 1 North Waukegan Road, North Chicago, Illinois 60064-6400. As of December 31, 2022, AbbVie owns or leases approximately 637 facilities worldwide, containing an aggregate of approximately 19 million square feet of floor space dedicated to production, distribution and administration. AbbVie's significant manufacturing facilities are in the following locations:

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

25	| 2022 Form 10-K

ITEM 3. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 15, "Legal Proceedings and Contingencies" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2022 Form 10-K |	26

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table lists AbbVie's executive officers:

Name	Age	Position
Richard A. Gonzalez	69	Chairman of the Board and Chief Executive Officer
Robert A. Michael	52	Vice Chairman and President
Scott T. Reents	55	Executive Vice President, Chief Financial Officer
Timothy J. Richmond	56	Executive Vice President, Chief Human Resources Officer
Azita Saleki-Gerhardt, Ph.D.	59	Executive Vice President, Operations
Perry C. Siatis	48	Executive Vice President, General Counsel and Secretary
Jeffrey R. Stewart	54	Executive Vice President, Chief Commercial Officer
Thomas J. Hudson, M.D.	61	Senior Vice President, Research & Development and Chief Scientific Officer
Elaine K. Sorg	56	Senior Vice President, AbbVie and President, U.S. Commercial Operations
Carrie Strom	45	Senior Vice President, AbbVie and President, Global Allergan Aesthetics
Brian L. Durkin	62	Vice President, Controller
_______________________________________________________________________________

Mr. Gonzalez is the Chairman and Chief Executive Officer of AbbVie. He served as Abbott’s Executive Vice President of the Pharmaceutical Products Group from July 2010 to December 2012, and was responsible for Abbott’s worldwide pharmaceutical business, including commercial operations, research and development and manufacturing. He also served as President, Abbott Ventures Inc., Abbott’s medical technology investment arm, from 2009 to 2011. Mr. Gonzalez joined Abbott in 1977 and held various management positions. He was first appointed as an AbbVie corporate officer in December 2012.
Mr. Michael is AbbVie’s Vice Chairman and President. Mr. Michael previously served as Vice Chairman, Finance and Commercial Operations and Chief Financial Officer from June 2021 to June 2022, as Executive Vice President, Chief Financial Officer from 2019 to 2021, as Senior Vice President, Chief Financial Officer from 2018 to 2019 and as Vice President, Controller from 2017 to 2018. He served as AbbVie’s Vice President, Treasurer from 2015 to 2016, as Vice President, Controller, Commercial Operations from 2013 to 2015 and Vice President, Financial Planning and Analysis from 2012 to 2013. At Abbott, Mr. Michael served as Division Controller, Nutrition Supply Chain from 2010 to 2012. Mr. Michael joined Abbott in 1993 and was first appointed as an AbbVie corporate officer in March 2017.
Mr. Reents is AbbVie’s Executive Vice President, Chief Financial Officer. He previously served as Senior Vice President, Chief Financial Officer from June 2022 to November 2022, as Vice President, Tax and Treasury from 2019 to June 2022, and as Vice President, Tax from 2013 to 2019. Mr. Reents joined Abbott in 2008 and was first appointed as an AbbVie corporate officer in June 2022.
Mr. Richmond is AbbVie’s Executive Vice President, Chief Human Resources Officer. He served as Senior Vice President, Human Resources from 2013 to 2018. Mr. Richmond served as Abbott’s Divisional Vice President of Compensation & Benefits from 2008 to 2012, as Group Vice President of Talent and Rewards from 2007 to 2008 and as Divisional Vice President of Talent Acquisition from 2006 to 2007. Mr. Richmond joined Abbott in 2006 and was first appointed as an AbbVie corporate officer in December 2012.
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
Mr. Siatis is AbbVie’s Executive Vice President, General Counsel and Secretary. Mr. Siatis previously served as Senior Vice President, Deputy General Counsel from September 2021 until October 2022. From 2013 until 2021, Mr. Siatis also served in various roles including as Senior Vice President, Legal and Chief Ethics and Compliance Officer; Senior Vice President of Legal Transactions and R&D/Alliance Management and Chief Ethics and Compliance Officer; and Vice President, Biologic Strategic Development and Legal Regulatory. Mr. Siatis joined Abbott in 2005 and was first appointed as an AbbVie corporate officer in October 2022.
Mr. Stewart is AbbVie’s Executive Vice President, Chief Commercial Officer. He previously served as Senior Vice President, U.S. Commercial Operations from 2018 to 2020 and as AbbVie’s President, Commercial Operations from 2013 to

27	| 2022 Form 10-K

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
Ms. Sorg is AbbVie’s Senior Vice President, AbbVie, and President U.S. Commercial Operations. She previously served as AbbVie’s President, U.S. Immunology and Patient Services from 2019 to 2020 and as Vice President, Immunology and Oncology from 2016 to 2018. She served as Vice President, Immunology prior to AbbVie’s separation from Abbott and until 2016 at AbbVie. Ms. Sorg joined Abbott in 2012 and was first appointed as an AbbVie corporate officer in November 2020. Prior to joining Abbott, Ms. Sorg served in management roles at Eli Lilly and Company for 23 years.

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

2022 Form 10-K |	28

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market
The principal market for AbbVie's common stock is the New York Stock Exchange (Symbol: ABBV). AbbVie's common stock is also listed on the Chicago Stock Exchange and traded on various regional and electronic exchanges.
Stockholders
There were 44,487 stockholders of record of AbbVie common stock as of January 31, 2023.
Performance Graph
The following graph compares the cumulative total returns of AbbVie, the S&P 500 Index and the NYSE Arca Pharmaceuticals Index for the period from December 31, 2017 through December 31, 2022. This graph assumes $100 was invested in AbbVie common stock and each index on December 31, 2017 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
AbbVie Inc.
S&P 500 Index
NYSE Arca Pharmaceutical Index

This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of AbbVie's filings under the Securities Act of 1933, as amended.

29	| 2022 Form 10-K

Dividends
On October 28, 2022, AbbVie's board of directors declared an increase in the quarterly cash dividend from $1.41 per share to $1.48 per share, payable on February 15, 2023, to stockholders of record as of January 13, 2023. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors. Moreover, if AbbVie determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	926	(1)	$141.34	(1)	—	$1,393,714,917
November 1, 2022 - November 30, 2022	940	(1)	$146.61	(1)	—	$1,393,714,917
December 1, 2022 - December 31, 2022	26,019	(1)	$161.87	(1)	—	$1,393,714,917
Total	27,885	(1)	$160.67	(1)	—	$1,393,714,917
1.    In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 926 in October; 940 in November; and 26,019 in December.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2022 Form 10-K |	30

ITEM 6. [RESERVED]

31	| 2022 Form 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company). This commentary should be read in conjunction with the Consolidated Financial Statements and accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data." This section of Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market works through largely centralized national payers system to agree on reimbursement terms. Certain products are co-marketed or co-promoted with other companies. AbbVie operates as a single global business segment and has approximately 50,000 employees.
2022 Financial Results
AbbVie's strategy has focused on delivering strong financial results, maximizing the benefits of the Allergan acquisition, advancing and investing in its pipeline and returning value to shareholders while ensuring a strong, sustainable growth business over the long term. The company's financial performance in 2022 included delivering worldwide net revenues of $58.1 billion, operating earnings of $18.1 billion, diluted earnings per share of $6.63 and cash flows from operations of $24.9 billion. Worldwide net revenues increased by 3% on a reported basis and 5% on a constant currency basis, reflecting growth across its immunology, neuroscience and aesthetics portfolios.
Diluted earnings per share in 2022 was $6.63 and included the following after-tax costs: (i) $6.4 billion related to the amortization of intangible assets; (ii) $2.8 billion for the change in fair value of contingent consideration liabilities; (iii) $2.0 billion for charges related to litigation matters; (iv) $766 million of acquisition and integration expenses; and (v) $604 million related to intangible asset impairment. These costs were partially offset by an after-tax gain of $126 million related to the divestiture of Pylera and a benefit of $26 million related to certain tax items. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
Following the closing of the Allergan acquisition in 2020, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization. As a result of the successful execution of the integration plan, AbbVie realized $2.5 billion of annual cost synergies in 2022.
To achieve these integration objectives, AbbVie incurred total cumulative charges of $2.3 billion through 2022. These costs consisted of severance and employee benefit costs (cash severance, non-cash severance, including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.

2022 Form 10-K |	32

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
Impact of the Coronavirus Disease 2019 (COVID-19)
In response to COVID-19, AbbVie continues to closely manage manufacturing and supply chain resources around the world to help ensure that patients continue to receive an uninterrupted supply of their medicines. Clinical trial sites are being monitored locally to protect the safety of study participants, staff and employees. While the impact of COVID-19 on AbbVie's operations to date has not been material, AbbVie continues to experience lower new patient starts in certain products and markets. AbbVie expects this matter could continue to negatively impact its results of operations throughout the duration of the pandemic.
The extent to which COVID-19 may impact AbbVie's financial condition and results of operations remains uncertain and is dependent on numerous evolving factors, including the measures being taken by authorities to mitigate against the spread of COVID-19, the emergence of new variants and the effectiveness of vaccines and therapeutics.
2023 Strategic Objectives
AbbVie's mission is to discover and develop innovative medicines and products that solve serious health issues today and address the medical challenges of tomorrow while achieving top-tier financial performance through outstanding execution. AbbVie intends to execute its strategy and advance its mission in a number of ways, including: (i) maximizing the benefits of a diversified revenue base with multiple long-term growth drivers; (ii) leveraging AbbVie's commercial strength and international infrastructure across therapeutic areas and ensuring strong commercial execution of new product launches; (iii) continuing to invest in and expand its pipeline in support of opportunities in immunology, oncology, aesthetics, neuroscience and eye care as well as continued investment in key on-market products; (iv) generating substantial operating cash flows to support investment in innovative research and development, and return cash to shareholders via a strong and growing dividend while also reducing debt. In addition, AbbVie anticipates several regulatory submissions and data readouts from key clinical trials in the next 12 months.
AbbVie expects to achieve its strategic objectives through:
•Skyrizi and Rinvoq revenue growth driven by increasing market share and indication expansion.
•Advancing our hematologic oncology portfolio by increasing Venclexta market share and new indications, strong commercial execution of new product launches and effectively managing market and competitive challenges impacting Imbruvica.
•Continuing investment in the global expansion of aesthetics and increasing market penetration of Botox and Juvederm Collection.
•Neuroscience revenue growth driven by Vraylar, Botox Therapeutic, Ubrelvy and Qulipta.
•Maximizing AbbVie's existing eye care portfolio.
•Effectively managing the impact of Humira biosimilar erosion.
•The favorable impact of pipeline products and indications recently approved or currently under regulatory review where approval is expected in 2023. These products are described in greater detail in the section labeled "Research and Development" included as part of this Item 7.

33	| 2022 Form 10-K

Research and Development
Research and innovation are the cornerstones of AbbVie's business as a global biopharmaceutical company. AbbVie's long-term success depends to a great extent on its ability to continue to discover and develop innovative products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie's pipeline currently includes over 80 compounds, devices or indications in development individually or under collaboration or license agreements and is focused on such important specialties as immunology, oncology, aesthetics, neuroscience and eye care. Of these programs, approximately 50 are in mid- and late-stage development.
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
•In November 2022, AbbVie announced that the European Commission (EC) approved Skyrizi for the treatment of adults with moderately to severely active Crohn's disease who have had inadequate response, lost response or were intolerant to conventional or biologic therapy.
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
•In May 2022, AbbVie announced positive top-line results from U-ENDURE, a Phase 3 maintenance study for Rinvoq in adult patients with moderate to severe Crohn's disease who had an inadequate response or were intolerant to a conventional or biologic therapy. The results showed that more patients treated with Rinvoq achieved the co-primary and secondary endpoints at one year compared to placebo.
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

2022 Form 10-K |	34

•In October 2022, AbbVie announced that the FDA approved Rinvoq for the treatment of adults with active nr-axSpA with objective signs of inflammation who have had an inadequate response or intolerance to TNF blocker therapy.
•In November 2022, AbbVie announced that the EMA's Committee for Medical Products for Human Use (CHMP) adopted an opinion following a review of the benefit-risk of medicines within the JAK inhibitor class for the treatment of inflammatory diseases, including Rinvoq. Confirming the recommendation from the Pharmacovigilance Risk Assessment Committee (PRAC), the CHMP did not recommend changes to the current Rinvoq indication statements and recommended updates to dosage and special warnings for all JAK inhibitor products indicated for the treatment of inflammatory diseases. These recommendations will be forwarded to the EC, which is expected to issue a final decision.
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
•In September 2022, AbbVie and Genmab submitted a biological license application (BLA) to the FDA for epcoritamab for the treatment of patients with relapsed/refractory large B-cell lymphoma.
•In October 2022, AbbVie and Genmab submitted an MAA to the EMA for epcoritamab for the treatment of patients with relapsed/refractory diffuse large B-cell lymphoma.
•In October 2022, AbbVie initiated a Phase 3 clinical trial to evaluate epcoritamab in combination with rituximab and lenalidomide compared to rituximab and lenalidomide in patients with relapsed or refractory follicular lymphoma.
•In November 2022, AbbVie announced that the FDA has accepted for priority review the BLA for epcoritamab for the treatment of relapsed/refractory large B-cell lymphoma.
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

35	| 2022 Form 10-K

Aesthetics
Juvederm Collection
•In February 2022, AbbVie announced that the FDA approved Juvederm Volbella XC for improvement of infraorbital hollows in adults over the age of 21.
•In August 2022, AbbVie announced that the FDA approved Juvederm Volux XC for the improvement of jawline definition in adults over the age of 21 with moderate to severe loss of jawline definition.
BoNTE
•In March 2022, AbbVie initiated three Phase 3 clinical trials to evaluate the efficacy and safety of BoNTE (AGN-151586) for the treatment of glabellar lines.
Neuroscience
Vraylar
•In December 2022, AbbVie announced that the FDA approved Vraylar as an adjunctive therapy to antidepressants for the treatment of major depressive disorder in adults.
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

2022 Form 10-K |	36

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

				Percent change
				At actual currency rates		At constant currency rates
years ended (dollars in millions)	2022	2021	2020	2022	2021	2022	2021
United States	$45,713	$43,510	$34,879	5.1%	24.7%	5.1%	24.7%
International	12,341	12,687	10,925	(2.7)%	16.1%	5.5%	12.6%
Net revenues	$58,054	$56,197	$45,804	3.3%	22.7%	5.1%	21.9%

37	| 2022 Form 10-K

The following table details AbbVie's worldwide net revenues:

					Percent change
					At actual currency rates		At constant currency rates
years ended December 31 (dollars in millions)		2022	2021	2020	2022	2021	2022	2021
Immunology
Humira	United States	$18,619	$17,330	$16,112	7.4%	7.6%	7.4%	7.6%
	International	2,618	3,364	3,720	(22.2)%	(9.6)%	(14.9)%	(12.8)%
	Total	$21,237	$20,694	$19,832	2.6%	4.3%	3.8%	3.7%
Skyrizi	United States	$4,484	$2,486	$1,385	80.4%	79.6%	80.4%	79.6%
	International	681	453	205	50.4%	>100.0%	67.1%	>100.0%
	Total	$5,165	$2,939	$1,590	75.7%	84.9%	78.3%	84.0%
Rinvoq	United States	$1,794	$1,271	$653	41.2%	94.8%	41.2%	94.8%
	International	728	380	78	91.4%	>100.0%	>100.0%	>100.0%
	Total	$2,522	$1,651	$731	52.8%	>100.0%	58.1%	>100.0%
Hematologic Oncology
Imbruvica	United States	$3,426	$4,321	$4,305	(20.7)%	0.4%	(20.7)%	0.4%
	Collaboration revenues	1,142	1,087	1,009	5.1%	7.7%	5.1%	7.7%
	Total	$4,568	$5,408	$5,314	(15.5)%	1.8%	(15.5)%	1.8%
Venclexta	United States	$1,009	$934	$804	8.0%	16.1%	8.0%	16.1%
	International	1,000	886	533	12.9%	66.2%	24.6%	60.9%
	Total	$2,009	$1,820	$1,337	10.4%	36.1%	16.1%	34.0%
Aesthetics
Botox Cosmetic (a)	United States	$1,654	$1,424	$687	16.2%	>100.0%	16.2%	>100.0%
	International	961	808	425	18.9%	90.0%	28.8%	83.9%
	Total	$2,615	$2,232	$1,112	17.2%	>100.0%	20.8%	98.4%
Juvederm Collection (a)	United States	$548	$658	$318	(16.7)%	>100.0%	(16.7)%	>100.0%
	International	880	877	400	0.3%	>100.0%	8.9%	>100.0%
	Total	$1,428	$1,535	$718	(7.0)%	>100.0%	(2.1)%	>100.0%
Other Aesthetics (a)	United States	$1,122	$1,268	$666	(11.5)%	90.2%	(11.5)%	90.2%
	International	168	198	94	(14.9)%	>100.0%	(8.3)%	>100.0%
	Total	$1,290	$1,466	$760	(12.0)%	93.0%	(11.1)%	91.9%
Neuroscience
Botox Therapeutic (a)	United States	$2,255	$2,012	$1,155	12.1%	74.3%	12.1%	74.3%
	International	464	439	232	5.6%	89.0%	15.3%	78.8%
	Total	$2,719	$2,451	$1,387	10.9%	76.7%	12.6%	75.0%
Vraylar (a)	United States	$2,037	$1,728	$951	17.9%	81.7%	17.9%	81.7%
	International	1	—	—	n/m	n/m	n/m	n/m
	Total	$2,038	$1,728	$951	17.9%	81.7%	17.9%	81.7%
Duodopa	United States	$95	$102	$103	(6.7)%	(1.0)%	(6.7)%	(1.0)%
	International	363	409	391	(11.3)%	4.6%	(0.8)%	(0.1)%
	Total	$458	$511	$494	(10.4)%	3.4%	(2.0)%	(0.3)%
Ubrelvy (a)	United States	$680	$552	$125	23.2%	>100.0%	23.2%	>100.0%
Qulipta	United States	$158	$—	$—	>100.0%	n/m	>100.0%	n/m
Other Neuroscience (a)	United States	$456	$667	$528	(30.5)%	26.3%	(30.5)%	26.3%
	International	19	18	11	4.8%	77.4%	9.0%	64.7%
	Total	$475	$685	$539	(29.6)%	27.2%	(29.5)%	27.0%

2022 Form 10-K |	38

					Percent change
					At actual currency rates		At constant currency rates
years ended December 31 (dollars in millions)		2022	2021	2020	2022	2021	2022	2021
Eye Care
Lumigan/Ganfort (a)	United States	$242	$273	$165	(11.0)%	64.7%	(11.0)%	64.7%
	International	272	306	213	(11.3)%	44.1%	(3.0)%	38.1%
	Total	$514	$579	$378	(11.2)%	53.1%	(6.8)%	49.7%
Alphagan/Combigan (a)	United States	$202	$373	$223	(45.8)%	66.5%	(45.8)%	66.5%
	International	144	156	103	(7.9)%	52.5%	2.5%	50.6%
	Total	$346	$529	$326	(34.6)%	62.1%	(31.5)%	61.5%
Restasis (a)	United States	$621	$1,234	$755	(49.6)%	63.3%	(49.6)%	63.3%
	International	45	56	32	(20.2)%	75.3%	(13.8)%	80.1%
	Total	$666	$1,290	$787	(48.3)%	63.8%	(48.0)%	64.0%
Other Eye Care (a)	United States	$538	$523	$305	2.3%	72.7%	2.3%	72.7%
	International	637	646	388	(1.2)%	66.1%	8.7%	61.0%
	Total	$1,175	$1,169	$693	0.4%	69.0%	5.9%	66.1%
Other Key Products
Mavyret	United States	$755	$754	$785	0.2%	(4.0)%	0.2%	(4.0)%
	International	786	956	1,045	(17.8)%	(8.5)%	(8.5)%	(10.8)%
	Total	$1,541	$1,710	$1,830	(9.9)%	(6.5)%	(4.7)%	(7.8)%
Creon	United States	$1,278	$1,191	$1,114	7.3%	6.9%	7.3%	6.9%
Linzess/Constella (a)	United States	$1,003	$1,006	$649	(0.4)%	55.1%	(0.4)%	55.1%
	International	32	32	18	0.3%	77.3%	7.6%	66.4%
	Total	$1,035	$1,038	$667	(0.3)%	55.7%	(0.1)%	55.4%
All other		$4,137	$5,019	$5,119	(17.6)%	(2.0)%	(16.3)%	(2.8)%
Total net revenues		$58,054	$56,197	$45,804	3.3%	22.7%	5.1%	21.9%
n/m – Not meaningful
(a)Net revenues include Allergan product revenues after the acquisition closing date of May 8, 2020.
The following discussion and analysis of AbbVie's net revenues by product is presented on a constant currency basis.
Global Humira sales increased 4% in 2022 primarily driven by market growth across therapeutic categories, partially offset by direct biosimilar competition in international markets. In the United States, Humira sales increased 7% in 2022 primarily driven by market growth across all indications and favorable pricing. This increase was partially offset by a lower market share following the corresponding market share gains of Skyrizi and Rinvoq. Internationally, Humira revenues decreased 15% in 2022 primarily driven by direct biosimilar competition. On January 31, 2023, Humira lost exclusivity in the United States. Following this loss of exclusivity, AbbVie expects direct biosimilar competition and Humira net revenues to decline in the United States. AbbVie continues to pursue strategies to maintain broad formulary access of Humira and manage the impact of biosimilar erosion.
Net revenues for Skyrizi increased 78% in 2022 primarily driven by continued strong volume and market share uptake since launch as a treatment for plaque psoriasis as well as market growth. Net revenues were also favorably impacted by recent regulatory approvals and expansion of Skyrizi for the treatment of psoriatic arthritis and Crohn’s disease.
Net revenues for Rinvoq increased 58% in 2022 primarily driven by continued strong volume and market share uptake since launch for the treatment of moderate to severe rheumatoid arthritis as well as market growth. Net revenues were also favorably impacted by recent regulatory approvals and expansion of Rinvoq for the treatment of psoriatic arthritis, atopic dermatitis, ankylosing spondylitis, ulcerative colitis and non-radiographic axial spondyloarthritis.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie's 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 16% in 2022 as a result of decreased market demand and lower market share in the United States. The decrease in net revenues was also partially offset by increased collaboration revenues.
Net revenues for Venclexta increased 16% in 2022 primarily due to continued expansion of Venclexta for the treatment of patients with CLL and acute myeloid leukemia.

39	| 2022 Form 10-K

Net revenues for Botox Cosmetic increased 21% in 2022 due to sustained consumer demand in the United States, which was moderated in the second half of the year by economic pressures impacting consumer discretionary spending, and increased investment in key international markets.
Net revenues for Juvederm Collection decreased 2% in 2022 due to economic pressures impacting consumer discretionary spending and increased pricing promotions to support the market. International net revenues increased by 9% due to increased investment in key markets, partially offset by the suspension of aesthetic operations in Russia and the impact of COVID-19 in China.
Net revenues for Botox Therapeutic increased 13% in 2022 due to market growth.
Net revenues for Vraylar increased 18% in 2022 due to higher market share and market growth.
Net revenues for Ubrelvy increased 23% in 2022 primarily due to increased market share uptake since launch, partially offset by unfavorable pricing.
Net revenues for Qulipta increased greater than 100% in 2022 due to strong volume and market share uptake since launch for the preventative treatment of episodic migraine in adults.
Net revenues for Mavyret decreased 5% in 2022 due to the continued disruption of global hepatitis C virus markets due to the COVID-19 pandemic.
Gross Margin

				Percent change
years ended December 31 (dollars in millions)	2022	2021	2020	2022	2021
Gross margin	$40,640	$38,751	$30,417	5%	27%
as a percent of net revenues	70%	69%	66%
Gross margin as a percentage of net revenues in 2022 increased compared to 2021. Gross margin percentage for 2022 was favorably impacted by changes in product mix, partially offset by an intangible asset impairment charge of $770 million.
Selling, General and Administrative

				Percent change
years ended December 31 (dollars in millions)	2022	2021	2020	2022	2021
Selling, general and administrative	$15,260	$12,349	$11,299	24%	9%
as a percent of net revenues	26%	22%	25%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues increased in 2022 compared to the prior year primarily due to the unfavorable impact of litigation reserve charges of $2.5 billion, partially offset by leverage from revenue growth and increased synergies realized.
Research and Development and Acquired IPR&D and Milestones

				Percent change
years ended December 31 (dollars in millions)	2022	2021	2020	2022	2021
Research and development	$6,510	$6,922	$6,379	(6)%	9%
as a percent of net revenues	11%	12%	14%
Acquired IPR&D and milestones	$697	$1,124	$1,376	(38)%	(18)%
R&D expenses as a percentage of net revenues decreased in 2022 compared to 2021. R&D expense percentage for 2022 was favorably impacted by increased scale of the combined company and synergies realized, the purchase of priority review vouchers from third parties in the prior year as well as lower integration costs related to the acquisition of Allergan.
Acquired IPR&D and milestones expense represents upfront and subsequent development milestone payments incurred prior to regulatory approval to acquire rights to in-process R&D projects through R&D collaborations, licensing arrangements or other asset acquisitions. Acquired IPR&D and milestones expense in 2022 included a charge of $130 million related to acquiring Syndesi Therapeutics SA, charges related to other upfront payments totaling $315 million and development milestones of $252 million. Acquired IPR&D and milestones expense in 2021 included a charge of $400 million related to exercising the company's exclusive right to acquire TeneoOne, a charge of $370 million related to a collaboration

2022 Form 10-K |	40

agreement with REGENXBIO Inc, charges related to other upfront payments totaling $192 million and development milestones of $162 million. See Note 5 to the Consolidated Financial Statements for additional information.
Other Operating Expense, Net
Other operating expense, net in 2022 included a one-time charge of $229 million related to an asset divested as part of the Allergan acquisition, partially offset by $172 million of income related to the sale of worldwide commercial rights of a mature brand Pylera. Other operating expense, net in 2021 included a $500 million charge related to the extension of the Calico Life Sciences LLC collaboration. See Note 5 to the Consolidated Financial Statements for additional information.
Other Non-Operating Expenses

years ended December 31 (in millions)	2022	2021	2020
Interest expense	$2,230	$2,423	$2,454
Interest income	(186)	(39)	(174)
Interest expense, net	$2,044	$2,384	$2,280

Net foreign exchange loss	$148	$51	$71
Other expense, net	2,448	2,500	5,614
Interest expense in 2022 decreased compared to 2021 primarily due to a lower average debt balance as a result of deleveraging, partially offset by the impact of higher interest rates.
Interest income in 2022 increased compared to 2021 primarily due to the impact of higher interest rates.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $2.8 billion in 2022 and $2.7 billion in 2021. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. In 2022, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake and the passage of time, partially offset by higher discount rates. In 2021, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake, favorable clinical trial results and the passage of time, partially offset by higher discount rates.
Income Tax Expense
The effective income tax rate was 12% in 2022, 11% in 2021 and negative 36% in 2020. The effective income tax rates differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities and changes in fair value of contingent consideration. The effective tax rates for these periods also reflected the benefit from U.S. tax credits principally related to research and development credits, the orphan drug tax credit and Puerto Rico excise tax credits. The Puerto Rico tax credits relate to excise tax on certain products manufactured in Puerto Rico. The tax is levied on gross inventory purchases from entities in Puerto Rico and is included in cost of products sold in the consolidated statements of earnings. The majority of the tax is creditable for U.S. income tax purposes. In 2022, Puerto Rico enacted Act 52-2002 (the “Puerto Rico Act”) allowing for a transition from a Puerto Rico excise tax levied on gross inventory purchases to an income-based tax beginning in 2023. The company completed the transition requirements of the Puerto Rico Act in 2022, resulting in the remeasurement of certain deferred tax assets and liabilities based on income tax rates at which they are expected to reverse in the future. The net tax benefit from the remeasurement of deferred taxes related to the Puerto Rico Act was $323 million.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2022	2021	2020
Cash flows provided by (used in)
Operating activities	$24,943	$22,777	$17,588
Investing activities	(623)	(2,344)	(37,557)
Financing activities	(24,803)	(19,039)	(11,501)
Operating cash flows in 2022 increased from 2021 primarily due to improved results of operations resulting from revenue growth and lower income tax payments, partially offset by the timing of working capital. Operating cash flows also reflected AbbVie’s contributions to its defined benefit plans of $357 million in 2022 and $376 million in 2021.

41	| 2022 Form 10-K

Investing cash flows in 2022 included payments made for capital expenditures of $695 million, other acquisitions and investments of $539 million, $255 million cash consideration paid to acquire DJS Antibodies Ltd offset by cash acquired and net sales and maturities of investments securities totaling $92 million. Investment cash flows in 2021 included $535 million cash consideration paid to acquire Soliton, Inc. offset by cash acquired, payments made for other acquisitions and investments of $1.4 billion, capital expenditures of $787 million and net purchases of investment securities totaling $21 million.
Financing cash flows in 2022 included repayment of $3.1 billion aggregate principal amount of the company's 2.9% senior notes, $3.0 billion aggregate principal amount of the company's 2.3% senior notes, $2.9 billion aggregate principal amount of the company's 3.45% senior notes, $1.7 billion aggregate principal amount of the company's 3.25% senior notes, $1.0 billion aggregate principal amount of the company’s 3.2% senior notes and $750 million aggregate principal amount of the company's floating rate senior notes. Additionally financing cash flows included repayment of a $2.0 billion floating term loan due May 2025 and issuance of a new $2.0 billion floating rate term loan as part of the term loan refinancing in February 2022. Subsequent to December 31, 2022, the company repaid a $1.0 billion floating rate three-year term loan that was scheduled to mature in May 2023.
Financing cash flows in 2021 included early repayments of $1.8 billion aggregate principal amount of the company's 2.3% principal notes, $1.2 billion aggregate principal amount of the company's 5.0% senior notes and €750 million aggregate principal amount of the company's 0.5% senior Euro notes. Financing cash flows also included repayment of $750 million aggregate principal amount of floating rate senior notes, $1.3 billion aggregate principal amount of 3.375% senior notes, $1.8 billion aggregate principal amount of 2.15% senior notes and $750 million aggregate principal amount of floating rate senior notes at maturity. Additionally, financing cash flows included repayment of a $1.0 billion floating rate term loan due May 2023 and issuance of a new $1.0 billion floating rate term loan as part of the term loan refinancing in September 2021.
Financing cash flows also included cash dividend payments of $10.0 billion in 2022 and $9.3 billion in 2021. The increase in cash dividend payments was primarily driven by an increase of the dividend rate.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management’s discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 8 million shares for $1.1 billion in 2022 and 6 million shares for $670 million in 2021. AbbVie's remaining stock repurchase authorization was $1.4 billion as of December 31, 2022. On February 16, 2023, AbbVie's board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization.
No commercial paper borrowings were issued during 2022 or 2021 and there were no commercial paper borrowings outstanding as of December 31, 2022 or December 31, 2021. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
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
AbbVie currently has a $4.0 billion five-year revolving credit facility that matures in August 2024. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2022, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of December 31, 2022 and December 31, 2021.

2022 Form 10-K |	42

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
Credit Ratings
In 2022, Moody’s Investors Service upgraded AbbVie's senior unsecured long-term credit rating to Baa1 from Baa2, affirmed its Prime-2 short-term credit rating and revised its outlook to positive from stable. In addition, Standard and Poor's Global Ratings revised its outlook to positive from stable and affirmed its long-term issuer credit rating of BBB+.
Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
Future Cash Requirements
Contractual Obligations
The following table summarizes AbbVie's estimated material contractual obligations as of December 31, 2022:

(in millions)	Total	Current	Long-term
Long-term debt, including current portion	$63,128	$4,132	$58,996
Interest on long-term debt(a)	28,445	2,363	26,082
Contingent consideration liabilities(b)	16,384	1,469	14,915
(a)Includes estimated future interest payments on long-term debt. Interest payments on debt are calculated for future periods using forecasted interest rates in effect at the end of 2022. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2022. See Note 10 to the Consolidated Financial Statements for additional information regarding the company's debt instruments and Note 11 for additional information on the interest rate swap agreements outstanding at December 31, 2022.
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
Income Taxes
Future income tax cash requirements include a one-time transition tax liability on a mandatory deemed repatriation of previously untaxed earnings of foreign subsidiaries resulting from U.S. tax reform enacted in 2017. The one-time transition tax liability was $3.4 billion as of December 31, 2022 and is payable in four future annual installments.
Liabilities for unrecognized tax benefits totaled $6.5 billion as of December 31, 2022. It is not possible to reliably estimate the timing of the future cash outflows related to these liabilities. See Note 14 to the Consolidated Financial Statements for additional information on these unrecognized tax benefits.
Quarterly Cash Dividend
On October 28, 2022, AbbVie announced that its board of directors declared an increase in the quarterly cash dividend from $1.41 per share to $1.48 per share beginning with the dividend payable on February 15, 2023, to stockholders of record as of January 13, 2023. This reflects an increase of approximately 5.0% over the previous quarterly rate. The timing,

43	| 2022 Form 10-K

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
Collaborations, Licensing and Other Arrangements
AbbVie enters into collaborative, licensing and other arrangements with third parties that may require future milestone payments to third parties contingent upon the achievement of certain development, regulatory, or commercial milestones. Individually, these arrangements are insignificant in any one annual reporting period. However, if milestones for multiple products covered by these arrangements happen to be reached in the same reporting period, the aggregate charge to expense could be material to the results of operations in that period. From a business perspective, the payments are viewed as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate future cash flows from product sales. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement. See Note 5 to the Consolidated Financial Statements for additional information on these collaboration arrangements.
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
Rebate and chargeback accruals are accounted for as variable consideration and are recorded as a reduction to revenue in the period the related product is sold. Provisions for rebates and chargebacks totaled $41.4 billion in 2022, $33.9 billion in 2021 and $27.0 billion in 2020. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accrual for that rebate include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant.
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

2022 Form 10-K |	44

The following table is an analysis of the three largest accruals for rebates and chargebacks, which comprise approximately 94% of the total consolidated rebate and chargebacks recorded as reductions to revenues in 2022. Remaining rebate provisions charged against gross revenues are not significant in the determination of operating earnings.

(in millions)	Medicaid and Medicare Rebates	Managed Care Rebates	Wholesaler Chargebacks
Balance at December 31, 2019	$1,765	$1,936	$686
Additions(a)	1,266	649	71
Provisions	6,715	8,656	8,677
Payments	(6,801)	(8,334)	(8,693)
Balance at December 31, 2020	2,945	2,907	741
Provisions	9,622	11,306	11,286
Payments	(8,751)	(11,116)	(11,125)
Balance at December 31, 2021	3,816	3,097	902
Provisions	11,713	14,119	13,070
Payments	(10,331)	(12,974)	(12,829)
Balance at December 31, 2022	$5,198	$4,242	$1,143
(a)Represents rebate accruals and chargeback allowances assumed in the Allergan acquisition.
Other Allowances
Other allowances include cash discounts, product returns, sales incentives, and other adjustments, which are accounted for as variable consideration and are recorded as a reduction to revenue in the same period the related product is sold. Reserves for cash discounts and sales incentives are readily determinable because the company's experience of payment history is fairly consistent. Product returns can be reliably estimated based on the company's historical return experience. Cash discounts totaled $1.8 billion in 2022, $1.6 billion in 2021 and $1.2 billion in 2020. Allowances other than cash discounts are not significant.
Pension and Other Post-Employment Benefits
AbbVie engages outside actuaries to assist in the determination of the obligations and costs under the pension and other post-employment benefit plans that are direct obligations of AbbVie. The valuation of the funded status and the net periodic benefit cost for these plans are calculated using actuarial assumptions. The significant assumptions, which are reviewed annually, include the discount rate, the expected long-term rate of return on plan assets and the health care cost trend rates and are disclosed in Note 12 to the Consolidated Financial Statements.
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

45	| 2022 Form 10-K

AbbVie's assumed discount rates have a significant effect on the amounts reported for defined benefit pension and other post-employment plans as of December 31, 2022. A 50 basis point change in the assumed discount rate would have had the following effects on AbbVie's calculation of net periodic benefit costs in 2023 and projected benefit obligations as of December 31, 2022:

	50 basis point
(in millions) (brackets denote a reduction)	Increase	Decrease
Defined benefit plans
Net periodic benefit cost	$(34)	$57
Projected benefit obligation	(612)	687
Other post-employment plans
Net periodic benefit cost	$(5)	$6
Projected benefit obligation	(44)	49
The expected long-term rate of return is based on the asset allocation, historical performance and the current view of expected future returns. AbbVie considers these inputs with a long-term focus to avoid short-term market influences. The current long-term rate of return on plan assets for each plan is supported by the historical performance of the trust's actual and target asset allocation. AbbVie's assumed expected long-term rate of return has a significant effect on the amounts reported for defined benefit pension plans as of December 31, 2022 and will be used in the calculation of net periodic benefit cost in 2023. A one percentage point change in assumed expected long-term rate of return on plan assets would increase or decrease the net period benefit cost of these plans in 2023 by $98 million.
The health care cost trend rate is selected by reviewing historical trends and current views on projected future health care cost increases. The current health care cost trend rate is supported by the historical trend experience of each plan. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans as of December 31, 2022 and will be used in the calculation of net periodic benefit cost in 2023.
Income Taxes
AbbVie accounts for income taxes under the asset and liability method. Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax laws. Deferred taxes are provided using enacted tax rates on the future tax consequences of temporary differences, which are the differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and the tax benefits of carryforwards. A valuation allowance is established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized.
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
Valuation of Goodwill and Intangible Assets
AbbVie has acquired and may continue to acquire significant intangible assets in connection with business combinations that AbbVie records at fair value. Transactions involving the purchase or sale of intangible assets occur between companies in the pharmaceuticals industry and valuations are usually based on a discounted cash flow analysis incorporating the stage of completion. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. In-process research and development (IPR&D) acquired in a business combination is capitalized as an indefinite-lived intangible asset until regulatory approval is obtained, at which time it is accounted for as a definite-lived asset and amortized over its estimated useful life, or discontinuation, at which point the intangible asset will be written off. IPR&D acquired in transactions that are not business combinations is expensed immediately, unless deemed to have an alternative

2022 Form 10-K |	46

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
For its quantitative impairment tests, the company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are consistent with the company's business plans and a market participant's views. The use of alternative estimates and assumptions could increase or decrease projected cash flows and the estimated fair value of the related intangible assets. Future changes to these estimates and assumptions could have a material impact on the company's results of operations. Actual results may differ from the company's estimates.
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

47	| 2022 Form 10-K

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
Foreign Currency Risk
AbbVie's primary net foreign currency exposures are the Euro, Japanese yen, Canadian dollar, Chinese yuan and British pound. The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2022 and 2021:

	2022			2021
as of December 31 (in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$8,507	1.071	$9	$10,253	1.155	$195
Canadian dollar	1,302	1.312	40	571	1.258	9
British pound	772	1.234	(8)	605	1.331	9
Chinese yuan	596	7.024	(5)	673	6.400	(1)
Japanese yen	567	133.3	(3)	602	113.3	9
All other currencies	1,954	n/a	(2)	1,549	n/a	5
Total	$13,698		$31	$14,253		$226
The company estimates that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $1.4 billion at December 31, 2022. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. However, gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders' equity volatility relating to foreign exchange. A 10% appreciation is believed to be a reasonably possible near-term change in foreign currencies.
As of December 31, 2022, the company has €5.9 billion aggregate principal amount of unsecured senior Euro notes outstanding, which are exposed to foreign currency risk. The company designated these foreign currency denominated notes as hedges of its net investments in certain foreign subsidiaries and affiliates. As a result, any foreign currency translation gains or losses related to the Euro notes will be included in accumulated other comprehensive loss. See Note 10 to the Consolidated Financial Statements for additional information regarding the senior Euro notes and Note 11 to the Consolidated Financial Statements for additional information regarding the net investment hedging program.
Interest Rate Risk
The company estimates that an increase in interest rates of 100 basis points would adversely impact the fair value of AbbVie's interest rate swap contracts by approximately $155 million at December 31, 2022. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $4.2 billion at December 31, 2022. A 100 basis point change is believed to be a reasonably possible near-term change in interest rates.

2022 Form 10-K |	48

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	98

49	| 2022 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2022	2021	2020
Net revenues	$58,054	$56,197	$45,804

Cost of products sold	17,414	17,446	15,387
Selling, general and administrative	15,260	12,349	11,299
Research and development	6,510	6,922	6,379
Acquired IPR&D and milestones	697	1,124	1,376
Other operating expense, net	56	432	—
Total operating costs and expenses	39,937	38,273	34,441
Operating earnings	18,117	17,924	11,363

Interest expense, net	2,044	2,384	2,280
Net foreign exchange loss	148	51	71
Other expense, net	2,448	2,500	5,614
Earnings before income tax expense	13,477	12,989	3,398
Income tax expense (benefit)	1,632	1,440	(1,224)
Net earnings	11,845	11,549	4,622
Net earnings attributable to noncontrolling interest	9	7	6
Net earnings attributable to AbbVie Inc.	$11,836	$11,542	$4,616

Per share data
Basic earnings per share attributable to AbbVie Inc.	$6.65	$6.48	$2.73
Diluted earnings per share attributable to AbbVie Inc.	$6.63	$6.45	$2.72

Weighted-average basic shares outstanding	1,771	1,770	1,667
Weighted-average diluted shares outstanding	1,778	1,777	1,673
The accompanying notes are an integral part of these consolidated financial statements.

2022 Form 10-K |	50

AbbVie Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

years ended December 31 (in millions)	2022	2021	2020
Net earnings	$11,845	$11,549	$4,622

Foreign currency translation adjustments, net of tax expense (benefit) of $(10) in 2022, $(35) in 2021 and $28 in 2020	(943)	(1,153)	1,511
Net investment hedging activities, net of tax expense (benefit) of $152 in 2022, $193 in 2021 and $(221) in 2020	555	699	(799)
Pension and post-employment benefits, net of tax expense (benefit) of $272 in 2022, $124 in 2021 and $(47) in 2020	1,088	521	(102)
Cash flow hedging activities, net of tax expense (benefit) of $5 in 2022, $20 in 2021 and $(23) in 2020	—	151	(131)
Other comprehensive income	$700	$218	$479
Comprehensive income	12,545	11,767	5,101
Comprehensive income attributable to noncontrolling interest	9	7	6
Comprehensive income attributable to AbbVie Inc.	$12,536	$11,760	$5,095

The accompanying notes are an integral part of these consolidated financial statements.

51	| 2022 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Balance Sheets

as of December 31 (in millions, except share data)	2022	2021
Assets
Current assets
Cash and equivalents	$9,201	$9,746
Short-term investments	28	84
Accounts receivable, net	11,254	9,977
Inventories	3,579	3,128
Prepaid expenses and other	4,401	4,993
Total current assets	28,463	27,928

Investments	241	277
Property and equipment, net	4,935	5,110
Intangible assets, net	67,439	75,951
Goodwill	32,156	32,379
Other assets	5,571	4,884
Total assets	$138,805	$146,529

Liabilities and Equity
Current liabilities
Short-term borrowings	$1	$14
Current portion of long-term debt and finance lease obligations	4,135	12,481
Accounts payable and accrued liabilities	25,402	22,699
Total current liabilities	29,538	35,194

Long-term debt and finance lease obligations	59,135	64,189
Deferred income taxes	2,190	3,009
Other long-term liabilities	30,655	28,701

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,813,770,294 shares issued as of December 31, 2022 and 1,803,195,293 as of December 31, 2021	18	18
Common stock held in treasury, at cost, 44,589,000 shares as of December 31, 2022 and 34,857,597 as of December 31, 2021	(4,594)	(3,143)
Additional paid-in capital	19,245	18,305
Retained earnings	4,784	3,127
Accumulated other comprehensive loss	(2,199)	(2,899)
Total stockholders' equity	17,254	15,408
Noncontrolling interest	33	28
Total equity	17,287	15,436

Total liabilities and equity	$138,805	$146,529
The accompanying notes are an integral part of these consolidated financial statements.

2022 Form 10-K |	52

AbbVie Inc. and Subsidiaries
Consolidated Statements of Equity

years ended December 31 (in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at December 31, 2019	1,479	$18	$(24,504)	$15,193	$4,717	$(3,596)	$—	$(8,172)
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,616	—	—	4,616
Other comprehensive income, net of tax	—	—	—	—	—	479	—	479
Dividends declared	—	—	—	—	(8,278)	—	—	(8,278)
Common shares and equity awards issued for acquisition of Allergan plc	286	—	23,166	1,243	—	—	—	24,409
Purchases of treasury stock	(10)	—	(978)	—	—	—	—	(978)
Stock-based compensation plans and other	10	—	52	948	—	—	—	1,000
Change in noncontrolling interest	—	—	—	—	—	—	21	21
Balance at December 31, 2020	1,765	18	(2,264)	17,384	1,055	(3,117)	21	13,097
Net earnings attributable to AbbVie Inc.	—	—	—	—	11,542	—	—	11,542
Other comprehensive income, net of tax	—	—	—	—	—	218	—	218
Dividends declared	—	—	—	—	(9,470)	—	—	(9,470)
Purchases of treasury stock	(8)	—	(934)	—	—	—	—	(934)
Stock-based compensation plans and other	11	—	55	921	—	—	—	976
Change in noncontrolling interest	—	—	—	—	—	—	7	7
Balance at December 31, 2021	1,768	18	(3,143)	18,305	3,127	(2,899)	28	15,436
Net earnings attributable to AbbVie Inc.	—	—	—	—	11,836	—	—	11,836
Other comprehensive income, net of tax	—	—	—	—	—	700	—	700
Dividends declared	—	—	—	—	(10,179)	—	—	(10,179)
Purchases of treasury stock	(10)	—	(1,487)	—	—	—	—	(1,487)
Stock-based compensation plans and other	11	—	36	940	—	—	—	976
Change in noncontrolling interest	—	—	—	—	—	—	5	5
Balance at December 31, 2022	1,769	$18	$(4,594)	$19,245	$4,784	$(2,199)	$33	$17,287

The accompanying notes are an integral part of these consolidated financial statements.

53	| 2022 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Cash Flows

years ended December 31 (in millions) (brackets denote cash outflows)	2022	2021	2020
Cash flows from operating activities
Net earnings	$11,845	$11,549	$4,622
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	778	803	666
Amortization of intangible assets	7,689	7,718	5,805
Deferred income taxes	(1,931)	(898)	(2,325)
Change in fair value of contingent consideration liabilities	2,761	2,679	5,753
Stock-based compensation	671	692	753
Acquired IPR&D and milestones	697	1,124	1,376
Other charges related to collaborations	—	500	—
Gain on divestitures	(172)	(68)	—
Non-cash litigation reserve adjustments, net of cash payments	2,243	163	(31)
Impairment of intangible assets	770	50	—
Other, net	(150)	(213)	863
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,455)	(1,321)	(929)
Inventories	(686)	(142)	(40)
Prepaid expenses and other assets	(264)	(197)	134
Accounts payable and other liabilities	1,605	1,628	1,514
Income tax assets and liabilities, net	542	(1,290)	(573)
Cash flows from operating activities	24,943	22,777	17,588

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(255)	(525)	(38,260)
Other acquisitions and investments	(539)	(1,377)	(1,350)
Acquisitions of property and equipment	(695)	(787)	(798)
Purchases of investment securities	(1,438)	(119)	(61)
Sales and maturities of investment securities	1,530	98	1,525
Other, net	774	366	1,387
Cash flows from investing activities	(623)	(2,344)	(37,557)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,000	1,000	3,000
Repayments of long-term debt and finance lease obligations	(14,433)	(9,414)	(5,683)
Debt issuance costs	—	—	(20)
Dividends paid	(10,043)	(9,261)	(7,716)
Purchases of treasury stock	(1,487)	(934)	(978)
Proceeds from the exercise of stock options	262	244	209
Payments of contingent consideration liabilities	(1,132)	(698)	(321)
Other, net	30	24	8
Cash flows from financing activities	(24,803)	(19,039)	(11,501)
Effect of exchange rate changes on cash and equivalents	(62)	(97)	(5)
Net change in cash and equivalents	(545)	1,297	(31,475)
Cash and equivalents, beginning of year	9,746	8,449	39,924

Cash and equivalents, end of year	$9,201	$9,746	$8,449

Other supplemental information
Interest paid, net of portion capitalized	$2,546	$2,712	$2,619
Income taxes paid	2,988	3,648	1,674
Supplemental schedule of non-cash investing and financing activities
Issuance of common shares associated with acquisitions of businesses	—	—	23,979
The accompanying notes are an integral part of these consolidated financial statements.

2022 Form 10-K |	54

AbbVie Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 Background

Background
The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacturing and sale of a broad line of therapies that address some of the world's most complex and serious diseases. AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market works through largely centralized national payers system to agree on reimbursement terms.
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
During 2022, AbbVie revised its classification of development milestone expense associated with licensing and collaboration arrangements in the consolidated statements of earnings. Milestone payments incurred prior to regulatory approval, which were previously included in research and development (R&D) expense, are now presented as acquired IPR&D and milestones expense in the consolidated statements of earnings. The reclassification decreased R&D expense and increased acquired IPR&D and milestones expense by $162 million in 2021 and $178 million in 2020. The company believes this presentation assists users of the financial statements to better understand the total upfront and subsequent development milestone payments incurred to acquire in-process research and development projects. Prior periods have been reclassified to conform to the current period presentation. Certain other reclassifications have been made to conform the prior period consolidated financial statements to the current period presentation.
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

55	| 2022 Form 10-K

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
Cash discounts, rebates and chargebacks, sales incentives, product returns and certain other adjustments are accounted for as variable consideration. Provisions for variable consideration are based on current pricing, executed contracts, government pricing legislation and historical data and are provided for in the period the related revenues are recorded. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, factors used in the calculation of the accrual include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant.
In addition to revenue from contracts with customers, the company also recognizes certain collaboration revenues. See Note 6 for additional information related to the collaborations with Janssen Biotech, Inc. and Genentech, Inc. Additionally, see Note 16 for disaggregation of revenue by product and geography.
Research and Development Expenses
Internal R&D costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed.
Acquired IPR&D and Milestones Expenses
In an asset acquisition, payments incurred prior to regulatory approval to acquire rights to in-process R&D projects are expensed as acquired IPR&D and milestones expense in the consolidated statements of earnings unless the project has an alternative future use. These costs include upfront and development milestone payments related to R&D collaborations, licensing arrangements, or other asset acquisitions that provide rights to develop, manufacture and/or sell pharmaceutical products. Where contingent development milestone payments are due to third parties, prior to regulatory approval, the payment obligations are expensed when the milestone results are achieved. Regulatory and commercial milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the remaining useful life of the related product.
Business Combinations
AbbVie utilizes the acquisition method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in AbbVie's results of operations beginning on the acquisition date and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair value of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liabilities are recognized in other expense, net in the consolidated statements of earnings. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.
In a business combination, the fair value of IPR&D projects acquired is capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a definite-lived intangible asset, or discontinuation, at which point the intangible asset will be written off. R&D costs incurred by the company after the acquisition are expensed to R&D as incurred.
Collaborations and Other Arrangements
The company enters into collaborative agreements with third parties to develop and commercialize drug candidates. Collaborative activities may include joint research and development and commercialization of new products. AbbVie generally receives certain licensing rights under these arrangements. These collaborations often require upfront payments and may include additional milestone, research and development cost sharing, royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development and commercialization. Upfront payments associated with collaborative arrangements and subsequent payments made to the partner for the achievement of development milestones prior to regulatory approval are expensed to acquired IPR&D and milestones expense in the consolidated statements of earnings. Regulatory and commercial milestone payments made to the partner subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the estimated useful life of the related asset. Royalties are expensed to cost of products sold in the consolidated statements of earnings when incurred.

2022 Form 10-K |	56

Advertising
Costs associated with advertising are expensed as incurred and are included in selling, general and administrative (SG&A) expense in the consolidated statements of earnings. Advertising expenses were $2.0 billion in 2022, $2.1 billion in 2021 and $1.8 billion in 2020.
Pension and Other Post-Employment Benefits
AbbVie records annual expenses relating to its defined benefit pension and other post-employment benefit plans based on calculations which utilize various actuarial assumptions including discount rates, rates of return on assets, compensation increases, turnover rates and health care cost trend rates. AbbVie reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Actuarial gains and losses are deferred in accumulated other comprehensive income (loss) (AOCI), net of tax and are amortized over the remaining service attribution periods of the employees under the corridor method. Differences between the expected long-term return on plan assets and the actual annual return are generally amortized to net periodic benefit cost over a five-year period.
Income Taxes
Income taxes are accounted for under the asset and liability method. Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax laws. Deferred taxes are provided using enacted tax rates on the future tax consequences of temporary differences, which are the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and the tax benefits of carryforwards. A valuation allowance is established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized.
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
Accounts Receivable
Accounts receivable are stated at amortized cost less allowance for credit losses. The allowance for credit losses reflects the best estimate of future losses over the contractual life of outstanding accounts receivable and is determined on the basis of historical experience, specific allowances for known troubled accounts, other currently available information including customer financial condition and both current and forecasted economic conditions.

57	| 2022 Form 10-K

Inventories
Inventories are valued at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Inventories consisted of the following:

as of December 31 (in millions)	2022	2021
Finished goods	$1,162	$932
Work-in-process	1,417	1,193
Raw materials	1,000	1,003
Inventories	$3,579	$3,128
Property and Equipment

as of December 31 (in millions)	2022	2021
Land	$286	$287
Buildings	2,737	2,791
Equipment	7,107	6,850
Construction in progress	856	799
Property and equipment, gross	10,986	10,727
Less accumulated depreciation	(6,051)	(5,617)
Property and equipment, net	$4,935	$5,110
Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful life for buildings ranges from 10 to 50 years. Buildings include leasehold improvements which are amortized over the lesser of the remainder of the lease term or the useful life of the leasehold improvement. The estimated useful life for equipment ranges from 2 to 25 years. Equipment includes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use and is amortized over 3 to 10 years. Depreciation expense was $778 million in 2022, $803 million in 2021 and $666 million in 2020.
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

2022 Form 10-K |	58

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
The company tests its goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. AbbVie tests indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the company concludes it is more likely than not that the fair value is less than its carrying amount, a quantitative impairment test is performed. For its quantitative impairment tests, the company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are consistent with the company's business plans and a market participant's views. The use of alternative estimates and assumptions could increase or decrease projected cash flows and the estimated fair value of the related intangible assets. Future changes to these estimates and assumptions could have a material impact on the company's results of operations. Actual results may differ from the company's estimates.
Foreign Currency Translation
Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates. The U.S. dollar affects that arise from translating the net assets of these subsidiaries at changing rates are recognized in other comprehensive income (loss) in the consolidated statements of comprehensive income. The net assets of subsidiaries in highly inflationary economies are remeasured as if the functional currency were the reporting currency. The remeasurement is recognized in net foreign exchange loss in the consolidated statements of earnings.
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

59	| 2022 Form 10-K

Note 3 Supplemental Financial Information

Interest Expense, Net

years ended December 31 (in millions)	2022	2021	2020
Interest expense	$2,230	$2,423	$2,454
Interest income	(186)	(39)	(174)
Interest expense, net	$2,044	$2,384	$2,280
Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2022	2021
Sales rebates	$10,717	$8,254
Dividends payable	2,680	2,543
Accounts payable	2,934	2,882
Current portion of contingent consideration liabilities	1,469	1,249
Salaries, wages and commissions	1,371	1,785
Royalty and license arrangements	412	661
Other	5,819	5,325
Accounts payable and accrued liabilities	$25,402	$22,699
Other Long-Term Liabilities

as of December 31 (in millions)	2022	2021
Contingent consideration liabilities	$14,915	$13,638
Liabilities for unrecognized tax benefits	6,502	5,970
Income taxes payable	2,985	3,442
Pension and other post-employment benefits	1,638	3,153
Other	4,615	2,498
Other long-term liabilities	$30,655	$28,701

2022 Form 10-K |	60

Note 4 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Years ended December 31,
(in millions, except per share data)	2022	2021	2020
Basic EPS
Net earnings attributable to AbbVie Inc.	$11,836	$11,542	$4,616
Earnings allocated to participating securities	54	74	60
Earnings available to common shareholders	$11,782	$11,468	$4,556
Weighted average basic shares of common stock outstanding	1,771	1,770	1,667
Basic earnings per share attributable to AbbVie Inc.	$6.65	$6.48	$2.73

Diluted EPS
Net earnings attributable to AbbVie Inc.	$11,836	$11,542	$4,616
Earnings allocated to participating securities	54	74	60
Earnings available to common shareholders	$11,782	$11,468	$4,556
Weighted average shares of common stock outstanding	1,771	1,770	1,667
Effect of dilutive securities	7	7	6
Weighted average diluted shares of common stock outstanding	1,778	1,777	1,673
Diluted earnings per share attributable to AbbVie Inc.	$6.63	$6.45	$2.72
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.

61	| 2022 Form 10-K

Note 5 Licensing, Acquisitions and Other Arrangements

Acquisition of DJS Antibodies Ltd
In October 2022, AbbVie entered into an agreement to acquire DJS Antibodies Ltd (DJS) including its lead program DJS-002 and proprietary HEPTAD platform. DJS-002 is an LPAR1 antagonist antibody currently in preclinical studies for the treatment of Idiopathic Pulmonary Fibrosis and other fibrotic diseases. HEPTAD platform is a potential novel approach to antibody discovery with specific capabilities targeting transmembrane protein targets. The aggregate purchase price of $287 million was comprised of a $255 million upfront cash payment and $32 million for the acquisition date fair value of contingent consideration liabilities, for which AbbVie may owe up to $95 million in future payments upon achievement of certain development milestones. The transaction was accounted for as a business combination using the acquisition method of accounting. As of the acquisition date, AbbVie acquired $233 million of intangible assets for in-process research and development, $22 million of intangible assets for developed product rights and $60 million of deferred tax liabilities. Other assets and liabilities assumed were insignificant. The acquisition resulted in the recognition of $92 million of goodwill which is not deductible for tax purposes.
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
Acquisition of Allergan
On May 8, 2020, AbbVie completed its acquisition of all outstanding equity interests in Allergan in a cash and stock transaction. Allergan is a global pharmaceutical leader focused on developing, manufacturing and commercializing branded pharmaceutical, device, biologic, surgical and regenerative medicine products for patients around the world. The combination created a diverse entity with leadership positions across immunology, hematologic oncology, aesthetics, neuroscience and eye care. AbbVie's existing product portfolio and pipeline is enhanced with numerous Allergan assets and Allergan's product portfolio benefits from AbbVie's commercial strength, expertise and international infrastructure. Under the terms of the acquisition, each ordinary share of Allergan common stock was converted into the right to receive (i) $120.30 in cash and (ii) 0.8660 of a share of AbbVie common stock.
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

2022 Form 10-K |	62

(b)Represents the acquisition date fair value of 286 million shares of AbbVie common stock issued to Allergan shareholders based on the exchange ratio of 0.8660 AbbVie shares for each outstanding Allergan ordinary share at the May 8, 2020, closing price of $83.96 per share.
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

63	| 2022 Form 10-K

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
Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $781 million for the year ended December 31, 2020 which were included in SG&A expenses in the consolidated statements of earnings. In the fourth quarter of 2021, AbbVie recovered certain acquisition-related regulatory fees totaling $401 million which was recorded as a reduction to SG&A expenses in the consolidated statement of earnings for the year ended December 31, 2021.
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of AbbVie and Allergan for 2020 as if the acquisition of Allergan had occurred on January 1, 2019:

years ended December 31 (in millions)	2020
Net revenues	$50,521
Net earnings	6,746
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
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $539 million in 2022, $1.4 billion in 2021 and $1.4 billion in 2020. AbbVie recorded acquired IPR&D and milestones expense of $697 million in 2022, $1.1 billion in 2021 and $1.4 billion in 2020. Significant arrangements impacting 2022, 2021 and 2020, some of which require contingent milestone payments, are summarized below.
Syndesi Therapeutics SA
In February 2022, AbbVie acquired Syndesi Therapeutics SA and its portfolio of novel modulators of the synaptic vesicle protein 2A, including its lead molecule SDI-118 and accounted for the transaction as an asset acquisition. SDI-118 is a small molecule currently in Phase 1b studies, which is being evaluated to target nerve terminals to enhance synaptic efficiency. Under the terms of the agreement, AbbVie made an upfront payment of $130 million which was recorded to acquired IPR&D and milestones expense in the consolidated statement of earnings in the first quarter of 2022. The agreement also includes

2022 Form 10-K |	64

additional future payments of up to $870 million upon the achievement of certain development, regulatory and commercial milestones.
Juvise Pharmaceuticals
In June 2022, AbbVie and Laboratories Juvise Pharmaceuticals (Juvise) entered into an asset purchase agreement where Juvise acquired worldwide commercial rights of a mature brand Pylera, which is used for the treatment of peptic ulcers with an infection by the bacterium Helicobacter pylori. The transaction was accounted for as the sale of an asset. Upon completion of the transaction, AbbVie received net cash proceeds of $215 million and recognized a pre-tax gain of $172 million which was recorded in other operating income in the consolidated statement of earnings in the second quarter of 2022.
Calico Life Sciences LLC
In July 2021, AbbVie and Calico Life Sciences LLC (Calico) entered into an extension of their collaboration to discover, develop and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. This is the second collaboration extension and builds on the partnership established in 2014 and extended in 2018. Under the terms of the agreement, AbbVie and Calico will each contribute an additional $500 million, and the term is extended for an additional three years. AbbVie’s contribution is payable in two equal installments beginning in 2023. Calico will be responsible for research and early development until 2025 and will advance collaboration projects into Phase 2a through 2030. Following completion of the Phase 2a studies, AbbVie will have the option to exclusively license the collaboration compounds. Upon exercise, AbbVie would be responsible for late-stage development and commercial activities. Collaboration costs and profits will be shared equally by both parties post option exercise. During the third quarter of 2021, AbbVie recorded $500 million as other operating expense in the consolidated statement of earnings related to its commitments under the agreement.
TeneoOne and TNB-383B
In September 2021, AbbVie acquired TeneoOne, an affiliate of Teneobio, Inc., and TNB-383B, a BCMA-targeting immunotherapeutic for the potential treatment of relapsed or refractory multiple myeloma (R/R MM). In February 2019, AbbVie and TeneoOne entered a strategic transaction to develop and commercialize TNB-383B, a bispecific antibody that simultaneously targets BCMA and CD3 and is designed to direct the body's own immune system to target and kill BCMA-expressing tumor cells. AbbVie exercised its exclusive right to acquire TeneoOne and TNB-383B based on an interim analysis of an ongoing Phase 1 study and accounted for the transaction as an asset acquisition. Under the terms of the agreement, AbbVie made an exercise payment of $400 million which was recorded to acquired IPR&D and milestones expense in the consolidated statement of earnings in the third quarter of 2021. The agreement also included additional payments of up to $250 million upon the achievement of certain development, regulatory and commercial milestones.
REGENXBIO Inc.
In September 2021, AbbVie and REGENXBIO Inc. (REGENXBIO) entered into a collaboration to develop and commercialize RGX-314, an investigational gene therapy for wet age-related macular degeneration, diabetic retinopathy and other chronic retinal diseases. The collaboration provides AbbVie with an exclusive global license to develop and commercialize RGX-314. REGENXBIO will be responsible for completion of ongoing trials, AbbVie and REGENXBIO will collaborate and share costs of additional trials and AbbVie will lead the clinical development and commercialization of RGX-314 globally. REGENXBIO and AbbVie will share equally in pre-tax profits from net revenues of RGX-314 in the U.S. and AbbVie will pay REGENXBIO tiered royalties on net revenues outside the U.S. Upon closing in the fourth quarter of 2021, AbbVie made an upfront payment of $370 million to exclusively license RGX-314 which was recorded to acquired IPR&D and milestones expense in the consolidated statement of earnings for the year ended December 31, 2022. The agreement also included additional payments of up to $1.4 billion upon the achievement of certain development, regulatory and commercial milestones.
I-Mab Biopharma
In September 2020, AbbVie and I-Mab Biopharma (I-Mab) entered into a collaboration agreement for the development and commercialization of lemzoparlimab, an anti-CD47 monoclonal antibody internally discovered and developed by I-Mab for the treatment of multiple cancers. Both companies will collaborate to design and conduct further global clinical trials to evaluate lemzoparlimab. The collaboration provides AbbVie an exclusive global license, excluding greater China, to develop and commercialize lemzoparlimab. The companies will share manufacturing responsibilities with AbbVie being the primary manufacturer for global supply. The agreement also allows for potential collaboration on future CD47-related therapeutic agents, subject to further licenses to explore each other's related programs in their respective territories. The terms of the arrangement include an initial upfront payment of $180 million to exclusively license lemzoparlimab along with a milestone payment of $20 million based on the Phase I results, for a total of $200 million, which was recorded to acquired IPR&D and milestones expense in the consolidated statement of earnings in the fourth quarter of 2020 after regulatory approval of the

65	| 2022 Form 10-K

transaction. In addition, I-Mab will be eligible to receive up to $1.7 billion upon the achievement of certain clinical development, regulatory and commercial milestones, and AbbVie will pay tiered royalties from low-to-mid teen percentages on global net revenues outside of greater China.
Genmab A/S
In June 2020, AbbVie and Genmab A/S (Genmab) entered into a collaboration agreement to jointly develop and commercialize three of Genmab's early-stage investigational bispecific antibody therapeutics and entered into a discovery research collaboration for future differentiated antibody therapeutics for the treatment of cancer. Under the terms of the agreement, Genmab granted AbbVie an exclusive license to its epcoritamab (DuoBody-CD3xCD20), DuoHexaBody-CD37 and DuoBody-CD3x5T4 programs. For epcoritamab, the companies will share commercial responsibilities in the U.S. and Japan, with AbbVie responsible for further global commercialization. Genmab will record net revenues in the U.S. and Japan, and the parties will share equally in pre-tax profits from these sales. Genmab will receive tiered royalties on remaining global sales. For the discovery research partnership, Genmab will conduct Phase 1 studies for these programs and AbbVie retains the right to opt-in to program development. During 2020, AbbVie made an upfront payment of $750 million, which was recorded to acquired IPR&D and milestones expense in the consolidated statement of earnings. AbbVie could make additional payments of up to $3.2 billion upon the achievement of certain development, regulatory and commercial milestones for all programs.
Other Arrangements
In addition to the significant arrangements described above, AbbVie entered into several other arrangements resulting in charges related to upfront payments of $315 million in 2022, $192 million in 2021 and $248 million in 2020. In connection with the other individually insignificant early-stage arrangements entered into in 2022, AbbVie could make additional payments of up to $7.5 billion upon the achievement of certain development, regulatory and commercial milestones. Acquired IPR&D and milestones expense also included development milestones of $252 million in 2022, $162 million in 2021 and $178 million in 2020.
Note 6 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting 2022, 2021 and 2020.
Collaboration with Janssen Biotech, Inc.
In December 2011, Pharmacyclics, a wholly-owned subsidiary of AbbVie, entered into a worldwide collaboration and license agreement with Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson, for the joint development and commercialization of Imbruvica, a novel, orally active, selective covalent inhibitor of Bruton's tyrosine kinase and certain compounds structurally related to Imbruvica, for oncology and other indications, excluding all immune and inflammatory mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the United States and outside the United States.
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

2022 Form 10-K |	66

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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

years ended December 31 (in millions)	2022	2021	2020
United States - Janssen's share of profits (included in cost of products sold)	$1,607	$2,018	$2,012
International - AbbVie's share of profits (included in net revenues)	1,142	1,087	1,009
Global - AbbVie's share of other costs (included in respective line items)	268	304	295
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $295 million at December 31, 2022 and $294 million at December 31, 2021. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $379 million at December 31, 2022 and $509 million at December 31, 2021.
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
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

years ended December 31 (in millions)	2022	2021	2020
Genentech's share of profits, including royalties (included in cost of products sold)	$778	$703	$533
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	37	40	46
AbbVie's share of development costs (included in R&D)	121	140	129

67	| 2022 Form 10-K

Note 7 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2020	$33,124
Additions(a)	177
Measurement period adjustments(b)	(564)
Foreign currency translation adjustments and other	(358)
Balance as of December 31, 2021	32,379
Additions(c)	92
Foreign currency translation adjustments and other	(315)
Balance as of December 31, 2022	$32,156
(a)Goodwill additions related to the acquisition of Soliton in the fourth quarter of 2021 (see Note 5).
(b)Measurement period adjustments recorded in 2021 related to the acquisition of Allergan (see Note 5).
(c)Goodwill additions related to the acquisition of DJS in the fourth quarter of 2022 (see Note 5).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of December 31, 2022 and 2021, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	2022			2021
as of December 31 (in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$87,698	$(25,003)	$62,695	$88,945	$(18,463)	$70,482
License agreements	8,474	(4,642)	3,832	8,487	(3,688)	4,799
Total definite-lived intangible assets	96,172	(29,645)	66,527	97,432	(22,151)	75,281
Indefinite-lived intangible assets	912	—	912	670	—	670
Total intangible assets, net	$97,084	$(29,645)	$67,439	$98,102	$(22,151)	$75,951
Definite-Lived Intangible Assets
In September 2022, the company made a strategic decision to reduce ongoing sales and marketing investment related to Vuity, an on-market product to treat presbyopia. This strategic decision contributed to a significant decrease in the estimated future cash flows for the product and represented a triggering event which required the company to evaluate the underlying definite lived-intangible asset for impairment. The company utilized a discounted cash flow analysis to estimate the fair value of the intangible asset resulting in a full impairment of both the gross and net carrying amount. Based on the revised cash flows, the company recorded a pre-tax impairment charge of $770 million to cost of products sold in the consolidated statement of earnings for the third quarter of 2022.
Definite-lived intangible assets are amortized over their estimated useful lives, which range between 1 to 16 years with an average of 12 years for developed product rights and 11 years for license agreements. Amortization expense was $7.7 billion in 2022, $7.7 billion in 2021 and $5.8 billion in 2020 and was included in cost of products sold in the consolidated statements of earnings. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2022 is as follows:

(in billions)	2023	2024	2025	2026	2027
Anticipated annual amortization expense	$7.7	$7.9	$8.0	$7.3	$5.8

2022 Form 10-K |	68

Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. Indefinite-lived intangible assets as of December 31, 2022 primarily relate to the acquisitions of Allergan and DJS.
The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist.
Note 8 Integration and Restructuring Plans

Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization and incurred total cumulative charges of $2.3 billion through 2022. These costs consisted of severance and employee benefit costs (cash severance, non-cash severance, including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.
The following table summarizes the charges (benefits) associated with the Allergan acquisition integration plan:

	Severance and employee benefits			Other integration
year ended December 31 (in millions)	2022	2021	2020	2022	2021	2020
Cost of products sold	$(4)	$5	$109	$121	$127	$21
Research and development	—	—	199	23	102	177
Selling, general and administrative	(4)	64	388	403	289	237
Total charges (benefits)	$(8)	$69	$696	$547	$518	$435
The following table summarizes the cash activity in the recorded liability associated with the integration plan:

year ended December 31 (in millions)	Severance and employee benefits	Other integration
Charges	$594	$435
Payments and other adjustments	(227)	(415)
Accrued balance as of December 31, 2020	367	20
Charges	65	461
Payments and other adjustments	(210)	(448)
Accrued balance as of December 31, 2021	222	33
Charges (benefits)	(8)	385
Payments and other adjustments	(116)	(409)
Accrued balance as of December 31, 2022	$98	$9
Other Restructuring
AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. In 2022, 2021 and 2020, no such plans were individually significant. Restructuring charges recorded were $241 million in 2022, $59 million in 2021 and $60 million in 2020 and were primarily related to employee severance and contractual obligations. These charges were recorded in cost of products sold, R&D expense and SG&A expenses in the consolidated statements of earnings based on the classification of the affected employees or operations.

69	| 2022 Form 10-K

The following table summarizes the cash activity in the restructuring reserve for 2022, 2021 and 2020:

(in millions)
Accrued balance as of December 31, 2019	$140
Restructuring charges	58
Payments and other adjustments	(108)
Accrued balance as of December 31, 2020	90
Restructuring charges	54
Payments and other adjustments	(111)
Accrued balance as of December 31, 2021	33
Restructuring charges	193
Payments and other adjustments	(50)
Accrued balance as of December 31, 2022	$176
Note 9 Leases

AbbVie's lease portfolio primarily consists of real estate properties, vehicles and equipment. The following table summarizes the amounts and location of operating and finance leases on the consolidated balance sheets:

as of December 31 (in millions)	Balance sheet caption	2022	2021
Assets
Operating	Other assets	$737	$762
Finance	Property and equipment, net	25	33
Total lease assets		$762	$795
Liabilities
Operating
Current	Accounts payable and accrued liabilities	$166	$178
Noncurrent	Other long-term liabilities	754	713
Finance
Current	Current portion of long-term debt and finance lease obligations	17	9
Noncurrent	Long-term debt and finance lease obligations	17	25
Total lease liabilities		$954	$925
The following table summarizes the lease costs recognized in the consolidated statements of earnings:

years ended December 31 (in millions)	2022	2021	2020
Operating lease cost	$201	$226	$192
Short-term lease cost	67	56	59
Variable lease cost	71	71	60
Total lease cost	$339	$353	$311
In December 2022, the company entered into an agreement to sublease a portion of its Madison, New Jersey office space through the end of the original lease maturity in 2030. As a result of this agreement, the company recognized an impairment loss on its right-of-use asset of $69 million and wrote-off the related leasehold improvements of $37 million. These losses were recorded to SG&A expense in the consolidated statements of earnings for the year ended December 31, 2022. The company used a discounted cash flows method to value the right-of-use asset to determine the impairment amount.
Sublease income and finance lease costs were insignificant in 2022, 2021 and 2020.

2022 Form 10-K |	70

The following table presents the weighted-average remaining lease term and weighted-average discount rate for operating and finance leases:

years ended December 31	2022	2021	2020
Weighted-average remaining lease term (years)
Operating	8	7	8
Finance	2	3	3
Weighted-average discount rate
Operating	2.6%	2.4%	2.5%
Finance	1.5%	1.1%	1.4%
The following table presents supplementary cash flow information regarding the company's leases:

years ended December 31 (in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$212	$236	$185
Right-of-use assets obtained in exchange for new operating lease liabilities	235	66	692
Finance lease cash flows were insignificant in 2022, 2021 and 2020. Right-of-use assets obtained in exchange for new operating lease liabilities as of December 31, 2020 included $453 million of right-of-use assets acquired in the Allergan acquisition.
The following table summarizes the future maturities of AbbVie's operating and finance lease liabilities as of December 31, 2022:

(in millions)	Operating leases	Finance leases	Total (a)
2023	$185	$17	$202
2024	152	7	159
2025	130	5	135
2026	113	6	119
2027	90	—	90
Thereafter	361	—	361
Total lease payments	1,031	35	1,066
Less: Interest	111	1	112
Present value of lease liabilities	$920	$34	$954
(a)Lease payments recognized as part of lease liabilities for optional renewal periods are insignificant.

71	| 2022 Form 10-K

Note 10 Debt, Credit Facilities and Commitments and Contingencies

The following table summarizes long-term debt:

as of December 31 (dollars in millions)	2022 Effective interest rate (a)	2022	2021 Effective interest rate (a)	2021
2.30-3.45% aggregate notes due 2022	1.92-3.28%	$—	0.99-3.45%	$12,428
3.75% senior notes due 2023	3.84%	1,250	3.84%	1,250
2.85% senior notes due 2023	2.91%	1,000	2.91%	1,000
Floating rate term loans due 2023	2.45%	1,000	0.81%	1,000
1.50% senior euro notes due 2023 (€500 principal)	0.49%	532	0.49%	567
2.80% senior notes due 2023	2.13%	350	2.13%	350
2.60% senior notes due 2024	2.69%	3,750	2.69%	3,750
1.375% senior euro notes due 2024 (€1,450 principal)	1.46%	1,543	1.46%	1,643
3.85% senior notes due 2024	2.07%	1,032	2.07%	1,032
1.25% senior euro notes due 2024 (€700 principal)	0.65%	745	0.65%	793
3.60% senior notes due 2025	3.66%	3,750	3.66%	3,750
3.80% senior notes due 2025	2.09%	3,021	2.09%	3,021
Floating rate term loans due 2025	1.39%	—	1.36%	2,000
Floating rate term loans due 2025	2.82%	2,000	—	—
2.95% senior notes due 2026	3.02%	4,000	3.02%	4,000
3.20% senior notes due 2026	3.28%	2,000	3.28%	2,000
0.75% senior euro notes due 2027 (€750 principal)	0.86%	798	0.86%	850
4.25% senior notes due 2028	4.38%	1,750	4.38%	1,750
2.125% senior euro notes due 2028 (€750 principal)	2.18%	798	2.18%	850
2.625% senior euro notes due 2028 (€500 principal)	1.20%	532	1.20%	567
3.20% senior notes due 2029	3.25%	5,500	3.25%	5,500
2.125% senior euro notes due 2029 (€550 principal)	1.19%	585	1.19%	623
1.25% senior euro notes due 2031 (€650 principal)	1.30%	691	1.30%	737
4.55% senior notes due 2035	3.52%	1,789	3.52%	1,789
4.50% senior notes due 2035	4.58%	2,500	4.58%	2,500
4.30% senior notes due 2036	4.37%	1,000	4.37%	1,000
4.05% senior notes due 2039	4.11%	4,000	4.11%	4,000
4.40% senior notes due 2042	4.46%	2,600	4.46%	2,600
4.625% senior notes due 2042	4.00%	457	4.00%	457
4.85% senior notes due 2044	4.11%	1,074	4.11%	1,074
4.70% senior notes due 2045	4.73%	2,700	4.73%	2,700
4.75% senior notes due 2045	4.20%	881	4.20%	881
4.45% senior notes due 2046	4.50%	2,000	4.50%	2,000
4.875% senior notes due 2048	4.94%	1,750	4.94%	1,750
4.25% senior notes due 2049	4.29%	5,750	4.29%	5,750
Fair value hedges		(346)		102
Unamortized bond discounts		(116)		(130)
Unamortized deferred financing costs		(222)		(251)
Unamortized bond premiums (b)		793		954
Other		33		33
Total long-term debt and finance lease obligations		63,270		76,670
Current portion		4,135		12,481
Noncurrent portion		$59,135		$64,189
(a)Excludes the effect of any related interest rate swaps.
(b)Represents unamortized purchase price adjustments of Allergan debt.

2022 Form 10-K |	72

Senior notes and floating rate term loans are redeemable prior to maturity at a redemption price equal to the principal amount plus a make-whole premium and AbbVie may redeem these debt securities at par generally between one and six months prior to maturity. At December 31, 2022, the company was in compliance with its senior note covenants and term loan covenants.
Maturities of Long-Term Debt

as of and for the years ending December 31 (in millions)
2023	$4,132
2024	7,070
2025	8,771
2026	6,000
2027	798
Thereafter	36,357
Total obligations and commitments	63,128
Fair value hedges, unamortized bond premiums/discounts, deferred financing costs and finance lease obligations	142
Total long-term debt and finance lease obligations	$63,270
Repayment and Issuance of Long-Term Debt
In 2022, the company repaid $2.9 billion aggregate principal amount of 3.450% senior notes, $1.7 billion aggregate principal amount of 3.25% senior notes, $1.0 billion aggregate principal amount of 3.2% senior notes. These repayments were made by exercising, under the terms of the notes ranging between 60 and 90-day early redemptions at 100% of the principal amount. During the quarter ended December 31, 2022, the company also paid $3.1 billion aggregate principal amount of 2.9% senior notes, $3.0 billion aggregate principal amount of 2.3% senior notes and $750 million aggregate principal amount of floating rate senior notes at maturity. Additionally in 2022, the company refinanced its $2.0 billion floating rate five-year term loan. As part of the refinancing, the company repaid the existing $2.0 billion term loan due May 2025 and borrowed $2.0 billion under a new term loan at a lower floating rate. All other significant terms of the loan, including the maturity date, remained unchanged after the refinancing.
Subsequent to December 31, 2022, the company repaid a $1.0 billion floating rate three-year term loan that was scheduled to mature in May 2023.
In 2021, the company repaid $1.8 billion aggregate principal amount of 2.3% senior notes, €750 million aggregate principal amount of 0.5% senior Euro notes and $1.2 billion aggregate principal amount of 5.0% senior notes. These repayments were made by exercising, under the terms of the notes, ranging between 30 and 90-day early redemptions at 100% of the principal amounts. The company also repaid $1.3 billion aggregate principal amount of 3.375% senior notes $1.8 billion aggregate principal amount of 2.15% senior notes and $1.5 billion aggregate principal amount of floating rate senior notes at maturity. Additionally in 2021, the company refinanced its $1.0 billion floating rate three-year term loan. As part of the refinancing, the company repaid the existing $1.0 billion term loan due May 2023 and borrowed $1.0 billion under a new term loan at a lower floating rate. All other significant terms of the loan, including the maturity date, remained unchanged after the refinancing.
Short-Term Borrowings
There were no commercial paper borrowings outstanding as of December 31, 2022 and December 31, 2021. No commercial paper borrowings were issued during 2022 or 2021. There were commercial paper borrowings issued during 2020 and the weighted-average interest rate was 1.8%. AbbVie currently has a $4.0 billion five-year revolving credit facility that matures in August 2024. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants, all of which the company was in compliance with as of December 31, 2022. Commitment fees under AbbVie's revolving credit facilities were insignificant in 2022, 2021 and 2020. No amounts were outstanding under the company's credit facilities as of December 31, 2022 and December 31, 2021.
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

73	| 2022 Form 10-K

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
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.7 billion at December 31, 2022 and $1.1 billion at December 31, 2021, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of December 31, 2022 will be reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
In 2019, the company entered into treasury rate lock agreements with notional amounts totaling $10.0 billion to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the issuance of long-term debt in connection with the acquisition of Allergan. The treasury rate lock agreements were designated as cash flow hedges and recorded at fair value. The agreements were net settled upon issuance of the senior notes in 2019 and the resulting net gain was recognized in other comprehensive income. This gain is reclassified to interest expense, net over the term of the related debt.
The company was a party to interest rate swap contracts designated as cash flow hedges that matured in November 2022, for which the notional amount was $750 million at December 31, 2021. The effect of the hedge contracts was to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. Realized and unrealized gains or losses were included in AOCI and were reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $6.5 billion at December 31, 2022 and $8.2 billion at December 31, 2021.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €5.9 billion at December 31, 2022 and December 31, 2021. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €4.3 billion, SEK2.0 billion, CAD750 million and CHF90 million at December 31, 2022 and €4.3 billion at December 31, 2021. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $4.5 billion at December 31, 2022 and December 31, 2021. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2022 Form 10-K |	74

The following table summarizes the amounts and location of AbbVie's derivative instruments on the consolidated balance sheets:

	Fair value - Derivatives in asset position			Fair value - Derivatives in liability position
as of December 31 (in millions)	Balance sheet caption	2022	2021	Balance sheet caption	2022	2021
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$49	$51	Accounts payable and accrued liabilities	$8	$2
Designated as cash flow hedges	Other assets	1	—	Other long-term liabilities	—	—
Designated as net investment hedges	Prepaid expenses and other	6	149	Accounts payable and accrued liabilities	36	—
Designated as net investment hedges	Other assets	74	15	Other long-term liabilities	47	—
Not designated as hedges	Prepaid expenses and other	33	26	Accounts payable and accrued liabilities	41	13
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	—	7
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	17	—
Designated as fair value hedges	Other assets	—	26	Other long-term liabilities	375	15
Total derivatives		$163	$267		$524	$37
While certain derivatives are subject to netting arrangements with the company's counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income:

years ended in December 31 (in millions)	2022	2021	2020
Foreign currency forward exchange contracts
Designated as cash flow hedges	$103	$82	$(71)
Designated as net investment hedges	395	341	(95)
Interest rate swap contracts designated as cash flow hedges	6	2	(53)
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $86 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income pre-tax gains of $406 million in 2022, pre-tax gains of $577 million in 2021 and pre-tax losses of $907 million in 2020.

75	| 2022 Form 10-K

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 13 for the amount of net gains (losses) reclassified out of AOCI.

years ended December 31 (in millions)	Statement of earnings caption	2022	2021	2020
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$82	$(87)	$23
Designated as net investment hedges	Interest expense, net	94	26	18
Not designated as hedges	Net foreign exchange loss	(156)	(100)	58
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	23	24	24
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	(1)	(24)	(17)
Designated as fair value hedges	Interest expense, net	(402)	(127)	365
Debt designated as hedged item in fair value hedges	Interest expense, net	402	127	(365)
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

2022 Form 10-K |	76

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2022:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$9,201	$4,201	$5,000	$—
Money market funds and time deposits	21	—	21	—
Debt securities	28	—	28	—
Equity securities	91	59	32	—
Foreign currency contracts	163	—	163	—
Total assets	$9,504	$4,260	$5,244	$—
Liabilities
Interest rate swap contracts	$392	$—	$392	$—
Foreign currency contracts	132	—	132	—
Contingent consideration	16,384	—	—	16,384
Total liabilities	$16,908	$—	$524	$16,384
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

77	| 2022 Form 10-K

and estimated future sales. Significant judgment is employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period.
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	2022		2021
years ended December 31 (in millions)	Range	Weighted Average(a)	Range	Weighted Average(a)
Discount rate	4.7% - 5.1%	4.8%	0.2% - 2.6%	1.7%
Probability of payment for unachieved milestones	100% - 100%	100%	89% - 100%	90%
Probability of payment for royalties by indication(b)	56% - 100%	99%	56% - 100%	96%
Projected year of payments	2023 - 2034	2028	2022 - 2034	2027
(a)Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b)Excluding approved indications, the estimated probability of payment was 56% at December 31, 2022 and ranged from 56% to 89% at December 31, 2021.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

years ended December 31 (in millions)	2022	2021	2020
Beginning balance	$14,887	$12,997	$7,340
Additions(a)	32	—	225
Change in fair value recognized in net earnings	2,761	2,679	5,753
Payments	(1,296)	(789)	(321)
Ending balance	$16,384	$14,887	$12,997
(a)Additions during the year ended December 31, 2022, represent contingent consideration liabilities assumed in the DJS acquisition. Additions during the year ended December 31, 2020, represent contingent consideration liabilities assumed in the Allergan and Luminera acquisitions (see Note 5).
The change in fair value recognized in net earnings is recorded in other expense, net in the consolidated statements of earnings and included charges of $2.8 billion in 2022, $2.7 billion in 2021 and $5.8 billion in 2020. In 2022, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake and the passage of time, partially offset by higher discount rates. In 2021, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake, favorable clinical trial results and the passage of time, partially offset by higher discount rates. In 2020, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake, lower discount rates, the passage of time and favorable clinical trial results.

2022 Form 10-K |	78

Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2022 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair values	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$1	$1	$—	$1	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	4,152	4,121	3,930	191	—
Long-term debt and finance lease obligations, excluding fair value hedges	59,463	54,073	53,365	708	—
Total liabilities	$63,616	$58,195	$57,295	$900	$—
The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2021 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair values	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$14	$14	$—	$14	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	$12,455	$11,830	$11,329	$501	$—
Long-term debt and finance lease obligations, excluding fair value hedges	64,113	71,810	70,757	1,053	—
Total liabilities	$76,582	$83,654	$82,086	$1,568	$—
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $129 million as of December 31, 2022 and $149 million as of December 31, 2021. No significant cumulative upward or downward adjustments have been recorded for these investments as of December 31, 2022.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 82% as of December 31, 2022 and 75% as of December 31, 2021, and substantially all of AbbVie's pharmaceutical product net revenues in the United States were to these three wholesalers.
Humira (adalimumab) is AbbVie's single largest product and accounted for approximately 37% of AbbVie's total net revenues in 2022, 37% in 2021 and 43% in 2020.

79	| 2022 Form 10-K

Note 12 Post-Employment Benefits

AbbVie sponsors various pension and other post-employment benefit plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. In addition, AbbVie provides medical benefits, primarily to eligible retirees in the United States and Puerto Rico, through other post-retirement benefit plans. Net obligations for these plans have been reflected on the consolidated balance sheets as of December 31, 2022 and 2021.
The following table summarizes benefit plan information for the global AbbVie-sponsored defined benefit and other post-employment plans:

	Defined benefit plans		Other post-employment plans
as of and for the years ended December 31 (in millions)	2022	2021	2022	2021
Projected benefit obligations
Beginning of period	$12,006	$11,792	$850	$795
Service cost	454	440	51	48
Interest cost	297	237	23	19
Employee contributions	1	2	—	—
Amendments	—	—	(2)	—
Actuarial (gain) loss	(3,668)	(8)	(229)	10
Benefits paid	(294)	(281)	(25)	(22)
Other, primarily foreign currency translation adjustments	(208)	(176)	(1)	—
End of period	8,588	12,006	667	850
Fair value of plan assets
Beginning of period	10,655	9,702	—	—
Actual return on plan assets	(2,031)	1,000	—	—
Company contributions	357	376	25	22
Employee contributions	1	2	—	—
Benefits paid	(294)	(281)	(25)	(22)
Other, primarily foreign currency translation adjustments	(216)	(144)	—	—
End of period	8,472	10,655	—	—
Funded status, end of period	$(116)	$(1,351)	$(667)	$(850)

Amounts recognized on the consolidated balance sheets
Other assets	$896	$991	$—	$—
Accounts payable and accrued liabilities	(14)	(13)	(27)	(26)
Other long-term liabilities	(998)	(2,329)	(640)	(824)
Net obligation	$(116)	$(1,351)	$(667)	$(850)
Actuarial loss, net	$2,365	$3,504	$205	$461
Prior service cost (credit)	3	5	(333)	(370)
Accumulated other comprehensive loss	$2,368	$3,509	$(128)	$91
Related to international defined benefit plans the projected benefit obligations in the table above included $2.1 billion at December 31, 2022 and $3.2 billion at December 31, 2021.
For plans reflected in the table above, the accumulated benefit obligations were $7.7 billion at December 31, 2022 and $10.5 billion at December 31, 2021.
The 2022 actuarial gain of $3.7 billion for qualified pension plans and actuarial gain of $229 million for other post-employment plans were primarily driven by an increase in the discount rate. The 2021 actuarial gain of $8 million for qualified pension plans and actuarial loss of $10 million for other post-employment plans were primarily driven by an increase in the assumed discount rate offset by change in demographic assumptions from 2020.

2022 Form 10-K |	80

Information For Pension Plans With An Accumulated Benefit Obligation In Excess Of Plan Assets

as of December 31 (in millions)	2022	2021
Accumulated benefit obligation	$1,211	$6,395
Fair value of plan assets	746	5,412
Information For Pension Plans With A Projected Benefit Obligation In Excess Of Plan Assets

as of December 31 (in millions)	2022	2021
Projected benefit obligation	$5,592	$7,788
Fair value of plan assets	4,580	5,447
AbbVie's U.S. pension plan was modified to close the plan to new entrants effective January 1, 2022. In addition, a change to AbbVie's U.S. retiree health benefit plan was approved in 2020 and communicated to employees and retirees in October 2020. Beginning in 2022, Medicare-eligible retirees and Medicare-eligible dependents choose health care coverage from insurance providers through a private Medicare exchange. AbbVie will continue to provide financial support to Medicare-eligible retirees. This change to the U.S. retiree health benefit plan decreased AbbVie's post-employment benefit obligation and increased AbbVie's unrecognized prior service credit as of December 31, 2020 by $397 million.

81	| 2022 Form 10-K

Amounts Recognized in Other Comprehensive Income
The following table summarizes the pre-tax losses (gains) included in other comprehensive income:

years ended December 31 (in millions)	2022	2021	2020
Defined benefit plans
Actuarial loss (gain)	$(925)	$(345)	$701
Amortization of prior service cost	(2)	(2)	(2)
Amortization of actuarial loss	(231)	(288)	(227)
Foreign exchange loss (gain) and other	17	(27)	56
Total loss (gain)	$(1,141)	$(662)	$528
Other post-employment plans
Actuarial loss (gain)	$(229)	$10	$40
Prior service credit	(2)	—	(397)
Amortization of prior service credit	38	39	4
Amortization of actuarial loss	(26)	(32)	(26)
Total loss (gain)	$(219)	$17	$(379)
Net Periodic Benefit Cost

years ended December 31 (in millions)	2022	2021	2020
Defined benefit plans
Service cost	$454	$440	$370
Interest cost	297	237	264
Expected return on plan assets	(712)	(663)	(575)
Amortization of prior service cost	2	2	2
Amortization of actuarial loss	231	288	227
Net periodic benefit cost	$272	$304	$288
Other post-employment plans
Service cost	$51	$48	$42
Interest cost	23	19	34
Amortization of prior service credit	(38)	(39)	(4)
Amortization of actuarial loss	26	32	26
Net periodic benefit cost	$62	$60	$98
The components of net periodic benefit cost other than service cost are included in other expense, net in the consolidated statements of earnings.
Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

as of December 31	2022	2021
Defined benefit plans
Discount rate	5.0%	2.8%
Rate of compensation increases	5.5%	5.2%
Cash balance interest crediting rate	2.7%	2.7%
Other post-employment plans
Discount rate	5.3%	3.1%
The assumptions used in calculating the December 31, 2022 measurement date benefit obligations will be used in the calculation of net periodic benefit cost in 2023.

2022 Form 10-K |	82

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

years ended December 31	2022	2021	2020
Defined benefit plans
Discount rate for determining service cost	3.0%	2.6%	3.1%
Discount rate for determining interest cost	2.6%	2.2%	3.0%
Expected long-term rate of return on plan assets	7.1%	7.1%	7.1%
Expected rate of change in compensation	5.2%	4.6%	4.6%
Cash balance interest crediting rate	2.7%	2.8%	2.8%
Other post-employment plans
Discount rate for determining service cost	3.3%	3.0%	3.7%
Discount rate for determining interest cost	2.7%	2.2%	3.2%
For the December 31, 2022 post-retirement health care obligations remeasurement, the company assumed a 6.2% pre-65 (2.0% post-65) annual rate of increase in the per capita cost of covered health care benefits. The pre-65 rate was assumed to decrease gradually to 4.5% (1.8% post-65) in 2030 and remain at that level thereafter. For purposes of measuring the 2022 post-retirement health care costs, the company assumed a 5.9% pre-65 (2.1% post-65) annual rate of increase in the per capita cost of covered health care benefits. The pre-65 rate was assumed to decrease gradually to 4.5% (1.8% post-65) for 2029 and remain at that level thereafter.

83	| 2022 Form 10-K

Defined Benefit Pension Plan Assets

		Basis of fair value measurement
as of December 31 (in millions)	2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$949	$949	$—	$—
U.S. mid cap(b)	157	157	—	—
International(c)	327	327	—	—
Fixed income securities
U.S. government securities(d)	237	69	168	—
Corporate debt instruments(d)	680	144	536	—
Non-U.S. government securities(d)	548	402	146	—
Other(d)	84	81	3	—
Absolute return funds(e)	91	4	87	—
Real assets	9	9	—	—
Other(f)	278	277	1	—
Total	$3,360	$2,419	$941	$—
Total assets measured at NAV	5,112
Fair value of plan assets	$8,472

		Basis of fair value measurement
as of December 31 (in millions)	2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$1,428	$1,428	$—	$—
U.S. mid cap(b)	198	198	—	—
International(c)	458	458	—	—
Fixed income securities
U.S. government securities(d)	228	95	133	—
Corporate debt instruments(d)	945	179	766	—
Non-U.S. government securities(d)	602	445	157	—
Other(d)	273	268	5	—
Absolute return funds(e)	100	5	95	—
Real assets	10	10	—	—
Other(f)	261	216	45	—
Total	$4,503	$3,302	$1,201	$—
Total assets measured at NAV	6,152
Fair value of plan assets	$10,655
(a)A mix of index funds and actively managed equity accounts that are benchmarked to various large cap indices.
(b)A mix of index funds and actively managed equity accounts that are benchmarked to various mid cap indices.
(c)A mix of index funds and actively managed equity accounts that are benchmarked to various non-U.S. equity indices in both developed and emerging markets.
(d)Securities held by actively managed accounts, index funds and mutual funds.

2022 Form 10-K |	84

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
The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities and lower return, less volatile fixed income securities. Investment allocations are established for each plan and are generally made across a range of markets, industry sectors, capitalization sizes and in the case of fixed income securities, maturities and credit quality. The 2022 target investment allocation for the AbbVie Pension Plan was 62.5% in equity securities, 22.5% in fixed income securities and 15% in asset allocation strategies and other holdings. There are no known significant concentrations of risk in the plan assets of the AbbVie Pension Plan or of any other plans.
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
Expected Benefit Payments
The following table summarizes total benefit payments expected to be paid to plan participants including payments funded from both plan and company assets:

years ending December 31 (in millions)	Defined benefit plans	Other post-employment plans
2023	$310	$28
2024	333	31
2025	355	34
2026	378	37
2027	404	39
2028 to 2032	2,427	244
Defined Contribution Plan
AbbVie maintains defined contribution savings plans for the benefit of its eligible employees. The expense recognized for these plans was $474 million in 2022, $267 million in 2021 and $191 million in 2020. AbbVie provides certain other post-employment benefits, primarily salary continuation arrangements, to qualifying employees and accrues for the related cost over the service lives of the employees.
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

85	| 2022 Form 10-K

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
Stock-based compensation expense is principally related to awards issued pursuant to the 2013 ISP and the Amended Plan and is summarized as follows:

years ended December 31 (in millions)	2022	2021	2020
Cost of products sold	$38	$46	$47
Research and development	232	226	247
Selling, general and administrative	401	420	459
Pre-tax compensation expense	671	692	753
Tax benefit	122	126	131
After-tax compensation expense	$549	$566	$622
Realized excess tax benefits associated with stock-based compensation totaled $116 million in 2022, $50 million in 2021 and $34 million in 2020.
Stock Options
Stock options awarded to employees typically have a contractual term of 10 years and generally vest in one-third increments over a three-year period. The exercise price is equal to at least 100% of the market value on the date of grant. The fair value is determined using the Black-Scholes model. The weighted-average grant-date fair values of stock options granted were $22.83 in 2022, $16.28 in 2021 and $12.14 in 2020.
In connection with the Allergan acquisition, during the second quarter of 2020, AbbVie issued 11.2 million stock options to holders of Allergan options as a result of the conversion of such options. These options were fair-valued using a lattice valuation model. Refer to Note 5 for additional information regarding the Allergan acquisition.
The following table summarizes AbbVie stock option activity in 2022:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	12,374	$81.98	4.7	$661
Granted	863	144.54
Exercised	(3,764)	70.85
Lapsed and forfeited	(153)	107.65
Outstanding at December 31, 2022	9,320	$91.84	4.8	$650
Exercisable at December 31, 2022	7,120	$84.54	3.7	$549
The total intrinsic value of options exercised was $295 million in 2022, $239 million in 2021 and $186 million in 2020. The total fair value of options vested during 2022 was $21 million. As of December 31, 2022, $6 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
RSUs awarded to employees other than senior executives and other key employees generally vest in ratable increments over a three or four-year period. Recipients of these RSUs are entitled to receive dividend equivalents as dividends are declared and paid during the RSU vesting period.
The majority of the equity awards AbbVie grants to its senior executives and other key employees are performance-based. Equity awards granted to senior executives and other key employees consist of a combination of performance-vested RSUs and performance shares as well as non-qualified stock options described above. The performance-vested RSUs have the potential to vest in one-third increments during a three-year performance period and may be earned based on AbbVie’s return on invested capital (ROIC) performance relative to a defined peer group of pharmaceutical, biotech and life science companies. The recipient may receive one share of AbbVie common stock for each vested award. The performance shares

2022 Form 10-K |	86

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

The following table summarizes AbbVie RSU and performance share activity for 2022:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2021	14,890	$94.93
Granted	5,943	138.73
Vested	(6,958)	89.31
Forfeited	(844)	111.45
Outstanding at December 31, 2022	13,031	$116.84
The fair market value of RSUs and performance shares (as applicable) vested was $1.0 billion in 2022, $718 million in 2021 and $618 million in 2020.
In connection with the Allergan acquisition, during the second quarter of 2020, AbbVie issued 8.2 million RSUs to holders of Allergan equity awards based on a conversion factor described in the transaction agreement. Refer to Note 5 for additional information regarding the Allergan acquisition.
As of December 31, 2022, $578 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
Cash dividends declared per common share totaled $5.71 in 2022, $5.31 in 2021 and $4.84 in 2020. The following table summarizes quarterly cash dividends declared during 2022, 2021 and 2020:

2022			2021			2020
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/28/22	02/15/23	$1.48	10/29/21	02/15/22	$1.41	10/30/20	02/16/21	$1.30
09/09/22	11/15/22	$1.41	09/10/21	11/15/21	$1.30	09/11/20	11/16/20	$1.18
06/23/22	08/15/22	$1.41	06/17/21	08/16/21	$1.30	06/17/20	08/14/20	$1.18
02/17/22	05/16/22	$1.41	02/18/21	05/14/21	$1.30	02/20/20	05/15/20	$1.18
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
AbbVie repurchased 8 million shares for $1.1 billion in 2022, 6 million shares for $670 million in 2021 and 8 million shares for $757 million in 2020. AbbVie's remaining stock repurchase authorization was $1.4 billion as of December 31, 2022. On February 16, 2023, AbbVie's board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization.

87	| 2022 Form 10-K

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2022, 2021 and 2020:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2019	$(928)	$9	$(2,965)	$288	$(3,596)
Other comprehensive income (loss) before reclassifications	1,511	(785)	(300)	(108)	318
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(14)	198	(23)	161
Net current-period other comprehensive income (loss)	1,511	(799)	(102)	(131)	479
Balance as of December 31, 2020	583	(790)	(3,067)	157	(3,117)
Other comprehensive income (loss) before reclassifications	(1,153)	720	298	76	(59)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(21)	223	75	277
Net current-period other comprehensive income (loss)	(1,153)	699	521	151	218
Balance as of December 31, 2021	(570)	(91)	(2,546)	308	(2,899)
Other comprehensive income (loss) before reclassifications	(943)	629	915	91	692
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(74)	173	(91)	8
Net current-period other comprehensive income (loss)	(943)	555	1,088	—	700
Balance as of December 31, 2022	$(1,513)	$464	$(1,458)	$308	$(2,199)
Other comprehensive income for 2022 included pension and post-employment benefit plan gains of $1.1 billion primarily due actuarial gains driven by higher discount rates partially offset by losses on plan assets. Other comprehensive income for 2022 also included foreign currency translation adjustments totaling losses of $943 million principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling gains of $555 million. Other comprehensive income for 2021 included foreign currency translation adjustments totaling losses of $1.2 billion principally due to the impact of the weakening of the Euro on the translation of the company's Euro-denominated assets and the offsetting impact of net investment hedging activities totaling gains of $699 million. Other comprehensive income for 2020 included foreign currency translation adjustments totaling gains of $1.5 billion principally due to the impact of the strengthening of the Euro on the translation of the company's Euro-denominated assets and the offsetting impact of net investment hedging activities totaling losses of $799 million.

2022 Form 10-K |	88

The table below presents the impact on AbbVie's consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

years ended December 31 (in millions) (brackets denote gains)	2022	2021	2020
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(94)	$(26)	$(18)
Tax expense	20	5	4
Total reclassifications, net of tax	$(74)	$(21)	$(14)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$221	$283	$251
Tax benefit	(48)	(60)	(53)
Total reclassifications, net of tax	$173	$223	$198
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(c)	$(82)	$87	$(23)
Gains on treasury rate lock agreements(a)	(23)	(24)	(24)
Losses on interest rate swap contracts(a)	1	24	17
Tax expense (benefit)	13	(12)	7
Total reclassifications, net of tax	$(91)	$75	$(23)
(a)Amounts are included in interest expense, net (see Note 11).
(b)Amounts are included in the computation of net periodic benefit cost (see Note 12).
(c)Amounts are included in cost of products sold (see Note 11).
Other
In addition to common stock, AbbVie's authorized capital includes 200 million shares of preferred stock, par value $0.01. As of December 31, 2022, no shares of preferred stock were issued or outstanding.

89	| 2022 Form 10-K

Note 14 Income Taxes

Earnings Before Income Tax Expense

years ended December 31 (in millions)	2022	2021	2020
Domestic	$(4,608)	$(1,644)	$(4,467)
Foreign	18,085	14,633	7,865
Total earnings before income tax expense	$13,477	$12,989	$3,398
Income Tax Expense

years ended December 31 (in millions)	2022	2021	2020
Current
Domestic	$2,647	$1,987	$907
Foreign	916	351	194
Total current taxes	$3,563	$2,338	$1,101
Deferred
Domestic	$(1,512)	$(839)	$(58)
Foreign	(419)	(59)	(2,267)
Total deferred taxes	$(1,931)	$(898)	$(2,325)
Total income tax expense (benefit)	$1,632	$1,440	$(1,224)
Effective Tax Rate Reconciliation

years ended December 31	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	(4.4)	(5.4)	2.4
U.S. tax credits	(2.8)	(2.8)	(10.6)
Impacts related to U.S. tax reform	—	—	(1.1)
Non-deductible expenses	0.6	0.3	7.2
Tax law changes and related restructuring	(2.4)	(2.0)	(48.5)
Tax audits and settlements	0.9	(0.4)	(5.1)
All other, net	(0.8)	0.4	(1.3)
Effective tax rate	12.1%	11.1%	(36.0)%
The effective income tax rate fluctuates year to year due to the allocation of the company's taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including changes in tax law, acquisitions and collaborations. The effective income tax rates in 2022, 2021 and 2020 differed from the statutory tax rate principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, tax incentives in Puerto Rico and other foreign tax jurisdictions, business development activities, changes in enacted tax rates and laws and related restructuring, tax audits and settlements and changes in fair value of contingent consideration. The effective tax rates for these periods also reflected the benefit from U.S. tax credits principally related to research and development credits, the orphan drug tax credit and Puerto Rico excise tax credits. The Puerto Rico tax credits relate to excise tax on certain products manufactured in Puerto Rico. The tax is levied on gross inventory purchases from entities in Puerto Rico and is included in cost of products sold in the consolidated statements of earnings. The majority of the tax is creditable for U.S. income tax purposes.
In 2022, Puerto Rico enacted Act 52-2002 (the Puerto Rico Act) allowing for a transition from a Puerto Rico excise tax levied on gross inventory purchases to an income-based tax beginning in 2023. The company completed the transition requirements of the Puerto Rico Act in 2022, resulting in the remeasurement of certain deferred tax assets and liabilities based on income tax rates at which they are expected to reverse in the future. The net tax benefit from the remeasurement of deferred taxes related to the Puerto Rico Act was $323 million.
The 2020 effective income tax rate included the recognition of a net tax benefit of $1.7 billion related to changes in tax laws and related restructuring, including certain intra-group transfers of intellectual property and deferred tax remeasurement.

2022 Form 10-K |	90

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
Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2022	2021
Deferred tax assets
Compensation and employee benefits	$497	$937
Accruals and reserves	1,023	667
Chargebacks and rebates	991	837
Advance payments	547	809
Net operating losses and other carryforwards	10,391	10,095
Other	1,710	1,234
Total deferred tax assets	15,159	14,579
Valuation allowances	(9,627)	(9,391)
Total net deferred tax assets	5,532	5,188
Deferred tax liabilities
Excess of book basis over tax basis of intangible assets	(3,590)	(4,711)
Excess of book basis over tax basis in investments	(340)	(308)
Other	(772)	(904)
Total deferred tax liabilities	(4,702)	(5,923)
Net deferred tax assets (liabilities)	$830	$(735)
The increase in net deferred tax assets is primarily related to capitalization of R&D expense and increases in accruals and reserves, offset by a decrease in advance payments. The decrease in deferred tax liabilities is primarily related to amortization of intangible assets.
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
The company had valuation allowances of $9.6 billion as of December 31, 2022 and $9.4 billion as of December 31, 2021. These were principally related to foreign and state net operating losses and other credit carryforwards that are not expected to be realized.
As of December 31, 2022, the company had U.S. federal, state and foreign credit carryforwards of $355 million as well as U.S. federal, state and foreign net operating loss carryforwards of $33.2 billion, which will expire at various times through 2042. The remaining U.S. federal and foreign loss carryforwards of $6.0 billion have no expiration.
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

91	| 2022 Form 10-K

Unrecognized Tax Benefits

years ended December 31 (in millions)	2022	2021	2020
Beginning balance	$5,489	$5,264	$2,661
Increase due to acquisition	—	—	2,674
Increase due to current year tax positions	88	208	91
Increase due to prior year tax positions	243	137	59
Decrease due to prior year tax positions	(33)	(62)	(7)
Settlements	(7)	(24)	(141)
Lapse of statutes of limitations	(110)	(34)	(73)
Ending balance	$5,670	$5,489	$5,264
If recognized, the net amount of potential tax benefits that would impact the company's effective tax rate is $5.5 billion in 2022 and $5.2 billion in 2021. The "Increase due to current year tax positions" and "Increase due to prior year tax positions" in the table above include amounts related to federal, state and international tax items. "Increase due to acquisition" in the table above includes amounts related to federal, state and international tax items recorded in acquisition accounting related to the Allergan acquisition.
AbbVie recognizes interest and penalties related to income tax matters in income tax expense in the consolidated statements of earnings. AbbVie recognized gross income tax expense of $339 million in 2022, $161 million in 2021 and $142 million in 2020, for interest and penalties related to income tax matters. AbbVie had an accrual for the payment of gross interest and penalties of $1.1 billion at December 31, 2022, $803 million at December 31, 2021 and $642 million at December 31, 2020.
The company is routinely audited by the tax authorities in significant jurisdictions and a number of audits are currently underway. It is reasonably possible during the next 12 months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitation, the company's gross unrecognized tax benefits balance may change within the next 12 months up to $162 million. All significant federal, state, local and international matters have been concluded for years through 2009. The company believes adequate provision has been made for all income tax uncertainties.
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

2022 Form 10-K |	92

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
In August 2019, direct purchasers of AndroGel filed a lawsuit, King Drug Co. of Florence, Inc., et al. v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that 2006 patent litigation settlements and related agreements by Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) with three generic companies violated federal antitrust law, and also alleging that 2011 patent litigation by Abbott with two generic companies regarding AndroGel was sham litigation and the settlements of those litigations violated federal antitrust law. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. In November 2022, the State of Oregon filed a lawsuit in the Multnomah County, Oregon Circuit Court making similar allegations regarding the 2011 patent litigation with one of the generic companies.
Lawsuits are pending against Forest Laboratories, LLC, an AbbVie subsidiary, and others generally alleging that 2009 and 2010 patent litigation settlements involving Namenda entered into between Forest and generic companies and other conduct by Forest involving Namenda, violated state antitrust, unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. The lawsuits, purported class actions filed by indirect purchasers of Namenda, are consolidated as In re: Namenda Indirect Purchaser Antitrust Litigation in the United States District Court for the Southern District of New York. In November 2022, the parties reached an agreement to settle this matter that has received preliminary court approval.
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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 3,000 matters are pending against Allergan. Most of the federal court cases are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 270 matters are pending in various state courts. The plaintiffs in these cases, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. In November 2022, Allergan finalized the terms of a settlement with state and local government entities and Native American tribes. That settlement is subject to certain conditions, including Allergan's determination that a sufficient number of government entities elect to participate in the settlement. AbbVie recorded a charge of $2.1 billion to selling, general and administrative expense in the consolidated statement of earnings in the second quarter of 2022 related to this potential settlement.
Shareholder and Securities Litigation
In June 2016, a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Similar lawsuits were filed between July 2017 and October 2019 against AbbVie and in some instances its chief executive officer in the same court by additional investment funds. In September 2021, the Illinois court granted AbbVie's motion for summary judgment on all pending claims in all pending cases, dismissing them with prejudice. In November 2022, the Illinois appellate court affirmed summary judgment in AbbVie's favor and, in December 2022, that court denied plaintiffs' petition for rehearing.
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

93	| 2022 Form 10-K

certain AbbVie directors and officers breached their fiduciary duties based on related allegations. In December 2022, after AbbVie and the director/officer defendants filed a motion to dismiss, the plaintiff voluntarily dismissed the lawsuit with prejudice.
Lawsuits are pending against Allergan and certain of its current and former officers alleging they made misrepresentations and omissions regarding Allergan's textured breast implants. The lawsuits, which were filed by Allergan shareholders, have been consolidated in the United States District Court for the Southern District of New York as In re: Allergan plc Securities Litigation. The plaintiffs generally seek compensatory damages and attorneys’ fees. In September 2019, the court partially granted Allergan's motion to dismiss. In September 2021, the court granted plaintiffs' motion to certify a class. In December 2022, the court granted Allergan's motion for summary judgment on the remaining claims, dismissing them with prejudice. Plaintiffs are appealing the court's motion to dismiss and summary judgment rulings.
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
Product Liability and General Litigation
In 2018, a qui tam lawsuit, U.S. ex rel. Silbersher v. Allergan Inc., et al., was filed in the United States District Court for the Northern District of California against several Allergan entities and others, alleging that their conduct before the U.S. Patent Office resulted in false claims for payment being made to federal and state healthcare payors for Namenda XR and Namzaric. The plaintiff-relator seeks damages and attorneys' fees under the federal False Claims Act and state law analogues. The federal government and state governments declined to intervene in the lawsuit. In August 2022, the United States Court of Appeals reversed the district court’s denial of Allergan’s motion to dismiss. The case has been remanded to the district court for further proceedings consistent with that ruling.
Intellectual Property Litigation
Pharmacyclics LLC, a wholly owned subsidiary of AbbVie, is seeking to enforce its patent rights relating to ibrutinib tablets (a drug Pharmacyclics sells under the trademark Imbruvica). Cases were filed in the United States District Court for the District of Delaware in March 2019 against Alvogen Pine Brook LLC and Natco Pharma Ltd. In August 2021, the court issued a decision holding all asserted patents infringed and valid. The judgment precludes Defendants from obtaining regulatory approval and launching until the last patent expires in 2036. On August 30, 2021, Defendants appealed. On November 15, 2022, the Court of Appeals for the Federal Circuit affirmed the judgment. Janssen Biotech, Inc. which is in a global collaboration with Pharmacyclics concerning the development and marketing of Imbruvica, is the co-plaintiff in these suits.
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

2022 Form 10-K |	94

Substantially all of AbbVie's net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. The following tables detail AbbVie's worldwide net revenues:

years ended December 31 (in millions)		2022	2021	2020
Immunology
Humira	United States	$18,619	$17,330	$16,112
	International	2,618	3,364	3,720
	Total	$21,237	$20,694	$19,832
Skyrizi	United States	$4,484	$2,486	$1,385
	International	681	453	205
	Total	$5,165	$2,939	$1,590
Rinvoq	United States	$1,794	$1,271	$653
	International	728	380	78
	Total	$2,522	$1,651	$731
Hematologic Oncology
Imbruvica	United States	$3,426	$4,321	$4,305
	Collaboration revenues	1,142	1,087	1,009
	Total	$4,568	$5,408	$5,314
Venclexta	United States	$1,009	$934	$804
	International	1,000	886	533
	Total	$2,009	$1,820	$1,337
Aesthetics
Botox Cosmetic (a)	United States	$1,654	$1,424	$687
	International	961	808	425
	Total	$2,615	$2,232	$1,112
Juvederm Collection (a)	United States	$548	$658	$318
	International	880	877	400
	Total	$1,428	$1,535	$718
Other Aesthetics (a)	United States	$1,122	$1,268	$666
	International	168	198	94
	Total	$1,290	$1,466	$760
Neuroscience
Botox Therapeutic (a)	United States	$2,255	$2,012	$1,155
	International	464	439	232
	Total	$2,719	$2,451	$1,387
Vraylar (a)	United States	$2,037	$1,728	$951
	International	1	—	—
	Total	$2,038	$1,728	$951
Duodopa	United States	$95	$102	$103
	International	363	409	391
	Total	$458	$511	$494
Ubrelvy (a)	United States	$680	$552	$125
Qulipta	United States	$158	$—	$—
Other Neuroscience (a)	United States	$456	$667	$528
	International	19	18	11
	Total	$475	$685	$539

95	| 2022 Form 10-K

years ended December 31 (in millions)		2022	2021	2020
Eye Care
Lumigan/Ganfort (a)	United States	$242	$273	$165
	International	272	306	213
	Total	$514	$579	$378
Alphagan/Combigan (a)	United States	$202	$373	$223
	International	144	156	103
	Total	$346	$529	$326
Restasis (a)	United States	$621	$1,234	$755
	International	45	56	32
	Total	$666	$1,290	$787
Other Eye Care (a)	United States	$538	$523	$305
	International	637	646	388
	Total	$1,175	$1,169	$693
Other Key Products
Mavyret	United States	$755	$754	$785
	International	786	956	1,045
	Total	$1,541	$1,710	$1,830
Creon	United States	$1,278	$1,191	$1,114
Linzess/Constella (a)	United States	$1,003	$1,006	$649
	International	32	32	18
	Total	$1,035	$1,038	$667
All other		$4,137	$5,019	$5,119
Total net revenues		$58,054	$56,197	$45,804
(a)Net revenues include Allergan product revenues after the acquisition closing date of May 8, 2020.
Net revenues to external customers by geographic area, based on product shipment destination, were as follows:

years ended December 31 (in millions)	2022	2021	2020
United States	$45,713	$43,510	$34,879
Germany	1,340	1,223	1,049
Canada	1,159	1,397	1,159
Japan	956	1,090	1,198
China	912	857	471
France	787	936	797
Australia	508	533	527
Spain	506	519	453
United Kingdom	462	497	509
Italy	444	506	379
Brazil	430	368	406
All other countries	4,837	4,761	3,977
Total net revenues	$58,054	$56,197	$45,804
Long-lived assets, primarily net property and equipment, by geographic area were as follows:

as of December 31 (in millions)	2022	2021
United States and Puerto Rico	$3,243	$3,369
Europe	1,369	1,400
All other	323	341
Total long-lived assets	$4,935	$5,110

2022 Form 10-K |	96

Note 17 Fourth Quarter Financial Results (unaudited)

quarter ended December 31 (in millions except per share data)	2022
Net revenues	$15,121
Gross margin	10,951
Net earnings attributable to AbbVie Inc.	2,473
Basic earnings per share attributable to AbbVie Inc.	$1.39
Diluted earnings per share attributable to AbbVie Inc.	$1.38
Cash dividends declared per common share	$1.48

97	| 2022 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AbbVie Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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

2022 Form 10-K |	98

Sales rebate accruals for Medicaid, Medicare and managed care programs
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Revenue Recognition,” the Company established provisions for sales rebates in the same period the related product is sold. At December 31, 2022, the Company had $10,717 million in sales rebate accruals, a large portion of which were for rebates provided to pharmacy benefit managers, state government Medicaid programs, insurance companies that administer Medicare drug plans and private entities for Medicaid, Medicare and managed care programs. In order to establish these sales rebate accruals, the Company estimated its rebates based upon the identification of the products subject to a rebate, the applicable price and rebate terms and the estimated lag time between the sale and payment of the rebate.
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
To test the sales rebate accruals for Medicaid, Medicare and managed care programs, our audit procedures included, among others, understanding and evaluating the significant assumptions and underlying data used in management’s calculations. Our testing of significant assumptions included corroboration to external data sources. We evaluated the reasonableness of assumptions considering industry and economic trends, product profiles, and other regulatory factors. We assessed the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performed analytical procedures, based on internal and external data sources, to evaluate the completeness of the reserves. For Medicaid, we involved a specialist with an understanding of statutory reimbursement requirements to assess the consistency of the Company’s calculation methodologies with applicable government regulations and policy.

99	| 2022 Form 10-K

Valuation of contingent consideration
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Business Combinations” and in Note 11 under the caption “Fair Value Measures,” the Company recognized contingent consideration liabilities at the estimated fair value on the acquisition date in connection with applying the acquisition method of accounting for business combinations. Subsequent changes to the fair value of the contingent consideration liabilities were recorded within the consolidated statement of earnings in the period of change. At December 31, 2022, the Company had $16,384 million in contingent consideration liabilities, which represented a ‘Level 3’ fair value measurement in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions market participants would use in pricing the liabilities.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Chicago, Illinois
February 17, 2023

2022 Form 10-K |	100

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures; Internal Control Over Financial Reporting
        Evaluation of disclosure controls and procedures.    The Chief Executive Officer, Richard A. Gonzalez, and the Chief Financial Officer, Scott T. Reents, evaluated the effectiveness of AbbVie's disclosure controls and procedures as of the end of the period covered by this report, and concluded that AbbVie's disclosure controls and procedures were effective to ensure that information AbbVie is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by AbbVie in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to AbbVie's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
        Changes in internal control over financial reporting.    There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended December 31, 2022.
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
Management assessed the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management concluded that AbbVie maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
The effectiveness of AbbVie's internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report below, which expresses an unqualified opinion on the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2022.
Report of independent registered public accounting firm. The report of AbbVie's independent registered public accounting firm related to its assessment of the effectiveness of internal control over financial reporting is included below.

101	| 2022 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on Internal Control over Financial Reporting
We have audited AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AbbVie Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AbbVie Inc. and subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 17, 2023

2022 Form 10-K |	102

ITEM 9B. OTHER INFORMATION

None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

103	| 2022 Form 10-K

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are "Information Concerning Director Nominees," "The Board of Directors and its Committees—Committees of the Board of Directors," "Communicating with the Board of Directors," and "Deadlines for Notice of Stockholder Actions to be Considered at the 2024 Annual Meeting of Stockholders" to be included in the 2023 AbbVie Inc. Proxy Statement. The 2023 Definitive Proxy Statement will be filed on or about March 20, 2023. Also incorporated herein by reference is the text found in this Form 10-K under the caption, "Information about Our Executive Officers."
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
AbbVie has a chief ethics and compliance officer who reports to the Executive Vice President, General Counsel and Secretary and to the public policy committee. The chief ethics and compliance officer is responsible for overseeing, administering and monitoring AbbVie's compliance program.

ITEM 11. EXECUTIVE COMPENSATION

The material to be included in the 2023 AbbVie Inc. Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2023 Definitive Proxy Statement will be filed on or about March 20, 2023.

2022 Form 10-K |	104

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.
The following table presents information as of December 31, 2022 about AbbVie's equity compensation plans under which AbbVie common stock has been authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	22,351,655	$91.84	67,365,289
Equity compensation plans not approved by security holders	—	—	—
Total	22,351,655	$91.84	67,365,289
(1)Includes 34,879 shares issuable under AbbVie's Incentive Stock Program pursuant to awards granted by Abbott and adjusted into AbbVie awards in connection with AbbVie's separation from Abbott.
(2)The weighted-average exercise price does not include outstanding restricted stock units, restricted stock awards and performance shares that have no exercise price.
(3)Excludes shares issuable upon the exercise of stock options and pursuant to other rights granted under the Stemcentrx 2011 Equity Incentive Plan, which was assumed by AbbVie upon the consummation of its acquisition of Stemcentrx, Inc. As of December 31, 2022, 41,212 options remained outstanding under this plan. The options have a weighted-average exercise price of $18.02. No further awards will be granted under this plan.
(b)Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Securities Ownership—Securities Ownership of Executive Officers and Directors" in the 2023 AbbVie Inc. Proxy Statement. The 2023 Definitive Proxy Statement will be filed on or about March 20, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2023 AbbVie Inc. Proxy Statement under the headings "The Board of Directors and its Committees," "Corporate Governance Materials," and "Procedures for Approval of Related Person Transactions" is incorporated herein by reference. The 2023 Definitive Proxy Statement will be filed on or about March 20, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material to be included in the 2023 AbbVie Inc. Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" is incorporated herein by reference. The 2023 Definitive Proxy Statement will be filed on or about March 20, 2023.

105	| 2022 Form 10-K

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Form 10-K.
(1)Financial Statements:    See Item 8, "Financial Statements and Supplementary Data" for a list of financial statements.
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

3.1	*Amended and Restated Certificate of Incorporation of AbbVie Inc. (incorporated by reference to Exhibit 3.1 of the company's Current Report on Form 8-K filed on January 2, 2013).
3.2	*Second Amended and Restated By-Laws of AbbVie Inc. (incorporated by reference to Exhibit 3.1 of the company's Current Report on Form 8-K filed on October 14, 2022).
4.1	Description of the company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
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

2022 Form 10-K |	106

Exhibit Number	Exhibit Description
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

10.2	*AbbVie 2013 Amended and Restated Incentive Stock Program (incorporated by reference to Appendix C to the AbbVie Inc. Definitive Proxy Statement on Schedule 14A dated March 22, 2021).**
10.3	*AbbVie Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).**
10.4	*AbbVie Deferred Compensation Plan Plus (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).**
10.5	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).**
10.6
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
10.10
*Form of AbbVie Inc. Non-Employee Director RSU Agreement (US) (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).**

107	| 2022 Form 10-K

Exhibit Number	Exhibit Description
10.11	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).**
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

10.16
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
10.18
*Amended and Restated Revolving Credit Agreement, dated as of August 27, 2019, among AbbVie Inc., the lenders and other parties party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on August 30, 2019).

10.19
*364-Day Bridge Credit Agreement, dated as of June 25, 2019, among AbbVie Inc., Morgan Stanley Senior Funding, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on June 25, 2019).

10.20
*Underwriting Agreement, dated September 17, 2019, among AbbVie Inc. and Morgan Stanley & Co. International plc, HSBC Bank plc and Merrill Lynch International (acting for themselves and as representatives of the several underwriters named therein) (incorporated by reference to Exhibit 1.1 of the company’s Current Report on Form 8-K filed on September 23, 2019).

10.21
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
10.26
*Form of AbbVie Inc. Retention RSU Agreement - Ratable Vesting (incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).**

10.27	*AbbVie Performance Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).**
10.28	*AbbVie Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).**
10.29	*AbbVie Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).**
10.30
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**

10.31	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**
10.32
*Form of AbbVie Inc. Non-Employee Director RSU Agreement (US) (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**

2022 Form 10-K |	108

Exhibit Number	Exhibit Description
10.33	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**
10.34
*Form of AbbVie Inc. Retention RSU Agreement – Ratable Vesting (incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**

10.35
*Form of AbbVie Inc. Retention RSU Agreement – Cliff Vesting with Dividend Equivalent Accrual (incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**

10.36
*Form of AbbVie Non-Employee Directors’ Fee Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022).**

10.37	*AbbVie Deferred Compensation Plan Plus (incorporated by reference to Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).**
10.38
*Form of Agreement Regarding Change in Control by and between AbbVie Inc. and its named executive officers (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on October 14, 2022).**

21	Subsidiaries of AbbVie Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements and notes from the AbbVie Inc. Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 17, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Annual Report on Form 10-K formatted as Inline XBRL and contained in Exhibit 101).
The AbbVie Inc. 2023 Definitive Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 20, 2023.

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

109	| 2022 Form 10-K

ITEM 16. FORM 10-K SUMMARY

None.

2022 Form 10-K |	110

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AbbVie Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AbbVie Inc.
By:	/s/ RICHARD A. GONZALEZ
	Name:	Richard A. Gonzalez
	Title:	Chairman of the Board and Chief Executive Officer
Date:	February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbbVie Inc. on February 17, 2023 in the capacities indicated below.

/s/ RICHARD A. GONZALEZ	/s/ SCOTT T. REENTS
Richard A. Gonzalez Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Scott T. Reents Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ BRIAN L. DURKIN
Brian L. Durkin Vice President, Controller (Principal Accounting Officer)

/s/ ROBERT J. ALPERN, M.D.	/s/ ROXANNE S. AUSTIN
Robert J. Alpern, M.D. Director of AbbVie Inc.	Roxanne S. Austin Director of AbbVie Inc.

/s/ WILLIAM H.L. BURNSIDE	/s/ THOMAS C. FREYMAN
William H.L. Burnside Director of AbbVie Inc.	Thomas C. Freyman Director of AbbVie Inc.

/s/ BRETT J. HART
Brett J. Hart Director of AbbVie Inc.

/s/ MELODY B. MEYER	/s/ EDWARD J. RAPP
Melody B. Meyer Director of AbbVie Inc.	Edward J. Rapp Director of AbbVie Inc.

/s/ REBECCA B. ROBERTS	/s/ GLENN F. TILTON
Rebecca B. Roberts Director of AbbVie Inc.	Glenn F. Tilton Director of AbbVie Inc.

/s/ FREDERICK H. WADDELL
Frederick H. Waddell Director of AbbVie Inc.

111	| 2022 Form 10-K