Form 10-Q
period 2023-03-31
AbbVie Inc.
filed 2023-05-05
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
As of April 25, 2023, AbbVie Inc. had 1,764,289,680 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2023	2022
Net revenues	$12,225	$13,538

Cost of products sold	3,986	4,052
Selling, general and administrative	3,039	3,127
Research and development	2,292	1,497
Acquired IPR&D and milestones	150	145
Other operating income	(10)	—
Total operating costs and expenses	9,457	8,821
Operating earnings	2,768	4,717

Interest expense, net	454	539
Net foreign exchange loss	35	25
Other expense (income), net	1,804	(776)
Earnings before income tax expense	475	4,929
Income tax expense	234	436
Net earnings	241	4,493
Net earnings attributable to noncontrolling interest	2	3
Net earnings attributable to AbbVie Inc.	$239	$4,490

Per share data
Basic earnings per share attributable to AbbVie Inc.	$0.13	$2.52
Diluted earnings per share attributable to AbbVie Inc.	$0.13	$2.51

Weighted-average basic shares outstanding	1,770	1,771
Weighted-average diluted shares outstanding	1,776	1,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2023	2022
Net earnings	$241	$4,493

Foreign currency translation adjustments, net of tax expense (benefit) of $12 for the three months ended March 31, 2023 and $(7) for the three months ended March 31, 2022	194	(231)
Net investment hedging activities, net of tax expense (benefit) of $(60) for the three months ended March 31, 2023 and $37 for the three months ended March 31, 2022	(224)	130
Pension and post-employment benefits, net of tax expense (benefit) of $14 for the three months ended March 31, 2023 and $10 for the three months ended March 31, 2022	38	28
Cash flow hedging activities, net of tax expense (benefit) of $(4) for the three months ended March 31, 2023 and $(2) for the three months ended March 31, 2022	(41)	(12)
Other comprehensive loss	(33)	(85)
Comprehensive income	208	4,408
Comprehensive income attributable to noncontrolling interest	2	3
Comprehensive income attributable to AbbVie Inc.	$206	$4,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and equivalents	$6,711	$9,201
Short-term investments	11	28
Accounts receivable, net	11,473	11,254
Inventories	3,833	3,579
Prepaid expenses and other	4,460	4,401
Total current assets	26,488	28,463

Investments	257	241
Property and equipment, net	4,931	4,935
Intangible assets, net	64,848	67,439
Goodwill	32,220	32,156
Other assets	5,800	5,571
Total assets	$134,544	$138,805

Liabilities and Equity
Current liabilities
Short-term borrowings	$1	$1
Current portion of long-term debt and finance lease obligations	2,800	4,135
Accounts payable and accrued liabilities	24,789	25,402
Total current liabilities	27,590	29,538

Long-term debt and finance lease obligations	59,292	59,135
Deferred income taxes	2,110	2,190
Other long-term liabilities	32,249	30,655

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,821,082,016 shares issued as of March 31, 2023 and 1,813,770,294 as of December 31, 2022	18	18
Common stock held in treasury, at cost, 57,113,024 shares as of March 31, 2023 and 44,589,000 as of December 31, 2022	(6,524)	(4,594)
Additional paid-in capital	19,619	19,245
Retained earnings	2,393	4,784
Accumulated other comprehensive loss	(2,232)	(2,199)
Total stockholders' equity	13,274	17,254
Noncontrolling interest	29	33
Total equity	13,303	17,287

Total liabilities and equity	$134,544	$138,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at December 31, 2021	1,768	$18	$(3,143)	$18,305	$3,127	$(2,899)	$28	$15,436
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,490	—	—	4,490
Other comprehensive loss, net of tax	—	—	—	—	—	(85)	—	(85)
Dividends declared	—	—	—	—	(2,514)	—	—	(2,514)
Purchases of treasury stock	(10)	—	(1,470)	—	—	—	—	(1,470)
Stock-based compensation plans and other	9	—	28	426	—	—	—	454
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at March 31, 2022	1,767	$18	$(4,585)	$18,731	$5,103	$(2,984)	$31	$16,314

Balance at December 31, 2022	1,769	$18	$(4,594)	$19,245	$4,784	$(2,199)	$33	$17,287
Net earnings attributable to AbbVie Inc.	—	—	—	—	239	—	—	239
Other comprehensive loss, net of tax	—	—	—	—	—	(33)	—	(33)
Dividends declared	—	—	—	—	(2,630)	—	—	(2,630)
Purchases of treasury stock	(12)	—	(1,955)	—	—	—	—	(1,955)
Stock-based compensation plans and other	7	—	25	374	—	—	—	399
Change in noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2023	1,764	$18	$(6,524)	$19,619	$2,393	$(2,232)	$29	$13,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2023	2022
Cash flows from operating activities
Net earnings	$241	$4,493
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	179	198
Amortization of intangible assets	1,948	1,855
Deferred income taxes	(267)	(194)
Change in fair value of contingent consideration liabilities	1,872	(748)
Stock-based compensation	313	306
Acquired IPR&D and milestones	150	145
Impairment of intangible assets	710	—
Other, net	(128)	128
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(195)	(785)
Inventories	(185)	(385)
Prepaid expenses and other assets	(167)	(285)
Accounts payable and other liabilities	(465)	(258)
Income tax assets and liabilities, net	187	438
Cash flows from operating activities	4,193	4,908

Cash flows from investing activities
Acquisitions and investments	(353)	(185)
Acquisitions of property and equipment	(175)	(162)
Purchases of investment securities	(19)	(1,406)
Sales and maturities of investment securities	22	8
Other, net	26	154
Cash flows from investing activities	(499)	(1,591)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,000
Repayments of long-term debt and finance lease obligations	(1,351)	(4,879)
Dividends paid	(2,661)	(2,526)
Purchases of treasury stock	(1,955)	(1,470)
Proceeds from the exercise of stock options	65	128
Payments of contingent consideration liabilities	(311)	(246)
Other, net	21	21
Cash flows from financing activities	(6,192)	(6,972)
Effect of exchange rate changes on cash and equivalents	8	7
Net change in cash and equivalents	(2,490)	(3,648)
Cash and equivalents, beginning of period	9,201	9,746

Cash and equivalents, end of period	$6,711	$6,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 Basis of Presentation

Basis of Historical Presentation
The unaudited interim condensed consolidated financial statements of AbbVie Inc. (AbbVie or the company) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended March 31,
(in millions)	2023	2022
Interest expense	$553	$548
Interest income	(99)	(9)
Interest expense, net	$454	$539
Inventories

(in millions)	March 31, 2023	December 31, 2022
Finished goods	$1,319	$1,162
Work-in-process	1,312	1,417
Raw materials	1,202	1,000
Inventories	$3,833	$3,579
Property and Equipment, Net

(in millions)	March 31, 2023	December 31, 2022
Property and equipment, gross	$11,142	$10,986
Accumulated depreciation	(6,211)	(6,051)
Property and equipment, net	$4,931	$4,935
Depreciation expense was $179 million for the three months ended March 31, 2023 and $198 million for the three months ended March 31, 2022.

2023 Form 10-Q |	6

Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended March 31,
(in millions, except per share data)	2023	2022
Basic EPS
Net earnings attributable to AbbVie Inc.	$239	$4,490
Earnings allocated to participating securities	11	22
Earnings available to common shareholders	$228	$4,468
Weighted-average basic shares outstanding	1,770	1,771
Basic earnings per share attributable to AbbVie Inc.	$0.13	$2.52

Diluted EPS
Net earnings attributable to AbbVie Inc.	$239	$4,490
Earnings allocated to participating securities	11	22
Earnings available to common shareholders	$228	$4,468
Weighted-average shares of common stock outstanding	1,770	1,771
Effect of dilutive securities	6	7
Weighted-average diluted shares outstanding	1,776	1,778
Diluted earnings per share attributable to AbbVie Inc.	$0.13	$2.51
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Other Licensing & Acquisitions Activity
Cash outflows related to acquisitions and investments totaled $353 million for the three months ended March 31, 2023 and $185 million for the three months ended March 31, 2022. AbbVie recorded acquired IPR&D and milestones expense of $150 million for the three months ended March 31, 2023 and $145 million for the three months ended March 31, 2022.
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
Other Arrangements
AbbVie entered into several other arrangements resulting in charges related to upfront payments of $132 million for the three months ended March 31, 2023. Acquired IPR&D and milestones expense also included development milestones of $18 million for the three months ended March 31, 2023 and $15 million for the three months ended March 31, 2022.

2023 Form 10-Q |	7

Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended March 31, 2023 and 2022.
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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended March 31,
(in millions)	2023	2022
United States - Janssen's share of profits (included in cost of products sold)	$297	$408
International - AbbVie's share of profits (included in net revenues)	240	299
Global - AbbVie's share of other costs (included in respective line items)	55	64
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $267 million at March 31, 2023 and $295 million at December 31, 2022. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $293 million at March 31, 2023 and $379 million at December 31, 2022.
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

2023 Form 10-Q |	8

The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended March 31,
(in millions)	2023	2022
Genentech's share of profits, including royalties (included in cost of products sold)	$202	$178
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	11	12
AbbVie's share of development costs (included in R&D)	28	27

Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2022	$32,156
Foreign currency translation adjustments	64
Balance as of March 31, 2023	$32,220
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of March 31, 2023, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	March 31, 2023			December 31, 2022
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$87,622	$(26,635)	$60,987	$87,698	$(25,003)	$62,695
License agreements	8,474	(4,902)	3,572	8,474	(4,642)	3,832
Total definite-lived intangible assets	96,096	(31,537)	64,559	96,172	(29,645)	66,527
Indefinite-lived intangible assets	289	—	289	912	—	912
Total intangible assets, net	$96,385	$(31,537)	$64,848	$97,084	$(29,645)	$67,439
Definite-Lived Intangible Assets
Amortization expense was $1.9 billion for the three months ended March 31, 2023 and 2022. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
The company monitors intangible assets for impairment on a quarterly basis. The definite-lived intangible asset related to Imbruvica in the United States has a carrying value of $4.8 billion as of March 31, 2023. Estimated future cash flows are not significantly higher than the intangible asset’s carrying value, reflecting the company’s current expectations of the impact of the Inflation Reduction Act of 2022. Future changes to the company’s estimates of the impact of the Inflation Reduction Act and the potential of government selection for price negotiations as well as regulatory, market and competitive developments could unfavorably impact the company’s ability to recover the carrying value of the related intangible asset. It is reasonably possible that an intangible asset impairment may occur in future periods, which may have a material effect on AbbVie’s results of operations.

2023 Form 10-Q |	9

Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist.
During the first quarter of 2023, the company made a decision to revise the research and development plan for AGN-151607, a novel investigational neurotoxin for the prevention of postoperative atrial fibrillation in cardiac surgery patients. This decision contributed to a delay in the estimated timing of regulatory approval as well as a significant decrease in estimated future cash flows of the product and represented a triggering event which required the company to evaluate the underlying indefinite-lived intangible asset for impairment. The company utilized a discounted cash flow analysis to estimate the fair value which was below the carrying value of the intangible asset. Based on the revised cash flows, the company recorded a pre-tax impairment charge of $630 million to research and development expense in the condensed consolidated statement of earnings for the first quarter of 2023.
Note 7 Integration and Restructuring Plans

Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization and incurred total cumulative charges of $2.3 billion through March 31, 2023. These costs consist of severance and employee benefit costs (cash severance, non-cash severance including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.
The following table summarizes the charges (benefits) associated with the Allergan acquisition integration plan:

	Three months ended March 31,
(in millions)	2023	2022
Cost of products sold	$14	$31
Research and development	—	9
Selling, general and administrative	44	70
Total charges	$58	$110
The following table summarizes the cash activity in the recorded liability associated with the Allergan integration plan for the three months ended March 31, 2023:

(in millions)
Accrued balance as of December 31, 2022	$107
Charges	58
Payments and other adjustments	(69)
Accrued balance as of March 31, 2023	$96
Other Restructuring
AbbVie recorded restructuring charges of $27 million for the three months ended March 31, 2023 and $57 million for the three months ended March 31, 2022.
The following table summarizes the cash activity in the restructuring reserve for the three months ended March 31, 2023:

(in millions)
Accrued balance as of December 31, 2022	$176
Restructuring charges	17
Payments and other adjustments	(24)
Accrued balance as of March 31, 2023	$169

2023 Form 10-Q |	10

Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.7 billion at March 31, 2023 and December 31, 2022, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of March 31, 2023 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
In 2019, the company entered into treasury rate lock agreements with notional amounts totaling $10.0 billion to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the issuance of long-term debt in connection with the acquisition of Allergan. The treasury rate lock agreements were designated as cash flow hedges and recorded at fair value. The agreements were net settled upon issuance of the senior notes in 2019 and the resulting net gain was recognized in other comprehensive loss. This gain is reclassified to interest expense, net over the term of the related debt.
The company was a party to interest rate swap contracts designated as cash flow hedges that matured in November 2022. The effect of the hedge contracts was to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. Realized and unrealized gains or losses were included in AOCI and are reclassified to interest expense, net over the lives of the floating-rate debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $7.8 billion at March 31, 2023 and $6.5 billion at December 31, 2022.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €5.9 billion at March 31, 2023 and December 31, 2022. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €4.3 billion, SEK2.2 billion, CAD750 million and CHF70 million at March 31, 2023 and €4.3 billion, SEK2.0 billion, CAD750 million and CHF90 million at December 31, 2022. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $6.0 billion at March 31, 2023 and $4.5 billion at December 31, 2022. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2023 Form 10-Q |	11

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	March 31, 2023	December 31, 2022	Balance sheet caption	March 31, 2023	December 31, 2022
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$32	$49	Accounts payable and accrued liabilities	$12	$8
Designated as cash flow hedges	Other assets	1	1	Other long-term liabilities	1	—
Designated as net investment hedges	Prepaid expenses and other	3	6	Accounts payable and accrued liabilities	78	36
Designated as net investment hedges	Other assets	37	74	Other long-term liabilities	57	47
Not designated as hedges	Prepaid expenses and other	77	33	Accounts payable and accrued liabilities	28	41
Interest rate swap contracts
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	17	17
Designated as fair value hedges	Other assets	11	—	Other long-term liabilities	351	375
Total derivatives		$161	$163		$544	$524
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive loss:

	Three months ended March 31,
(in millions)	2023	2022
Foreign currency forward exchange contracts
Designated as cash flow hedges	$(9)	$(6)
Designated as net investment hedges	(94)	82
Interest rate swap contracts designated as cash flow hedges	—	4
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $46 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive loss pre-tax losses of $162 million for the three months ended March 31, 2023 and pre-tax gains of $99 million for the three months ended March 31, 2022.

2023 Form 10-Q |	12

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended March 31,
(in millions)	Statement of earnings caption	2023	2022
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$30	$8
Designated as net investment hedges	Interest expense, net	28	14
Not designated as hedges	Net foreign exchange loss	30	(41)
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	6
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	—	(2)
Designated as fair value hedges	Interest expense, net	35	(184)
Debt designated as hedged item in fair value hedges	Interest expense, net	(35)	184
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
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2023:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$6,711	$3,297	$3,414	$—
Money market funds and time deposits	10	—	10	—
Debt securities	33	—	33	—
Equity securities	110	80	30	—
Interest rate swap contracts	11	—	11	—
Foreign currency contracts	150	—	150	—
Total assets	$7,025	$3,377	$3,648	$—
Liabilities
Interest rate swap contracts	$368	$—	$368	$—
Foreign currency contracts	176	—	176	—
Contingent consideration	17,931	—	—	17,931
Total liabilities	$18,475	$—	$544	$17,931

2023 Form 10-Q |	13

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of December 31, 2022:

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
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	March 31, 2023		December 31, 2022
(in millions)	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	4.2% - 5.4%	4.5%	4.7%- 5.1%	4.8%
Probability of payment for unachieved milestones	100% - 100%	100%	100% - 100%	100%
Probability of payment for royalties by indication(b)	89% - 100%	100%	56% - 100%	99%
Projected year of payments	2023 - 2034	2028	2023 - 2034	2028
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excluding approved indications, the estimated probability of payment was 89% at March 31, 2023 and 56% at December 31, 2022.

2023 Form 10-Q |	14

There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Three months ended March 31,
(in millions)	2023	2022
Beginning balance	$16,384	$14,887
Change in fair value recognized in net earnings	1,872	(748)
Payments	(325)	(321)
Ending balance	$17,931	$13,818
The change in fair value recognized in net earnings is recorded in other expense (income), net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of March 31, 2023 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$1	$1	$—	$1	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	2,816	2,793	2,703	90	—
Long-term debt and finance lease obligations, excluding fair value hedges	59,590	55,784	55,058	726	—
Total liabilities	$62,407	$58,578	$57,761	$817	$—
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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $115 million as of March 31, 2023 and $129 million as of December 31, 2022. No significant cumulative upward or downward adjustments have been recorded for these investments as of March 31, 2023.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 77% as of March 31, 2023 and 82% as of December 31, 2022, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.

2023 Form 10-Q |	15

Humira (adalimumab) is AbbVie’s single largest product and accounted for approximately 29% of AbbVie’s total net revenues for the three months ended March 31, 2023 and 35% for the three months ended March 31, 2022.
Debt and Credit Facilities
Long-Term Debt
In January 2023, the company repaid a $1.0 billion floating rate three-year term loan that was scheduled to mature in May 2023. In March 2023, the company repaid a $350 million aggregate principal amount of 2.80% senior notes at maturity.
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
Short-Term Borrowings
In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At March 31, 2023, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of March 31, 2023 and December 31, 2022.
Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans		Other post- employment plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2023	2022	2023	2022
Service cost	$68	$116	$8	$12
Interest cost	107	74	9	6
Expected return on plan assets	(180)	(180)	—	—
Amortization of prior service cost (credit)	—	1	(9)	(10)
Amortization of actuarial loss	4	57	3	7
Net periodic benefit cost	$(1)	$68	$11	$15
The components of net periodic benefit cost other than service cost are included in other expense (income), net in the condensed consolidated statements of earnings.

2023 Form 10-Q |	16

Note 10 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the AbbVie Amended and Restated 2013 Incentive Stock Program and is summarized as follows:

	Three months ended March 31,
(in millions)	2023	2022
Cost of products sold	$20	$19
Research and development	117	107
Selling, general and administrative	176	180
Pre-tax compensation expense	313	306
Tax benefit	55	56
After-tax compensation expense	$258	$250
Stock Options
During the three months ended March 31, 2023, primarily in connection with the company's annual grant, AbbVie granted 0.6 million stock options with a weighted-average grant-date fair value of $29.95. As of March 31, 2023, $10 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the three months ended March 31, 2023, primarily in connection with the company's annual grant, AbbVie granted 5.6 million RSUs and performance shares with a weighted-average grant-date fair value of $149.74. As of March 31, 2023, $924 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2023 and 2022:

2023			2022
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
02/16/23	05/15/23	$1.48	10/28/22	02/15/23	$1.48
			09/09/22	11/15/22	$1.41
			06/23/22	08/15/22	$1.41
			02/17/22	05/16/22	$1.41
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
On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 10 million shares for $1.6 billion during the three months ended March 31, 2023 and 8 million shares for $1.1 billion during the three months ended March 31, 2022. AbbVie's remaining stock repurchase authorization was approximately $4.8 billion as of March 31, 2023.

2023 Form 10-Q |	17

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2023:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2022	$(1,513)	$464	$(1,458)	$308	$(2,199)
Other comprehensive income (loss) before reclassifications	194	(202)	40	(10)	22
Net gains reclassified from accumulated other comprehensive loss	—	(22)	(2)	(31)	(55)
Net current-period other comprehensive income (loss)	194	(224)	38	(41)	(33)
Balance as of March 31, 2023	$(1,319)	$240	$(1,420)	$267	$(2,232)
Other comprehensive loss for the three months ended March 31, 2023 included foreign currency translation adjustments totaling a gain of $194 million principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated asset and the offsetting impact of net investment hedging activities totaling a loss of $224 million.
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
Other comprehensive loss for the three months ended March 31, 2022 included foreign currency translation adjustments totaling a loss of $231 million principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated asset and the offsetting impact of net investment hedging activities totaling a gain of $130 million.

2023 Form 10-Q |	18

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended March 31,
(in millions) (brackets denote gains)	2023	2022
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(28)	$(14)
Tax expense	6	2
Total reclassifications, net of tax	$(22)	$(12)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$(2)	$55
Tax benefit	—	(12)
Total reclassifications, net of tax	$(2)	$43
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(c)	$(30)	$(8)
Gains on treasury rate lock agreements(a)	(6)	(6)
Losses on interest rate swap contracts(a)	—	2
Tax expense (benefit)	5	1
Total reclassifications, net of tax	$(31)	$(11)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 49% for the three months ended March 31, 2023 compared to 9% for the three months ended March 31, 2022. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities. The increase in the effective tax rate for the three months ended March 31, 2023 over the prior year was primarily due to changes in fair value of contingent consideration, tax law changes in Puerto Rico and impairment of certain intangible assets.
Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $110 million.
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

2023 Form 10-Q |	19

distribution, as well as assumed or retained liabilities, and will indemnify Abbott for any liability arising out of or resulting from such assumed legal matters.
Antitrust Litigation
Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits pending in federal court consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by Niaspan direct purchasers and one brought by Niaspan end-payors. The cases are pending in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pre-trial proceedings under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. In August 2019, the court certified a class of direct purchasers of Niaspan. In June 2020 and August 2021, the court denied the end-payors' motion to certify a class. In October 2016, the Orange County, California District Attorney’s Office filed a lawsuit on behalf of the State of California regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees.
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
Lawsuits were filed against Forest Laboratories, LLC, an AbbVie subsidiary, and others generally alleging that 2009 and 2010 patent litigation settlements involving Namenda entered into between Forest and generic companies, and other conduct by Forest involving Namenda, violated state antitrust, unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally sought monetary damages and/or injunctive relief and attorneys’ fees. The lawsuits, purported class actions filed by indirect purchasers of Namenda, were consolidated as In re: Namenda Indirect Purchaser Antitrust Litigation in the United States District Court for the Southern District of New York. In March 2023, the parties’ settlement of this matter received final court approval.
Lawsuits were filed against Forest Laboratories, LLC and others generally alleging that 2012 and 2013 patent litigation settlements involving Bystolic with six generic manufacturers violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. The lawsuits, purported class actions filed on behalf of direct and indirect purchasers of Bystolic, were consolidated as In re: Bystolic Antitrust Litigation in the United States District Court for the Southern District of New York. In February 2023, the court granted Forest Laboratories’ motion to dismiss the cases, dismissing them with prejudice. Plaintiffs are appealing the court’s motion to dismiss ruling.
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

2023 Form 10-Q |	20

In March 2023, AbbVie Inc. filed a petition in the United States Tax Court, AbbVie Inc. and Subsidiaries v. Commissioner of Internal Revenue. The petition disputes the Internal Revenue Service determination concerning a $572 million income tax benefit recorded in 2014 related to a payment made to a third party for the termination of a proposed business combination.
Shareholder and Securities Litigation
In June 2016, a lawsuit, Elliott Associates, L.P., et al. v. AbbVie Inc., was filed by five investment funds against AbbVie in the Cook County, Illinois Circuit Court alleging that AbbVie made misrepresentations and omissions in connection with its proposed transaction with Shire. Similar lawsuits were filed between July 2017 and October 2019 against AbbVie and in some instances its chief executive officer in the same court by additional investment funds. In September 2021, the Illinois court granted AbbVie's motion for summary judgment on all pending claims in all pending cases, dismissing them with prejudice. In November 2022, the Illinois appellate court affirmed summary judgment in AbbVie's favor and, in December 2022, denied plaintiffs' petition for rehearing. In March 2023, the Illinois Supreme Court denied the plaintiff’s petition for review.
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
Lawsuits were filed against Allergan and certain of its former officers alleging they made misrepresentations and omissions regarding Allergan's textured breast implants. The lawsuits, which were filed by Allergan shareholders, have been consolidated in the United States District Court for the Southern District of New York as In re: Allergan plc Securities Litigation. The plaintiffs generally seek compensatory damages and attorneys’ fees. In September 2019, the court partially granted Allergan's motion to dismiss. In September 2021, the court granted plaintiffs' motion to certify a class. In December 2022, the court granted Allergan's motion for summary judgment on the remaining claims, dismissing them with prejudice. Plaintiffs are appealing the court's motion to dismiss and summary judgment rulings.
In April 2022, a federal securities lawsuit, Nakata v. AbbVie Inc., was filed in the United States District Court for the Northern District of Illinois against AbbVie and certain officers alleging misstatements regarding the potential effect that safety information about another company’s product would have on the Food and Drug Administration’s approval and labeling for AbbVie’s Rinvoq. In February 2023, that lawsuit was voluntarily dismissed without prejudice. In May and July 2022, two shareholder derivative lawsuits, Treppel Family Trust v. Gonzalez et al., and Katcher v. Gonzalez, et al., were filed in the same court, alleging that certain AbbVie directors and officers breached fiduciary and other legal duties based on related allegations.
Product Liability and General Litigation
In 2018, a qui tam lawsuit, U.S. ex rel. Silbersher v. Allergan Inc., et al., was filed in the United States District Court for the Northern District of California against several Allergan entities and others, alleging that their conduct before the U.S. Patent Office resulted in false claims for payment being made to federal and state healthcare payors for Namenda XR and Namzaric. The plaintiff-relator sought damages and attorneys' fees under the federal False Claims Act and state law analogues. The federal government and state governments declined to intervene in the lawsuit. In March 2023, the court granted Allergan’s motion to dismiss, dismissing plaintiff-realtor’s federal law claims with prejudice and state law claims without prejudice. The plaintiff-realtor is appealing the court’s motion to dismiss ruling.
Intellectual Property Litigation
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

2023 Form 10-Q |	21

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
The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,

(in millions)		2023	2022
Immunology
Humira	United States	$2,948	$3,993
	International	593	743
	Total	$3,541	$4,736
Skyrizi	United States	$1,139	$781
	International	221	159
	Total	$1,360	$940
Rinvoq	United States	$449	$311
	International	237	154
	Total	$686	$465
Hematologic Oncology
Imbruvica	United States	$638	$874
	Collaboration revenues	240	299
	Total	$878	$1,173
Venclexta	United States	$265	$228
	International	273	245
	Total	$538	$473
Aesthetics
Botox Cosmetic	United States	$409	$413
	International	250	228
	Total	$659	$641
Juvederm Collection	United States	$122	$148
	International	233	262
	Total	$355	$410
Other Aesthetics	United States	$246	$285
	International	40	38
	Total	$286	$323
Neuroscience
Botox Therapeutic	United States	$587	$500
	International	132	114
	Total	$719	$614
Vraylar	United States	$560	$427
	International	1	—
	Total	$561	$427
Duodopa	United States	$25	$24
	International	93	97
	Total	$118	$121
Ubrelvy	United States	$150	$138
	International	2	—
	Total	$152	$138
Qulipta	United States	$66	$11

2023 Form 10-Q |	22

		Three months ended March 31,

(in millions)		2023	2022
Other Neuroscience	United States	$75	$173
	International	4	4
	Total	$79	$177
Eye Care
Ozurdex	United States	$39	$33
	International	76	74
	Total	115	107
Lumigan/Ganfort	United States	$63	$67
	International	67	73
	Total	$130	$140
Alphagan/Combigan	United States	$28	$70
	International	43	37
	Total	$71	$107
Restasis	United States	$79	$235
	International	13	11
	Total	$92	$246
Other Eye Care	United States	$110	$91
	International	90	80
	Total	$200	$171
Other Key Products
Mavyret	United States	$171	$169
	International	193	211
	Total	$364	$380
Creon	United States	$305	$287
Linzess/Constella	United States	$251	$233
	International	8	7
	Total	$259	$240
All other		$691	$1,211
Total net revenues		$12,225	$13,538

2023 Form 10-Q |	23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of March 31, 2023 and December 31, 2022 and the results of operations for the three months ended March 31, 2023 and 2022. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
Financial Results
The company's financial performance for the three months ended March 31, 2023 included delivering worldwide net revenues of $12.2 billion, operating earnings of $2.8 billion, diluted earnings per share of $0.13 and cash flows from operations of $4.2 billion. Worldwide net revenues decreased 10% on a reported basis and 8% on a constant currency basis.
Diluted earnings per share was $0.13 for the three months ended March 31, 2023 and included the following after-tax costs: (i) $1.8 billion for the change in fair value of contingent consideration liabilities; (ii) $1.6 billion related to the amortization of intangible assets; (iii) $629 million related to intangible asset impairment; and (iv) $55 million of acquisition and integration expenses. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
Research and Development
Research and innovation are the cornerstones of AbbVie’s business as a global biopharmaceutical company. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie’s pipeline currently includes over 90 compounds, devices or indications in development individually or under collaboration or license agreements and is focused on such important specialties as immunology, oncology, aesthetics, neuroscience and eye care. Of these programs, over 50 are in mid- and late-stage development.

2023 Form 10-Q |	24

The following sections summarize transitions of significant programs from mid-stage development to late-stage development as well as developments in significant late-stage and registration programs. AbbVie expects multiple mid-stage programs to transition into late-stage programs in the next 12 months.
Significant Programs and Developments
Immunology
Rinvoq
•In March 2023, the European Commission (EC) issued their final decision on the European Medicines Agency’s review of the benefit-risk of medicines in the JAK inhibitor class for the treatment of inflammatory diseases, including Rinvoq. Confirming the Committee for Medicinal Products for Human Use opinion, the previously approved Rinvoq indication statements were not changed and the dosage and special warnings for all JAK inhibitors were updated to include additional information about the risks associated with JAK inhibitors.
•In April 2023, AbbVie announced that the EC approved Rinvoq for the treatment of adults with moderately to severely active Crohn’s disease who have had an inadequate response, lost response or were intolerant to either conventional therapy or a biologic agent.
Skyrizi
•In March 2023, AbbVie announced positive top-line results from its Phase 3 induction study, INSPIRE, for Skyrizi in patients with moderately to severely active ulcerative colitis met the primary and all secondary endpoints.
Oncology
Epcoritamab
•In March 2023, AbbVie initiated a Phase 3 clinical trial to evaluate epcoritamab in combination with R-CHOP compared to R-CHOP in patients with newly diagnosed diffuse large B-cell lymphoma.
Imbruvica
•In April 2023, AbbVie announced the intent to voluntarily withdraw, in the U.S., accelerated Imbruvica approvals for patients with mantle cell lymphoma (MCL) who have received at least one prior therapy and with marginal zone lymphoma (MZL) who require systemic therapy and have received at least one prior anti-CD20-based therapy. This voluntary action is due to requirements related to the accelerated approval status granted by the U.S. Food and Drug Administration (FDA) for MCL and MZL. Other approved indications for Imbruvica in the U.S. are not affected.
Neuroscience
ABBV-951
•In March 2023, AbbVie announced that the FDA issued a Complete Response Letter (CRL) for the New Drug Application (NDA) for ABBV-951 (foscarbidopa/foslevodopa) for the treatment of motor fluctuations in adults with advanced Parkinson’s disease. In its letter, the FDA requested additional information about the device (pump) as part of the NDA review. The CRL did not request that AbbVie conduct additional efficacy and safety trials related to the drug.
Qulipta
•In April 2023, AbbVie announced that the FDA approved Qulipta for the preventive treatment of chronic migraine in adults.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

2023 Form 10-Q |	25

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

	Three months ended March 31,		Percent change
			At actual currency rates	At constant currency rates
(dollars in millions)	2023	2022
United States	$9,201	$10,348	(11.1)%	(11.1)%
International	3,024	3,190	(5.2)%	0.9%
Net revenues	$12,225	$13,538	(9.7)%	(8.3)%

2023 Form 10-Q |	26

The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,		Percent change
				At actual currency rates	At constant currency rates
(dollars in millions)		2023	2022
Immunology
Humira	United States	$2,948	$3,993	(26.1)%	(26.1)%
	International	593	743	(20.3)%	(14.8)%
	Total	$3,541	$4,736	(25.2)%	(24.3)%
Skyrizi	United States	$1,139	$781	45.9%	45.9%
	International	221	159	38.5%	47.7%
	Total	$1,360	$940	44.7%	46.3%
Rinvoq	United States	$449	$311	44.4%	44.4%
	International	237	154	53.7%	64.9%
	Total	$686	$465	47.5%	51.2%
Hematologic Oncology
Imbruvica	United States	$638	$874	(27.0)%	(27.0)%
	Collaboration revenues	240	299	(19.7)%	(19.7)%
	Total	$878	$1,173	(25.2)%	(25.2)%
Venclexta	United States	$265	$228	15.7%	15.7%
	International	273	245	11.8%	19.2%
	Total	$538	$473	13.7%	17.5%
Aesthetics
Botox Cosmetic	United States	$409	$413	(0.7)%	(0.7)%
	International	250	228	9.4%	17.5%
	Total	$659	$641	2.9%	5.8%
Juvederm Collection	United States	$122	$148	(17.9)%	(17.9)%
	International	233	262	(10.9)%	(1.4)%
	Total	$355	$410	(13.4)%	(7.4)%
Other Aesthetics	United States	$246	$285	(13.6)%	(13.6)%
	International	40	38	3.6%	12.7%
	Total	$286	$323	(11.5)%	(10.4)%
Neuroscience
Botox Therapeutic	United States	$587	$500	17.5%	17.5%
	International	132	114	15.5%	24.2%
	Total	$719	$614	17.1%	18.7%
Vraylar	United States	$560	$427	31.2%	31.2%
	International	1	—	n/m	n/m
	Total	$561	$427	31.3%	31.3%
Duodopa	United States	$25	$24	6.5%	6.5%
	International	93	97	(4.3)%	1.7%
	Total	$118	$121	(2.2)%	2.6%
Ubrelvy	United States	$150	$138	9.0%	9.0%
	International	2	—	n/m	n/m
	Total	$152	$138	10.0%	10.0%
Qulipta	United States	$66	$11	>100.0%	>100.0%
Other Neuroscience	United States	$75	$173	(56.7)%	(56.7)%
	International	4	4	6.9%	12.6%
	Total	$79	$177	(55.2)%	(55.1)%

2023 Form 10-Q |	27

		Three months ended March 31,		Percent change
				At actual currency rates	At constant currency rates
(dollars in millions)		2023	2022
Eye Care
Ozurdex	United States	$39	$33	16.1%	16.1%
	International	76	74	3.2%	10.3%
	Total	$115	$107	7.3%	12.2%
Lumigan/Ganfort	United States	$63	$67	(6.8)%	(6.8)%
	International	67	73	(7.2)%	(2.7)%
	Total	$130	$140	(7.0)%	(4.7)%
Alphagan/Combigan	United States	$28	$70	(59.4)%	(59.4)%
	International	43	37	16.9%	24.2%
	Total	$71	$107	(33.3)%	(30.8)%
Restasis	United States	$79	$235	(66.5)%	(66.5)%
	International	13	11	20.4%	25.1%
	Total	$92	$246	(62.8)%	(62.6)%
Other Eye Care	United States	$110	$91	22.9%	22.9%
	International	90	80	10.3%	16.3%
	Total	$200	$171	16.9%	19.8%
Other Key Products
Mavyret	United States	$171	$169	1.2%	1.2%
	International	193	211	(8.1)%	(1.8)%
	Total	$364	$380	(4.0)%	(0.5)%
Creon	United States	$305	$287	6.3%	6.3%
Linzess/Constella	United States	$251	$233	7.7%	7.7%
	International	8	7	11.9%	17.8%
	Total	$259	$240	7.8%	8.0%
All other		$691	$1,211	(43.1)%	(42.2)%
Total net revenues		$12,225	$13,538	(9.7)%	(8.3)%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales decreased 24% for the three months ended March 31, 2023. In the United States, Humira sales decreased by 26% for the three months ended March 31, 2023 primarily driven by direct biosimilar competition following the loss of exclusivity on January 31, 2023. Internationally, Humira revenues decreased 15% for the three months ended March 31, 2023 primarily driven by the continued impact of direct biosimilar competition. AbbVie continues to pursue strategies to maintain broad formulary access of Humira and manage the impact of biosimilar erosion.
Net revenues for Skyrizi increased 46% for the three months ended March 31, 2023 primarily driven by continued strong volume and market share uptake as well as market growth across all indications, partially offset by unfavorable pricing and the timing of retail inventory destocking.
Net revenues for Rinvoq increased 51% for the three months ended March 31, 2023 primarily driven by continued strong volume and market share uptake as well as market growth across all indications, partially offset by unfavorable pricing and the timing of retail inventory destocking.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 25% for the three months ended March 31, 2023 primarily driven by decreased demand and lower market share in the United States as well as decreased collaboration revenues.
Net revenues for Venclexta increased 18% for the three months ended March 31, 2023 primarily driven by continued volume and market share uptake across all indications as well as favorable pricing.
Net revenues for Botox Cosmetic increased 6% for the three months ended March 31, 2023 primarily driven by increased market penetration in key international markets, partially offset by decreased consumer demand in the Unites States due to economic pressures impacting consumer discretionary spending.

2023 Form 10-Q |	28

Net revenues for Juvederm Collection decreased 7% for the three months ended March 31, 2023 primarily driven by decreased consumer demand in the United States due to economic pressures impacting consumer discretionary spending.
Net revenues for Botox Therapeutic increased 19% for the three months ended March 31, 2023 primarily driven by market growth and the timing of shipments.
Net revenues for Vraylar increased 31% for the three months ended March 31, 2023 primarily driven by continued volume and market share uptake as well as market growth.
Net revenues for Ubrelvy increased 10% for the three months ended March 31, 2023 primarily driven by continued volume and market share uptake as well as market growth.
Net revenues for Qulipta increased greater than 100% for the three months ended March 31, 2023 primarily driven by continued strong volume and market share uptake since launch for the preventative treatment of episodic migraine in adults.
Gross Margin

	Three months ended March 31,
(dollars in millions)	2023	2022	% change
Gross margin	$8,239	$9,486	(13)%
as a % of net revenues	67%	70%
Gross margin as a percentage of net revenues decreased for the three months ended March 31, 2023 compared to the prior year. Gross margin percentage for the three months ended March 31, 2023 was unfavorably impacted by higher amortization of intangible assets and changes in product mix.
Selling, General and Administrative

	Three months ended March 31,
(dollars in millions)	2023	2022	% change
Selling, general and administrative	$3,039	$3,127	(3)%
as a % of net revenues	25%	23%
Selling, general and administrative (SG&A) expenses decreased for the three months ended March 31, 2023 compared to the prior year primarily driven by lower litigation reserve charges. SG&A expenses as a percentage of net revenues increased for the three months ended March 31, 2023 compared to the prior year. SG&A expense percentage was unfavorably impacted by lower net revenues primarily driven by the Humira loss of exclusivity in the United States.
Research and Development and Acquired IPR&D and Milestones

	Three months ended March 31,
(dollars in millions)	2023	2022	% change
Research and development	$2,292	$1,497	53%
as a % of net revenues	19%	11%
Acquired IPR&D and milestones	$150	$145	3%
Research and development (R&D) expenses as a percentage of net revenues increased for the three months ended March 31, 2023 compared to the prior year. R&D expense percentage for the three months ended March 31, 2023 was unfavorably impacted by an intangible asset impairment charge of $630 million.
Acquired IPR&D and milestones expense in the three months ended March 31, 2023 included charges related to upfront payments of $132 million and development milestones of $18 million. Acquired IPR&D and milestones expense in the three months ended March 31, 2022 included a charge of $130 million related to acquiring Syndesi Therapeutics SA and development milestones of $15 million.

2023 Form 10-Q |	29

Other Non-Operating Expenses (Income)

	Three months ended March 31,
(in millions)	2023	2022
Interest expense	$553	$548
Interest income	(99)	(9)
Interest expense, net	$454	$539

Net foreign exchange loss	$35	$25
Other expense (income), net	1,804	(776)
Interest expense increased for the three months ended March 31, 2023 compared to the prior year primarily due to the impact of higher interest rates, partially offset by lower average debt balance as a result of deleveraging.
Interest income increased for the three months ended March 31, 2023 compared to the prior year primarily due to the impact of higher interest rates.
Other expense (income), net included a charge related to changes in fair value of contingent consideration liabilities of $1.9 billion for the three months ended March 31, 2023 and a benefit of $748 million for the three months ended March 31, 2022. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three months ended March 31, 2023, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake, the passage of time, lower discount rates and favorable clinical trial results. For the three months ended March 31, 2022 the change in fair value was driven by higher discount rates partially offset by the passage of time.
Income Tax Expense
The effective tax rate was 49% for the three months ended March 31, 2023 compared to 9% for the three months ended March 31, 2022. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities. The increase in the effective tax rate for the three months ended March 31, 2023 over the prior year was primarily due to changes in fair value of contingent consideration, tax law changes in Puerto Rico and impairment of certain intangible assets.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
(in millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$4,193	$4,908
Investing activities	(499)	(1,591)
Financing activities	(6,192)	(6,972)
Operating cash flows for the three months ended March 31, 2023 decreased compared to the prior year primarily due to decreased results of operations primarily driven by lower net revenues, partially offset by the timing of working capital.
Investing cash flows for the three months ended March 31, 2023 included payments made for acquisitions and investments of $353 million and capital expenditures of $175 million. Investing cash flows for the three months ended March 31, 2022 included payments made for net purchases of investment securities totaling $1.4 billion, acquisitions and investments of $185 million and capital expenditures of $162 million.
Financing cash flows for the three months ended March 31, 2023 included repayments of $1.0 billion floating rate term loan and $350 million aggregate principal amount of the company’s 2.80% senior notes. Financing cash flows for the three months ended March 31, 2022 included a repayment of $2.9 billion aggregate principal amount of the company’s 3.45% senior notes. Additionally, financing cash flows for the three months ended March 31, 2022 included a repayment of $2.0 billion floating rate term loan due May 2025 and issuance of a new $2.0 billion floating rate term loan as part of the term loan refinancing in February 2022.

2023 Form 10-Q |	30

Financing cash flows also included cash dividend payments of $2.7 billion for the three months ended March 31, 2023 and $2.5 billion for the three months ended March 31, 2022. The increase in cash dividend payments was primarily driven by the increase in the quarterly dividend rate.
On February 16, 2023, the company announced that its board of directors declared a quarterly cash dividend of $1.48 per share for stockholders of record at the close of business on April 14, 2023, payable on May 15, 2023. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 10 million shares for $1.6 billion during the three months ended March 31, 2023 and 8 million shares for $1.1 billion during the three months ended March 31, 2022.
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
In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At March 31, 2023, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of March 31, 2023 and December 31, 2022.
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
Credit Ratings
There were no changes in the company’s credit ratings during the three months ended March 31, 2023. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in the company’s application of its critical accounting policies during the three months ended March 31, 2023.

2023 Form 10-Q |	31

FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q are, or may be considered, forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions and use of future or conditional verbs, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, but are not limited to challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, and changes to laws and regulations applicable to our industry. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2022, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation, and specifically declines, to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2022.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended March 31, 2023.
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

2023 Form 10-Q |	32

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	844	(1)	$165.36	(1)	—	$1,393,714,917
February 1, 2023 - February 28, 2023	7,306,847	(1)	$152.58	(1)	7,305,832	$5,278,990,201	(2)
March 1, 2023 - March 31, 2023	3,035,907	(1)	$154.86	(1)	3,034,981	$4,808,991,028	(2)
Total	10,343,598	(1)	$153.25	(1)	10,340,813	$4,808,991,028	(2)

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 844 in January; 1,015 in February; and 926 in March.
2.On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2023 Form 10-Q |	33

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1	Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement*

10.2	Form of AbbVie Inc. Performance Share Award Agreement*

10.3	Form of AbbVie Inc. Non-Employee Director RSU Agreement (US)*

10.4	Form of AbbVie Inc. Non-Qualified Stock Option Agreement*

10.5	Form of AbbVie Inc. Retention RSU Agreement - Ratable Vesting*

10.6	Form of AbbVie Inc. Non-Employee Directors’ Fee Plan, as amended and restated*

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 5, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2023 Form 10-Q |	34

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Scott T. Reents
Scott T. Reents
Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2023

2023 Form 10-Q |	35