Form 10-Q
period 2023-06-30
AbbVie Inc.
filed 2023-08-07
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
As of July 31, 2023, AbbVie Inc. had 1,765,046,680 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net revenues	$13,865	$14,583	$26,090	$28,121

Cost of products sold	4,240	4,170	8,226	8,222
Selling, general and administrative	3,268	5,412	6,307	8,539
Research and development	1,733	1,609	4,025	3,106
Acquired IPR&D and milestones	280	269	430	414
Other operating income	(169)	(172)	(179)	(172)
Total operating costs and expenses	9,352	11,288	18,809	20,109
Operating earnings	4,513	3,295	7,281	8,012

Interest expense, net	454	532	908	1,071
Net foreign exchange loss	37	47	72	72
Other expense, net	1,412	1,533	3,216	757
Earnings before income tax expense	2,610	1,183	3,085	6,112
Income tax expense	583	255	817	691
Net earnings	2,027	928	2,268	5,421
Net earnings attributable to noncontrolling interest	3	4	5	7
Net earnings attributable to AbbVie Inc.	$2,024	$924	$2,263	$5,414

Per share data
Basic earnings per share attributable to AbbVie Inc.	$1.14	$0.52	$1.27	$3.04
Diluted earnings per share attributable to AbbVie Inc.	$1.14	$0.51	$1.26	$3.03

Weighted-average basic shares outstanding	1,767	1,770	1,768	1,770
Weighted-average diluted shares outstanding	1,771	1,776	1,773	1,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net earnings	$2,027	$928	$2,268	$5,421

Foreign currency translation adjustments, net of tax expense (benefit) of $(6) for the three months and $6 for the six months ended June 30, 2023 and $(12) for the three months and $(19) for the six months ended June 30, 2022	(16)	(823)	178	(1,054)
Net investment hedging activities, net of tax expense (benefit) of $2 for the three months and $(58) for the six months ended June 30, 2023 and $146 for the three months and $183 for the six months ended June 30, 2022	11	536	(213)	666
Pension and post-employment benefits, net of tax expense (benefit) of $(4) for the three months and $10 for the six months ended June 30, 2023 and $11 for the three months and $21 for the six months ended June 30, 2022	(2)	48	36	76
Cash flow hedging activities, net of tax expense (benefit) of $(4) for the three months and $(8) for the six months ended June 30, 2023 and $5 for the three months and $3 for the six months ended June 30, 2022	(13)	27	(54)	15
Other comprehensive loss	(20)	(212)	(53)	(297)
Comprehensive income	2,007	716	2,215	5,124
Comprehensive income attributable to noncontrolling interest	3	4	5	7
Comprehensive income attributable to AbbVie Inc.	$2,004	$712	$2,210	$5,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and equivalents	$8,759	$9,201
Short-term investments	7	28
Accounts receivable, net	11,491	11,254
Inventories	4,055	3,579
Prepaid expenses and other	4,540	4,401
Total current assets	28,852	28,463

Investments	288	241
Property and equipment, net	4,943	4,935
Intangible assets, net	62,862	67,439
Goodwill	32,224	32,156
Other assets	6,198	5,571
Total assets	$135,367	$138,805

Liabilities and Equity
Current liabilities
Short-term borrowings	$—	$1
Current portion of long-term debt and finance lease obligations	5,203	4,135
Accounts payable and accrued liabilities	27,036	25,402
Total current liabilities	32,239	29,538

Long-term debt and finance lease obligations	55,812	59,135
Deferred income taxes	2,124	2,190
Other long-term liabilities	32,294	30,655

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,821,926,709 shares issued as of June 30, 2023 and 1,813,770,294 as of December 31, 2022	18	18
Common stock held in treasury, at cost, 57,127,750 shares as of June 30, 2023 and 44,589,000 as of December 31, 2022	(6,528)	(4,594)
Additional paid-in capital	19,839	19,245
Retained earnings	1,789	4,784
Accumulated other comprehensive loss	(2,252)	(2,199)
Total stockholders' equity	12,866	17,254
Noncontrolling interest	32	33
Total equity	12,898	17,287

Total liabilities and equity	$135,367	$138,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at March 31, 2022	1,767	$18	$(4,585)	$18,731	$5,103	$(2,984)	$31	$16,314
Net earnings attributable to AbbVie Inc.	—	—	—	—	924	—	—	924
Other comprehensive loss, net of tax	—	—	—	—	—	(212)	—	(212)
Dividends declared	—	—	—	—	(2,511)	—	—	(2,511)
Purchases of treasury stock	—	—	(9)	—	—	—	—	(9)
Stock-based compensation plans and other	1	—	3	175	—	—	—	178
Change in noncontrolling interest	—	—	—	—	—	—	4	4
Balance at June 30, 2022	1,768	$18	$(4,591)	$18,906	$3,516	$(3,196)	$35	$14,688

Balance at March 31, 2023	1,764	$18	$(6,524)	$19,619	$2,393	$(2,232)	$29	$13,303
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,024	—	—	2,024
Other comprehensive loss, net of tax	—	—	—	—	—	(20)	—	(20)
Dividends declared	—	—	—	—	(2,628)	—	—	(2,628)
Purchases of treasury stock	—	—	(10)	—	—	—	—	(10)
Stock-based compensation plans and other	1	—	6	220	—	—	—	226
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at June 30, 2023	1,765	$18	$(6,528)	$19,839	$1,789	$(2,252)	$32	$12,898

Balance at December 31, 2021	1,768	$18	$(3,143)	$18,305	$3,127	$(2,899)	$28	$15,436
Net earnings attributable to AbbVie Inc.	—	—	—	—	5,414	—	—	5,414
Other comprehensive loss, net of tax	—	—	—	—	—	(297)	—	(297)
Dividends declared	—	—	—	—	(5,025)	—	—	(5,025)
Purchases of treasury stock	(10)	—	(1,479)	—	—	—	—	(1,479)
Stock-based compensation plans and other	10	—	31	601	—	—	—	632
Change in noncontrolling interest	—	—	—	—	—	—	7	7
Balance at June 30, 2022	1,768	$18	$(4,591)	$18,906	$3,516	$(3,196)	$35	$14,688

Balance at December 31, 2022	1,769	$18	$(4,594)	$19,245	$4,784	$(2,199)	$33	$17,287
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,263	—	—	2,263
Other comprehensive loss, net of tax	—	—	—	—	—	(53)	—	(53)
Dividends declared	—	—	—	—	(5,258)	—	—	(5,258)
Purchases of treasury stock	(12)	—	(1,965)	—	—	—	—	(1,965)
Stock-based compensation plans and other	8	—	31	594	—	—	—	625
Change in noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	1,765	$18	$(6,528)	$19,839	$1,789	$(2,252)	$32	$12,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2023	2022
Cash flows from operating activities
Net earnings	$2,268	$5,421
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	369	401
Amortization of intangible assets	4,018	3,704
Deferred income taxes	(635)	(794)
Change in fair value of contingent consideration liabilities	3,424	861
Stock-based compensation	492	413
Acquired IPR&D and milestones	430	414
Gain on divestitures	—	(172)
Non-cash litigation reserve adjustments, net of cash payments	(118)	2,190
Impairment of intangible assets	710	—
Other, net	(173)	(86)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(275)	(1,396)
Inventories	(458)	(499)
Prepaid expenses and other assets	285	14
Accounts payable and other liabilities	1,107	(448)
Income tax assets and liabilities, net	(932)	(110)
Cash flows from operating activities	10,512	9,913

Cash flows from investing activities
Acquisitions and investments	(513)	(394)
Acquisitions of property and equipment	(353)	(305)
Purchases of investment securities	(35)	(1,411)
Sales and maturities of investment securities	36	50
Other, net	25	599
Cash flows from investing activities	(840)	(1,461)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,000
Repayments of long-term debt and finance lease obligations	(2,353)	(4,881)
Dividends paid	(5,286)	(5,033)
Purchases of treasury stock	(1,965)	(1,479)
Proceeds from the exercise of stock options	113	198
Payments of contingent consideration liabilities	(641)	(482)
Other, net	20	26
Cash flows from financing activities	(10,112)	(9,651)
Effect of exchange rate changes on cash and equivalents	(2)	(26)
Net change in cash and equivalents	(442)	(1,225)
Cash and equivalents, beginning of period	9,201	9,746

Cash and equivalents, end of period	$8,759	$8,521
The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	5

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
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Interest expense	$552	$556	$1,105	$1,104
Interest income	(98)	(24)	(197)	(33)
Interest expense, net	$454	$532	$908	$1,071
Inventories

(in millions)	June 30, 2023	December 31, 2022
Finished goods	$1,177	$1,162
Work-in-process	1,606	1,417
Raw materials	1,272	1,000
Inventories	$4,055	$3,579
Property and Equipment, Net

(in millions)	June 30, 2023	December 31, 2022
Property and equipment, gross	$11,318	$10,986
Accumulated depreciation	(6,375)	(6,051)
Property and equipment, net	$4,943	$4,935
Depreciation expense was $190 million for the three months and $369 million for the six months ended June 30, 2023 and $203 million for the three months and $401 million for the six months ended June 30, 2022.

2023 Form 10-Q |	6

Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Basic EPS
Net earnings attributable to AbbVie Inc.	$2,024	$924	$2,263	$5,414
Earnings allocated to participating securities	11	11	22	26
Earnings available to common shareholders	$2,013	$913	$2,241	$5,388
Weighted-average basic shares outstanding	1,767	1,770	1,768	1,770
Basic earnings per share attributable to AbbVie Inc.	$1.14	$0.52	$1.27	$3.04

Diluted EPS
Net earnings attributable to AbbVie Inc.	$2,024	$924	$2,263	$5,414
Earnings allocated to participating securities	11	11	22	26
Earnings available to common shareholders	$2,013	$913	$2,241	$5,388
Weighted-average shares of common stock outstanding	1,767	1,770	1,768	1,770
Effect of dilutive securities	4	6	5	7
Weighted-average diluted shares outstanding	1,771	1,776	1,773	1,777
Diluted earnings per share attributable to AbbVie Inc.	$1.14	$0.51	$1.26	$3.03
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Other Licensing & Acquisitions Activity
Cash outflows related to acquisitions and investments totaled $513 million for the six months ended June 30, 2023 and $394 million for the six months ended June 30, 2022. AbbVie recorded acquired IPR&D and milestones expense of $280 million for the three months and $430 million for the six months ended June 30, 2023 and $269 million for the three months and $414 million for the six months ended June 30, 2022.
Syndesi Therapeutics SA
In February 2022, AbbVie acquired Syndesi Therapeutics SA and its portfolio of novel modulators of the synaptic vesicle protein 2A, including its lead molecule ABBV-552, previously named SDI-118, and accounted for the transaction as an asset acquisition. ABBV-552 is a small molecule, which is being evaluated to target nerve terminals to enhance synaptic efficiency. Under the terms of the agreement, AbbVie made an upfront payment of $130 million which was recorded to acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the first quarter of 2022. The agreement also includes additional future payments of up to $870 million upon the achievement of certain development, regulatory and commercial milestones.
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

2023 Form 10-Q |	7

AbbVie received net cash proceeds of $215 million and recognized a pre-tax gain of $172 million which was recorded in other operating income in the condensed consolidated statement of earnings in the second quarter of 2022.
Other Arrangements
AbbVie entered into several other arrangements resulting in charges related to upfront payments of $220 million for the three months and $352 million for the six months ended June 30, 2023 and $222 million for the three and six months ended June 30, 2022. Acquired IPR&D and milestones expense also included development milestones of $60 million for the three months and $78 million for the six months ended June 30, 2023 and $47 million for the three months and $62 million for the six months ended June 30, 2022.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended June 30, 2023 and 2022.
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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
United States - Janssen's share of profits (included in cost of products sold)	$312	$404	$609	$812
International - AbbVie's share of profits (included in net revenues)	241	283	481	582
Global - AbbVie's share of other costs (included in respective line items)	57	69	112	133
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $268 million at June 30, 2023 and $295 million at December 31, 2022. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $295 million at June 30, 2023 and $379 million at December 31, 2022.
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

2023 Form 10-Q |	8

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
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Genentech's share of profits, including royalties (included in cost of products sold)	$214	$196	$416	$374
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	8	5	19	17
AbbVie's share of development costs (included in R&D)	30	31	58	58

Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2022	$32,156
Foreign currency translation adjustments	68
Balance as of June 30, 2023	$32,224
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of June 30, 2023, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	June 30, 2023			December 31, 2022
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$87,702	$(28,400)	$59,302	$87,698	$(25,003)	$62,695
License agreements	8,474	(5,207)	3,267	8,474	(4,642)	3,832
Total definite-lived intangible assets	96,176	(33,607)	62,569	96,172	(29,645)	66,527
Indefinite-lived intangible assets	293	—	293	912	—	912
Total intangible assets, net	$96,469	$(33,607)	$62,862	$97,084	$(29,645)	$67,439
Definite-Lived Intangible Assets
Amortization expense was $2.1 billion for the three months and $4.0 billion for the six months ended June 30, 2023 and $1.8 billion for the three months and $3.7 billion for the six months ended June 30, 2022. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
The company monitors intangible assets for impairment on a quarterly basis. The definite-lived intangible asset related to Imbruvica in the United States has a carrying value of $4.3 billion as of June 30, 2023. Estimated future cash flows are not significantly higher than the intangible asset’s carrying value, reflecting the company’s current expectations of the impact of the Inflation Reduction Act

2023 Form 10-Q |	9

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
Note 7 Integration and Restructuring Plans

Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization and incurred total cumulative charges of $2.4 billion through June 30, 2023. These costs consist of severance and employee benefit costs (cash severance, non-cash severance including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.
The following table summarizes the charges (benefits) associated with the Allergan acquisition integration plan:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Cost of products sold	$32	$26	$46	$57
Research and development	1	1	1	10
Selling, general and administrative	51	76	95	146
Total charges	$84	$103	$142	$213
The following table summarizes the cash activity in the recorded liability associated with the Allergan integration plan for the six months ended June 30, 2023:

(in millions)
Accrued balance as of December 31, 2022	$107
Charges	135
Payments and other adjustments	(195)
Accrued balance as of June 30, 2023	$47

2023 Form 10-Q |	10

Other Restructuring
AbbVie recorded restructuring charges of $18 million for the three months and $45 million for the six months ended June 30, 2023 and $36 million for the three months and $93 million for the six months ended June 30, 2022.
The following table summarizes the cash activity in the restructuring reserve for the six months ended June 30, 2023:

(in millions)
Accrued balance as of December 31, 2022	$176
Restructuring charges	24
Payments and other adjustments	(51)
Accrued balance as of June 30, 2023	$149
Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $2.2 billion at June 30, 2023 and $1.7 billion at December 31, 2022, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of June 30, 2023 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
In 2019, the company entered into treasury rate lock agreements with notional amounts totaling $10.0 billion to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the issuance of long-term debt in connection with the acquisition of Allergan. The treasury rate lock agreements were designated as cash flow hedges and recorded at fair value. The agreements were net settled upon issuance of the senior notes in 2019 and the resulting net gain was included in AOCI. This gain is reclassified to interest expense, net over the term of the related debt.
The company was a party to interest rate swap contracts designated as cash flow hedges that matured in November 2022. The effect of the hedge contracts was to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. Realized and unrealized gains or losses were included in AOCI and reclassified to interest expense, net over the lives of the floating-rate debt.
In June 2023, the company entered into a cross-currency swap contract with a notional amount totaling €433 million to hedge the company’s exposure to changes in future cash flows of foreign currency denominated debt related to changes in foreign exchange rates. The cross-currency swap contract was designated as a cash flow hedge and effectively converted the interest and principal payments of the related foreign currency denominated debt to U.S. dollars. The unrealized gains and losses on the contract are included in AOCI and are reclassified to net foreign exchange loss over the term of the related debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $10.7 billion at June 30, 2023 and $6.5 billion at December 31, 2022.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €5.4 billion at June 30, 2023 and €5.9 billion at December 31, 2022. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €4.2 billion, SEK1.4 billion, CAD750 million and CHF50 million at June 30, 2023 and €4.3 billion, SEK2.0 billion, CAD750 million and CHF90 million at December 31, 2022. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the

2023 Form 10-Q |	11

initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $5.0 billion at June 30, 2023 and $4.5 billion at December 31, 2022. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	June 30, 2023	December 31, 2022	Balance sheet caption	June 30, 2023	December 31, 2022
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$32	$49	Accounts payable and accrued liabilities	$9	$8
Designated as cash flow hedges	Other assets	1	1	Other long-term liabilities	1	—
Designated as net investment hedges	Prepaid expenses and other	3	6	Accounts payable and accrued liabilities	80	36
Designated as net investment hedges	Other assets	23	74	Other long-term liabilities	33	47
Not designated as hedges	Prepaid expenses and other	44	33	Accounts payable and accrued liabilities	41	41
Cross-currency swap contracts
Designated as cash flow hedges	Prepaid expenses and other	9	—	Accounts payable and accrued liabilities	—	—
Interest rate swap contracts
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	1	17
Designated as fair value hedges	Other assets	—	—	Other long-term liabilities	377	375
Total derivatives		$112	$163		$542	$524
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

2023 Form 10-Q |	12

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Foreign currency forward exchange contracts
Designated as cash flow hedges	$14	$53	$5	$47
Designated as net investment hedges	6	304	(88)	386
Cross-currency swap contracts designated as cash flow hedges	9	—	9	—
Interest rate swap contracts designated as cash flow hedges	—	2	—	6
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $29 million into cost of products sold for foreign currency cash flow hedges, pre-tax gains of $1 million into net foreign exchange loss for cross-currency swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive loss pre-tax gains of $36 million for the three months and pre-tax losses of $126 million for the six months ended June 30, 2023 and pre-tax gains of $402 million for the three months and pre-tax gains of $501 million for the six months ended June 30, 2022.
The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended June 30,		Six months ended June 30,
(in millions)	Statement of earnings caption	2023	2022	2023	2022
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$26	$18	$56	$26
Designated as net investment hedges	Interest expense, net	29	24	57	38
Not designated as hedges	Net foreign exchange loss	4	(123)	34	(164)
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	6	12	12
Cross-currency swap contracts designated as cash flow hedges	Net foreign exchange loss	8	—	8	—
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	—	(1)	—	(3)
Designated as fair value hedges	Interest expense, net	(21)	(99)	14	(283)
Debt designated as hedged item in fair value hedges	Interest expense, net	21	99	(14)	283
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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2023:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$8,759	$4,697	$4,062	$—
Money market funds and time deposits	10	—	10	—
Debt securities	30	—	30	—
Equity securities	131	107	24	—
Cross-currency swap contracts	9	—	9	—
Foreign currency contracts	103	—	103	—
Total assets	$9,042	$4,804	$4,238	$—
Liabilities
Interest rate swap contracts	$378	$—	$378	$—
Foreign currency contracts	164	—	164	—
Contingent consideration	19,151	—	—	19,151
Total liabilities	$19,693	$—	$542	$19,151
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

2023 Form 10-Q |	14

employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period.
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	June 30, 2023		December 31, 2022
(in millions)	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	4.8% - 5.8%	4.9%	4.7%- 5.1%	4.8%
Probability of payment for unachieved milestones	100% - 100%	100%	100% - 100%	100%
Probability of payment for royalties by indication(b)	89% - 100%	99%	56% - 100%	99%
Projected year of payments	2023 - 2034	2028	2023 - 2034	2028
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excluding approved indications, the estimated probability of payment was 89% at June 30, 2023 and 56% at December 31, 2022.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Six months ended June 30,
(in millions)	2023	2022
Beginning balance	$16,384	$14,887
Change in fair value recognized in net earnings	3,424	861
Payments	(657)	(570)
Ending balance	$19,151	$15,178
The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of June 30, 2023 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	$5,203	$5,096	$4,816	$280	$—
Long-term debt and finance lease obligations, excluding fair value hedges	56,153	51,394	50,869	525	—
Total liabilities	$61,356	$56,490	$55,685	$805	$—

2023 Form 10-Q |	15

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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $124 million as of June 30, 2023 and $129 million as of December 31, 2022. No significant cumulative upward or downward adjustments have been recorded for these investments as of June 30, 2023.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 75% as of June 30, 2023 and 82% as of December 31, 2022, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.
Humira (adalimumab) is AbbVie’s single largest product and accounted for approximately 29% of AbbVie’s total net revenues for the six months ended June 30, 2023 and 36% for the six months ended June 30, 2022.
Debt and Credit Facilities
Long-Term Debt
In January 2023, the company repaid a $1.0 billion floating rate three-year term loan that was scheduled to mature in May 2023. In March 2023, the company repaid a $350 million aggregate principal amount of 2.80% senior notes at maturity.
In May 2023, the company repaid $1.0 billion aggregate principal amount of 2.85% senior notes at maturity.
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
Short-Term Borrowings
In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At June 30, 2023, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of June 30, 2023 and December 31, 2022.

2023 Form 10-Q |	16

Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$67	$113	$135	$229	$10	$13	$18	$25
Interest cost	109	75	216	149	10	6	19	12
Expected return on plan assets	(182)	(179)	(362)	(359)	—	—	—	—
Amortization of prior service cost (credit)	1	—	1	1	(9)	(9)	(18)	(19)
Amortization of actuarial loss	4	59	8	116	3	6	6	13
Net periodic benefit cost (credit)	$(1)	$68	$(2)	$136	$14	$16	$25	$31
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
Note 10 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the AbbVie Amended and Restated 2013 Incentive Stock Program and is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Cost of products sold	$9	$6	$29	$25
Research and development	57	40	174	147
Selling, general and administrative	113	61	289	241
Pre-tax compensation expense	179	107	492	413
Tax benefit	(30)	(21)	(85)	(77)
After-tax compensation expense	$149	$86	$407	$336
Stock Options
During the six months ended June 30, 2023, primarily in connection with the company's annual grant, AbbVie granted 0.6 million stock options with a weighted-average grant-date fair value of $29.89. As of June 30, 2023, $9 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the six months ended June 30, 2023, primarily in connection with the company's annual grant, AbbVie granted 5.8 million RSUs and performance shares with a weighted-average grant-date fair value of $149.86. As of June 30, 2023, $802 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

2023 Form 10-Q |	17

Cash Dividends
The following table summarizes quarterly cash dividends declared during 2023 and 2022:

2023			2022
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
06/22/23	08/15/23	$1.48	10/28/22	02/15/23	$1.48
02/16/23	05/15/23	$1.48	09/09/22	11/15/22	$1.41
			06/23/22	08/15/22	$1.41
			02/17/22	05/16/22	$1.41
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
On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 10 million shares for $1.6 billion during the six months ended June 30, 2023 and 8 million shares for $1.1 billion during the six months ended June 30, 2022. AbbVie's remaining stock repurchase authorization was approximately $4.8 billion as of June 30, 2023.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2023:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2022	$(1,513)	$464	$(1,458)	$308	$(2,199)
Other comprehensive income (loss) before reclassifications	178	(168)	39	8	57
Net gains reclassified from accumulated other comprehensive loss	—	(45)	(3)	(62)	(110)
Net current-period other comprehensive income (loss)	178	(213)	36	(54)	(53)
Balance as of June 30, 2023	$(1,335)	$251	$(1,422)	$254	$(2,252)
Other comprehensive loss for the six months ended June 30, 2023 included foreign currency translation adjustments totaling a gain of $178 million principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling a loss of $213 million.
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
Other comprehensive loss for the six months ended June 30, 2022 included foreign currency translation adjustments totaling a loss of $1.1 billion principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling a gain of $666 million.

2023 Form 10-Q |	18

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
(in millions) (brackets denote gains)	2023	2022	2023	2022
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(29)	$(24)	$(57)	$(38)
Tax expense	6	6	12	8
Total reclassifications, net of tax	$(23)	$(18)	$(45)	$(30)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$(1)	$56	$(3)	$111
Tax benefit	—	(12)	—	(24)
Total reclassifications, net of tax	$(1)	$44	$(3)	$87
Cash flow hedging activities
Gains on foreign currency forward exchange contracts(c)	$(26)	$(18)	$(56)	$(26)
Gains on treasury rate lock agreements(a)	(6)	(6)	(12)	(12)
Gains on cross-currency swap contracts(d)	(8)	—	(8)	—
Losses on interest rate swap contracts(a)	—	1	—	3
Tax expense	9	4	14	5
Total reclassifications, net of tax	$(31)	$(19)	$(62)	$(30)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
(d) Amounts are included in net foreign exchange loss (see Note 8).
Note 11 Income Taxes

The effective tax rate was 22% for the three months and 26% for the six months ended June 30, 2023 compared to 22% for the three months and 11% for the six months ended June 30, 2022. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities. The increase in the effective tax rate for the six months ended June 30, 2023 over the prior year was primarily due to changes in fair value of contingent consideration, tax law changes in Puerto Rico and impairment of certain intangible assets.
Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $603 million.

2023 Form 10-Q |	19

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
Antitrust Litigation
Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits pending in federal court consist of four individual plaintiff lawsuits and two consolidated purported class actions: one brought by Niaspan direct purchasers and one brought by Niaspan end-payors. The cases are pending in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pre-trial proceedings under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. In August 2019, the court certified a class of direct purchasers of Niaspan. In June 2020 and August 2021, the court denied the end-payors' motion to certify a class, which was affirmed on appeal by the United States Court of Appeals for the Third Circuit in April 2023. In October 2016, the Orange County, California District Attorney’s Office filed a lawsuit on behalf of the State of California regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees.
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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 2,860 matters are pending against Allergan in federal and state courts. Most of the federal court cases are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 250 matters are pending in various state courts. The plaintiffs in these cases, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 2,860 lawsuits, approximately 2,420 of them are brought by states, counties, cities, and other municipal entities. Over 98% of these state, city, and other municipal entity plaintiffs have reached settlement agreements with Allergan and their lawsuits are in the process of being dismissed with prejudice. Approximately 20 other lawsuits are brought by approximately 180 Native American Tribes. Over 98% of these Native American Tribes have reached settlement agreements with

2023 Form 10-Q |	20

Allergan and their lawsuits are in the process of being dismissed with prejudice. AbbVie recorded a charge of $2.1 billion to selling, general and administrative expense in the consolidated statement of earnings in the second quarter of 2022 related to these settlements.
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
In May and July 2022, two shareholder derivative lawsuits, Treppel Family Trust v. Gonzalez et al., and Katcher v. Gonzalez, et al., were filed in the United States District Court for the Northern District of Illinois, alleging that certain AbbVie directors and officers breached fiduciary and other legal duties in making or allowing alleged misstatements regarding the potential effect that safety information about another company’s product would have on the Food and Drug Administration’s approval and labeling for AbbVie’s Rinvoq.
Product Liability and General Litigation
In April 2023, a putative class action lawsuit, Camargo v. AbbVie Inc., was filed in the United States District Court for the Northern District of Illinois on behalf of Humira patients who paid for Humira based on its list price or who, after losing insurance coverage, discontinued Humira because they could not pay based on its list price, alleging that Humira’s list price is excessive in violation of multiple states’ unfair and deceptive trade practices statutes. The plaintiff generally seeks monetary damages, injunctive relief, and attorneys’ fees.
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
The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Six months ended June 30,

(in millions)		2023	2022	2023	2022
Immunology
Humira	United States	$3,452	$4,664	$6,400	$8,657
	International	560	699	1,153	1,442
	Total	$4,012	$5,363	$7,553	$10,099
Skyrizi	United States	$1,634	$1,079	$2,773	$1,860
	International	249	173	470	332
	Total	$1,883	$1,252	$3,243	$2,192
Rinvoq	United States	$645	$412	$1,094	$723
	International	273	180	510	334
	Total	$918	$592	$1,604	$1,057
Hematologic Oncology
Imbruvica	United States	$666	$862	$1,304	$1,736
	Collaboration revenues	241	283	481	582
	Total	$907	$1,145	$1,785	$2,318
Venclexta	United States	$265	$253	$530	$481
	International	306	252	579	497
	Total	$571	$505	$1,109	$978
Aesthetics
Botox Cosmetic	United States	$420	$449	$829	$862
	International	265	246	515	474
	Total	$685	$695	$1,344	$1,336
Juvederm Collection	United States	$125	$147	$247	$295
	International	243	197	476	459
	Total	$368	$344	$723	$754
Other Aesthetics	United States	$284	$287	$530	$572
	International	47	45	87	83
	Total	$331	$332	$617	$655
Neuroscience
Botox Therapeutic	United States	$614	$557	$1,201	$1,057
	International	134	121	266	235
	Total	$748	$678	$1,467	$1,292
Vraylar	United States	$657	$492	$1,217	$919
	International	1	—	2	—
	Total	$658	$492	$1,219	$919
Duodopa	United States	$24	$26	$49	$50
	International	93	94	186	191
	Total	$117	$120	$235	$241
Ubrelvy	United States	$194	$185	$344	$323
	International	2	—	4	—
	Total	$196	$185	$348	$323

2023 Form 10-Q |	22

		Three months ended June 30,		Six months ended June 30,

(in millions)		2023	2022	2023	2022
Qulipta	United States	$95	$33	$161	$44
	International	1	—	1	—
	Total	$96	$33	$162	$44
Other Neuroscience	United States	$65	$145	$140	$318
	International	5	5	9	9
	Total	$70	$150	$149	$327
Eye Care
Ozurdex	United States	$34	$36	$73	$69
	International	85	74	161	148
	Total	$119	$110	$234	$217
Lumigan/Ganfort	United States	$51	$60	$114	$127
	International	68	70	135	143
	Total	$119	$130	$249	$270
Alphagan/Combigan	United States	$32	$54	$60	$124
	International	33	38	76	75
	Total	$65	$92	$136	$199
Restasis	United States	$82	$151	$161	$386
	International	17	17	30	28
	Total	$99	$168	$191	$414
Other Eye Care	United States	$110	$106	$220	$197
	International	105	111	195	191
	Total	$215	$217	$415	$388
Other Key Products
Mavyret	United States	$193	$203	$364	$372
	International	194	195	387	406
	Total	$387	$398	$751	$778
Creon	United States	$282	$318	$587	$605
Linzess/Constella	United States	$269	$247	$520	$480
	International	9	8	17	15
	Total	$278	$255	$537	$495
All other		$741	$1,009	$1,432	$2,220
Total net revenues		$13,865	$14,583	$26,090	$28,121

2023 Form 10-Q |	23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of June 30, 2023 and December 31, 2022 and the results of operations for the three and six months ended June 30, 2023 and 2022. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
Financial Results
The company's financial performance for the six months ended June 30, 2023 included delivering worldwide net revenues of $26.1 billion, operating earnings of $7.3 billion, diluted earnings per share of $1.26 and cash flows from operations of $10.5 billion. Worldwide net revenues decreased 7% on a reported basis and 6% on a constant currency basis.
Diluted earnings per share was $1.26 for the six months ended June 30, 2023 and included the following after-tax costs: (i) $3.4 billion related to the amortization of intangible assets; (ii) $3.3 billion for the change in fair value of contingent consideration liabilities; and (iii) $629 million related to intangible asset impairment. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
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
Significant Programs and Developments
Immunology
Rinvoq
•In March 2023, the European Commission (EC) issued their final decision on the European Medicines Agency’s (EMA) review of the benefit-risk of medicines in the JAK inhibitor class for the treatment of inflammatory diseases, including Rinvoq. Confirming the Committee for Medicinal Products for Human Use (CHMP) opinion, the previously approved Rinvoq indication statements were not changed and the dosage and special warnings for all JAK inhibitors were updated to include additional information about the risks associated with JAK inhibitors.
•In April 2023, AbbVie announced that the EC approved Rinvoq for the treatment of adults with moderately to severely active Crohn’s disease who have had an inadequate response, lost response or were intolerant to either conventional therapy or a biologic agent.
•In May 2023, AbbVie announced that the U.S. Food and Drug Administration (FDA) approved Rinvoq for the treatment of adults with moderately to severely active Crohn’s disease who have had an inadequate response or intolerance to one or more tumor necrosis factor (TNF) blockers.
•In July 2023, AbbVie initiated its Phase 3 Step-Up HS study to evaluate efficacy and safety of Rinvoq in adults and adolescents with moderate to severe hidradenitis suppurativa (HS) who have failed anti-TNF therapy and/or one approved non-anti-TNF inhibitor therapy for HS.
Skyrizi
•In March 2023, AbbVie announced positive top-line results from its Phase 3 induction study, INSPIRE, for Skyrizi in patients with moderately to severely active ulcerative colitis met the primary and all secondary endpoints.
•In June 2023, AbbVie announced positive top-line results from its Phase 3 maintenance study, COMMAND, for Skyrizi in patients with moderately to severely active ulcerative colitis met the primary and key secondary endpoints.
•In July 2023, AbbVie announced results from the head-to-head Phase 4 IMMpulse study that evaluated the efficacy and safety of Skyrizi compared to Otezla among adult patients with moderate plaque psoriasis (PsO) eligible for systemic therapy. In the study, significantly more patients achieved co-primary endpoints with Skyrizi versus Otezla. Skyrizi was well-tolerated with no new safety signals identified.
Oncology
Epkinly
•In March 2023, AbbVie initiated a Phase 3 clinical trial to evaluate epcoritamab in combination with R-CHOP compared to R-CHOP in patients with newly diagnosed diffuse large B-cell lymphoma (DLBCL).
•In May 2023, AbbVie announced that the FDA approved Epkinly (epcoritamab) as the first and only bispecific antibody to treat adult patients with relapsed or refractory (R/R) DLBCL.
•In July 2023, AbbVie announced that the CHMP of the EMA has adopted a positive opinion recommending the granting of conditional marketing authorization for epcoritamab as a monotherapy for the treatment of adult patients with R/R DLBCL after two or more lines of systemic therapy.
Imbruvica
•In May 2023, AbbVie voluntarily withdrew, in the U.S., accelerated Imbruvica approvals for patients with mantle cell lymphoma (MCL) who have received at least one prior therapy and with marginal zone lymphoma (MZL) who require systemic therapy and have received at least one prior anti-CD20-based therapy. This voluntary action is due to requirements related to the accelerated approval status granted by the FDA for MCL and MZL. Other approved indications for Imbruvica in the U.S. are not affected.

2023 Form 10-Q |	25

Navitoclax
•In July 2023, AbbVie announced top-line results from the Phase 3 TRANSFORM-1 clinical trial evaluating the safety and efficacy of navitoclax, a BCL-XL/BCL-2 inhibitor, in combination with ruxolitinib in adult patients with primary or secondary myelofibrosis (MF). The combination of navitoclax and ruxolitinib met the study’s primary endpoint, demonstrating statistically significant improvement in the number of patients who achieved Spleen Volume Reduction of at least 35 percent at week 24 compared to treatment with ruxolitinib and a placebo. The study did not meet the first ranked secondary endpoint of improvement in patients’ Total Symptom Score from baseline to week 24. The company plans to wait for additional follow up data on the primary, secondary and other endpoints, expected in the fourth quarter of this year, before engaging with regulatory agencies regarding potential next steps.
Aesthetics
Juvederm Collection
•In May 2023, AbbVie announced that the FDA approved Skinvive by Juvederm to improve skin smoothness of the cheeks in adults over the age of 21.
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
•In June 2023, AbbVie announced that the CHMP of the EMA has adopted a positive opinion recommending the approval of Qulipta for the prophylaxis of migraine in adults who have four or more migraine days per month.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

2023 Form 10-Q |	26

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

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2023	2022			2023	2022
United States	$10,720	$11,410	(6.0)%	(6.0)%	$19,921	$21,758	(8.4)%	(8.4)%
International	3,145	3,173	(0.9)%	2.6%	6,169	6,363	(3.0)%	1.8%
Net revenues	$13,865	$14,583	(4.9)%	(4.2)%	$26,090	$28,121	(7.2)%	(6.1)%

2023 Form 10-Q |	27

The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2023	2022			2023	2022
Immunology
Humira	United States	$3,452	$4,664	(26.0)%	(26.0)%	$6,400	$8,657	(26.1)%	(26.1)%
	International	560	699	(19.8)%	(17.0)%	1,153	1,442	(20.1)%	(15.9)%
	Total	$4,012	$5,363	(25.2)%	(24.8)%	$7,553	$10,099	(25.2)%	(24.6)%
Skyrizi	United States	$1,634	$1,079	51.4%	51.4%	$2,773	$1,860	49.1%	49.1%
	International	249	173	44.2%	48.6%	470	332	41.5%	48.2%
	Total	$1,883	$1,252	50.4%	51.0%	$3,243	$2,192	48.0%	49.0%
Rinvoq	United States	$645	$412	56.4%	56.4%	$1,094	$723	51.2%	51.2%
	International	273	180	52.2%	57.5%	510	334	52.9%	61.0%
	Total	$918	$592	55.1%	56.7%	$1,604	$1,057	51.7%	54.2%
Hematologic Oncology
Imbruvica	United States	$666	$862	(22.8)%	(22.8)%	$1,304	$1,736	(24.9)%	(24.9)%
	Collaboration revenues	241	283	(14.7)%	(14.7)%	481	582	(17.3)%	(17.3)%
	Total	$907	$1,145	(20.8)%	(20.8)%	$1,785	$2,318	(23.0)%	(23.0)%
Venclexta	United States	$265	$253	5.2%	5.2%	$530	$481	10.2%	10.2%
	International	306	252	21.0%	24.9%	579	497	16.5%	22.1%
	Total	$571	$505	13.1%	15.0%	$1,109	$978	13.4%	16.2%
Aesthetics
Botox Cosmetic	United States	$420	$449	(6.5)%	(6.5)%	$829	$862	(3.8)%	(3.8)%
	International	265	246	7.9%	13.8%	515	474	8.7%	15.7%
	Total	$685	$695	(1.4)%	0.7%	$1,344	$1,336	0.6%	3.1%
Juvederm Collection	United States	$125	$147	(14.5)%	(14.5)%	$247	$295	(16.2)%	(16.2)%
	International	243	197	22.8%	27.6%	476	459	3.6%	11.1%
	Total	$368	$344	6.9%	9.7%	$723	$754	(4.1)%	0.4%
Other Aesthetics	United States	$284	$287	(1.3)%	(1.3)%	$530	$572	(7.4)%	(7.4)%
	International	47	45	6.8%	12.0%	87	83	5.3%	12.3%
	Total	$331	$332	(0.2)%	0.5%	$617	$655	(5.8)%	(4.9)%
Neuroscience
Botox Therapeutic	United States	$614	$557	10.1%	10.1%	$1,201	$1,057	13.6%	13.6%
	International	134	121	10.7%	17.0%	266	235	13.0%	20.4%
	Total	$748	$678	10.2%	11.3%	$1,467	$1,292	13.5%	14.9%
Vraylar	United States	$657	$492	33.7%	33.7%	$1,217	$919	32.5%	32.5%
	International	1	—	>100.0%	>100.0%	2	—	>100.0%	>100.0%
	Total	$658	$492	33.9%	33.9%	$1,219	$919	32.7%	32.7%
Duodopa	United States	$24	$26	(7.6)%	(7.6)%	$49	$50	(0.8)%	(0.8)%
	International	93	94	(1.6)%	(0.5)%	186	191	(3.0)%	0.6%
	Total	$117	$120	(2.9)%	(2.0)%	$235	$241	(2.5)%	0.3%
Ubrelvy	United States	$194	$185	4.5%	4.5%	$344	$323	6.4%	6.4%
	International	2	—	n/m	n/m	4	—	n/m	n/m
	Total	$196	$185	5.9%	6.0%	$348	$323	7.7%	7.7%
Qulipta	United States	$95	$33	>100.0%	>100.0%	$161	$44	>100.0%	>100.0%
	International	1	—	n/m	n/m	1	—	n/m	n/m
	Total	$96	$33	>100.0%	>100.0%	$162	$44	>100.0%	>100.0%
Other Neuroscience	United States	$65	$145	(55.9)%	(55.9)%	$140	$318	(56.3)%	(56.3)%
	International	5	5	4.7%	11.4%	9	9	5.7%	12.0%
	Total	$70	$150	(53.8)%	(53.6)%	$149	$327	(54.6)%	(54.4)%

2023 Form 10-Q |	28

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2023	2022			2023	2022
Eye Care
Ozurdex	United States	$34	$36	(3.3)%	(3.3)%	$73	$69	6.3%	6.3%
	International	85	74	14.2%	16.6%	161	148	8.7%	13.4%
	Total	$119	$110	8.6%	10.2%	$234	$217	8.0%	11.2%
Lumigan/Ganfort	United States	$51	$60	(13.1)%	(13.1)%	$114	$127	(9.7)%	(9.7)%
	International	68	70	(3.9)%	(1.1)%	135	143	(5.6)%	(1.9)%
	Total	$119	$130	(8.1)%	(6.6)%	$249	$270	(7.5)%	(5.5)%
Alphagan/Combigan	United States	$32	$54	(41.7)%	(41.7)%	$60	$124	(51.8)%	(51.8)%
	International	33	38	(13.3)%	(8.6)%	76	75	1.4%	7.4%
	Total	$65	$92	(29.7)%	(27.7)%	$136	$199	(31.7)%	(29.4)%
Restasis	United States	$82	$151	(45.8)%	(45.8)%	$161	$386	(58.4)%	(58.4)%
	International	17	17	(0.7)%	5.2%	30	28	7.3%	12.8%
	Total	$99	$168	(41.1)%	(40.5)%	$191	$414	(54.0)%	(53.6)%
Other Eye Care	United States	$110	$106	1.9%	1.9%	$220	$197	11.3%	11.3%
	International	105	111	(4.1)%	—%	195	191	2.1%	7.0%
	Total	$215	$217	(1.1)%	1.0%	$415	$388	6.8%	9.2%
Other Key Products
Mavyret	United States	$193	$203	(5.0)%	(5.0)%	$364	$372	(2.2)%	(2.2)%
	International	194	195	(0.9)%	1.9%	387	406	(4.7)%	(0.1)%
	Total	$387	$398	(3.0)%	(1.6)%	$751	$778	(3.5)%	(1.1)%
Creon	United States	$282	$318	(11.4)%	(11.4)%	$587	$605	(3.0)%	(3.0)%
Linzess/Constella	United States	$269	$247	8.6%	8.6%	$520	$480	8.1%	8.1%
	International	9	8	26.7%	31.1%	17	15	19.1%	24.3%
	Total	$278	$255	9.1%	9.2%	$537	$495	8.5%	8.7%
All other		$741	$1,009	(26.4)%	(25.3)%	$1,432	$2,220	(35.5)%	(34.5)%
Total net revenues		$13,865	$14,583	(4.9)%	(4.2)%	$26,090	$28,121	(7.2)%	(6.1)%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales decreased 25% for the three and six months ended June 30, 2023. In the United States, Humira sales decreased by 26% for the three and six months ended June 30, 2023 primarily driven by direct biosimilar competition following the loss of exclusivity on January 31, 2023. Internationally, Humira revenues decreased 17% for the three months and 16% for the six months ended June 30, 2023 primarily driven by the continued impact of direct biosimilar competition. AbbVie continues to pursue strategies to maintain broad formulary access of Humira and manage the impact of biosimilar erosion.
Net revenues for Skyrizi increased 51% for the three months and 49% for the six months ended June 30, 2023 primarily driven by continued strong volume and market share uptake as well as market growth across all indications, partially offset by unfavorable pricing.
Net revenues for Rinvoq increased 57% for the three months and 54% for the six months ended June 30, 2023 primarily driven by continued strong volume and market share uptake as well as market growth across all indications, partially offset by unfavorable pricing.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 21% for the three months and 23% for the six months ended June 30, 2023 primarily driven by decreased demand and lower market share in the United States as well as decreased collaboration revenues.
Net revenues for Venclexta increased 15% for the three months and 16% for the six months ended June 30, 2023 primarily driven by market growth across all indications as well as favorable pricing. Internationally, net revenues for the three and six months ended June 30, 2023 were also favorably impacted by continued volume and market share uptake.
Net revenues for Botox Cosmetic increased 1% for the three months and 3% for the six months ended June 30, 2023. Internationally, Botox Cosmetic net revenues increased 14% for the three months and 16% for the six months ended June 30, 2023 primarily driven

2023 Form 10-Q |	29

by increased investment in key markets, including Asia and Latin America, and recovery from COVID-19 in China. In the United States, Botox Cosmetic net revenues decreased 7% for the three months and 4% for the six months ended June 30, 2023 primarily driven by decreased consumer demand and unfavorable pricing due to economic pressures impacting consumer discretionary spending.
Net revenues for Juvederm Collection increased 10% for the three months ended June 30, 2023 and remained flat for the six months ended June 30, 2023. Internationally, Juvederm Collection net revenues increased 28% for the three months and 11% for the six months ended June 30, 2023 primarily driven by increased investment in key markets, including Asia and Latin America, and recovery from COVID-19 in China. In the United States, Juvederm Collection net revenues decreased 15% for the three months and 16% for the six months ended June 30, 2023 primarily driven by decreased consumer demand due to economic pressures impacting consumer discretionary spending.
Net revenues for Botox Therapeutic increased 11% for the three months and 15% for the six months ended June 30, 2023 primarily driven by market growth as well as market share uptake. Net revenues for the six months ended June 30, 2023 were also favorably impacted by the timing of shipments.
Net revenues for Vraylar increased 34% for the three months and 33% for the six months ended June 30, 2023 primarily driven by continued volume and market share uptake as well as market growth. Net revenues for the three and six months ended June 30, 2023 were also favorably impacted by the recent regulatory approval of Vraylar as an adjunctive therapy to antidepressants for the treatment of major depressive disorder in adults.
Net revenues for Ubrelvy increased 6% for the three months and 8% for the six months ended June 30, 2023 primarily driven by continued volume and market share uptake as well as market growth.
Net revenues for Qulipta increased greater than 100% for the three and six months ended June 30, 2023 primarily driven by continued strong volume and market share uptake as well as market growth. Net revenues for the three months ended June 30, 2023 were also favorably impacted by the recent regulatory approval of Qulipta for the preventative treatment of chronic migraine in adults.
Gross Margin

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2023	2022	% change	2023	2022	% change
Gross margin	$9,625	$10,413	(8)%	$17,864	$19,899	(10)%
as a % of net revenues	69%	71%		68%	71%
Gross margin as a percentage of net revenues decreased for the three and six months ended June 30, 2023 compared to the prior year. Gross margin percentage for the three and six months ended June 30, 2023 was unfavorably impacted by higher amortization of intangibles and changes in product mix, partially offset by the favorable impact of tax law changes in Puerto Rico.
Selling, General and Administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2023	2022	% change	2023	2022	% change
Selling, general and administrative	$3,268	$5,412	(40)%	$6,307	$8,539	(26)%
as a % of net revenues	24%	37%		24%	30%
SG&A expenses as a percentage of net revenues decreased for the three and six months ended June 30, 2023 compared to the prior year. SG&A expense percentage was favorably impacted by lower litigation reserve charges for the three and six months ended June 30, 2023 as compared to the prior year. Litigation reserve charges were $2.2 billion for the three months and $2.4 billion for the six months ended June 30, 2022. The decrease in SG&A expense percentage for the three and six months ended June 30, 2023 was partially offset by the unfavorable impact of lower net revenues primarily driven by the Humira loss of exclusivity in the United States.

2023 Form 10-Q |	30

Research and Development

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2023	2022	% change	2023	2022	% change
Research and development	$1,733	$1,609	8%	$4,025	$3,106	30%
as a % of net revenues	12%	11%		15%	11%
Research and development (R&D) expenses as a percentage of net revenues increased for the three and six months ended June 30, 2023 compared to the prior year. R&D expense percentage for the three and six months ended June 30, 2023 was unfavorably impacted by increased funding to support all stages of the company’s pipeline assets and lower net revenues primarily driven by the Humira loss of exclusivity in the United States. R&D expense percentage for the six months ended June 30, 2023 was also unfavorably impacted by an intangible asset impairment charge of $630 million.
Acquired IPR&D and Milestones

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2023	2022	2023	2022
Upfront charges	$220	$222	$352	$352
Development milestones	60	47	78	62
Acquired IPR&D and milestones	$280	$269	$430	$414
Acquired IPR&D and milestones expense for the six months ended June 30, 2022 included a charge related to the upfront payment of $130 million to acquire Syndesi Therapeutics SA. See Note 4 to the Condensed Consolidated Financial Statements for additional information.
Other Operating Income
Other operating income for the three and six months ended June 30, 2023 included a one-time gain of $169 million related to the termination of a development liability associated with a previously divested product. Other operating income for the three and six months ended June 30, 2022 included $172 million of income related to the sale of worldwide commercial rights of a mature brand Pylera, which is used for the treatment of peptic ulcers with an infection by the bacterium Helicobactor pylori. See Note 4 to the Condensed Consolidated Financial Statements for additional information.
Other Non-Operating Expenses (Income)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Interest expense	$552	$556	$1,105	$1,104
Interest income	(98)	(24)	(197)	(33)
Interest expense, net	$454	$532	$908	$1,071

Net foreign exchange loss	$37	$47	$72	$72
Other expense, net	1,412	1,533	3,216	757
Interest expense remained flat for the three and six months ended June 30, 2023 compared to the prior year primarily driven by the impact of higher interest rates, offset by lower average debt balances as a result of deleveraging.
Interest income increased for the three and six months ended June 30, 2023 compared to the prior year primarily due to the impact of higher interest rates.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $1.6 billion for the three months and $3.4 billion for the six months ended June 30, 2023 and $1.6 billion for the three months and $861 million for the six months ended June 30, 2022. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three and six months ended June 30, 2023, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake and the passage of time. The change in fair value for the three months ended June 30, 2023 is also partially offset by higher discount rates. For the three and six

2023 Form 10-Q |	31

months ended June 30, 2022 the change in fair value represented higher estimated Skyrizi sales driven by stronger market share uptake, partially offset by higher discount rates.
Income Tax Expense
The effective tax rate was 22% for the three months and 26% for the six months ended June 30, 2023 compared to 22% for the three months and 11% for the six months ended June 30, 2022. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities. The increase in the effective tax rate for the six months ended June 30, 2023 over the prior year was primarily due to changes in fair value of contingent consideration, tax law changes in Puerto Rico and impairment of certain intangible assets.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
(in millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$10,512	$9,913
Investing activities	(840)	(1,461)
Financing activities	(10,112)	(9,651)
Operating cash flows for the six months ended June 30, 2023 increased compared to the prior year due to the timing of working capital partially offset by decreased results of operations primarily driven by lower net revenues as well as higher payments for income taxes.
Investing cash flows for the six months ended June 30, 2023 included payments made for acquisitions and investments of $513 million and capital expenditures of $353 million. Investing cash flows for the six months ended June 30, 2022 included payments made for net purchases of investment securities totaling $1.4 billion, acquisitions and investments of $394 million and capital expenditures of $305 million.
Financing cash flows for the six months ended June 30, 2023 included repayments of $1.0 billion floating rate term loan, $1.0 billion aggregate principal amount of 2.85% senior notes and $350 million aggregate principal amount of the company’s 2.80% senior notes. Financing cash flows for the six months ended June 30, 2022 included a repayment of $2.9 billion aggregate principal amount of the company’s 3.45% senior notes. Additionally, financing cash flows for the six months ended June 30, 2022 included a repayment of $2.0 billion floating rate term loan due May 2025 and issuance of a new $2.0 billion floating rate term loan as part of the term loan refinancing in February 2022.
Financing cash flows also included cash dividend payments of $5.3 billion for the six months ended June 30, 2023 and $5.0 billion for the six months ended June 30, 2022. The increase in cash dividend payments was primarily driven by the increase in the quarterly dividend rate.
On June 22, 2023, the company announced that its board of directors declared a quarterly cash dividend of 1.48 per share for stockholders of record at the close of business on July 14, 2023, payable on August 15, 2023. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 10 million shares for $1.6 billion during the six months ended June 30, 2023 and 8 million shares for $1.1 billion during the six months ended June 30, 2022.
Credit Risk
AbbVie monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. AbbVie regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. AbbVie establishes an allowance for credit

2023 Form 10-Q |	32

losses equal to the estimate of future losses over the contractual life of outstanding accounts receivable. AbbVie may also utilize factoring arrangements to mitigate credit risk, although the receivables included in such arrangements have historically not been a significant amount of total outstanding receivables.
Credit Facility, Access to Capital and Credit Ratings
Credit Facility
In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At June 30, 2023, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of June 30, 2023 and December 31, 2022.
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
Credit Ratings
There were no changes in the company’s credit ratings during the six months ended June 30, 2023. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in the company’s application of its critical accounting policies during the six months ended June 30, 2023.
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

2023 Form 10-Q |	33

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended June 30, 2023.
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

2023 Form 10-Q |	34

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	1,006	(1)	$161.23	(1)	—	$4,808,991,028
May 1, 2023 - May 31, 2023	1,105	(1)	$147.29	(1)	—	$4,808,991,028
June 1, 2023 - June 30, 2023	1,194	(1)	$136.06	(1)	—	$4,808,991,028
Total	3,305	(1)	$147.48	(1)	—	$4,808,991,028	(2)

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 1,006 in April; 1,105 in May; and 1,194 in June.
2.On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
ITEM 5. OTHER ITEMS

(c) Director and Officer Trading Arrangements
During the three months ended June 30, 2023, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2023 Form 10-Q |	35

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 7, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________

2023 Form 10-Q |	36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Scott T. Reents
Scott T. Reents
Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2023

2023 Form 10-Q |	37