Form 10-Q
period 2023-09-30
AbbVie Inc.
filed 2023-11-06
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
As of October 27, 2023, AbbVie Inc. had 1,765,537,421 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net revenues	$13,927	$14,812	$40,017	$42,933

Cost of products sold	6,485	5,022	14,711	13,244
Selling, general and administrative	3,372	3,304	9,679	11,843
Research and development	1,723	1,614	5,748	4,720
Acquired IPR&D and milestones	66	40	496	454
Other operating expense (income), net	—	229	(179)	57
Total operating costs and expenses	11,646	10,209	30,455	30,318
Operating earnings	2,281	4,603	9,562	12,615

Interest expense, net	398	497	1,306	1,568
Net foreign exchange loss	25	36	97	108
Other expense (income), net	(95)	(330)	3,121	427
Earnings before income tax expense	1,953	4,400	5,038	10,512
Income tax expense	172	448	989	1,139
Net earnings	1,781	3,952	4,049	9,373
Net earnings attributable to noncontrolling interest	3	3	8	10
Net earnings attributable to AbbVie Inc.	$1,778	$3,949	$4,041	$9,363

Per share data
Basic earnings per share attributable to AbbVie Inc.	$1.00	$2.22	$2.27	$5.26
Diluted earnings per share attributable to AbbVie Inc.	$1.00	$2.21	$2.26	$5.24

Weighted-average basic shares outstanding	1,767	1,771	1,768	1,771
Weighted-average diluted shares outstanding	1,771	1,776	1,772	1,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net earnings	$1,781	$3,952	$4,049	$9,373

Foreign currency translation adjustments, net of tax expense (benefit) of $(17) for the three months and $(11) for the nine months ended September 30, 2023 and $(11) for the three months and $(30) for the nine months ended September 30, 2022	(457)	(989)	(279)	(2,043)
Net investment hedging activities, net of tax expense (benefit) of $84 for the three months and $26 for the nine months ended September 30, 2023 and $165 for the three months and $348 for the nine months ended September 30, 2022	302	599	89	1,265
Pension and post-employment benefits, net of tax expense (benefit) of $1 for the three months and $11 for the nine months ended September 30, 2023 and $14 for the three months and $35 for the nine months ended September 30, 2022	2	60	38	136
Cash flow hedging activities, net of tax expense (benefit) of $7 for the three months and $(1) for the nine months ended September 30, 2023 and $14 for the three months and $17 for the nine months ended September 30, 2022	52	83	(2)	98
Other comprehensive loss	(101)	(247)	(154)	(544)
Comprehensive income	1,680	3,705	3,895	8,829
Comprehensive income attributable to noncontrolling interest	3	3	8	10
Comprehensive income attributable to AbbVie Inc.	$1,677	$3,702	$3,887	$8,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and equivalents	$13,287	$9,201
Short-term investments	3	28
Accounts receivable, net	11,412	11,254
Inventories	3,981	3,579
Prepaid expenses and other	4,541	4,401
Total current assets	33,224	28,463

Investments	275	241
Property and equipment, net	4,934	4,935
Intangible assets, net	58,603	67,439
Goodwill	32,091	32,156
Other assets	7,094	5,571
Total assets	$136,221	$138,805

Liabilities and Equity
Current liabilities
Short-term borrowings	$2	$1
Current portion of long-term debt and finance lease obligations	5,113	4,135
Accounts payable and accrued liabilities	29,658	25,402
Total current liabilities	34,773	29,538

Long-term debt and finance lease obligations	55,631	59,135
Deferred income taxes	2,044	2,190
Other long-term liabilities	31,644	30,655

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,822,577,212 shares issued as of September 30, 2023 and 1,813,770,294 as of December 31, 2022	18	18
Common stock held in treasury, at cost, 57,091,177 shares as of September 30, 2023 and 44,589,000 as of December 31, 2022	(6,525)	(4,594)
Additional paid-in capital	20,021	19,245
Retained earnings	933	4,784
Accumulated other comprehensive loss	(2,353)	(2,199)
Total stockholders' equity	12,094	17,254
Noncontrolling interest	35	33
Total equity	12,129	17,287

Total liabilities and equity	$136,221	$138,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at June 30, 2022	1,768	$18	$(4,591)	$18,906	$3,516	$(3,196)	$35	$14,688
Net earnings attributable to AbbVie Inc.	—	—	—	—	3,949	—	—	3,949
Other comprehensive loss, net of tax	—	—	—	—	—	(247)	—	(247)
Dividends declared	—	—	—	—	(2,512)	—	—	(2,512)
Purchases of treasury stock	—	—	(4)	—	—	—	—	(4)
Stock-based compensation plans and other	—	—	5	150	—	—	—	155
Change in noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2022	1,768	$18	$(4,590)	$19,056	$4,953	$(3,443)	$33	$16,027

Balance at June 30, 2023	1,765	$18	$(6,528)	$19,839	$1,789	$(2,252)	$32	$12,898
Net earnings attributable to AbbVie Inc.	—	—	—	—	1,778	—	—	1,778
Other comprehensive loss, net of tax	—	—	—	—	—	(101)	—	(101)
Dividends declared	—	—	—	—	(2,634)	—	—	(2,634)
Purchases of treasury stock	—	—	(4)	—	—	—	—	(4)
Stock-based compensation plans and other	—	—	7	182	—	—	—	189
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at September 30, 2023	1,765	$18	$(6,525)	$20,021	$933	$(2,353)	$35	$12,129

Balance at December 31, 2021	1,768	$18	$(3,143)	$18,305	$3,127	$(2,899)	$28	$15,436
Net earnings attributable to AbbVie Inc.	—	—	—	—	9,363	—	—	9,363
Other comprehensive loss, net of tax	—	—	—	—	—	(544)	—	(544)
Dividends declared	—	—	—	—	(7,537)	—	—	(7,537)
Purchases of treasury stock	(10)	—	(1,483)	—	—	—	—	(1,483)
Stock-based compensation plans and other	10	—	36	751	—	—	—	787
Change in noncontrolling interest	—	—	—	—	—	—	5	5
Balance at September 30, 2022	1,768	$18	$(4,590)	$19,056	$4,953	$(3,443)	$33	$16,027

Balance at December 31, 2022	1,769	$18	$(4,594)	$19,245	$4,784	$(2,199)	$33	$17,287
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,041	—	—	4,041
Other comprehensive loss, net of tax	—	—	—	—	—	(154)	—	(154)
Dividends declared	—	—	—	—	(7,892)	—	—	(7,892)
Purchases of treasury stock	(12)	—	(1,969)	—	—	—	—	(1,969)
Stock-based compensation plans and other	8	—	38	776	—	—	—	814
Change in noncontrolling interest	—	—	—	—	—	—	2	2
Balance at September 30, 2023	1,765	$18	$(6,525)	$20,021	$933	$(2,353)	$35	$12,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in millions) (brackets denote cash outflows)	2023	2022
Cash flows from operating activities
Net earnings	$4,049	$9,373
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	565	582
Amortization of intangible assets	6,057	5,728
Deferred income taxes	(1,498)	(1,415)
Change in fair value of contingent consideration liabilities	3,432	647
Payments of contingent consideration liabilities	(407)	(161)
Stock-based compensation	622	539
Acquired IPR&D and milestones	496	454
Gain on divestitures	—	(172)
Non-cash litigation reserve adjustments, net of cash payments	(205)	2,261
Impairment of intangible assets	2,824	770
Other, net	(219)	(151)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(273)	(1,039)
Inventories	(513)	(516)
Prepaid expenses and other assets	394	(60)
Accounts payable and other liabilities	3,661	491
Income tax assets and liabilities, net	(899)	184
Cash flows from operating activities	18,086	17,515

Cash flows from investing activities
Acquisitions and investments	(670)	(494)
Acquisitions of property and equipment	(572)	(482)
Purchases of investment securities	(43)	(1,428)
Sales and maturities of investment securities	41	1,460
Other, net	35	769
Cash flows from investing activities	(1,209)	(175)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,000
Repayments of long-term debt and finance lease obligations	(2,355)	(7,582)
Dividends paid	(7,913)	(7,537)
Purchases of treasury stock	(1,969)	(1,483)
Proceeds from the exercise of stock options	149	209
Payments of contingent consideration liabilities	(735)	(817)
Other, net	50	41
Cash flows from financing activities	(12,773)	(15,169)
Effect of exchange rate changes on cash and equivalents	(18)	(85)
Net change in cash and equivalents	4,086	2,086
Cash and equivalents, beginning of period	9,201	9,746

Cash and equivalents, end of period	$13,287	$11,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

2023 Form 10-Q |	5

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
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Interest expense	$555	$560	$1,660	$1,664
Interest income	(157)	(63)	(354)	(96)
Interest expense, net	$398	$497	$1,306	$1,568
Inventories

(in millions)	September 30, 2023	December 31, 2022
Finished goods	$1,035	$1,162
Work-in-process	1,690	1,417
Raw materials	1,256	1,000
Inventories	$3,981	$3,579
Property and Equipment, Net

(in millions)	September 30, 2023	December 31, 2022
Property and equipment, gross	$11,374	$10,986
Accumulated depreciation	(6,440)	(6,051)
Property and equipment, net	$4,934	$4,935
Depreciation expense was $196 million for the three months and $565 million for the nine months ended September 30, 2023 and $181 million for the three months and $582 million for the nine months ended September 30, 2022.

2023 Form 10-Q |	6

Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Basic EPS
Net earnings attributable to AbbVie Inc.	$1,778	$3,949	$4,041	$9,363
Earnings allocated to participating securities	11	18	32	43
Earnings available to common shareholders	$1,767	$3,931	$4,009	$9,320
Weighted-average basic shares outstanding	1,767	1,771	1,768	1,771
Basic earnings per share attributable to AbbVie Inc.	$1.00	$2.22	$2.27	$5.26

Diluted EPS
Net earnings attributable to AbbVie Inc.	$1,778	$3,949	$4,041	$9,363
Earnings allocated to participating securities	11	18	32	43
Earnings available to common shareholders	$1,767	$3,931	$4,009	$9,320
Weighted-average shares of common stock outstanding	1,767	1,771	1,768	1,771
Effect of dilutive securities	4	5	4	6
Weighted-average diluted shares outstanding	1,771	1,776	1,772	1,777
Diluted earnings per share attributable to AbbVie Inc.	$1.00	$2.21	$2.26	$5.24
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Other Licensing & Acquisitions Activity
Cash outflows related to acquisitions and investments totaled $670 million for the nine months ended September 30, 2023 and $494 million for the nine months ended September 30, 2022. AbbVie recorded acquired IPR&D and milestones expense of $66 million for the three months and $496 million for the nine months ended September 30, 2023 and $40 million for the three months and $454 million for the nine months ended September 30, 2022.
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
Other Arrangements
AbbVie entered into several other arrangements resulting in charges related to upfront payments of $44 million for the three months and $396 million for the nine months ended September 30, 2023 and $40 million for the three months and $262 million for the nine months ended September 30, 2022. Acquired IPR&D and milestones expense also included development milestones of $22 million for the three months and $100 million for the nine months ended September 30, 2023 and $62 million for the nine months ended September 30, 2022. There were no development milestones for the three months ended September 30, 2022.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended September 30, 2023 and 2022.
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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
United States - Janssen's share of profits (included in cost of products sold)	$316	$398	$925	$1,210
International - AbbVie's share of profits (included in net revenues)	230	286	711	868
Global - AbbVie's share of other costs (included in respective line items)	59	63	171	196
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $253 million at September 30, 2023 and $295 million at December 31, 2022. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $308 million at September 30, 2023 and $379 million at December 31, 2022.
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
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Genentech's share of profits, including royalties (included in cost of products sold)	$225	$204	$641	$578
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	13	10	32	27
AbbVie's share of development costs (included in R&D)	24	29	82	87

Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2022	$32,156
Foreign currency translation adjustments	(65)
Balance as of September 30, 2023	$32,091
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of September 30, 2023, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	September 30, 2023			December 31, 2022
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$76,526	$(21,170)	$55,356	$87,698	$(25,003)	$62,695
License agreements	8,261	(5,299)	2,962	8,474	(4,642)	3,832
Total definite-lived intangible assets	84,787	(26,469)	58,318	96,172	(29,645)	66,527
Indefinite-lived intangible assets	285	—	285	912	—	912
Total intangible assets, net	$85,072	$(26,469)	$58,603	$97,084	$(29,645)	$67,439
Definite-Lived Intangible Assets
Amortization expense was $2.0 billion for the three months and $6.1 billion for the nine months ended September 30, 2023 and $2.0 billion for the three months and $5.7 billion for the nine months ended September 30, 2022. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
In August 2023, as part of the Inflation Reduction Act (IRA) of 2022, the company’s oncology product Imbruvica sold in the United States (U.S.) was included on the list of products selected for negotiation by the Centers for Medicare & Medicaid Services. The selection resulted in a significant decrease in the estimated future cash flows for the product and represented a triggering event

2023 Form 10-Q |	9

which required the company to evaluate the underlying definite lived-intangible asset for impairment. The company utilized a discounted cash flow analysis to determine the fair value of $1.9 billion, which was lower than the carrying value of $4.0 billion and resulted in a partial impairment of both the gross and net carrying amount as of August 29, 2023. Based on the revised cash flows, the company recorded a pre-tax impairment charge of $2.1 billion to cost of products sold in the condensed consolidated statement of earnings for the third quarter of 2023. The fair value measurement was based on Level 3 inputs including estimated net revenues, cost of products sold, R&D costs, selling and marketing costs and discount rate. The remaining intangible asset carrying value related to Imbruvica in the U.S. totaled $1.8 billion as of September 30, 2023.
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
Note 7 Integration and Restructuring Plans

Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization and incurred total cumulative charges of $2.5 billion through September 30, 2023. These costs consist of severance and employee benefit costs (cash severance, non-cash severance including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.
The following table summarizes the charges (benefits) associated with the Allergan acquisition integration plan:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Cost of products sold	$20	$24	$66	$81
Research and development	1	4	2	14
Selling, general and administrative	39	88	134	234
Total charges	$60	$116	$202	$329
The following table summarizes the cash activity in the recorded liability associated with the Allergan integration plan for the nine months ended September 30, 2023:

(in millions)
Accrued balance as of December 31, 2022	$107
Charges	192
Payments and other adjustments	(258)
Accrued balance as of September 30, 2023	$41

2023 Form 10-Q |	10

Other Restructuring
AbbVie recorded restructuring charges of $10 million for the three months and $55 million for the nine months ended September 30, 2023 and $50 million for the three months and $143 million for the nine months ended September 30, 2022.
The following table summarizes the cash activity in the restructuring reserve for the nine months ended September 30, 2023:

(in millions)
Accrued balance as of December 31, 2022	$176
Restructuring charges	31
Payments and other adjustments	(64)
Accrued balance as of September 30, 2023	$143
Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $2.5 billion at September 30, 2023 and $1.7 billion at December 31, 2022, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of September 30, 2023 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
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
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $6.8 billion at September 30, 2023 and $6.5 billion at December 31, 2022.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €5.4 billion at September 30, 2023 and €5.9 billion at December 31, 2022. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €4.9 billion, SEK1.4 billion, CAD750 million and CHF50 million at September 30, 2023 and €4.3 billion, SEK2.0 billion, CAD750 million and CHF90 million at December 31, 2022. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI

2023 Form 10-Q |	11

and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $5.0 billion at September 30, 2023 and $4.5 billion at December 31, 2022. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2023 Form 10-Q |	12

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	September 30, 2023	December 31, 2022	Balance sheet caption	September 30, 2023	December 31, 2022
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$90	$49	Accounts payable and accrued liabilities	$3	$8
Designated as cash flow hedges	Other assets	—	1	Other long-term liabilities	—	—
Designated as net investment hedges	Prepaid expenses and other	32	6	Accounts payable and accrued liabilities	29	36
Designated as net investment hedges	Other assets	157	74	Other long-term liabilities	9	47
Not designated as hedges	Prepaid expenses and other	30	33	Accounts payable and accrued liabilities	49	41
Cross-currency swap contracts
Designated as cash flow hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	5	—
Interest rate swap contracts
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	2	17
Designated as fair value hedges	Other assets	—	—	Other long-term liabilities	434	375
Total derivatives		$309	$163		$531	$524
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Foreign currency forward exchange contracts
Designated as cash flow hedges	$76	$124	$81	$171
Designated as net investment hedges	241	362	153	748
Cross-currency swap contracts designated as cash flow hedges	(14)	—	(5)	—
Interest rate swap contracts designated as cash flow hedges	—	—	—	6
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $74 million into cost of products sold for foreign currency cash flow hedges, pre-tax gains of $1 million into net foreign exchange loss for cross-currency swap cash flow hedges and pre-tax gains of $24 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive loss pre-tax gains of $173 million for the three months and pre-tax gains of $47 million for the nine months ended September 30, 2023 and pre-tax gains of $431 million for the three months and pre-tax gains of $932 million for the nine months ended September 30, 2022.

2023 Form 10-Q |	13

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Statement of earnings caption	2023	2022	2023	2022
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$11	$21	$67	$47
Designated as net investment hedges	Interest expense, net	28	29	85	67
Not designated as hedges	Net foreign exchange loss	(41)	(121)	(7)	(285)
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	6	18	18
Cross-currency swap contracts designated as cash flow hedges	Net foreign exchange loss	(14)	—	(6)	—
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	—	—	—	(3)
Designated as fair value hedges	Interest expense, net	(58)	(141)	(44)	(424)
Debt designated as hedged item in fair value hedges	Interest expense, net	58	141	44	424
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
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2023:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$13,287	$5,531	$7,756	$—
Money market funds and time deposits	10	—	10	—
Debt securities	28	—	28	—
Equity securities	109	86	23	—
Foreign currency contracts	309	—	309	—
Total assets	$13,743	$5,617	$8,126	$—
Liabilities
Interest rate swap contracts	$436	$—	$436	$—
Cross-currency swap contracts	5	—	5	—
Foreign currency contracts	90	—	90	—
Contingent consideration	18,674	—	—	18,674
Total liabilities	$19,205	$—	$531	$18,674

2023 Form 10-Q |	14

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
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	September 30, 2023		December 31, 2022
(in millions)	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	5.3% - 6.1%	5.5%	4.7%- 5.1%	4.8%
Probability of payment for unachieved milestones	100% - 100%	100%	100% - 100%	100%
Probability of payment for royalties by indication(b)	89% - 100%	99%	56% - 100%	99%
Projected year of payments	2023 - 2034	2027	2023 - 2034	2028
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excluding approved indications, the estimated probability of payment was 89% at September 30, 2023 and 56% at December 31, 2022.

2023 Form 10-Q |	15

There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Nine months ended September 30,
(in millions)	2023	2022
Beginning balance	$16,384	$14,887
Change in fair value recognized in net earnings	3,432	647
Payments	(1,142)	(978)
Ending balance	$18,674	$14,556
The change in fair value recognized in net earnings is recorded in other expense (income), net in the condensed consolidated statements of earnings. Contingent consideration payments of amounts up to the initial acquisition date fair value are classified as cash outflows from financing activities and payments of amounts in excess of the initial acquisition date fair value are classified as cash outflows from operating activities in the condensed consolidated statements of cash flows.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of September 30, 2023 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$2	$2	$—	$2	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	5,113	5,041	4,763	278	—
Long-term debt and finance lease obligations, excluding fair value hedges	56,035	49,633	49,124	509	—
Total liabilities	$61,150	$54,676	$53,887	$789	$—
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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $131 million as of September 30, 2023 and $129 million as of December 31, 2022. No significant cumulative upward or downward adjustments have been recorded for these investments as of September 30, 2023.

2023 Form 10-Q |	16

Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 81% as of September 30, 2023 and 82% as of December 31, 2022, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.
Humira (adalimumab) is AbbVie’s single largest product and accounted for approximately 28% of AbbVie’s total net revenues for the nine months ended September 30, 2023 and 36% for the nine months ended September 30, 2022.
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
Short-Term Borrowings
In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At September 30, 2023, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of September 30, 2023 and December 31, 2022.
Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$68	$113	$203	$342	$9	$13	$27	$38
Interest cost	108	74	324	223	9	6	28	18
Expected return on plan assets	(181)	(177)	(543)	(536)	—	—	—	—
Amortization of prior service cost (credit)	—	1	1	2	(9)	(10)	(27)	(29)
Amortization of actuarial loss	4	57	12	173	3	7	9	20
Net periodic benefit cost (credit)	$(1)	$68	$(3)	$204	$12	$16	$37	$47
The components of net periodic benefit cost other than service cost are included in other expense (income), net in the condensed consolidated statements of earnings.

2023 Form 10-Q |	17

Note 10 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the AbbVie Amended and Restated 2013 Incentive Stock Program and is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Cost of products sold	$9	$8	$38	$33
Research and development	53	47	227	194
Selling, general and administrative	68	71	357	312
Pre-tax compensation expense	130	126	622	539
Tax benefit	(26)	(25)	(111)	(102)
After-tax compensation expense	$104	$101	$511	$437
Stock Options
During the nine months ended September 30, 2023, primarily in connection with the company's annual grant, AbbVie granted 0.6 million stock options with a weighted-average grant-date fair value of $29.89. As of September 30, 2023, $7 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the nine months ended September 30, 2023, primarily in connection with the company's annual grant, AbbVie granted 5.8 million RSUs and performance shares with a weighted-average grant-date fair value of $149.59. As of September 30, 2023, $692 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2023 and 2022:

2023			2022
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/26/23	02/15/24	$1.55	10/28/22	02/15/23	$1.48
09/08/23	11/15/23	$1.48	09/09/22	11/15/22	$1.41
06/22/23	08/15/23	$1.48	06/23/22	08/15/22	$1.41
02/16/23	05/15/23	$1.48	02/17/22	05/16/22	$1.41
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
On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 10 million shares for $1.6 billion during the nine months ended September 30, 2023 and 8 million shares for $1.1 billion during the nine months ended September 30, 2022. AbbVie's remaining stock repurchase authorization was approximately $4.8 billion as of September 30, 2023.

2023 Form 10-Q |	18

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2023:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2022	$(1,513)	$464	$(1,458)	$308	$(2,199)
Other comprehensive income (loss) before reclassifications	(279)	156	43	61	(19)
Net gains reclassified from accumulated other comprehensive loss	—	(67)	(5)	(63)	(135)
Net current-period other comprehensive income (loss)	(279)	89	38	(2)	(154)
Balance as of September 30, 2023	$(1,792)	$553	$(1,420)	$306	$(2,353)
Other comprehensive loss for the nine months ended September 30, 2023 included foreign currency translation adjustments totaling a loss of $279 million principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling a gain of $89 million.
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
Other comprehensive loss for the nine months ended September 30, 2022 included foreign currency translation adjustments totaling a loss of $2.0 billion principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling a gain of $1.3 billion.

2023 Form 10-Q |	19

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
(in millions) (brackets denote gains)	2023	2022	2023	2022
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(28)	$(29)	$(85)	$(67)
Tax expense	6	6	18	14
Total reclassifications, net of tax	$(22)	$(23)	$(67)	$(53)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$(2)	$55	$(5)	$166
Tax benefit	—	(12)	—	(36)
Total reclassifications, net of tax	$(2)	$43	$(5)	$130
Cash flow hedging activities
Gains on foreign currency forward exchange contracts(c)	$(11)	$(21)	$(67)	$(47)
Gains on treasury rate lock agreements(a)	(6)	(6)	(18)	(18)
Losses on cross-currency swap contracts(d)	14	—	6	—
Losses on interest rate swap contracts(a)	—	—	—	3
Tax expense	2	4	16	9
Total reclassifications, net of tax	$(1)	$(23)	$(63)	$(53)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
(d) Amounts are included in net foreign exchange loss (see Note 8).
Note 11 Income Taxes

The effective tax rate was 9% for the three months and 20% for the nine months ended September 30, 2023 compared to 10% for the three months and 11% for the nine months ended September 30, 2022. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States and business development activities. The effective tax rate for the nine months ended September 30, 2023 and September 30, 2022 and the three months ended September 30, 2022 were also impacted by changes in fair value of contingent consideration. The increase in the effective tax rate for the nine months ended September 30, 2023 over the prior year was primarily due to changes in fair value of contingent consideration.
Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitations, it is reasonably possible the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $620 million.

2023 Form 10-Q |	20

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
Antitrust Litigation
Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits pending in federal court consist of six individual plaintiff lawsuits and a certified class action by Niaspan direct purchasers. The cases are pending in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pre-trial proceedings under the MDL Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. In October 2016, the Orange County, California District Attorney’s Office filed a lawsuit on behalf of the State of California regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees.
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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 610 lawsuits are pending against Allergan in federal and state courts. Most of the federal court lawsuits are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 160 of the lawsuits are pending in various state courts. The plaintiffs in these lawsuits, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 610 lawsuits, approximately 195 of them are brought by states, counties, cities, and other municipal entities. Three other lawsuits are brought by 3 Native American Tribes. AbbVie recorded a charge of $2.1 billion to selling, general and administrative expense in the consolidated statement of earnings in the second quarter of 2022 related to its settlement of over 2,500 lawsuits by states, counties, cities, other municipal entities, and Native American

2023 Form 10-Q |	21

tribes. Approximately 160 of the remaining 198 such lawsuits are in the process of being dismissed with prejudice pursuant to that settlement.
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
In 2018, a qui tam lawsuit, U.S. ex rel. Silbersher v. Allergan Inc., et al., was filed in the United States District Court for the Northern District of California against several Allergan entities and others, alleging that their conduct before the U.S. Patent Office resulted in false claims for payment being made to federal and state healthcare payors for Namenda XR and Namzaric. The plaintiff-relator sought damages and attorneys' fees under the federal False Claims Act and state law analogues. The federal government and state governments declined to intervene in the lawsuit. In March 2023, the court granted Allergan’s motion to dismiss, dismissing plaintiff-relator’s federal law claims with prejudice and state law claims without prejudice. The plaintiff-relator is appealing the court’s motion to dismiss ruling.
Intellectual Property Litigation
AbbVie Inc. is seeking to enforce patent rights relating to venetoclax (a drug sold under the trademark Venclexta). Litigation was filed in the United States District Court for the District of Delaware in July 2020 against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc.; and Alembic Pharmaceuticals Ltd., Alembic Pharmaceuticals, Inc., and Alembic Global Holdings SA. AbbVie alleges defendants’ proposed generic venetoclax products infringe certain patents and seeks declaratory and injunctive relief. Genentech, Inc., which is in a global collaboration with AbbVie concerning the development and marketing of Venclexta, is the co-plaintiff in this suit.

2023 Form 10-Q |	22

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
The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2023	2022	2023	2022
Immunology
Humira	United States	$3,020	$4,956	$9,420	$13,613
	International	527	603	1,680	2,045
	Total	$3,547	$5,559	$11,100	$15,658
Skyrizi	United States	$1,875	$1,221	$4,648	$3,081
	International	251	176	721	508
	Total	$2,126	$1,397	$5,369	$3,589
Rinvoq	United States	$801	$505	$1,895	$1,228
	International	309	190	819	524
	Total	$1,110	$695	$2,714	$1,752
Oncology
Imbruvica	United States	$678	$849	$1,982	$2,585
	Collaboration revenues	230	286	711	868
	Total	$908	$1,135	$2,693	$3,453
Venclexta	United States	$281	$259	$811	$740
	International	309	256	888	753
	Total	$590	$515	$1,699	$1,493
Epkinly	Collaboration revenues	$14	$—	$14	$—
Aesthetics
Botox Cosmetic	United States	$388	$370	$1,217	$1,232
	International	232	267	747	741
	Total	$620	$637	$1,964	$1,973
Juvederm Collection	United States	$116	$125	$363	$420
	International	205	227	681	686
	Total	$321	$352	$1,044	$1,106
Other Aesthetics	United States	$255	$265	$785	$837
	International	43	47	130	130
	Total	$298	$312	$915	$967
Neuroscience
Botox Therapeutic	United States	$626	$584	$1,827	$1,641
	International	122	115	388	350
	Total	$748	$699	$2,215	$1,991
Vraylar	United States	$750	$554	$1,967	$1,473
	International	1	—	3	—
	Total	$751	$554	$1,970	$1,473
Duodopa	United States	$25	$22	$74	$72
	International	93	88	279	279
	Total	$118	$110	$353	$351
Ubrelvy	United States	$230	$160	$574	$483
	International	3	—	7	—
	Total	$233	$160	$581	$483

2023 Form 10-Q |	23

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2023	2022	2023	2022
Qulipta	United States	$131	$62	$292	$106
	International	1	—	2	—
	Total	$132	$62	$294	$106
Other Neuroscience	United States	$55	$82	$195	$400
	International	6	5	15	14
	Total	$61	$87	$210	$414
Eye Care
Ozurdex	United States	$34	$35	$107	$104
	International	86	71	247	219
	Total	$120	$106	$354	$323
Lumigan/Ganfort	United States	$28	$59	$142	$186
	International	63	62	198	205
	Total	$91	$121	$340	$391
Alphagan/Combigan	United States	$30	$37	$90	$161
	International	40	36	116	111
	Total	$70	$73	$206	$272
Restasis	United States	$104	$132	$265	$518
	International	13	10	43	38
	Total	$117	$142	$308	$556
Other Eye Care	United States	$114	$99	$334	$296
	International	93	82	288	273
	Total	$207	$181	$622	$569
Other Key Products
Mavyret	United States	$167	$190	$531	$562
	International	203	193	590	599
	Total	$370	$383	$1,121	$1,161
Creon	United States	$305	$336	$892	$941
Linzess/Constella	United States	$279	$262	$799	$742
	International	9	9	26	24
	Total	$288	$271	$825	$766
All other		$782	$925	$2,214	$3,145
Total net revenues		$13,927	$14,812	$40,017	$42,933

2023 Form 10-Q |	24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of September 30, 2023 and December 31, 2022 and the results of operations for the three and nine months ended September 30, 2023 and 2022. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
Financial Results
The company's financial performance for the nine months ended September 30, 2023 included delivering worldwide net revenues of $40.0 billion, operating earnings of $9.6 billion, diluted earnings per share of $2.26 and cash flows from operations of $18.1 billion. Worldwide net revenues decreased 7% on a reported basis and 6% on a constant currency basis.
Diluted earnings per share was $2.26 for the nine months ended September 30, 2023 and included the following after-tax costs: (i) $5.1 billion related to the amortization of intangible assets; (ii) $3.3 billion for the change in fair value of contingent consideration liabilities; and (iii) $2.3 billion related to intangible asset impairment. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
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

2023 Form 10-Q |	25

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

•In August 2023, AbbVie initiated its Phase 3 Select-SLE study to evaluate Rinvoq in moderate to severe systemic Lupus Erythematosus.

•In October 2023, AbbVie announced that its Phase 2b study evaluating Rinvoq in adults with non-segmental Vitiligo met the primary endpoint. Based on these data, AbbVie is advancing the program to Phase 3.

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
•In August 2023, AbbVie submitted regulatory applications to FDA and EMA for Skyrizi for the treatment of adults with moderately to severely active ulcerative colitis.
•In September 2023, AbbVie announced results from the head-to-head Phase 3 SEQUENCE study that evaluated the efficacy and safety of Skyrizi compared to Stelara among adult patients with moderately to severely active Crohn’s disease. In the study, Skyrizi met both primary endpoints at week 24 and achieved superiority of endoscopic remission at week 48 versus Stelara. In addition, all secondary endpoints achieved statistical significance for superiority versus Stelara. Skyrizi was well-tolerated with no new safety signals identified.
Oncology
Epkinly
•In March 2023, AbbVie initiated a Phase 3 clinical trial to evaluate epcoritamab in combination with R-CHOP compared to R-CHOP in patients with newly diagnosed diffuse large B-cell lymphoma (DLBCL).

2023 Form 10-Q |	26

•In May 2023, AbbVie announced that the FDA approved Epkinly (epcoritamab) as the first and only bispecific antibody to treat adult patients with relapsed or refractory (R/R) DLBCL.
•In September 2023, AbbVie announced that the EC approved Tepkinly (epcoritamab) for adults with R/R DLBCL after two or more lines of systemic therapy.
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
Venclexta
•In September 2023, AbbVie announced top-line results from the Phase 3 CANOVA study evaluating the safety and efficacy of Venclexta plus dexamethasone (VenDex) for patients with t(11;14)-positive relapsed or refractory (R/R) multiple myeloma who have received two or more prior treatments. The data did not demonstrate that the treatment combination significantly improved progression-free survival (PFS), the primary endpoint of the trial. Patients receiving VenDex showed improvement in median PFS with the combination of study comparator pomalidomide and dexamethasone (PomDex); however, the results did not reach statistical significance. The company plans to discuss the data with health authorities in the near future to further understand the potential of Venclexta as a biomarker-driven therapy in multiple myeloma.
Aesthetics
Juvederm Collection
•In May 2023, AbbVie announced that the FDA approved Skinvive by Juvederm to improve skin smoothness of the cheeks in adults over the age of 21.
Botox Cosmetic
•In September 2023, AbbVie announced positive top-line results from the second of three Phase 3 clinical studies evaluating Botox Cosmetic for the treatment of moderate to severe platysma prominence associated with platysma muscle activity. All primary and secondary endpoints were met in the second Phase 3 study and results were consistent with findings from the first Phase 3 study. A Phase 3 open-label extension study is ongoing, with results expected later this year. The company plans to include data from the full Phase 3 study program as part of an upcoming FDA regulatory submission expected near the end of the year.
BoNT/E
•In October 2023, AbbVie announced positive top-line results from two pivotal Phase 3 clinical studies evaluating trenibotulinumtoxinE (BoNT/E) for the treatment of moderate to severe glabellar lines. All primary and secondary endpoints were met for both Phase 3 studies and results support BoNT/E as a novel botulinum neurotoxin serotype E characterized by a rapid onset of action as early as 8 hours after administration and short duration of effect within 2-3 weeks.

2023 Form 10-Q |	27

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
•In August 2023, AbbVie announced that the EC approved Aquipta (Qulipta) for the preventive treatment of migraine in adults who have four or more migraine days per month.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

2023 Form 10-Q |	28

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

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2023	2022			2023	2022
United States	$10,852	$11,763	(7.7)%	(7.7)%	$30,773	$33,521	(8.2)%	(8.2)%
International	3,075	3,049	0.8%	1.4%	9,244	9,412	(1.8)%	1.6%
Net revenues	$13,927	$14,812	(6.0)%	(5.8)%	$40,017	$42,933	(6.8)%	(6.0)%

2023 Form 10-Q |	29

The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2023	2022			2023	2022
Immunology
Humira	United States	$3,020	$4,956	(39.1)%	(39.1)%	$9,420	$13,613	(30.8)%	(30.8)%
	International	527	603	(12.6)%	(12.2)%	1,680	2,045	(17.9)%	(14.8)%
	Total	$3,547	$5,559	(36.2)%	(36.2)%	$11,100	$15,658	(29.1)%	(28.7)%
Skyrizi	United States	$1,875	$1,221	53.5%	53.5%	$4,648	$3,081	50.9%	50.9%
	International	251	176	42.5%	40.7%	721	508	41.8%	45.5%
	Total	$2,126	$1,397	52.1%	51.9%	$5,369	$3,589	49.6%	50.1%
Rinvoq	United States	$801	$505	59.0%	59.0%	$1,895	$1,228	54.4%	54.4%
	International	309	190	61.8%	61.2%	819	524	56.1%	61.0%
	Total	$1,110	$695	59.8%	59.6%	$2,714	$1,752	54.9%	56.4%
Oncology
Imbruvica	United States	$678	$849	(20.2)%	(20.2)%	$1,982	$2,585	(23.4)%	(23.4)%
	Collaboration revenues	230	286	(19.6)%	(19.6)%	711	868	(18.0)%	(18.0)%
	Total	$908	$1,135	(20.0)%	(20.0)%	$2,693	$3,453	(22.0)%	(22.0)%
Venclexta	United States	$281	$259	8.1%	8.1%	$811	$740	9.4%	9.4%
	International	309	256	21.1%	19.9%	888	753	18.1%	21.4%
	Total	$590	$515	14.6%	14.0%	$1,699	$1,493	13.8%	15.5%
Epkinly	Collaboration revenues	$14	$—	n/m	n/m	$14	$—	n/m	n/m
Aesthetics
Botox Cosmetic	United States	$388	$370	5.0%	5.0%	$1,217	$1,232	(1.1)%	(1.1)%
	International	232	267	(13.3)%	(10.9)%	747	741	0.7%	6.0%
	Total	$620	$637	(2.7)%	(1.7)%	$1,964	$1,973	(0.4)%	1.6%
Juvederm Collection	United States	$116	$125	(6.4)%	(6.4)%	$363	$420	(13.3)%	(13.3)%
	International	205	227	(9.8)%	(8.7)%	681	686	(0.8)%	4.5%
	Total	$321	$352	(8.6)%	(7.9)%	$1,044	$1,106	(5.6)%	(2.3)%
Other Aesthetics	United States	$255	$265	(4.0)%	(4.0)%	$785	$837	(6.3)%	(6.3)%
	International	43	47	(8.1)%	(7.0)%	130	130	0.5%	5.4%
	Total	$298	$312	(4.6)%	(4.4)%	$915	$967	(5.4)%	(4.7)%
Neuroscience
Botox Therapeutic	United States	$626	$584	7.2%	7.2%	$1,827	$1,641	11.3%	11.3%
	International	122	115	6.5%	8.6%	388	350	10.9%	16.6%
	Total	$748	$699	7.1%	7.4%	$2,215	$1,991	11.3%	12.3%
Vraylar	United States	$750	$554	35.2%	35.2%	$1,967	$1,473	33.6%	33.6%
	International	1	—	>100.0%	>100.0%	3	—	>100.0%	>100.0%
	Total	$751	$554	35.4%	35.4%	$1,970	$1,473	33.7%	33.7%
Duodopa	United States	$25	$22	10.6%	10.6%	$74	$72	2.8%	2.8%
	International	93	88	6.6%	2.3%	279	279	—%	1.1%
	Total	$118	$110	7.4%	4.0%	$353	$351	0.6%	1.5%
Ubrelvy	United States	$230	$160	43.7%	43.7%	$574	$483	18.8%	18.8%
	International	3	—	>100.0%	>100.0%	7	—	>100.0%	>100.0%
	Total	$233	$160	45.6%	45.6%	$581	$483	20.3%	20.3%
Qulipta	United States	$131	$62	>100.0%	>100.0%	$292	$106	>100.0%	>100.0%
	International	1	—	n/m	n/m	2	—	n/m	n/m
	Total	$132	$62	>100.0%	>100.0%	$294	$106	>100.0%	>100.0%

2023 Form 10-Q |	30

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2023	2022			2023	2022
Other Neuroscience	United States	$55	$82	(31.9)%	(31.9)%	$195	$400	(51.3)%	(51.3)%
	International	6	5	6.2%	9.6%	15	14	6.4%	11.8%
	Total	$61	$87	(29.9)%	(29.7)%	$210	$414	(49.3)%	(49.1)%
Eye Care
Ozurdex	United States	$34	$35	(4.5)%	(4.5)%	$107	$104	2.6%	2.6%
	International	86	71	22.3%	21.7%	247	219	13.1%	16.1%
	Total	$120	$106	13.2%	12.8%	$354	$323	9.7%	11.7%
Lumigan/Ganfort	United States	$28	$59	(53.0)%	(53.0)%	$142	$186	(23.6)%	(23.6)%
	International	63	62	2.7%	1.4%	198	205	(3.1)%	(0.9)%
	Total	$91	$121	(24.8)%	(25.5)%	$340	$391	(12.9)%	(11.8)%
Alphagan/Combigan	United States	$30	$37	(16.0)%	(16.0)%	$90	$161	(43.5)%	(43.5)%
	International	40	36	10.1%	17.3%	116	111	4.2%	10.6%
	Total	$70	$73	(3.1)%	0.4%	$206	$272	(24.0)%	(21.4)%
Restasis	United States	$104	$132	(20.7)%	(20.7)%	$265	$518	(48.8)%	(48.8)%
	International	13	10	35.0%	42.1%	43	38	14.2%	20.1%
	Total	$117	$142	(17.0)%	(16.5)%	$308	$556	(44.5)%	(44.1)%
Other Eye Care	United States	$114	$99	16.3%	16.3%	$334	$296	13.0%	13.0%
	International	93	82	11.9%	12.0%	288	273	5.1%	8.6%
	Total	$207	$181	14.2%	14.2%	$622	$569	9.2%	10.9%
Other Key Products
Mavyret	United States	$167	$190	(12.3)%	(12.3)%	$531	$562	(5.6)%	(5.6)%
	International	203	193	5.2%	5.8%	590	599	(1.5)%	1.8%
	Total	$370	$383	(3.5)%	(3.2)%	$1,121	$1,161	(3.5)%	(1.8)%
Creon	United States	$305	$336	(9.1)%	(9.1)%	$892	$941	(5.2)%	(5.2)%
Linzess/Constella	United States	$279	$262	6.8%	6.8%	$799	$742	7.7%	7.7%
	International	9	9	(11.1)%	(13.0)%	26	24	7.0%	9.3%
	Total	$288	$271	6.2%	6.1%	$825	$766	7.7%	7.8%
All other		$782	$925	(15.5)%	(14.1)%	$2,214	$3,145	(29.6)%	(28.5)%
Total net revenues		$13,927	$14,812	(6.0)%	(5.8)%	$40,017	$42,933	(6.8)%	(6.0)%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales decreased 36% for the three months and 29% for the nine months ended September 30, 2023. In the United States, Humira sales decreased 39% for the three months and 31% for the nine months ended September 30, 2023 primarily driven by direct biosimilar competition following the loss of exclusivity on January 31, 2023. Internationally, Humira revenues decreased 12% for the three months and 15% for the nine months ended September 30, 2023 primarily driven by the continued impact of direct biosimilar competition. AbbVie continues to pursue strategies to maintain broad formulary access of Humira and manage the impact of biosimilar erosion.
Net revenues for Skyrizi increased 52% for the three months and 50% for the nine months ended September 30, 2023 primarily driven by continued strong volume and market share uptake as well as market growth across all indications, partially offset by unfavorable pricing.
Net revenues for Rinvoq increased 60% for the three months and 56% for the nine months ended September 30, 2023 primarily driven by continued strong volume and market share uptake as well as market growth across all indications, partially offset by unfavorable pricing.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 20% for the three months and 22% for the nine months ended September 30, 2023 primarily driven by decreased demand and lower market share in the United States as well as decreased collaboration revenues.

2023 Form 10-Q |	31

Net revenues for Venclexta increased 14% for the three months and 15% for the nine months ended September 30, 2023. In the United States, net revenues increased 8% for the three months and 9% for the nine months ended September 30, 2023 primarily driven by market growth across all indications and favorable pricing. Internationally, net revenues increased 20% for the three months and 21% for the nine months ended September 30, 2023 primarily driven by market growth across all indications as well as continued market share uptake.
Net revenues for Botox Cosmetic decreased 2% for the three months and increased 2% for the nine months ended September 30, 2023. In the United States, Botox Cosmetic net revenues increased 5% for the three months ended September 30, 2023 primarily driven by increased consumer demand due to a recovery in the toxin market. Internationally, Botox Cosmetic net revenues decreased 11% for the three months ended September 30, 2023 primarily driven by decreased consumer demand due to economic weakening and the timing of shipments in the prior year. International net revenues increased 6% for the nine months ended September 30, 2023 primarily driven by recovery from COVID-19 in China, partially offset by economic weakening during the third quarter and the timing of shipments in the prior year.
Net revenues for Juvederm Collection decreased 8% for the three months ended September 30, 2023 and 2% for the nine months ended September 30, 2023. In the United States, Juvederm Collection net revenues decreased 6% for the three months and 13% for the nine months ended September 30, 2023 primarily driven by decreased consumer demand due to economic pressures, partially offset by new product launches. Internationally, Juvederm Collection net revenues decreased 9% for the three months ended September 30, 2023 primarily driven by decreased consumer demand due to economic weakening and the timing of shipments in the prior year. International net revenues increased 5% for the nine months ended September 30, 2023 primarily driven by recovery from COVID-19 in China, partially offset by economic weakening in the third quarter and the timing of shipments in the prior year.
Net revenues for Botox Therapeutic increased 7% for the three months and 12% for the nine months ended September 30, 2023 primarily driven by market growth as well as market share uptake.
Net revenues for Vraylar increased 35% for the three months and 34% for the nine months ended September 30, 2023 primarily driven by continued volume and market share uptake as well as market growth. Net revenues for the nine months ended September 30, 2023 were also favorably impacted by the regulatory approval of Vraylar as an adjunctive therapy to antidepressants for the treatment of major depressive disorder in adults.
Net revenues for Ubrelvy increased 46% for the three months and 20% for the nine months ended September 30, 2023 primarily driven by continued volume and market share uptake as well as market growth.
Net revenues for Qulipta increased greater than 100% for the three and nine months ended September 30, 2023 primarily driven by continued strong volume and market share uptake as well as market growth. Net revenues for the three months ended September 30, 2023 were also favorably impacted by the recent regulatory approval of Qulipta for the preventative treatment of chronic migraine in adults.
Gross Margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	% change	2023	2022	% change
Gross margin	$7,442	$9,790	(24)%	$25,306	$29,689	(15)%
as a % of net revenues	53%	66%		63%	69%
Gross margin as a percentage of net revenues decreased for the three and nine months ended September 30, 2023 compared to the prior year. Gross margin percentage for the three and nine months ended September 30, 2023 was unfavorably impacted by an intangible asset impairment charge of $2.1 billion related to Imbruvica, higher amortization of intangibles and changes in product mix, partially offset by the favorable impact of tax law changes in Puerto Rico.
Selling, General and Administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	% change	2023	2022	% change
Selling, general and administrative	$3,372	$3,304	2%	$9,679	$11,843	(18)%
as a % of net revenues	24%	22%		24%	28%
SG&A expenses as a percentage of net revenues increased for the three months and decreased for the nine months ended September 30, 2023 compared to the prior year. SG&A expense percentage for the three months ended September 30, 2023 was

2023 Form 10-Q |	32

unfavorably impacted by increased brand investments and lower net revenues primarily driven by the Humira loss of exclusivity in the United States. SG&A expense percentage for the nine months ended September 30, 2023 was favorably impacted by lower litigation reserve charges, partially offset by lower net revenues primarily driven by the Humira loss of exclusivity in the United States. Litigation reserve charges were $2.5 billion for the nine months ended September 30, 2022.
Research and Development

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	% change	2023	2022	% change
Research and development	$1,723	$1,614	7%	$5,748	$4,720	22%
as a % of net revenues	12%	11%		14%	11%
Research and development (R&D) expenses as a percentage of net revenues increased for the three and nine months ended September 30, 2023 compared to the prior year. R&D expense percentage for the three and nine months ended September 30, 2023 was unfavorably impacted by increased funding to support all stages of the company’s pipeline assets and lower net revenues primarily driven by the Humira loss of exclusivity in the United States. R&D expense percentage for the nine months ended September 30, 2023 was also unfavorably impacted by an intangible asset impairment charge of $630 million.
Acquired IPR&D and Milestones

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2023	2022	2023	2022
Upfront charges	$44	$40	$396	$392
Development milestones	22	—	100	62
Acquired IPR&D and milestones	$66	$40	$496	$454
Acquired IPR&D and milestones expense for the nine months ended September 30, 2022 included a charge related to the upfront payment of $130 million to acquire Syndesi Therapeutics SA. See Note 4 to the Condensed Consolidated Financial Statements for additional information.
Other Operating Expense (Income)
Other operating expense (income), net included a gain of $169 million for the nine months ended September 30, 2023 and a charge of $229 million for the three and nine months ended September 30, 2022 related to a development liability associated with an asset divested as part of the Allergan acquisition. Other operating expense, net for the nine months ended September 30, 2022 also included $172 million of income related to the sale of worldwide commercial rights of a mature brand Pylera, which is used for the treatment of peptic ulcers with an infection by the bacterium Helicobactor pylori. See Note 4 to the Condensed Consolidated Financial Statements for additional information.
Other Non-Operating Expenses (Income)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Interest expense	$555	$560	$1,660	$1,664
Interest income	(157)	(63)	(354)	(96)
Interest expense, net	$398	$497	$1,306	$1,568

Net foreign exchange loss	$25	$36	$97	$108
Other expense (income), net	(95)	(330)	3,121	427
Interest expense remained flat for the three and nine months ended September 30, 2023 compared to the prior year primarily driven by the impact of higher interest rates, offset by lower average debt balances as a result of deleveraging.
Interest income increased for the three and nine months ended September 30, 2023 compared to the prior year primarily due to the impact of higher interest rates.

2023 Form 10-Q |	33

Other expense (income), net included charges related to changes in fair value of contingent consideration liabilities of $8 million for the three months and $3.4 billion for the nine months ended September 30, 2023. Other expense (income), net included a benefit related to changes in fair value of contingent consideration liabilities of $214 million for the three months and a charge of $647 million for the nine months ended September 30, 2022. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three months ended September 30, 2023, the change in fair value reflected the passage of time offset by higher discount rates. For the nine months ended September 30, 2023, the change in fair value reflected higher Skyrizi sales driven by stronger market share uptake and the passage of time, partially offset by higher discount rates. For the three months ended September 30, 2022, the change in fair value reflected higher discount rates partially offset by the passage of time. For the nine months ended September 30, 2022, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake and the passage of time, partially offset by higher discount rates.
Income Tax Expense
The effective tax rate was 9% for the three months and 20% for the nine months ended September 30, 2023 compared to 10% for the three months and 11% for the nine months ended September 30, 2022. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States and business development activities. The effective tax rate for the nine months ended September 30, 2023 and September 30, 2022 and the three months ended September 30, 2022 were also impacted by changes in fair value of contingent consideration. The increase in the effective tax rate for the nine months ended September 30, 2023 over the prior year was primarily due to changes in fair value of contingent consideration.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
(in millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$18,086	$17,515
Investing activities	(1,209)	(175)
Financing activities	(12,773)	(15,169)
Operating cash flows for the nine months ended September 30, 2023 increased compared to the prior year due to the timing of working capital partially offset by decreased results of operations primarily driven by lower net revenues as well as higher payments for income taxes.
Investing cash flows for the nine months ended September 30, 2023 included payments made for acquisitions and investments of $670 million and capital expenditures of $572 million. Investing cash flows for the nine months ended September 30, 2022 included payments made for acquisitions and investments of $494 million, capital expenditures of $482 million and net sales and maturities of investment securities totaling $32 million.
Financing cash flows for the nine months ended September 30, 2023 included repayments of $1.0 billion floating rate term loan, $1.0 billion aggregate principal amount of 2.85% senior notes and $350 million aggregate principal amount of the company’s 2.80% senior notes. Financing cash flows for the nine months ended September 30, 2022 included repayment of $2.9 billion aggregate principal amount of the company’s 3.45% senior notes, $1.7 billion aggregate principal amount of the company’s 3.25% senior notes and $1.0 billion aggregate principal amount of the company’s 3.2% senior notes. Additionally, financing cash flows included repayment of $2.0 billion floating rate term loan due May 2025 and issuance of a new $2.0 billion floating rate term loan as part of the term loan refinancing in February 2022.
Financing cash flows also included cash dividend payments of $7.9 billion for the nine months ended September 30, 2023 and $7.5 billion for the nine months ended September 30, 2022. The increase in cash dividend payments was primarily driven by the increase in the quarterly dividend rate.

2023 Form 10-Q |	34

On September 8, 2023, the board of directors declared a quarterly cash dividend of $1.48 per share for stockholders of record at the close of business on October 13, 2023, payable on November 15, 2023. On October 26, 2023, the board of directors declared an increase in the company’s quarterly dividend from $1.48 per share to $1.55 per share beginning with the dividend payable on February 15, 2024 to stockholders of record as of January 16, 2024. This reflects an increase of approximately 4.7% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 10 million shares for $1.6 billion during the nine months ended September 30, 2023 and 8 million shares for $1.1 billion during the nine months ended September 30, 2022.
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
In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At September 30, 2023, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of September 30, 2023 and December 31, 2022.
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
Credit Ratings
In August 2023, Moody’s Investors Service upgraded AbbVie’s senior unsecured long-term credit rating to A3 with a stable outlook from Baa1 with a positive outlook and affirmed AbbVie’s Prime-2 short-term credit rating. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in the company’s application of its critical accounting policies during the nine months ended September 30, 2023.

2023 Form 10-Q |	35

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended September 30, 2023.
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

2023 Form 10-Q |	36

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	1,132	(1)	$136.90	(1)	—	$4,808,991,028
August 1, 2023 - August 31, 2023	984	(1)	$149.66	(1)	—	$4,808,991,028
September 1, 2023 - September 30, 2023	1,059	(1)	$144.25	(1)	—	$4,808,991,028
Total	3,175	(1)	$143.31	(1)	—	$4,808,991,028	(2)

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 1,132 in July; 984 in August; and 1,059 in September.
2.On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization.

These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
ITEM 5. OTHER ITEMS

(c) Director and Officer Trading Arrangements
During the three months ended September 30, 2023, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2023 Form 10-Q |	37

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1	Amendment to the AbbVie 2013 Performance Incentive Plan.*
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 6, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2023 Form 10-Q |	38

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Scott T. Reents
Scott T. Reents
Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2023

2023 Form 10-Q |	39