Form 10-K
period 2023-12-31
AbbVie Inc.
filed 2024-02-20
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☐       No ☒
The aggregate market value of the 1,748,902,939 shares of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of AbbVie Inc.'s most recently completed second fiscal quarter (June 30, 2023), was $235,629,692,915. AbbVie has no non-voting common equity.
Number of common shares outstanding as of January 31, 2024: 1,766,473,359
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2024 AbbVie Inc. Proxy Statement are incorporated by reference into Part III. The Definitive Proxy Statement will be filed on or about March 18, 2024.

ABBVIE INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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
Humira.  Humira (adalimumab) is a biologic therapy administered as a subcutaneous injection. It is approved to treat the following autoimmune diseases in the United States, Canada and Mexico (collectively, North America) and in the European Union:

Condition	Principal Markets
Rheumatoid arthritis (moderate to severe)	North America, European Union
Psoriatic arthritis	North America, European Union
Ankylosing spondylitis	North America, European Union
Adult Crohn's disease (moderate to severe)	North America, European Union
Plaque psoriasis (moderate to severe chronic)	North America, European Union
Juvenile idiopathic arthritis (moderate to severe polyarticular)	North America, European Union
Ulcerative colitis (moderate to severe)	North America, European Union
Axial spondyloarthropathy	European Union
Pediatric Crohn's disease (moderate to severe)	North America, European Union
Hidradenitis suppurativa (moderate to severe)	North America, European Union
Pediatric enthesitis-related arthritis	European Union
Non-infectious intermediate, posterior and panuveitis	North America, European Union
Pediatric ulcerative colitis (moderate to severe)	U.S., Canada, European Union
Pediatric uveitis	North America, European Union

1	| 2023 Form 10-K

Humira is also approved in Japan for the treatment of intestinal Behçet's disease and pyoderma gangrenosum.
Humira is sold in numerous other markets worldwide, including Japan, China, Brazil and Australia, and accounted for approximately 27% of AbbVie's total net revenues in 2023.
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
Rinvoq. Rinvoq (upadacitinib) is an oral, once-daily selective and reversible JAK inhibitor that is approved to treat the following inflammatory diseases in North America, the European Union and Japan:

Condition	Principal Markets
Rheumatoid arthritis (moderate to severe)	North America, European Union, Japan
Psoriatic arthritis	U.S., Canada, European Union, Japan
Ankylosing spondylitis	U.S., European Union
Atopic dermatitis (moderate to severe)	U.S., Canada, European Union, Japan
Axial spondyloarthropathy	U.S., European Union
Ulcerative colitis (moderate to severe)	U.S., European Union
Crohn's disease (moderate to severe)	U.S., European Union
In the United States, Rinvoq is indicated for both the treatment of moderate to severe active rheumatoid arthritis, for active psoriatic arthritis, for moderate to severe active ulcerative colitis, for active ankylosing spondylitis and for active non-radiographic axial spondyloarthritis in adult patients who have an inadequate response or intolerance to one or more TNF blockers. It is also indicated for the treatment of Crohn's disease in adult patients who have an inadequate response or intolerance to one or more TNF blockers and for moderate to severe atopic dermatitis in adults and children 12 years of age and older whose disease is not adequately controlled with other systemic drug products, including biologics, or when use of those therapies are inadvisable.
In the European Union, Rinvoq is indicated for the treatment of moderate to severe rheumatoid arthritis in adults, for active psoriatic arthritis in adults who have an inadequate response or intolerance to disease-modifying anti-rheumatic medicines (DMARDs), and for active axial spondyloarthritis in adults. It is also indicated for the treatment of Crohn's disease in adult patients who have an inadequate response or intolerance to one or more TNF blockers and for moderate to severe atopic dermatitis in adults and children 12 years of age and older, and for moderately to severely active ulcerative colitis in adults.

2023 Form 10-K |	2

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
Venclexta/Venclyxto. Venclexta (venetoclax) is a B-cell lymphoma 2 (BCL-2) inhibitor used to treat blood cancers. Venclexta is approved by the FDA for adults with CLL or small lymphocytic lymphoma. In addition, Venclexta is approved in combination with azacitidine, or decitabine, or low-dose cytarabine to treat adults with newly-diagnosed acute myeloid leukemia who are 75 years of age or older or have other medical conditions that prevent the use of standard chemotherapy.
Epkinly. Epkinly (epcoritimab) is a product used to treat adults with certain types of diffuse large B-cell lymphoma (DLBCL) and high-grade B-cell lymphoma that has recurred or that does not respond to previous treatment after receiving two or more treatments. Epkinly is administered as a subcutaneous injection.
Elahere. Elahere (mirvetuximab soravtansine-gynx) is an antibody-drug conjugate (ADC) used to treat certain types of cancer. On November 14, 2022, the FDA granted accelerated approval for the treatment of adult patients with FRα positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens. Continued approval may be contingent upon verification and description of clinical benefit in a confirmatory trial.
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

3	| 2023 Form 10-K

Ubrelvy. Ubrelvy (ubrogepant) is a calcitonin gene-related peptide receptor antagonist indicated for the acute treatment of migraine with or without aura in adults. Ubrelvy is commercialized in the United States, Israel, Saudi Arabia, United Arab Emirates and Canada.
Qulipta. Qulipta (atogepant) is a calcitonin gene-related peptide receptor antagonist indicated for the preventive treatment of episodic and chronic migraine in adults. Qulipta is commercialized in the United States and Canada and is approved in the European Union under the brand name Aquipta.
Eye care products. AbbVie’s eye care products address unmet needs and new approaches to help preserve and protect patients’ vision. These products are:
Ozurdex. Ozurdex (dexamethasone intravitreal implant) is a corticosteroid implant that slowly releases medication over time. Injected directly into the back of the eye, it dissolves naturally and does not need to be removed. Ozurdex is indicated for the treatment of adult patients with visual impairment due to diabetic macular oedema (DME), adult patients with macular oedema following either Branch Retinal Vein Occlusion (BRVO) or Central Retinal Vein Occlusion (CRVO) and patients with inflammation of the posterior segment of the eye presenting as non-infectious uveitis. Ozurdex® is commercially available in the United States and numerous markets around the world.
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
Other eye care. Other eye care products include Refresh/Optive, Xen and Durysta.
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
Synthroid.    Synthroid (levothyroxine sodium tablets, USP) is used in the treatment of hypothyroidism.
AbbVie has the rights to sell Creon and Synthroid only in the United States.

2023 Form 10-K |	4

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
In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. In 2023, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's pharmaceutical product sales in the United States. No individual wholesaler accounted for greater than 39% of AbbVie's 2023 gross revenues in the United States. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market works through largely centralized national payers systems to agree on reimbursement terms.
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
Competition
The markets for AbbVie's products are highly competitive. AbbVie competes with other research-based pharmaceuticals and biotechnology companies that discover, manufacture, market and sell proprietary pharmaceutical products, therapies and biologics. For example, AbbVie's immunology products compete with anti-TNF products, JAK inhibitors and other competitive products intended to treat a number of disease states, and AbbVie's oncology products compete with BTK inhibitors and other competitive products intended to treat certain cancers. In addition, in the past few years, a number of other companies have started to develop, have successfully developed and/or are currently marketing products that are being positioned as competitors to Botox. The search for technological innovations in pharmaceutical products is a significant aspect of competition. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price is also a competitive factor. In addition, the substitution of generic and biosimilar pharmaceutical products for branded pharmaceutical products creates competitive pressures on AbbVie's products that do not have patent protection. New products or treatments brought to market by AbbVie’s competitors could cause revenues for AbbVie’s products to decrease due to price reductions and sales volume decreases.
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
Humira is facing direct biosimilar competition globally, and AbbVie will continue to face competitive pressure from these biologics and from orally administered products.
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

5	| 2023 Form 10-K

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

2023 Form 10-K |	6

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
These patents and applications, including various patents that expire during the period 2024 to the mid 2040s, in aggregate are believed to be of material importance in the operation of AbbVie’s business. However, AbbVie believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), are material in relation to the company’s business as a whole.
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

7	| 2023 Form 10-K

AbbVie products are provided by unaffiliated third party suppliers. AbbVie has robust business continuity and supplier monitoring programs.
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

2023 Form 10-K |	8

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
In Japan, applications for approval of a new product are made through the Pharmaceutical and Medical Devices Agency (PMDA). Japan-specific trials and/or bridging studies to demonstrate that the non-Japanese clinical data applies to Japanese patients are usually required. After completing a comprehensive review, the PMDA reports to the Ministry of Health, Labour and Welfare, which then approves or denies the application.
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

9	| 2023 Form 10-K

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
The Inflation Reduction Act of 2022 (the IRA) requires: (i) the government to set prices for select high expenditure Medicare Part D drugs (prices effective beginning in 2026) and Part B drugs (prices effective beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices for those drugs increase faster than inflation beginning in 2022 for Part D and 2023 for Part B, and (iii) a Medicare Part D redesign replacing the current coverage gap provisions and establishing a $2,000 cap for out-of-pocket costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In August 2023, the U.S. Department of Health and Human Services, through the Centers for Medicare & Medicaid Services (the CMS), selected Imbruvica as one of the first 10 medicines subject to government-set prices beginning in 2026. The price-setting process will conclude by August 1, 2024, and on September 1, 2024, the CMS will publish prices that will be applicable to the 10 drugs in the Medicare program beginning January 1, 2026. It is possible that more of our products, including products that generate substantial revenues,

2023 Form 10-K |	10

could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiration of intellectual property protections. The effect of reducing prices and reimbursement would significantly impact revenues for certain of our products.
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

11	| 2023 Form 10-K

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
Environmental Matters
AbbVie believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. AbbVie's capital expenditures for pollution control in 2023 were approximately $16 million and operating expenditures were approximately $43 million. In 2024, capital expenditures for pollution control are estimated to be approximately $22 million and operating expenditures are estimated to be approximately $45 million.
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
Employees
AbbVie employed approximately 50,000 employees in over 70 countries as of January 31, 2024. Outside the United States, some of AbbVie's employees are represented by unions or works councils. AbbVie believes that it has good relations with its employees.

2023 Form 10-K |	12

Human Capital Management
Attracting, retaining and providing meaningful growth and development opportunities to AbbVie's employees is critical to the company's success in making a remarkable impact on people’s lives around the world. AbbVie leverages numerous resources to identify and enhance strategic and leadership capability, foster employee engagement and create a culture where talent is productive and engaged. AbbVie invests in its employees through competitive compensation, benefits and employee support programs and offers best-in-class development and leadership opportunities. AbbVie has developed a deep talent base through ongoing investment in functional and leadership training and by sourcing world-class external talent, ensuring a sustainable talent pipeline. AbbVie continuously cultivates and enhances its working culture and embraces equality, diversity and inclusion as fundamental to the company's mission.
Attracting and Developing Talent. Attracting and developing high-performing talent is essential to AbbVie’s continued success. AbbVie implements detailed talent attraction strategies, with an emphasis on STEM skill sets, a diverse talent base and other critical skillsets, including drug discovery, clinical development, market access and business development. AbbVie also invests in competitive compensation and benefits programs. In addition to offering a comprehensive suite of benefits ranging from medical and dental coverage to retirement, disability and life insurance programs, AbbVie also provides health promotion programs, mental health awareness campaigns and employee assistance programs in several countries, financial wellness support, on-site health screenings and immunizations in several countries and on-site fitness and rehabilitation centers. AbbVie has on-site health care clinics at certain locations, offering convenient and affordable access to quality healthcare, flu shots and vaccines. In addition, the AbbVie Employee Assistance Fund (a part of the AbbVie Foundation) supports two programs for global employees: the AbbVie Possibilities Scholarship for children of employees, which is an annual merit-based scholarship for use at accredited colleges, universities or vocational-technical schools; and the Employee Relief Program, which is financial assistance to support short term needs of employees when faced with large-scale disasters (e.g. a hurricane), individual disasters (e.g. a home fire) or financial hardship (e.g. the death of a spouse). Finally, AbbVie empowers managers and their teams with tools, tips and guidelines on effectively managing workloads, managing teams from a distance and supporting flexible work practices, including "Where We Work", AbbVie's hybrid work model, offering eligible employees predictable flexibility.
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
Culture. AbbVie’s shared principles of transforming lives, acting with integrity, driving innovation, embracing diversity and inclusion and serving the community form the core of the company's culture. AbbVie articulates the behaviors associated with these values in the Ways We Work, a core set of working behaviors that emphasize how the company achieves results is equally as important as achieving them. The Ways We Work are designed to ensure that every AbbVie employee is aware of the company's cultural expectations. AbbVie integrates the Ways We Work into all talent processes, forming the basis for assessing performance, prioritizing development and ultimately rewarding employees. AbbVie believes its culture creates strong engagement, which is measured regularly through a confidential, third-party all-employee survey, and this engagement supports AbbVie’s mission of making a remarkable impact on people’s lives.
Equity, Equality, Diversity & Inclusion (EED&I). A cornerstone of AbbVie’s human capital management approach is to prioritize fostering an inclusive and diverse workforce. AbbVie's Equity, Equality, Diversity & Inclusion roadmap defines key global focus areas, objectives and associated initiatives, and includes implementation plans organized by business function and geography. AbbVie’s senior leaders have adopted formal goals aligned with executing this strategy. Through December 2023, women represented 52 percent of management positions globally and in the United States, 37 percent of AbbVie's workforce was comprised of members of historically underrepresented populations, consistent with 2022. Further, AbbVie is committed to pay equity and conducts pay equity analyses annually. A critical component of AbbVie's strategy is to instill an inclusive mindset in all AbbVie leaders and employees, so the company continues to realize the full value of its workforce from recruitment through retirement. AbbVie's Employee Resource Groups also help the company nurture an inclusive culture by building community and creating connections. Additional information about AbbVie's Equity, Equality, Diversity and

13	| 2023 Form 10-K

Inclusion efforts can be found on the company's website at: https://www.abbvie.com/who-we-are/equity-equality-inclusion-diversity.html.
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
For example, Humira accounted for approximately 27% of AbbVie's total net revenues in 2023. Humira is facing competition from biosimilar products in the United States following the loss of exclusivity in 2023, which AbbVie anticipates will continue to cause a significant decline in Humira's revenue and could adversely affect AbbVie’s revenues and operating earnings.

2023 Form 10-K |	14

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

15	| 2023 Form 10-K

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
AbbVie is subject to increasing public and legislative pressure with respect to pharmaceutical pricing. In the United States, practices of managed care groups, and institutional and governmental purchasers, as well as federal laws and regulations related to Medicare and Medicaid, contribute to pricing pressures. In particular, the IRA will have the effect of reducing prices and reimbursements for certain of our products, which could significantly impact AbbVie’s results of operations. Under the IRA, the U.S Department of Health and Human Services can effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Generally, these government prices can apply as soon as nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval and will be capped at a statutory ceiling price that is likely to represent a significant discount from average prices to wholesalers and direct purchasers. In August 2023, the U.S. Department of Health and Human Services, through the CMS, selected Imbruvica as one of the first 10 medicines subject to government-set prices beginning in 2026. The price-setting process will conclude by August 1, 2024, and on September 1, 2024, the CMS will publish prices that will be applicable to the 10 drugs in the Medicare program beginning January 1, 2026. It is possible that more of our products, including products that generate substantial revenues, could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiration of intellectual property protections. In addition, beginning in January 2025, under the IRA, the 70% coverage gap discount program will be replaced by a 10% manufacturer discount for all Medicare Part D beneficiaries that have met their deductible and incurred out of pocket drug costs below a $2,000 threshold and a 20% discount for beneficiaries that have incurred out of pocket drug costs above the $2,000 threshold under the new Part D benefit redesign. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties, which could be significant. The IRA has and will continue to meaningfully impact AbbVie’s business strategies and those of others in the pharmaceutical industry. The full impact of the IRA on AbbVie’s business and the pharmaceutical industry, including the implications to us of our or a competitor's product being selected for price setting, remains uncertain.
AbbVie continues to evaluate the impact that the IRA may have on the company. The potential for continuing changes to the health care system in the United States and the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid and private sector beneficiaries may result in additional pricing pressures. Additionally, changes to U.S. tax laws now require (i) a 15% alternative minimum tax generally applied to U.S. corporations on adjusted financial statement income beginning in 2023 and (ii) a non-deductible 1% excise tax provision on net stock repurchases.
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

2023 Form 10-K |	16

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
The successful discovery, development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and current governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. As a result, manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically. Failure to successfully discover, develop, manufacture and sell biologics—including Humira, Skyrizi and Botox —could have a negative impact on AbbVie's business and results of operations.
New products and technological advances by AbbVie's competitors may negatively affect AbbVie's results of operations.
AbbVie competes with other research-based pharmaceutical and biotechnology companies that research, develop, manufacture, market and sell proprietary pharmaceutical products and biologics. For example, Humira competes with anti-TNF products and other competitive products intended to treat a number of disease states and Mavyret/Maviret competes with other available hepatitis C treatment options. In addition, in the past few years, a number of other companies have started to develop, have successfully developed and/or are currently marketing products that are being positioned as competitors to Botox. All of these competitors may introduce new products or develop technological advances that compete with AbbVie’s products in therapeutic areas such as immunology, oncology, aesthetics, neuroscience and eye care. In addition, as AbbVie products lose exclusivity, competition surrounding such products will increase and generic and biosimilar products will increasingly penetrate the markets. AbbVie cannot predict with certainty the timing or impact of the introduction by competitors of new products or technological advances. Such competing products may be safer, more effective, more effectively marketed or sold, have lower prices or better insurance coverage or reimbursement levels, or have superior performance features than AbbVie’s products, and this may negatively impact AbbVie’s business and results of operations.
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

17	| 2023 Form 10-K

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

2023 Form 10-K |	18

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

19	| 2023 Form 10-K

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
AbbVie's business is subject to risks associated with doing business internationally, including in emerging markets. Net revenues outside of the United States made up approximately 23% of AbbVie's total net revenues in 2023. The risks associated with AbbVie's operations outside the United States include:
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
•political and economic instability;
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

2023 Form 10-K |	20

AbbVie may acquire other businesses, license rights to technologies or products, form alliances, or dispose of assets, which could cause it to incur significant expenses and could negatively affect profitability.
AbbVie from time to time pursues acquisitions, technology licensing arrangements, joint ventures and strategic alliances, and/or disposes of some of its assets, as part of its business strategy. AbbVie may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If AbbVie is successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. AbbVie may not be able to integrate acquisitions successfully into its existing business and could incur or assume significant debt and unknown or contingent liabilities. AbbVie could also experience negative effects on its reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. These effects could cause a deterioration of AbbVie's credit rating and result in increased borrowing costs and interest expense.
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
In 2023, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation) accounted for substantially all of AbbVie's pharmaceutical product sales in the United States. If one of its significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with AbbVie, and AbbVie may be unable to collect all the amounts that the distributor owes it on a timely basis or at all, which could adversely affect AbbVie's business and results of operations.
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
AbbVie relies on sophisticated software applications and complex information technology systems (including cloud services) to operate its business, which are inherently vulnerable to malicious intrusion, random attack, loss of data privacy, disruption, degradation or breakdown. Certain of these applications and systems are managed, hosted, provided or used by third parties. Data privacy or security breaches of our internal systems or those of our information technology vendors may in the future result in the failure of critical business operations. Such breaches may cause sensitive data, including intellectual property, trade secrets or personal information belonging to AbbVie, its patients, customers or business partners, to be exposed to unauthorized persons or to the public. To date, neither AbbVie’s business nor operations have been materially impacted by such incidents, however, the healthcare industry remains a target of cyber-attacks. Cybersecurity attacks and incidents are increasing in their frequency, sophistication and intensity and, due to the nature of some of these attacks, there

21	| 2023 Form 10-K

is a risk that they may remain undetected for a period of time. AbbVie’s investments in the protection of its data and information technology and its efforts to monitor its systems on an ongoing basis may be insufficient to prevent compromises in AbbVie's information technology systems that could have a material adverse effect on AbbVie's business. Such adverse consequences could include loss of revenue or the loss of critical or sensitive information from AbbVie’s or third-party providers’ databases or information technology systems and could also result in legal, financial, reputational or business harm to AbbVie and potentially substantial remediation costs. In addition, AbbVie’s cyber insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of AbbVie systems or those of our third-party vendors.

AbbVie’s balances of intangible assets, including developed product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which may adversely affect AbbVie’s results of operations and financial condition.
A significant amount of AbbVie’s total assets is related to acquired intangibles and goodwill. As of December 31, 2023, the carrying value of AbbVie’s developed product rights and other intangible assets was $55.6 billion and the carrying value of AbbVie’s goodwill was $32.3 billion.
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

2023 Form 10-K |	22

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

23	| 2023 Form 10-K

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

2023 Form 10-K |	24

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We rely on complex information technology systems and various software applications to operate our business. We have developed a comprehensive cybersecurity program designed to protect our systems and the confidentiality, integrity and availability of our data.

We have implemented processes that are intended to assess, identify, manage and reduce cybersecurity risks. We maintain a global incident response plan and disaster recovery management plan, each designed to protect against, identify, evaluate, respond to and recover from an incident. These plans anticipate an array of potential scenarios and provide for the assembly of a cybersecurity incident response team in the event of a cyber incident. The incident response team is a cross-functional group that may be composed of both company personnel and external service providers, and which is tailored to a particular incident so that individuals with appropriate experience and expertise are available. We regularly conduct exercises to help ensure the plans’ effectiveness and our overall preparedness.

We also have invested in tools and technologies to protect our and our patients', customers' and business partners' data and information technology, and we regularly monitor our information technology systems and infrastructure to identify and assess cybersecurity risks. We have designed a Threat Intelligence function that actively looks for risks that target the pharmaceutical industry generally or AbbVie specifically. We rely in part on third parties (including assessors, consultants, advisors and others) in connection with our processes for assessing, identifying, managing and reducing cyber risks.

In addition, we have implemented a cybersecurity awareness program designed to educate and train our entire employee network on how to identify and report cybersecurity threats. Training programs are conducted on a periodic basis and are focused on giving employees tools to manage and defend against the most relevant and prevalent cybersecurity risks to AbbVie. We also provide specialized training for employees in specialized information technology roles. We conduct regular drills, such as tabletop exercises, to help with our overall preparedness.

We take measures to regularly update and improve our cybersecurity program, including conducting independent program assessments, penetration testing and scanning of our systems for vulnerabilities. We follow the National Institute of Standards and Technology (NIST) Cybersecurity Framework and undergo a third-party assessment every two years to measure the maturity of our cybersecurity program against the NIST Cybersecurity Framework. In addition, we periodically engage third-party advisors to assess the effectiveness and capabilities of our cybersecurity program, strengthen our cybersecurity policies and practices and identify potential vulnerabilities of our systems.

With respect to third-party service providers, our information security program includes conducting due diligence of relevant service providers’ information security programs prior to onboarding. We also contractually require third-party service providers with access to our information technology systems, sensitive business data or personally identifiable

25	| 2023 Form 10-K

information to implement and maintain appropriate security controls and contractually restrict their ability to use our data, including personally identifiable information, for purposes other than to provide services to us, except as required by law. To oversee the risks associated with these service providers, we work with them to help ensure that their cybersecurity protocols are appropriate to the risk presented by their access to or use of our systems and/or data, including notification and coordination concerning incidents occurring on third-party systems that may affect us. These relevant service providers are contractually required to notify us promptly of information security incidents that may affect our systems or data, including personally identifiable information. While we conduct due diligence on the security and business controls of our third-party service providers and take steps to monitor their compliance with our security requirements, we may not have the ability in all cases to effectively monitor or oversee the implementation of these control measures.

As of December 31, 2023, cybersecurity risks have not materially affected our business, strategy, results of operations, or financial condition. Although we have invested in the protection of our data and information technology and monitor our systems on an ongoing basis, there can be no assurance that such efforts will in the future prevent material compromises to our information technology systems that could have a material adverse effect on our business. We maintain cybersecurity insurance coverage to mitigate our financial exposure to certain incidents. For additional information about our cybersecurity risks, see Item 1A, "Risk Factors - AbbVie depends on information technology and a failure of, or significant disruption to, those systems could have a material adverse effect on AbbVie's business."

Our board of directors has risk oversight responsibility for AbbVie and administers this responsibility both directly and with assistance from its committees. Each of the committees periodically reports to the board of directors on its risk oversight activities. Cybersecurity is a critical component of our enterprise risk management program, which is designed to be business aligned, risk-focused and multi-faceted to protect our and our patients', customers' and business partners' data. Our board of directors is actively involved in reviewing our information security and technology risks and opportunities (including cybersecurity) and discusses these topics on a regular basis.

The Audit Committee, comprised solely of independent directors, oversees our enterprise risk management program and assists the board of directors in fulfilling its oversight responsibility with respect to our information security and technology risks (including cybersecurity), which are fully integrated into our enterprise risk management program. The Audit Committee reviews and discusses our information security and technology risks (such as cybersecurity), including our information security and risk management programs.

Our cybersecurity program is led by our Chief Information Security Officer, who is responsible for assessing and managing our information security and technology risks (including cybersecurity). He has more than 25 years of experience in information security and information technology risk management, holding chief information security officer positions with Fortune 500 companies in the retail, healthcare and life sciences industries. He has also served on the Health-ISAC board of directors and is a Certified Information System Security Professional (CISSP).

Our Chief Information Security Officer meets regularly with our information technology teams as well as other members of management to review and discuss our cybersecurity and other information technology risks and opportunities. Our global incident response plan sets forth a detailed security incident management and reporting protocol, with escalation timelines and responsibilities.

The Audit Committee receives regular updates from the Chief Information Security Officer and other members of management on our cybersecurity program, including on information security and technology risks, program assessments, and risk management practices. Our Chief Information Security Officer also provides similar topical updates to the full board of directors at least annually.

2023 Form 10-K |	26

ITEM 2. PROPERTIES

AbbVie's corporate offices are located at 1 North Waukegan Road, North Chicago, Illinois 60064-6400. As of December 31, 2023, AbbVie owns or leases approximately 620 facilities worldwide, containing an aggregate of approximately 19.5 million square feet of floor space dedicated to production, distribution and administration. AbbVie's significant manufacturing facilities are in the following locations:

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
AbbVie distributes products through a network of central and regional distribution centers, with its central distribution centers located in the U.S. and Europe. AbbVie also has research and development facilities in the United States located at: Abbott Park, Illinois; Branchburg, New Jersey; Cambridge, Massachusetts; Irvine, California; Madison, New Jersey; North Chicago, Illinois; Pleasanton, California; South San Francisco, California; and Worcester, Massachusetts. Outside the United States, AbbVie's principal research and development facilities are located in Ludwigshafen, Germany.
ITEM 3. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 15, "Legal Proceedings and Contingencies" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

27	| 2023 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Position
Richard A. Gonzalez	70	Chairman of the Board and Chief Executive Officer
Robert A. Michael	53	President and Chief Operating Officer
Scott T. Reents	56	Executive Vice President, Chief Financial Officer
Nicholas J. Donoghoe, M.D.	43	Executive Vice President, Chief Business and Strategy Officer
Timothy J. Richmond	57	Executive Vice President, Chief Human Resources Officer
Azita Saleki-Gerhardt, Ph.D.	60	Executive Vice President, Chief Operations Officer
Perry C. Siatis	49	Executive Vice President, General Counsel and Secretary
Jeffrey R. Stewart	55	Executive Vice President, Chief Commercial Officer
Kevin K. Buckbee	58	Senior Vice President, Controller
Thomas J. Hudson, M.D.	62	Senior Vice President, Chief Scientific Officer, Global Research
Roopal Thakkar, M.D.	52	Senior Vice President, Chief Medical Officer, Global Therapeutics
_______________________________________________________________________________

Mr. Gonzalez is the Chairman and Chief Executive Officer of AbbVie, a position he has held since 2013. He served as Abbott’s Executive Vice President of the pharmaceutical products group from July 2010 to December 2012, and was responsible for Abbott’s worldwide pharmaceutical business, including commercial operations, research and development, and manufacturing. He also served as President, Abbott Ventures Inc., Abbott’s medical technology investment arm, from 2009 to 2011. Mr. Gonzalez joined Abbott in 1977 and held various management positions before briefly retiring in 2007, including: Abbott’s President and Chief Operating Officer; President, Chief Operating Officer of Abbott’s Medical Products Group; Senior Vice President and President of Abbott’s former Hospital Products Division; Vice President and President of Abbott’s Health Systems Division; and Divisional Vice President and General Manager for Abbott’s Diagnostics Operations in the United States and Canada. On February 14, 2024, the Board of Directors of AbbVie unanimously selected Mr. Michael to succeed Mr. Gonzalez as the Company's Chief Executive Officer. Mr. Gonzalez will retire from the role of Chief Executive Officer and become Executive Chairman of the Board of Directors, effective July 1, 2024.

Mr. Michael is AbbVie’s President and Chief Operating Officer. Mr. Michael previously served as Vice Chairman and President from June 2022 to July 2023, as Vice Chairman, Finance and Commercial Operations and Chief Financial Officer from June 2021 to June 2022, as Executive Vice President, Chief Financial Officer from 2019 to 2021, as Senior Vice President, Chief Financial Officer from 2018 to 2019 and as Vice President, Controller from 2017 to 2018. He served as AbbVie’s Vice President, Treasurer from 2015 to 2016, as Vice President, Controller, Commercial Operations from 2013 to 2015 and as Vice President, Financial Planning and Analysis from 2012 to 2013. At Abbott, Mr. Michael served as Division Controller, Nutrition Supply Chain from 2010 to 2012. Mr. Michael joined Abbott in 1993 and was first appointed as an AbbVie corporate officer in March 2017. On February 14, 2024, the Board of Directors of AbbVie unanimously selected Mr. Michael to succeed Mr. Gonzalez as the Company's Chief Executive Officer. Mr. Gonzalez will retire from the role of Chief Executive Officer and become Executive Chairman of the Board of Directors, effective July 1, 2024. The Board also appointed Mr. Michael as a member of the Board of Directors as a Class II director, effective July 1, 2024.

Mr. Reents is AbbVie’s Executive Vice President, Chief Financial Officer. He previously served as Senior Vice President, Chief Financial Officer from June 2022 to November 2022, as Vice President, Tax and Treasury from 2019 to June 2022, and as Vice President, Tax from 2013 to 2019. Mr. Reents joined Abbott in 2008 and was first appointed as an AbbVie corporate officer in June 2022.

Dr. Donoghoe is AbbVie’s Executive Vice President, Chief Business and Strategy Officer. He has previously served as AbbVie’s Senior Vice President, Chief Operating Officer, R&D from 2022 to 2023, as Senior Vice President, Portfolio Innovation from 2021 to 2022, as Senior Vice President, Global Strategy and Operations, Allergan Aesthetics, from 2020 to 2021, and as Senior Vice President, Enterprise Innovation from 2019 to 2020. Prior to joining AbbVie in 2019, he served as a Partner at McKinsey & Company where he was a leader of the firm's Pharma and Biotechnology practice for over a decade.

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

2023 Form 10-K |	28

Dr. Saleki-Gerhardt is AbbVie’s Executive Vice President, Chief Operations Officer. She served as Executive Vice President, Operations from 2018 to July 2023, and as Senior Vice President, Operations from 2013 to 2018. Dr. Saleki-Gerhardt served as Abbott’s Vice President, Pharmaceuticals Manufacturing and Supply from 2011 to 2012, and as Divisional Vice President, Quality Assurance, Global Pharmaceutical Operations from 2008 to 2011. Dr. Saleki-Gerhardt joined Abbott in 1993 and was first appointed as an AbbVie corporate officer in December 2012. She serves on the board of Entegris Inc.

Mr. Siatis is AbbVie’s Executive Vice President, General Counsel and Secretary. Mr. Siatis previously served as Senior Vice President, Deputy General Counsel from September 2021 until October 2022. From 2013 until 2021, Mr. Siatis also served in various roles including as Senior Vice President, Legal and Chief Ethics and Compliance Officer; Senior Vice President of Legal Transactions and R&D/Alliance Management and Chief Ethics and Compliance Officer; and Vice President, Biologic Strategic Development and Legal Regulatory. Mr. Siatis joined Abbott in 2005 and was first appointed as an AbbVie corporate officer in October 2022.

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

Mr. Buckbee is AbbVie’s Senior Vice President, Controller. Mr. Buckbee previously served as AbbVie’s Vice President, Controller, Global Commercial Operations from January 2016 until March 2023, and as Vice President, Controller, US Commercial Operations from AbbVie’s separation from Abbott in 2013 until December 2015. Mr. Buckbee joined Abbott in 1991 and held several positions in the finance organization.

Dr. Hudson is AbbVie's Senior Vice President, Chief Scientific Officer, Global Research. He previously served as Senior Vice President, Research & Development and Chief Scientific Officer from 2019 to 2023, and as Vice President, Head of Oncology Discovery and Early Development from 2016 to 2019. Prior to joining AbbVie, Dr. Hudson served at the Ontario Institute for Cancer Research as President and Scientific Director. He also previously served as Founder and Director of the McGill University and Genome Quebec Innovation Centre and Assistant Director of the Whitehead/MIT Center for Genome Research. Dr. Hudson was first appointed as an AbbVie corporate officer in July 2019.

Dr. Thakkar serves as AbbVie's Senior Vice President, Chief Medical Officer, Global Therapeutics. He previously served as Senior Vice President of Development and Regulatory Affairs and Chief Medical Officer at AbbVie from late 2022 until early December 2023, as Vice President, Global Regulatory Affairs and R&D Quality Assurance from 2019 to 2022, and as Vice President, Global Regulatory Affairs from 2015 to 2019. Dr. Thakkar joined Abbott in 2003 and was first appointed as a corporate officer in December 2023.
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

29	| 2023 Form 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market
The principal market for AbbVie's common stock is the New York Stock Exchange (Symbol: ABBV). AbbVie's common stock is also listed on the Chicago Stock Exchange and traded on various regional and electronic exchanges.
Stockholders
There were 42,369 stockholders of record of AbbVie common stock as of January 31, 2024.
Performance Graph
The following graph compares the cumulative total returns of AbbVie, the S&P 500 Index and the NYSE Arca Pharmaceuticals Index for the period from December 31, 2018 through December 31, 2023. This graph assumes $100 was invested in AbbVie common stock and each index on December 31, 2018 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
AbbVie Inc.
S&P 500 Index
NYSE Arca Pharmaceutical Index

This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of AbbVie's filings under the Securities Act of 1933, as amended.

2023 Form 10-K |	30

Dividends
On October 26, 2023, AbbVie's board of directors declared an increase in the quarterly cash dividend from $1.48 per share to $1.55 per share, payable on February 15, 2024, to stockholders of record as of January 16, 2024. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors. Moreover, if AbbVie determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	952	(1)	$147.82	(1)	—	$4,808,991,028
November 1, 2023 - November 30, 2023	1,175	(1)	$141.94	(1)	—	$4,808,991,028
December 1, 2023 - December 31, 2023	26,320	(1)	$153.02	(1)	—	$4,808,991,028
Total	28,447	(1)	$152.39	(1)	—	$4,808,991,028
1.    In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 952 in October; 1,175 in November; and 26,320 in December.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

31	| 2023 Form 10-K

ITEM 6. [RESERVED]

2023 Form 10-K |	32

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company). This commentary should be read in conjunction with the Consolidated Financial Statements and accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data." This section of Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market works through largely centralized national payers systems to agree on reimbursement terms. Certain products are co-marketed or co-promoted with other companies. AbbVie operates as a single global business segment and has approximately 50,000 employees.
2024 Strategic Objectives
AbbVie's mission is to discover and develop innovative medicines and products that solve serious health issues today and address the medical challenges of tomorrow while achieving top-tier financial performance through outstanding execution. AbbVie intends to execute its strategy and advance its mission in a number of ways, including: (i) maximizing the benefits of a diversified revenue base with multiple long-term growth drivers; (ii) leveraging AbbVie's commercial strength and international infrastructure across therapeutic areas and ensuring strong commercial execution of new product launches; (iii) continuing to invest in and expand its pipeline in support of opportunities in immunology, oncology, aesthetics, neuroscience and eye care as well as continued investment in key on-market products; (iv) generating substantial operating cash flows to support investment in innovative research and development, and return cash to shareholders via a strong and growing dividend while also continuing to repay debt. In addition, AbbVie anticipates several regulatory submissions and data readouts from key clinical trials in the next 12 months.
AbbVie expects to achieve its strategic objectives through:
•Skyrizi and Rinvoq revenue growth driven by increasing market share and Skyrizi indication expansion.
•Successful integration of the ImmunoGen, Inc. and proposed Cerevel Therapeutics acquisitions.
•Advancing our oncology portfolio driven by Venclexta, strong commercial execution of Epkinly, Elahere and other new product launches and effectively managing regulatory, market and competitive challenges impacting Imbruvica.
•Aesthetics revenue growth driven by global expansion, increasing market penetration of Botox and Juvederm Collection and strong commercial execution of new product launches.
•Neuroscience revenue growth driven by Vraylar, Botox Therapeutic, Ubrelvy and Qulipta as well as strong commercial execution of new product launches.
•Maximizing AbbVie's existing eye care portfolio.
•Continuing to effectively manage the impact of Humira biosimilar erosion.

33	| 2023 Form 10-K

•The favorable impact of pipeline products and indications recently approved or currently under regulatory review where approval is expected in 2024. These products are described in greater detail in the section labeled "Research and Development" included as part of this Item 7.
2023 Financial Results
AbbVie's strategy has focused on delivering strong financial results, maximizing the benefits of a diversified revenue base, advancing and investing in its pipeline and returning value to shareholders while ensuring a strong, sustainable growth business over the long term. The company's financial performance in 2023 included delivering worldwide net revenues of $54.3 billion, operating earnings of $12.8 billion, diluted earnings per share of $2.72 and cash flows from operations of $22.8 billion. Worldwide net revenues decreased by 6% on a reported and constant currency basis due to Humira biosimilar competition which was partially offset by growth across the non-Humira product portfolio.
Diluted earnings per share in 2023 was $2.72 and included the following after-tax costs: (i) $6.7 billion related to the amortization of intangible assets; (ii) $5.0 billion for the change in fair value of contingent consideration liabilities; (iii) $3.5 billion related to intangible asset impairment; and (iv) $122 million of acquisition and integration expenses. These costs were partially offset by an after-tax gain of $381 million related to a favorable settlement of a litigation matter. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
Regulation
The Inflation Reduction Act of 2022 has and will continue to have a significant impact on how drugs are covered and paid for under the Medicare program, including through the creation of financial penalties for drugs whose price increases outpace inflation, the redesign of Medicare Part D benefits to shift a greater portion of the costs to manufacturers, and through government price-setting for certain Medicare Part B and Part D drugs. In 2023, Imbruvica was selected as one of the first 10 medicines subject to government-set prices beginning in 2026. The price-setting process will conclude in 2024 and the Centers for Medicare & Medicaid Services will publish prices that will be applicable to the 10 selected drugs beginning in 2026. It is possible that more of our products, including products that generate substantial revenues, could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiration of intellectual property protections. The effect of reducing prices and reimbursement for certain of our products would significantly impact our results of operations. See Part I, Item 1 “Business – Regulation – Commercialization, Distribution and Manufacturing,” Part I, Item 1A “Risk Factors” and Note 7 to the consolidated financial statements for additional information.
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

2023 Form 10-K |	34

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

•In January 2024, AbbVie initiated a Phase 3 study to evaluate Rinvoq in adults and adolescents with non-segmental vitiligo who are eligible for systemic therapy.
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
Lutikizumab
•In January 2024, AbbVie announced Phase 2 results showing adults with moderate to severe hidradenitis suppurativa (HS) who had previously failed anti-TNF therapy who received lutikizumab achieved higher response rates than placebo in the primary endpoint of achieving HS Clinical Response at week 16. Based on these data, AbbVie will advance its clinical program of lutikizumab in HS to Phase 3.
Oncology
Epkinly
•In March 2023, AbbVie initiated a Phase 3 clinical trial to evaluate epcoritamab in combination with R-CHOP compared to R-CHOP in patients with newly diagnosed diffuse large B-cell lymphoma (DLBCL).
•In May 2023, AbbVie announced that the FDA approved Epkinly (epcoritamab) as the first bispecific antibody to treat adult patients with relapsed or refractory (R/R) DLBCL.
•In September 2023, AbbVie announced that the EC approved Tepkinly (epcoritamab) for adults with R/R DLBCL after two or more lines of systemic therapy.
•In November 2023, AbbVie announced that the FDA granted Breakthrough Therapy Designation to Epkinly for the treatment of adult patients with R/R follicular lymphoma after two or more therapies. Additionally, the EMA has validated a Type II application for Tepkinly for the same indication.

35	| 2023 Form 10-K

•In December 2023, AbbVie and Genmab submitted a supplemental biological license application to the FDA for epcoritamab for the treatment of patients with R/R follicular lymphoma.
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
Navitoclax
•In July 2023, AbbVie announced top-line results from the Phase 3 TRANSFORM-1 clinical trial evaluating the safety and efficacy of navitoclax, a BCL-XL/BCL-2 inhibitor, in combination with ruxolitinib in adult patients with primary or secondary myelofibrosis (MF). The combination of navitoclax and ruxolitinib met the study’s primary endpoint, demonstrating statistically significant improvement in the number of patients who achieved Spleen Volume Reduction of at least 35 percent at week 24 compared to treatment with ruxolitinib and a placebo. The study did not meet the first ranked secondary endpoint of improvement in patients’ Total Symptom Score from baseline to week 24. The company plans to engage with regulatory agencies regarding potential next steps.
Teliso-V
•In November 2023, AbbVie announced positive top-line results from the Phase 2 LUMINOSITY trial evaluating telisotuzumab-vedotin (Teliso-V) in patients with c-Met protein overexpression, epidermal growth factor receptor wild type, advanced/metastatic nonsquamous non-small cell lung cancer. The results demonstrated a compelling overall response rate per independent central review of 35 percent and 23 percent across c-Met High and c-Met Intermediate patients, with no new safety risks detected. AbbVie will discuss with global health authorities the potential to support an accelerated approval.
Venclexta
•In September 2023, AbbVie announced top-line results from the Phase 3 CANOVA study evaluating the safety and efficacy of Venclexta plus dexamethasone (VenDex) for patients with t(11;14)-positive relapsed or refractory (R/R) multiple myeloma who have received two or more prior treatments. The data did not demonstrate that the treatment combination significantly improved progression-free survival (PFS), the primary endpoint of the trial. Patients receiving VenDex showed improvement in median PFS with the combination of study comparator pomalidomide and dexamethasone (PomDex); however, the results did not reach statistical significance. The company is discussing the data with health authorities to further understand the potential of Venclexta as a biomarker-driven therapy in multiple myeloma.
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
•In December 2023, AbbVie submitted regulatory application to the FDA for Botox Cosmetic for the treatment of moderate to severe platysma prominence associated with platysma muscle activity.

2023 Form 10-K |	36

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
Neuroscience
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
•In December 2023, AbbVie submitted the Complete Response Resubmission for NDA for ABBV-951.
•In January 2024, AbbVie announced the launch of Produodopa (ABBV-951) in the European Union for the treatment of advanced Parkinson's disease with severe motor fluctuations and hyperkinesia (excessive movement) or dyskinesia (involuntary movement), and when available combinations of Parkinson's medicinal products have not given satisfactory results.

37	| 2023 Form 10-K

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

				Percent change
				At actual currency rates		At constant currency rates
years ended (dollars in millions)	2023	2022	2021	2023	2022	2023	2022
United States	$41,883	$45,713	$43,510	(8.4)%	5.1%	(8.4)%	5.1%
International	12,435	12,341	12,687	0.8%	(2.7)%	3.4%	5.5%
Net revenues	$54,318	$58,054	$56,197	(6.4)%	3.3%	(5.9)%	5.1%

2023 Form 10-K |	38

The following table details AbbVie's worldwide net revenues:

					Percent change
					At actual currency rates		At constant currency rates
years ended December 31 (dollars in millions)		2023	2022	2021	2023	2022	2023	2022
Immunology
Humira	United States	$12,160	$18,619	$17,330	(34.7)%	7.4%	(34.7)%	7.4%
	International	2,244	2,618	3,364	(14.3)%	(22.2)%	(11.8)%	(14.9)%
	Total	$14,404	$21,237	$20,694	(32.2)%	2.6%	(31.9)%	3.8%
Skyrizi	United States	$6,753	$4,484	$2,486	50.6%	80.4%	50.6%	80.4%
	International	1,010	681	453	48.3%	50.4%	50.3%	67.1%
	Total	$7,763	$5,165	$2,939	50.3%	75.7%	50.6%	78.3%
Rinvoq	United States	$2,824	$1,794	$1,271	57.4%	41.2%	57.4%	41.2%
	International	1,145	728	380	57.3%	91.4%	60.7%	>100.0%
	Total	$3,969	$2,522	$1,651	57.4%	52.8%	58.4%	58.1%
Oncology
Imbruvica	United States	$2,665	$3,426	$4,321	(22.2)%	(20.7)%	(22.2)%	(20.7)%
	Collaboration revenues	931	1,142	1,087	(18.5)%	5.1%	(18.5)%	5.1%
	Total	$3,596	$4,568	$5,408	(21.3)%	(15.5)%	(21.3)%	(15.5)%
Venclexta	United States	$1,087	$1,009	$934	7.8%	8.0%	7.8%	8.0%
	International	1,201	1,000	886	20.1%	12.9%	22.3%	24.6%
	Total	$2,288	$2,009	$1,820	13.9%	10.4%	15.0%	16.1%
Epkinly	Collaboration Revenues	$28	$—	$—	n/m	n/m	n/m	n/m
	International	3	—	—	n/m	n/m	n/m	n/m
	Total	$31	$—	$—	n/m	n/m	n/m	n/m
Aesthetics
Botox Cosmetic	United States	$1,670	$1,654	$1,424	1.0%	16.2%	1.0%	16.2%
	International	1,012	961	808	5.3%	18.9%	9.7%	28.8%
	Total	$2,682	$2,615	$2,232	2.6%	17.2%	4.2%	20.8%
Juvederm Collection	United States	$519	$548	$658	(5.4)%	(16.7)%	(5.4)%	(16.7)%
	International	859	880	877	(2.4)%	0.3%	1.9%	8.9%
	Total	$1,378	$1,428	$1,535	(3.6)%	(7.0)%	(0.9)%	(2.1)%
Other Aesthetics	United States	$1,060	$1,122	$1,268	(5.6)%	(11.5)%	(5.6)%	(11.5)%
	International	174	168	198	3.3%	(14.9)%	8.1%	(8.3)%
	Total	$1,234	$1,290	$1,466	(4.4)%	(12.0)%	(3.8)%	(11.1)%
Neuroscience
Botox Therapeutic	United States	$2,476	$2,255	$2,012	9.8%	12.1%	9.8%	12.1%
	International	515	464	439	11.1%	5.6%	15.5%	15.3%
	Total	$2,991	$2,719	$2,451	10.0%	10.9%	10.8%	12.6%
Vraylar	United States	$2,755	$2,037	$1,728	35.2%	17.9%	35.2%	17.9%
	International	4	1	—	>100.0%	n/m	>100.0%	n/m
	Total	$2,759	$2,038	$1,728	35.4%	17.9%	35.4%	17.9%
Duodopa	United States	$97	$95	$102	3.0%	(6.7)%	3.0%	(6.7)%
	International	371	363	409	2.1%	(11.3)%	1.8%	(0.8)%
	Total	$468	$458	$511	2.3%	(10.4)%	2.1%	(2.0)%
Ubrelvy	United States	$803	$680	$552	18.2%	23.2%	18.2%	23.2%
	International	12	—	—	>100.0%	n/m	>100.0%	n/m
	Total	$815	$680	$552	19.9%	23.2%	19.9%	23.2%
Qulipta	United States	$405	$158	$—	>100.0%	>100.0%	>100.0%	>100.0%
	International	3	—	—	>100.0%	n/m	>100.0%	n/m
	Total	$408	$158	$—	>100.0%	>100.0%	>100.0%	>100.0%

39	| 2023 Form 10-K

					Percent change
					At actual currency rates		At constant currency rates
years ended December 31 (dollars in millions)		2023	2022	2021	2023	2022	2023	2022
Other Neuroscience	United States	$254	$456	$667	(44.4)%	(30.5)%	(44.4)%	(30.5)%
	International	22	19	18	20.2%	4.8%	24.4%	9.0%
	Total	$276	$475	$685	(41.9)%	(29.6)%	(41.7)%	(29.5)%
Eye Care
Ozurdex	United States	$143	$139	$130	2.7%	6.9%	2.7%	6.9%
	International	329	289	288	14.0%	0.3%	15.9%	12.9%
	Total	$472	$428	$418	10.3%	2.4%	11.6%	11.0%
Lumigan/Ganfort	United States	$173	$242	$273	(28.4)%	(11.0)%	(28.4)%	(11.0)%
	International	259	272	306	(4.8)%	(11.3)%	(3.6)%	(3.0)%
	Total	$432	$514	$579	(15.9)%	(11.2)%	(15.3)%	(6.8)%
Alphagan/Combigan	United States	$121	$202	$373	(40.1)%	(45.8)%	(40.1)%	(45.8)%
	International	151	144	156	4.9%	(7.9)%	10.4%	2.5%
	Total	$272	$346	$529	(21.4)%	(34.6)%	(19.1)%	(31.5)%
Restasis	United States	$382	$621	$1,234	(38.5)%	(49.6)%	(38.5)%	(49.6)%
	International	54	45	56	19.3%	(20.2)%	25.3%	(13.8)%
	Total	$436	$666	$1,290	(34.6)%	(48.3)%	(34.2)%	(48.0)%
Other Eye Care	United States	$433	$399	$393	9.0%	0.8%	9.0%	0.8%
	International	370	348	358	6.1%	(2.4)%	8.7%	5.4%
	Total	$803	$747	$751	7.6%	(0.7)%	8.8%	3.0%
Other Key Products
Mavyret	United States	$659	$755	$754	(12.7)%	0.2%	(12.7)%	0.2%
	International	771	786	956	(1.9)%	(17.8)%	1.0%	(8.5)%
	Total	$1,430	$1,541	$1,710	(7.2)%	(9.9)%	(5.7)%	(4.7)%
Creon	United States	$1,268	$1,278	$1,191	(0.8)%	7.3%	(0.8)%	7.3%
Linzess/Constella	United States	$1,073	$1,003	$1,006	7.1%	(0.4)%	7.1%	(0.4)%
	International	35	32	32	8.8%	0.3%	9.7%	7.6%
	Total	$1,108	$1,035	$1,038	7.1%	(0.3)%	7.1%	(0.1)%
All other		$3,035	$4,137	$5,019	(26.7)%	(17.6)%	(25.7)%	(16.3)%
Total net revenues		$54,318	$58,054	$56,197	(6.4)%	3.3%	(5.9)%	5.1%
n/m – Not meaningful
The following discussion and analysis of AbbVie's net revenues by product is presented on a constant currency basis.
Global Humira sales decreased 32% in 2023. In the United States, Humira sales decreased 35% in 2023 primarily driven by direct biosimilar competition following loss of exclusivity on January 31, 2023. Internationally, Humira revenues decreased 12% in 2023 primarily driven by the continued impact of direct biosimilar competition. AbbVie continues to pursue strategies to maintain broad formulary access of Humira and manage the impact of biosimilar erosion.
Net revenues for Skyrizi increased 51% in 2023 primarily driven by continued strong market share uptake as well as market growth across all indications, partially offset by unfavorable pricing.
Net revenues for Rinvoq increased 58% in 2023 primarily driven by continued strong market share uptake as well as market growth across all indications, partially offset by unfavorable pricing.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie's 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 21% in 2023 primarily driven by decreased demand and lower market share in the United States as well as decreased collaboration revenues.
Net revenues for Venclexta increased 15% in 2023. In the United States, Venclexta net revenues increased 8% driven by continued market growth across all indications, market share uptake as well as favorable pricing. Internationally, Venclexta net revenues increased 22% primarily driven by continued market share uptake and market growth across all indications.
Net revenues for Botox Cosmetic increased 4% in 2023. In the United States, Botox Cosmetic net revenues increased 1% driven by increased consumer demand due to economic recovery in the toxin market. Internationally, Botox Cosmetic net revenues increased 10% primarily driven by recovery from COVID-19 in China and increased consumer demand across other key international markets.

2023 Form 10-K |	40

Net revenues for Juvederm Collection decreased 1% in 2023. In the United States, Juvederm Collection net revenues decreased 5% primarily driven by decreased consumer demand due to economic pressures, partially offset by new product launches. Internationally, Juvederm Collection revenue increased 2% driven by increased consumer demand across key international markets and price.
Net revenues for Botox Therapeutic increased 11% in 2023 driven by market growth and market share uptake, partially offset by unfavorable pricing.
Net revenues for Vraylar increased 35% in 2023 primarily driven by continued market share uptake as well as market growth. Net revenues were also favorably impacted by the regulatory approval of Vraylar as an adjunctive therapy for the treatment of major depressive disorder in adults.
Net revenues for Ubrelvy increased 20% in 2023 primarily driven by continued market share uptake as well as market growth.
Net revenues for Qulipta increased greater than 100% in 2023 primarily driven by continued strong market share uptake as well as market growth. Net revenues were also favorably impacted by the regulatory approval of Qulipta for the preventive treatment of chronic migraine in adults.
Gross Margin

				Percent change
years ended December 31 (dollars in millions)	2023	2022	2021	2023	2022
Gross margin	$33,903	$40,640	$38,751	(17)%	5%
as a percent of net revenues	62%	70%	69%
Gross margin as a percentage of net revenues in 2023 decreased compared to 2022. Gross margin percentage for 2023 was unfavorably impacted by intangible asset impairment charges of $3.6 billion primarily related to Imbruvica, CoolSculpting and Liletta, higher amortization of intangibles and changes in product mix, partially offset by the favorable tax law changes in Puerto Rico.
Selling, General and Administrative

				Percent change
years ended December 31 (dollars in millions)	2023	2022	2021	2023	2022
Selling, general and administrative	$12,872	$15,260	$12,349	(16)%	24%
as a percent of net revenues	24%	26%	22%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues decreased in 2023 compared to the prior year primarily due to income of $485 million driven by a favorable settlement of a litigation matter in 2023 compared to litigation reserve charges of $2.5 billion in 2022, partially offset by the unfavorable impact of increased brand investments and lower net revenues primarily driven by the Humira loss of exclusivity in the United States.
Research and Development

				Percent change
years ended December 31 (dollars in millions)	2023	2022	2021	2023	2022
Research and development	$7,675	$6,510	$6,922	18%	(6)%
as a percent of net revenues	14%	11%	12%
Research and development (R&D) expenses as a percentage of net revenues increased in 2023 compared to 2022. R&D expense percentage for 2023 was unfavorably impacted by increased funding to support all stages of the company's pipeline assets and lower net revenues primarily driven by the Humira loss of exclusivity in the United States. R&D expense percentage in 2023 was also unfavorably impacted by an intangible asset impairment charge of $630 million.

41	| 2023 Form 10-K

Acquired IPR&D and Milestones

years ended December 31 (in millions)	2023	2022	2021
Upfront charges	$582	$445	$962
Development milestones	196	252	162
Acquired IPR&D and milestones	$778	$697	$1,124
Acquired IPR&D and milestones expense in 2022 included a charge related to the upfront payment of $130 million to acquire Syndesi Therapeutics SA. See Note 5 to the Consolidated Financial Statements for additional information.
Other Operating Expense (Income), Net
Other operating expense (income), net included a gain of $169 million in 2023 and a charge of $229 million in 2022 related to a development liability associated with an asset divested as part of Allergan acquisition. Other operating expense (income), net in 2022 also included $172 million of income related to the sale of worldwide commercial rights of a mature brand Pylera. See Note 5 to the Consolidated Financial Statements for additional information.
Other Non-Operating Expenses

years ended December 31 (in millions)	2023	2022	2021
Interest expense	$2,224	$2,230	$2,423
Interest income	(540)	(186)	(39)
Interest expense, net	$1,684	$2,044	$2,384

Net foreign exchange loss	$146	$148	$51
Other expense, net	4,677	2,448	2,500
Interest expense in 2023 decreased compared to 2022 primarily driven by lower average debt balances as a result of deleveraging, partially offset by the impact of higher interest rates.
Interest income in 2023 increased compared to 2022 primarily due to the impact of higher interest rates.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $5.1 billion in 2023 and $2.8 billion in 2022. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. In 2023, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake, the passage of time and lower discount rates. In 2022, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake and the passage of time, partially offset by higher discount rates.
Income Tax Expense
The effective income tax rate was 22% in 2023, 12% in 2022 and 11% in 2021. The effective income tax rates differed from the statutory tax rate principally due to the impact of foreign operations with lower income tax rates in locations outside the United States, the U.S. global minimum tax, changes in fair value of contingent consideration, tax credits and incentives in the United States, Puerto Rico and other foreign tax jurisdictions, and business development activities. The effective income tax rate in 2023 was higher than prior periods due to increased changes in fair value of contingent consideration, intangible asset impairments and the impacts of the transition from the Puerto Rico excise tax to an income tax.
In 2022, Puerto Rico enacted Act 52-2002 (the “Puerto Rico Act”) allowing for a transition from a Puerto Rico excise tax levied on gross inventory purchases to an income-based tax beginning in 2023. The company completed the transition requirements of the Puerto Rico Act in 2022, resulting in the remeasurement of certain deferred tax assets and liabilities based on income tax rates at which they are expected to reverse in the future. The net tax benefit recognized in 2022 from the remeasurement of deferred taxes related to the Puerto Rico Act was $323 million.
Our net earnings and cash flows could be affected by future tax policy and law changes in the jurisdictions in which we operate, including changes in tax law related to the projects undertaken by the Organization for Economic Cooperation and Development ("OECD"). These projects include a global minimum tax rate of 15%, referred to as "Pillar Two", and the creation of a new global system to tax income based on the location to which products are sold, referred to as "Pillar One." Numerous countries have agreed to a statement in support of the OECD model rules and European Union member states have agreed to

2023 Form 10-K |	42

implement Pillar Two. This implementation includes aspects of legislation that are effective starting in 2024. More widespread implementation of Pillar Two is expected to continue, and incremental aspects of the legislation may start in 2025. Significant details around the provision are still emerging. These changes increase tax uncertainty and may adversely impact income tax expense in future years. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2023	2022	2021
Cash flows provided by (used in)
Operating activities	$22,839	$24,943	$22,777
Investing activities	(2,009)	(623)	(2,344)
Financing activities	(17,222)	(24,803)	(19,039)
Operating cash flows in 2023 decreased from 2022 primarily due to decreased results of operations driven by lower net revenues and higher income tax payments, partially offset by the timing of working capital. Operating cash flows also reflected AbbVie’s contributions to its defined benefit plans of $366 million in 2023 and $357 million in 2022.
Investing cash flows in 2023 included payments made for other acquisitions and investments of $1.2 billion, capital expenditures of $777 million, and net purchases of investments securities totaling $22 million. Investing cash flows in 2022 included payments made for capital expenditures of $695 million, other acquisitions and investments of $539 million, $255 million cash consideration paid to acquire DJS Antibodies Ltd offset by cash acquired and net revenues and maturities of investments securities totaling $92 million.
Financing cash flows in 2023 included repayment of $1.0 billion floating rate three-year term loan, $1.0 billion aggregate principal amount of the company's 2.85% senior notes and $350 million aggregate principal amount of the company's 2.80% senior notes. During the quarter ended December 31, 2023 the company also repaid €500 million aggregate principal amount of 1.50% senior euro notes and $1.3 billion aggregate principal amount of 3.75% senior notes at maturity.
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
Financing cash flows also included cash dividend payments of $10.5 billion in 2023 and $10.0 billion in 2022. The increase in cash dividend payments was primarily driven by an increase of the dividend rate.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management’s discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 10 million shares for $1.6 billion in 2023 and 8 million shares for $1.1 billion in 2022. AbbVie's remaining stock repurchase authorization was $4.8 billion as of December 31, 2023. On February 16, 2023, AbbVie's board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization.
No commercial paper borrowings were issued during 2023 or 2022 and there were no commercial paper borrowings outstanding as of December 31, 2023 or December 31, 2022. Subsequent to 2023, AbbVie issued commercial paper borrowings of which $1.7 billion were outstanding as of the date of filing this Annual Report on Form 10-K. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
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

43	| 2023 Form 10-K

Credit Facility, Access to Capital and Credit Ratings
Credit Facility
In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2023, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of December 31, 2023, December 31, 2022, or December 31, 2021.
In connection with the acquisition of ImmunoGen and proposed acquisition of Cerevel Therapeutics, AbbVie entered into a $9.0 billion 364-day bridge credit agreement and a 364-day term loan credit agreement with an aggregate principal amount of $5.0 billion. No amounts were drawn under the bridge credit agreement or term loan credit agreement as of December 31, 2023.
Subsequent to 2023, on February 12, 2024, AbbVie borrowed $5.0 billion under the term loan credit agreement. See Note 5 and Note 10 to the consolidated financial statements for additional information.
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
Credit Ratings
In 2023, Moody’s Investors Service upgraded AbbVie’s senior unsecured long-term credit rating to A3 with a stable outlook from Baa1 with a positive outlook and affirmed AbbVie’s Prime-2 short-term credit rating. In addition, Standard and Poor's Global ratings upgraded AbbVie's long-term issuer credit rating to A- with a stable outlook from BBB+ with a positive outlook. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
Future Cash Requirements
Contractual Obligations
The following table summarizes AbbVie's estimated material contractual obligations as of December 31, 2023:

(in millions)	Total	Current	Long-term
Long-term debt, including current portion	$59,245	$7,170	$52,075
Interest on long-term debt(a)	26,273	2,313	23,960
Contingent consideration liabilities(b)	19,890	1,952	17,938
(a)Includes estimated future interest payments on long-term debt. Interest payments on debt are calculated for future periods using forecasted interest rates in effect at the end of 2023. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2023. See Note 10 to the Consolidated Financial Statements for additional information regarding the company's debt instruments and Note 11 for additional information on the interest rate swap agreements outstanding at December 31, 2023.
(b)Includes contingent consideration liabilities which are recorded at fair value on the consolidated balance sheet. Potential contingent consideration payments that exceed the fair value recorded on the consolidated balance sheet are not included in the table of contractual obligations. See Note 11 to the Consolidated Financial Statements for additional information regarding these liabilities.

2023 Form 10-K |	44

AbbVie enters into certain unconditional purchase obligations and other commitments in the normal course of business. There have been no changes to these commitments that would have a material impact on the company’s ability to meet either short-term or long-term future cash requirements.
Income Taxes
Future income tax cash requirements include a one-time transition tax liability on a mandatory deemed repatriation of previously untaxed earnings of foreign subsidiaries resulting from U.S. tax reform enacted in 2017. The one-time transition tax liability was $3.0 billion as of December 31, 2023 and is payable in three future annual installments.
Liabilities for unrecognized tax benefits totaled $6.7 billion as of December 31, 2023. It is not possible to reliably estimate the timing of the future cash outflows related to these liabilities. See Note 14 to the Consolidated Financial Statements for additional information on these unrecognized tax benefits.
Quarterly Cash Dividend
On October 26, 2023, AbbVie announced that its board of directors declared an increase in the quarterly cash dividend from $1.48 per share to $1.55 per share beginning with the dividend payable on February 15, 2024, to stockholders of record as of January 16, 2024. This reflects an increase of approximately 4.7% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
Acquisitions
In the fourth quarter of 2023, AbbVie entered into a definitive agreement to acquire Cerevel Therapeutics for a total value of approximately $8.7 billion. The transaction is expected to close in 2024 subject to regulatory approvals and other customary closing conditions.
Subsequent to 2023, on February 12, 2024, AbbVie completed its previously announced acquisition of ImmunoGen for a total value of approximately $10.1 billion.
In connection with these acquisitions, AbbVie entered into several debt and financing arrangements. See Note 5 and Note 10 to the consolidated financial statements for additional information.
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

45	| 2023 Form 10-K

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
Rebate and chargeback accruals are accounted for as variable consideration and are recorded as a reduction to revenue in the period the related product is sold. Provisions for rebates and chargebacks totaled $56.8 billion in 2023, $41.4 billion in 2022 and $33.9 billion in 2021. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accrual for that rebate include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant.
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
The following table is an analysis of the three largest accruals for rebates and chargebacks, which comprise approximately 94% of the total consolidated rebate and chargebacks recorded as reductions to revenues in 2023. Remaining rebate provisions charged against gross revenues are not significant in the determination of operating earnings.

(in millions)	Medicaid and Medicare Rebates	Managed Care Rebates	Wholesaler Chargebacks
Balance as of December 31, 2020	$2,945	$2,907	$741
Provisions	9,622	11,306	11,286
Payments	(8,751)	(11,116)	(11,125)
Balance as of December 31, 2021	3,816	3,097	902
Provisions	11,713	14,119	13,070
Payments	(10,331)	(12,974)	(12,829)
Balance as of December 31, 2022	5,198	4,242	1,143
Provisions	15,153	23,978	14,191
Payments	(15,054)	(21,200)	(14,162)
Balance as of December 31, 2023	$5,297	$7,020	$1,172
Other Allowances
Other allowances include cash discounts, product returns, sales incentives and other adjustments, which are accounted for as variable consideration and are recorded as a reduction to revenue in the same period the related product is sold. Reserves for cash discounts and sales incentives are readily determinable because the company's experience of payment history is fairly consistent. Product returns can be reliably estimated based on the company's historical return experience. Cash discounts totaled $2.0 billion in 2023, $1.8 billion in 2022 and $1.6 billion in 2021. Allowances other than cash discounts are not significant.
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

2023 Form 10-K |	46

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
AbbVie's assumed discount rates have a significant effect on the amounts reported for defined benefit pension and other post-employment plans as of December 31, 2023. A 50 basis point change in the assumed discount rate would have had the following effects on AbbVie's calculation of net periodic benefit costs in 2024 and projected benefit obligations as of December 31, 2023:

	50 basis point
(in millions) (brackets denote a reduction)	Increase	Decrease
Defined benefit plans
Net periodic benefit cost	$(49)	$70
Projected benefit obligation	(674)	756
Other post-employment plans
Net periodic benefit cost	$(6)	$7
Projected benefit obligation	(53)	59
The expected long-term rate of return is based on the asset allocation, historical performance and the current view of expected future returns. AbbVie considers these inputs with a long-term focus to avoid short-term market influences. The current long-term rate of return on plan assets for each plan is supported by the historical performance of the trust's actual and target asset allocation. AbbVie's assumed expected long-term rate of return has a significant effect on the amounts reported for defined benefit pension plans as of December 31, 2023 and will be used in the calculation of net periodic benefit cost in 2024. A one percentage point change in assumed expected long-term rate of return on plan assets would increase or decrease the net period benefit cost of these plans in 2024 by $106 million.
The health care cost trend rate is selected by reviewing historical trends and current views on projected future health care cost increases. The current health care cost trend rate is supported by the historical trend experience of each plan. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans as of December 31, 2023 and will be used in the calculation of net periodic benefit cost in 2024.
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

47	| 2023 Form 10-K

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

2023 Form 10-K |	48

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
Foreign Currency Risk
AbbVie's primary net foreign currency exposures are the Euro, Japanese yen, Canadian dollar, Chinese yuan and British pound. The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2023 and 2022:

	2023			2022
as of December 31 (in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$10,707	1.107	$(99)	$8,507	1.071	$9
Canadian dollar	1,244	1.329	(8)	1,302	1.312	40
Japanese yen	726	139.636	2	567	133.271	(3)
British pound	505	1.271	(1)	772	1.234	(8)
Chinese yuan	479	7.104	—	596	7.024	(5)
All other currencies	2,263	n/a	(31)	1,954	n/a	(2)
Total	$15,924		$(137)	$13,698		$31
The company estimates that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $1.6 billion at December 31, 2023. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. However, gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders' equity volatility relating to foreign exchange. A 10% appreciation is believed to be a reasonably possible near-term change in foreign currencies.
As of December 31, 2023, the company has €5.4 billion aggregate principal amount of unsecured senior Euro notes outstanding, which are exposed to foreign currency risk. The company designated these foreign currency denominated notes as hedges of its net investments in certain foreign subsidiaries and affiliates. As a result, any foreign currency translation gains or losses related to the Euro notes will be included in accumulated other comprehensive loss. See Note 10 to the Consolidated Financial Statements for additional information regarding the senior Euro notes and Note 11 to the Consolidated Financial Statements for additional information regarding the net investment hedging program.
Interest Rate Risk
The company estimates that an increase in interest rates of 100 basis points would adversely impact the fair value of AbbVie's interest rate swap contracts by approximately $216 million at December 31, 2023. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $3.9 billion at December 31, 2023. A 100 basis point change is believed to be a reasonably possible near-term change in interest rates.

49	| 2023 Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	96

2023 Form 10-K |	50

AbbVie Inc. and Subsidiaries
Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2023	2022	2021
Net revenues	$54,318	$58,054	$56,197

Cost of products sold	20,415	17,414	17,446
Selling, general and administrative	12,872	15,260	12,349
Research and development	7,675	6,510	6,922
Acquired IPR&D and milestones	778	697	1,124
Other operating expense (income), net	(179)	56	432
Total operating costs and expenses	41,561	39,937	38,273
Operating earnings	12,757	18,117	17,924

Interest expense, net	1,684	2,044	2,384
Net foreign exchange loss	146	148	51
Other expense, net	4,677	2,448	2,500
Earnings before income tax expense	6,250	13,477	12,989
Income tax expense	1,377	1,632	1,440
Net earnings	4,873	11,845	11,549
Net earnings attributable to noncontrolling interest	10	9	7
Net earnings attributable to AbbVie Inc.	$4,863	$11,836	$11,542

Per share data
Basic earnings per share attributable to AbbVie Inc.	$2.73	$6.65	$6.48
Diluted earnings per share attributable to AbbVie Inc.	$2.72	$6.63	$6.45

Weighted-average basic shares outstanding	1,768	1,771	1,770
Weighted-average diluted shares outstanding	1,773	1,778	1,777

The accompanying notes are an integral part of these consolidated financial statements.

51	| 2023 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

years ended December 31 (in millions)	2023	2022	2021
Net earnings	$4,873	$11,845	$11,549

Foreign currency translation adjustments, net of tax expense (benefit) of $15 in 2023, $(10) in 2022 and $(35) in 2021	407	(943)	(1,153)
Net investment hedging activities, net of tax expense (benefit) of $(109) in 2023, $152 in 2022 and $193 in 2021	(399)	555	699
Pension and post-employment benefits, net of tax expense (benefit) of $(6) in 2023, $272 in 2022 and $124 in 2021	(30)	1,088	521
Cash flow hedging activities, net of tax expense (benefit) of $(19) in 2023, $5 in 2022 and $20 in 2021	(84)	—	151
Other comprehensive income (loss)	$(106)	$700	$218
Comprehensive income	4,767	12,545	11,767
Comprehensive income attributable to noncontrolling interest	10	9	7
Comprehensive income attributable to AbbVie Inc.	$4,757	$12,536	$11,760

The accompanying notes are an integral part of these consolidated financial statements.

2023 Form 10-K |	52

AbbVie Inc. and Subsidiaries
Consolidated Balance Sheets

as of December 31 (in millions, except share data)	2023	2022
Assets
Current assets
Cash and equivalents	$12,814	$9,201
Short-term investments	2	28
Accounts receivable, net	11,155	11,254
Inventories	4,099	3,579
Prepaid expenses and other	4,932	4,401
Total current assets	33,002	28,463

Investments	304	241
Property and equipment, net	4,989	4,935
Intangible assets, net	55,610	67,439
Goodwill	32,293	32,156
Other assets	8,513	5,571
Total assets	$134,711	$138,805

Liabilities and Equity
Current liabilities
Short-term borrowings	$—	$1
Current portion of long-term debt and finance lease obligations	7,191	4,135
Accounts payable and accrued liabilities	30,650	25,402
Total current liabilities	37,841	29,538

Long-term debt and finance lease obligations	52,194	59,135
Deferred income taxes	1,952	2,190
Other long-term liabilities	32,327	30,655

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,823,046,087 shares issued as of December 31, 2023 and 1,813,770,294 as of December 31, 2022	18	18
Common stock held in treasury, at cost, 57,105,354 shares as of December 31, 2023 and 44,589,000 as of December 31, 2022	(6,533)	(4,594)
Additional paid-in capital	20,180	19,245
Retained earnings (accumulated deficit)	(1,000)	4,784
Accumulated other comprehensive loss	(2,305)	(2,199)
Total stockholders' equity	10,360	17,254
Noncontrolling interest	37	33
Total equity	10,397	17,287

Total liabilities and equity	$134,711	$138,805
The accompanying notes are an integral part of these consolidated financial statements.

53	| 2023 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Equity

years ended December 31 (in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at December 31, 2020	1,765	$18	$(2,264)	$17,384	$1,055	$(3,117)	$21	$13,097
Net earnings attributable to AbbVie Inc.	—	—	—	—	11,542	—	—	11,542
Other comprehensive income, net of tax	—	—	—	—	—	218	—	218
Dividends declared	—	—	—	—	(9,470)	—	—	(9,470)
Purchases of treasury stock	(8)	—	(934)	—	—	—	—	(934)
Stock-based compensation plans and other	11	—	55	921	—	—	—	976
Change in noncontrolling interest	—	—	—	—	—	—	7	7
Balance at December 31, 2021	1,768	18	(3,143)	18,305	3,127	(2,899)	28	15,436
Net earnings attributable to AbbVie Inc.	—	—	—	—	11,836	—	—	11,836
Other comprehensive income, net of tax	—	—	—	—	—	700	—	700
Dividends declared	—	—	—	—	(10,179)	—	—	(10,179)
Purchases of treasury stock	(10)	—	(1,487)	—	—	—	—	(1,487)
Stock-based compensation plans and other	11	—	36	940	—	—	—	976
Change in noncontrolling interest	—	—	—	—	—	—	5	5
Balance at December 31, 2022	1,769	18	(4,594)	19,245	4,784	(2,199)	33	17,287
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,863	—	—	4,863
Other comprehensive loss, net of tax	—	—	—	—	—	(106)	—	(106)
Dividends declared	—	—	—	—	(10,647)	—	—	(10,647)
Purchases of treasury stock	(12)	—	(1,978)	—	—	—	—	(1,978)
Stock-based compensation plans and other	9	—	39	935	—	—	—	974
Change in noncontrolling interest	—	—	—	—	—	—	4	4
Balance at December 31, 2023	1,766	$18	$(6,533)	$20,180	$(1,000)	$(2,305)	$37	$10,397

The accompanying notes are an integral part of these consolidated financial statements.

2023 Form 10-K |	54

AbbVie Inc. and Subsidiaries
Consolidated Statements of Cash Flows

years ended December 31 (in millions) (brackets denote cash outflows)	2023	2022	2021
Cash flows from operating activities
Net earnings	$4,873	$11,845	$11,549
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	752	778	803
Amortization of intangible assets	7,946	7,689	7,718
Deferred income taxes	(2,889)	(1,931)	(898)
Change in fair value of contingent consideration liabilities	5,128	2,761	2,679
Payments of contingent consideration liabilities	(870)	(164)	(91)
Stock-based compensation	747	671	692
Acquired IPR&D and milestones	778	697	1,124
Other charges related to collaborations	—	—	500
Gain on divestitures	—	(172)	(68)
Non-cash litigation reserve adjustments, net of cash payments	(443)	2,243	163
Impairment of intangible assets	4,229	770	50
Other, net	(225)	(150)	(213)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	66	(1,455)	(1,321)
Inventories	(417)	(686)	(142)
Prepaid expenses and other assets	(188)	(264)	(197)
Accounts payable and other liabilities	3,840	1,769	1,719
Income tax assets and liabilities, net	(488)	542	(1,290)
Cash flows from operating activities	22,839	24,943	22,777

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(255)	(525)
Other acquisitions and investments	(1,223)	(539)	(1,377)
Acquisitions of property and equipment	(777)	(695)	(787)
Purchases of investment securities	(77)	(1,438)	(119)
Sales and maturities of investment securities	55	1,530	98
Other, net	13	774	366
Cash flows from investing activities	(2,009)	(623)	(2,344)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,000	1,000
Repayments of long-term debt and finance lease obligations	(4,149)	(14,433)	(9,414)
Debt issuance costs	(38)	—	—
Dividends paid	(10,539)	(10,043)	(9,261)
Purchases of treasury stock	(1,972)	(1,487)	(934)
Proceeds from the exercise of stock options	180	262	244
Payments of contingent consideration liabilities	(752)	(1,132)	(698)
Other, net	48	30	24
Cash flows from financing activities	(17,222)	(24,803)	(19,039)
Effect of exchange rate changes on cash and equivalents	5	(62)	(97)
Net change in cash and equivalents	3,613	(545)	1,297
Cash and equivalents, beginning of year	9,201	9,746	8,449

Cash and equivalents, end of year	$12,814	$9,201	$9,746

Other supplemental information
Interest paid, net of portion capitalized	$2,469	$2,546	$2,712
Income taxes paid	4,702	2,988	3,648
The accompanying notes are an integral part of these consolidated financial statements.

55	| 2023 Form 10-K

AbbVie Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 Background

Background
The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacturing and sale of a broad line of therapies that address some of the world's most complex and serious diseases. AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market works through largely centralized national payers systems to agree on reimbursement terms.
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

2023 Form 10-K |	56

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
Advertising
Costs associated with advertising are expensed as incurred and are included in selling, general and administrative (SG&A) expense in the consolidated statements of earnings. Advertising expenses were $2.2 billion in 2023, $2.0 billion in 2022 and $2.1 billion in 2021.

57	| 2023 Form 10-K

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
AbbVie periodically assesses its marketable debt securities for impairment and credit losses. When a decline in the fair value of marketable debt security is due to credit related factors, an allowance for credit losses is recorded with a corresponding charge to other expense, net in the consolidated statements of earnings. When AbbVie determines that a non-credit related impairment has occurred, the amortized cost basis of the investment, net of allowance for credit losses, is written down with a charge to other expense, net in the consolidated statements of earnings and an available-for-sale investment's unrealized loss is reclassified from AOCI to other expense, net in the consolidated statements of earnings. Realized gains and losses on sales of investments are computed using the first-in, first-out method adjusted for any impairments and credit losses that were recorded in net earnings.
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

2023 Form 10-K |	58

Inventories
Inventories are valued at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Inventories consisted of the following:

as of December 31 (in millions)	2023	2022
Finished goods	$1,356	$1,162
Work-in-process	1,643	1,417
Raw materials	1,100	1,000
Inventories	$4,099	$3,579
Property and Equipment

as of December 31 (in millions)	2023	2022
Land	$286	$286
Buildings	2,827	2,737
Equipment	7,449	7,107
Construction in progress	1,073	856
Property and equipment, gross	11,635	10,986
Less accumulated depreciation	(6,646)	(6,051)
Property and equipment, net	$4,989	$4,935
Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful life for buildings ranges from 10 to 50 years. Buildings include leasehold improvements which are amortized over the lesser of the remainder of the lease term or the useful life of the leasehold improvement. The estimated useful life for equipment ranges from 2 to 25 years. Equipment includes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use and is amortized over 3 to 10 years. Depreciation expense was $752 million in 2023, $778 million in 2022 and $803 million in 2021.
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

59	| 2023 Form 10-K

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

2023 Form 10-K |	60

Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2023-09
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740). The standard requires disaggregation of the effective rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. The standard will be effective for AbbVie starting in annual periods in 2025, with early adoption permitted. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements.
ASU No. 2023-07
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The standard requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The standard is effective for AbbVie starting in annual periods in 2024 and interim periods in 2025, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements.
Note 3 Supplemental Financial Information

Interest Expense, Net

years ended December 31 (in millions)	2023	2022	2021
Interest expense	$2,224	$2,230	$2,423
Interest income	(540)	(186)	(39)
Interest expense, net	$1,684	$2,044	$2,384
Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2023	2022
Sales rebates	$13,627	$10,717
Dividends payable	2,783	2,680
Accounts payable	3,688	2,934
Current portion of contingent consideration liabilities	1,952	1,469
Salaries, wages and commissions	1,802	1,371
Royalty and license arrangements	360	412
Other	6,438	5,819
Accounts payable and accrued liabilities	$30,650	$25,402
Other Long-Term Liabilities

as of December 31 (in millions)	2023	2022
Contingent consideration liabilities	$17,938	$14,915
Liabilities for unrecognized tax benefits	6,681	6,502
Income taxes payable	2,182	2,985
Pension and other post-employment benefits	1,538	1,638
Other	3,988	4,615
Other long-term liabilities	$32,327	$30,655

61	| 2023 Form 10-K

Note 4 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Years ended December 31,
(in millions, except per share data)	2023	2022	2021
Basic EPS
Net earnings attributable to AbbVie Inc.	$4,863	$11,836	$11,542
Earnings allocated to participating securities	43	54	74
Earnings available to common shareholders	$4,820	$11,782	$11,468
Weighted average basic shares of common stock outstanding	1,768	1,771	1,770
Basic earnings per share attributable to AbbVie Inc.	$2.73	$6.65	$6.48

Diluted EPS
Net earnings attributable to AbbVie Inc.	$4,863	$11,836	$11,542
Earnings allocated to participating securities	43	54	74
Earnings available to common shareholders	$4,820	$11,782	$11,468
Weighted average shares of common stock outstanding	1,768	1,771	1,770
Effect of dilutive securities	5	7	7
Weighted average diluted shares of common stock outstanding	1,773	1,778	1,777
Diluted earnings per share attributable to AbbVie Inc.	$2.72	$6.63	$6.45
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 5 Licensing, Acquisitions and Other Arrangements

Proposed Acquisition of Cerevel Therapeutics Holdings, Inc.
On December 6, 2023, AbbVie announced that it entered into a definitive agreement under which AbbVie will acquire Cerevel Therapeutics Holdings, Inc. (Cerevel Therapeutics). Under the terms of the agreement, AbbVie will acquire all outstanding shares of Cerevel Therapeutics for $45.00 per share in cash for a total value of approximately $8.7 billion. The transaction is expected to close in 2024 subject to regulatory approvals and other customary closing conditions.
Cerevel Therapeutics is a clinical-stage biotechnology company focused on the discovery and development of differentiated therapies for Neuroscience diseases. Cerevel Therapeutics neuroscience pipeline includes multiple clinical-stage and preclinical candidates with the potential to treat several diseases including schizophrenia, Parkinson's disease and mood disorders.

2023 Form 10-K |	62

Acquisition of ImmunoGen, Inc.
Subsequent to 2023, on February 12, 2024, AbbVie completed its previously announced acquisition of ImmunoGen, Inc. (ImmunoGen). Under the terms of the agreement, AbbVie acquired all outstanding shares of ImmunoGen for $31.26 per share in cash for a total value of approximately $10.1 billion.
Due to the proximity of the closing date of the acquisition to the date of filing this Annual Report on Form 10-K, the initial accounting for the acquisition is not complete. Significant, relevant information needed to complete the initial accounting, including the identification and measurement of the fair value of assets acquired and liabilities assumed, is pending. As a result, it is not practicable to disclose the preliminary allocation of the purchase price to assets acquired and liabilities assumed or provide other related disclosures. The accounting impact of this acquisition and the operating results of ImmunoGen will be included in the consolidated financial statements beginning in the first quarter of 2024.
ImmunoGen is a commercial-stage biotechnology company focused on the discovery, development and commercialization of antibody-drug conjugates (ADC) for cancer patients. ImmunoGen's oncology portfolio includes its flagship cancer therapy Elahere, a first-in-class ADC approved for platinum-resistant ovarian cancer, and a pipeline of promising next-generation ADC's targeting hematologic malignancies and solid tumors.
In connection with these acquisitions, AbbVie entered into several debt and financing arrangements. See Note 10 for additional information.
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
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $1.2 billion in 2023, $539 million in 2022 and $1.4 billion in 2021. AbbVie recorded acquired IPR&D and milestones expense of $778 million in 2023, $697 million in 2022 and $1.1 billion in 2021. Significant arrangements impacting 2023, 2022 and 2021, some of which require contingent milestone payments, are summarized below.
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

63	| 2023 Form 10-K

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
Other Arrangements
In addition to the significant arrangements described above, AbbVie entered into several other arrangements resulting in charges related to upfront payments of $582 million in 2023, $315 million in 2022 and $192 million in 2021. In connection with the other individually insignificant early-stage arrangements entered into in 2023, AbbVie could make additional payments of up to $10.9 billion upon the achievement of certain development, regulatory and commercial milestones. Acquired IPR&D and milestones expense also included development milestones of $196 million in 2023, $252 million in 2022 and $162 million in 2021.

2023 Form 10-K |	64

Note 6 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting 2023, 2022 and 2021.
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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

years ended December 31 (in millions)	2023	2022	2021
United States - Janssen's share of profits (included in cost of products sold)	$1,245	$1,607	$2,018
International - AbbVie's share of profits (included in net revenues)	931	1,142	1,087
Global - AbbVie's share of other costs (included in respective line items)	228	268	304
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $236 million at December 31, 2023 and $295 million at December 31, 2022. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $307 million at December 31, 2023 and $379 million at December 31, 2022.
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

65	| 2023 Form 10-K

The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

years ended December 31 (in millions)	2023	2022	2021
Genentech's share of profits, including royalties (included in cost of products sold)	$869	$778	$703
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	41	37	40
AbbVie's share of development costs (included in R&D)	109	121	140
Note 7 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2021	$32,379
Additions(a)	92
Foreign currency translation adjustments and other	(315)
Balance as of December 31, 2022	32,156
Foreign currency translation adjustments and other	137
Balance as of December 31, 2023	$32,293
(a)Goodwill additions related to the acquisition of DJS in the fourth quarter of 2022 (see Note 5).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of December 31, 2023 and 2022, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	2023			2022
as of December 31 (in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$75,142	$(22,455)	$52,687	$87,698	$(25,003)	$62,695
License agreements	8,191	(5,571)	2,620	8,474	(4,642)	3,832
Total definite-lived intangible assets	83,333	(28,026)	55,307	96,172	(29,645)	66,527
Indefinite-lived intangible assets	303	—	303	912	—	912
Total intangible assets, net	$83,636	$(28,026)	$55,610	$97,084	$(29,645)	$67,439
Definite-Lived Intangible Assets
In the fourth quarter of 2023, the company made a decision to reduce current sales and marketing investment related to both CoolSculpting, a body contouring technology for aesthetic nonsurgical fat reduction, and Liletta, an on-market women’s health product. Each of these strategic decisions contributed to significant decreases in the estimated future cash flows for the respective products and represented triggering events that required an evaluation of the underlying definite-lived intangible assets for impairment. The company used a discounted cash flow analysis for both products. For CoolSculpting, the fair value of $290 million was lower than the carrying value of $1.3 billion resulting in a partial impairment of both the gross and net carrying amount. For Liletta, the fair value of $241 million was lower than the carrying value of $561 million resulting in a partial impairment of both the gross and net carrying amount. Based on the revised cash flows, the company recorded a pre-tax impairment charge of $1.4 billion to costs of products sold in the consolidated statement of earnings for the fourth quarter of 2023.

2023 Form 10-K |	66

In August 2023, as part of the Inflation Reduction Act of 2022, the company’s oncology product Imbruvica sold in the United States (U.S.) was included on the list of products selected for negotiation by the Centers for Medicare & Medicaid Services. The selection resulted in a significant decrease in the estimated future cash flows for the product and represented a triggering event which required the company to evaluate the underlying definite-lived intangible asset for impairment. The company utilized a discounted cash flow analysis to determine the fair value of $1.9 billion, which was lower than the carrying value of $4.0 billion and resulted in a partial impairment of both the gross and net carrying amount as of August 29, 2023. Based on the revised cash flows, the company recorded a pre-tax impairment charge of $2.1 billion to cost of products sold in the consolidated statement of earnings for the third quarter of 2023.
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
Fair value measurements for the above evaluations were based on Level 3 inputs including estimated net revenues, cost of products sold, R&D costs, selling and marketing costs and discount rate.
Definite-lived intangible assets are amortized over their estimated useful lives, which range between 1 to 16 years with an average of 12 years for developed product rights and 11 years for license agreements. Amortization expense was $7.9 billion in 2023, $7.7 billion in 2022 and $7.7 billion in 2021 and was included in cost of products sold in the consolidated statements of earnings. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2023 is as follows:

(in billions)	2024	2025	2026	2027	2028
Anticipated annual amortization expense	$7.4	$7.0	$6.3	$5.6	$5.7
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval.
The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist.
During the first quarter of 2023, the company made a decision to revise the research and development plan for AGN-151607, a novel investigational neurotoxin for the prevention of postoperative atrial fibrillation in cardiac surgery patients. This decision contributed to a delay in the estimated timing of regulatory approval as well as a significant decrease in estimated future cash flows of the product and represented a triggering event which required the company to evaluate the underlying indefinite-lived intangible asset for impairment. The company utilized a discounted cash flow analysis to estimate the fair value which was below the carrying value of the intangible asset. Based on the revised cash flows, the company recorded a pre-tax impairment charge of $630 million to research and development expense in the consolidated statement of earnings for the first quarter of 2023.
Note 8 Integration and Restructuring Plans

Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization and incurred total cumulative charges of $2.5 billion through 2023. These costs consisted of severance and employee benefit costs (cash severance, non-cash severance, including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses.

67	| 2023 Form 10-K

The following table summarizes the charges associated with the Allergan acquisition integration plan:

year ended December 31 (in millions)	2023	2022	2021
Cost of products sold	$89	$117	$132
Research and development	7	23	102
Selling, general and administrative	192	399	353
Total charges	$288	$539	$587
The following table summarizes the cash activity in the recorded liability associated with the integration plan:

year ended December 31 (in millions)
Accrued balance as of December 31, 2020	$387
Charges	526
Payments and other adjustments	(658)
Accrued balance as of December 31, 2021	255
Charges	377
Payments and other adjustments	(525)
Accrued balance as of December 31, 2022	107
Charges	274
Payments and other adjustments	(338)
Accrued balance as of December 31, 2023	$43
Other Restructuring
AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. In 2023, 2022 and 2021, no such plans were individually significant. Restructuring charges recorded were $132 million in 2023, $241 million in 2022 and $59 million in 2021 and were primarily related to employee severance and contractual obligations. These charges were recorded in cost of products sold, R&D expense and SG&A expenses in the consolidated statements of earnings based on the classification of the affected employees or operations.
The following table summarizes the cash activity in the restructuring reserve for 2023, 2022 and 2021:

(in millions)
Accrued balance as of December 31, 2020	$90
Charges	54
Payments and other adjustments	(111)
Accrued balance as of December 31, 2021	33
Charges	193
Payments and other adjustments	(50)
Accrued balance as of December 31, 2022	176
Charges	107
Payments and other adjustments	(87)
Accrued balance as of December 31, 2023	$196

2023 Form 10-K |	68

Note 9 Leases

AbbVie's lease portfolio primarily consists of real estate properties, vehicles and equipment. The following table summarizes the amounts and location of operating and finance leases on the consolidated balance sheets:

as of December 31 (in millions)	Balance sheet caption	2023	2022
Assets
Operating	Other assets	$744	$737
Finance	Property and equipment, net	35	25
Total lease assets		$779	$762
Liabilities
Operating
Current	Accounts payable and accrued liabilities	$166	$166
Noncurrent	Other long-term liabilities	735	754
Finance
Current	Current portion of long-term debt and finance lease obligations	15	17
Noncurrent	Long-term debt and finance lease obligations	27	17
Total lease liabilities		$943	$954
The following table summarizes the lease costs recognized in the consolidated statements of earnings:

years ended December 31 (in millions)	2023	2022	2021
Operating lease cost	$189	$201	$226
Short-term lease cost	28	67	56
Variable lease cost	88	71	71
Total lease cost	$305	$339	$353
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
Sublease income and finance lease costs were insignificant in 2023, 2022 and 2021.

69	| 2023 Form 10-K

The following table presents the weighted-average remaining lease term and weighted-average discount rate for operating and finance leases:

years ended December 31	2023	2022	2021
Weighted-average remaining lease term (years)
Operating	7	8	7
Finance	3	2	3
Weighted-average discount rate
Operating	3.0%	2.6%	2.4%
Finance	3.6%	1.5%	1.1%
The following table presents supplementary cash flow information regarding the company's leases:

years ended December 31 (in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$214	$212	$236
Right-of-use assets obtained in exchange for new operating lease liabilities	173	235	66
Finance lease cash flows were insignificant in 2023, 2022 and 2021.
The following table summarizes the future maturities of AbbVie's operating and finance lease liabilities as of December 31, 2023:

(in millions)	Operating leases	Finance leases	Total(a)
2024	$194	$15	$209
2025	169	14	183
2026	145	12	157
2027	115	2	117
2028	93	—	93
Thereafter	292	—	292
Total lease payments	1,008	43	1,051
Less: Interest	107	1	108
Present value of lease liabilities	$901	$42	$943
(a)Lease payments recognized as part of lease liabilities for optional renewal periods are insignificant.

2023 Form 10-K |	70

Note 10 Debt, Credit Facilities and Commitments and Contingencies

The following table summarizes long-term debt:

as of December 31 (dollars in millions)	2023 Effective interest rate (a)	2023	2022 Effective interest rate (a)	2022
1.50-3.75% aggregate notes due 2023	0.49-3.84%	$—	0.49-3.84%	$3,132
Floating rate term loans due 2023	5.07%	—	2.45%	1,000
2.60% senior notes due 2024	2.69%	3,750	2.69%	3,750
1.375% senior euro notes due 2024 (€1,450 principal)	1.46%	1,610	1.46%	1,543
3.85% senior notes due 2024	2.07%	1,032	2.07%	1,032
1.25% senior euro notes due 2024 (€700 principal)	0.65%	777	0.65%	745
3.60% senior notes due 2025	3.66%	3,750	3.66%	3,750
3.80% senior notes due 2025	2.09%	3,021	2.09%	3,021
Floating rate term loans due 2025	5.95%	2,000	2.82%	2,000
2.95% senior notes due 2026	3.02%	4,000	3.02%	4,000
3.20% senior notes due 2026	3.28%	2,000	3.28%	2,000
0.75% senior euro notes due 2027 (€750 principal)	0.86%	833	0.86%	798
4.25% senior notes due 2028	4.38%	1,750	4.38%	1,750
2.125% senior euro notes due 2028 (€750 principal)	2.18%	833	2.18%	798
2.625% senior euro notes due 2028 (€500 principal)	1.20%	555	1.20%	532
3.20% senior notes due 2029	3.25%	5,500	3.25%	5,500
2.125% senior euro notes due 2029 (€550 principal)	1.19%	611	1.19%	585
1.25% senior euro notes due 2031 (€650 principal)	1.30%	722	1.30%	691
4.55% senior notes due 2035	3.52%	1,789	3.52%	1,789
4.50% senior notes due 2035	4.58%	2,500	4.58%	2,500
4.30% senior notes due 2036	4.37%	1,000	4.37%	1,000
4.05% senior notes due 2039	4.11%	4,000	4.11%	4,000
4.40% senior notes due 2042	4.46%	2,600	4.46%	2,600
4.625% senior notes due 2042	4.00%	457	4.00%	457
4.85% senior notes due 2044	4.11%	1,074	4.11%	1,074
4.70% senior notes due 2045	4.73%	2,700	4.73%	2,700
4.75% senior notes due 2045	4.20%	881	4.20%	881
4.45% senior notes due 2046	4.50%	2,000	4.50%	2,000
4.875% senior notes due 2048	4.94%	1,750	4.94%	1,750
4.25% senior notes due 2049	4.29%	5,750	4.29%	5,750
Fair value hedges		(266)		(346)
Unamortized bond discounts		(106)		(116)
Unamortized deferred financing costs		(198)		(222)
Unamortized bond premiums(b)		668		793
Other		42		33
Total long-term debt and finance lease obligations		59,385		63,270
Current portion		7,191		4,135
Noncurrent portion		$52,194		$59,135
(a)Excludes the effect of any related interest rate swaps.
(b)Represents unamortized purchase price adjustments of Allergan debt.

71	| 2023 Form 10-K

Senior notes and floating rate term loans are redeemable prior to maturity at a redemption price equal to the principal amount plus a make-whole premium and AbbVie may redeem these debt securities at par generally between one and six months prior to maturity. At December 31, 2023, the company was in compliance with its senior note covenants and term loan covenants.
Maturities of Long-Term Debt

as of and for the years ending December 31 (in millions)
2024	$7,170
2025	8,771
2026	6,000
2027	833
2028	3,138
Thereafter	33,333
Total obligations and commitments	59,245
Fair value hedges, unamortized bond premiums/discounts, deferred financing costs and finance lease obligations	140
Total long-term debt and finance lease obligations	$59,385
Repayment and Issuance of Long-Term Debt
In 2023, the company repaid a $1.0 billion floating rate three-year term loan, $350 million aggregate principal amount of 2.80% senior notes and $1.0 billion aggregate principal amount of 2.85% senior notes at maturity. During the quarter ended December 31, 2023, the company also repaid €500 million aggregate principal amount of 1.50% senior euro notes and $1.3 billion aggregate principal amount of 3.75% senior notes at maturity.
In 2022, the company repaid $2.9 billion aggregate principal amount of 3.450% senior notes, $1.7 billion aggregate principal amount of 3.25% senior notes and $1.0 billion aggregate principal amount of 3.2% senior notes. These repayments were made by exercising, under the terms of the notes ranging between 60 and 90-day early redemptions at 100% of the principal amount. During the quarter ended December 31, 2022, the company also paid $3.1 billion aggregate principal amount of 2.9% senior notes, $3.0 billion aggregate principal amount of 2.3% senior notes and $750 million aggregate principal amount of floating rate senior notes at maturity. Additionally in 2022, the company refinanced its $2.0 billion floating rate five-year term loan. As part of the refinancing, the company repaid the existing $2.0 billion term loan due May 2025 and borrowed $2.0 billion under a new term loan at a lower floating rate. All other significant terms of the loan, including the maturity date, remained unchanged after the refinancing.
Financing Related to ImmunoGen and Cerevel Therapeutics Acquisitions
In connection with the acquisition of ImmunoGen and proposed acquisition of Cerevel Therapeutics, on December 6, 2023, AbbVie entered into a $9.0 billion 364-day bridge credit agreement and on December 21, 2023, AbbVie entered into a 364-day term loan credit agreement with an aggregate principal amount of $5.0 billion. No amounts were drawn under the bridge credit agreement or term loan credit agreement as of December 31, 2023.
Subsequent to 2023, on February 12, 2024, AbbVie borrowed $5.0 billion under the term loan credit agreement. See Note 5 for additional information.
Short-Term Borrowings
No commercial paper borrowings were issued during 2023 or 2022 and there were no commercial paper borrowings outstanding as of December 31, 2023 and December 31, 2022. Subsequent to 2023, AbbVie issued commercial paper borrowings of which $1.7 billion were outstanding as of the date of filing this Annual Report on Form 10-K.
In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At December 31, 2023, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of December 31, 2023 and December 31, 2022.

2023 Form 10-K |	72

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
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.8 billion at December 31, 2023 and $1.7 billion at December 31, 2022, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of December 31, 2023 are reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
In 2019, the company entered into treasury rate lock agreements with notional amounts totaling $10.0 billion to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the issuance of long-term debt in connection with the acquisition of Allergan. The treasury rate lock agreements were designated as cash flow hedges and recorded at fair value. The agreements were net settled upon issuance of the senior notes in 2019 and the resulting net gain was included in AOCI . This gain is reclassified to interest expense, net over the term of the related debt.
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
In June 2023, the company entered into a cross-currency swap contract that matured in November 2023 with a notional amount totaling €433 million to hedge the company’s exposure to changes in future cash flows of foreign currency denominated debt related to changes in foreign exchange rates. The cross-currency swap contract was designated as a cash flow hedge and effectively converted the interest and principal payments of the related foreign currency denominated debt to U.S. dollars. The unrealized gains and losses on the contract were included in AOCI and reclassified to net foreign exchange loss over the term of the related debt.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gains or loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $7.9 billion at December 31, 2023 and $6.5 billion at December 31, 2022.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €5.4 billion at December 31, 2023 and €5.9 billion December 31, 2022. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €4.9 billion, SEK1.4 billion, CAD750 million and CHF50 million at December 31, 2023 and €4.3 billion,

73	| 2023 Form 10-K

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
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $5.0 billion at December 31, 2023 and $4.5 billion at December 31, 2022. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie's derivative instruments on the consolidated balance sheets:

	Fair value - Derivatives in asset position			Fair value - Derivatives in liability position
as of December 31 (in millions)	Balance sheet caption	2023	2022	Balance sheet caption	2023	2022
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$12	$49	Accounts payable and accrued liabilities	$32	$8
Designated as cash flow hedges	Other assets	—	1	Other long-term liabilities	—	—
Designated as net investment hedges	Prepaid expenses and other	13	6	Accounts payable and accrued liabilities	66	36
Designated as net investment hedges	Other assets	—	74	Other long-term liabilities	69	47
Not designated as hedges	Prepaid expenses and other	41	33	Accounts payable and accrued liabilities	36	41
Interest rate swap contracts
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	—	17
Designated as fair value hedges	Other assets	—	—	Other long-term liabilities	293	375
Total derivatives		$66	$163		$496	$524
While certain derivatives are subject to netting arrangements with the company's counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

years ended in December 31 (in millions)	2023	2022	2021
Foreign currency forward exchange contracts
Designated as cash flow hedges	$(2)	$103	$82
Designated as net investment hedges	(144)	395	341
Cross-currency swap contracts designated as cash flow hedges	(6)	—	—
Interest rate swap contracts designated as cash flow hedges	—	6	2
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $7 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $23 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax losses of $252 million in 2023, pre-tax gains of $406 million in 2022 and pre-tax gains of $577 million in 2021.

2023 Form 10-K |	74

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 13 for the amount of net gains (losses) reclassified out of AOCI.

years ended December 31 (in millions)	Statement of earnings caption	2023	2022	2021
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$77	$82	$(87)
Designated as net investment hedges	Interest expense, net	112	94	26
Not designated as hedges	Net foreign exchange loss	33	(156)	(100)
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	24	23	24
Cross-currency swap contracts designated as cash flow hedges	Net foreign exchange loss	(6)	—	—
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	—	(1)	(24)
Designated as fair value hedges	Interest expense, net	98	(402)	(127)
Debt designated as hedged item in fair value hedges	Interest expense, net	(98)	402	127
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

75	| 2023 Form 10-K

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2023:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$12,814	$6,223	$6,591	$—
Money market funds and time deposits	10	—	10	—
Debt securities	26	—	26	—
Equity securities	111	86	25	—
Foreign currency contracts	66	—	66	—
Total assets	$13,027	$6,309	$6,718	$—
Liabilities
Interest rate swap contracts	$293	$—	$293	$—
Foreign currency contracts	203	—	203	—
Contingent consideration	19,890	—	—	19,890
Total liabilities	$20,386	$—	$496	$19,890
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

2023 Form 10-K |	76

Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period.
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	2023		2022
years ended December 31 (in millions)	Range	Weighted Average(a)	Range	Weighted Average(a)
Discount rate	4.3% - 5.9%	4.5%	4.7% - 5.1%	4.8%
Probability of payment for unachieved milestones(b)	N/A - N/A	N/A	100% - 100%	100%
Probability of payment for royalties by indication(C)	89% - 100%	99%	56% - 100%	99%
Projected year of payments	2024 - 2034	2027	2023 - 2034	2028
(a)Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b)All significant milestones were achieved and paid as of December 31, 2023.
(c)Excluding approved indications, the estimated probability of payment was 89% at December 31, 2023 and was 56% at December 31, 2022.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

years ended December 31 (in millions)	2023	2022	2021
Beginning balance	$16,384	$14,887	$12,997
Additions(a)	—	32	—
Change in fair value recognized in net earnings	5,128	2,761	2,679
Payments	(1,622)	(1,296)	(789)
Ending balance	$19,890	$16,384	$14,887
(a)Additions during the year ended December 31, 2022, represent contingent consideration liabilities assumed in the DJS acquisition.
The change in fair value recognized in net earnings is recorded in other expense, net in the consolidated statements of earnings and included charges of $5.1 billion in 2023, $2.8 billion in 2022 and $2.7 billion in 2021. In 2023, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake, the passage of time and lower discount rates. In 2022, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake and the passage of time, partially offset by higher discount rates. In 2021, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake, favorable clinical trial results and the passage of time, partially offset by higher discount rates.
Contingent consideration payments of amounts up to the initial acquisition date fair value are classified as cash outflows from financing activities and payments of amounts in excess of the initial acquisition date fair value are classified as cash outflows from operating activities in the consolidated statements of cash flows.

77	| 2023 Form 10-K

Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2023 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair values	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	$7,191	$7,069	$6,862	$207	$—
Long-term debt and finance lease obligations, excluding fair value hedges	52,460	49,541	48,983	558	—
Total liabilities	$59,651	$56,610	$55,845	$765	$—
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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $159 million as of December 31, 2023 and $129 million as of December 31, 2022. No significant cumulative upward or downward adjustments have been recorded for these investments as of December 31, 2023.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 81% as of December 31, 2023 and 82% as of December 31, 2022, and substantially all of AbbVie's pharmaceutical product net revenues in the United States were to these three wholesalers.
Humira (adalimumab) is AbbVie's single largest product and accounted for approximately 27% of AbbVie's total net revenues in 2023, 37% in 2022 and 37% in 2021.

2023 Form 10-K |	78

Note 12 Post-Employment Benefits

AbbVie sponsors various pension and other post-employment benefit plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. In addition, AbbVie provides medical benefits, primarily to eligible retirees in the United States and Puerto Rico, through other post-retirement benefit plans. Net obligations for these plans have been reflected on the consolidated balance sheets as of December 31, 2023 and 2022.
The following table summarizes benefit plan information for the global AbbVie-sponsored defined benefit and other post-employment plans:

	Defined benefit plans		Other post-employment plans
as of and for the years ended December 31 (in millions)	2023	2022	2023	2022
Projected benefit obligations
Beginning of period	$8,588	$12,006	$667	$850
Service cost	270	454	37	51
Interest cost	432	297	37	23
Employee contributions	—	1	—	—
Amendments	—	—	—	(2)
Actuarial (gain) loss	491	(3,668)	89	(229)
Benefits paid	(316)	(294)	(35)	(25)
Other, primarily foreign currency translation adjustments	79	(208)	1	(1)
End of period	9,544	8,588	796	667
Fair value of plan assets
Beginning of period	8,472	10,655	—	—
Actual return on plan assets	1,230	(2,031)	—	—
Company contributions	366	357	35	25
Employee contributions	—	1	—	—
Benefits paid	(316)	(294)	(35)	(25)
Other, primarily foreign currency translation adjustments	87	(216)	—	—
End of period	9,839	8,472	—	—
Funded status, end of period	$295	$(116)	$(796)	$(667)

Amounts recognized on the consolidated balance sheets
Other assets	$1,086	$896	$—	$—
Accounts payable and accrued liabilities	(17)	(14)	(32)	(27)
Other long-term liabilities	(774)	(998)	(764)	(640)
Net obligation	$295	$(116)	$(796)	$(667)
Actuarial loss, net	$2,290	$2,365	$282	$205
Prior service cost (credit)	1	3	(297)	(333)
Accumulated other comprehensive loss (income)	$2,291	$2,368	$(15)	$(128)
Related to international defined benefit plans the projected benefit obligations in the table above included $2.4 billion at December 31, 2023 and $2.1 billion at December 31, 2022.
For plans reflected in the table above, the accumulated benefit obligations were $8.6 billion at December 31, 2023 and $7.7 billion at December 31, 2022.
The 2023 actuarial loss of $491 million for qualified pension plans and actuarial loss of $89 million for other post-employment plans were primarily driven by a decrease in the discount rate and changes to experience impact and medical trends assumptions. The 2022 actuarial gain of $3.7 billion for qualified pension plans and actuarial gain of $229 million for other post-employment plans were primarily driven by an increase in the discount rate.

79	| 2023 Form 10-K

Information For Pension Plans With An Accumulated Benefit Obligation In Excess Of Plan Assets

as of December 31 (in millions)	2023	2022
Accumulated benefit obligation	$1,410	$1,211
Fair value of plan assets	890	746
Information For Pension Plans With A Projected Benefit Obligation In Excess Of Plan Assets

as of December 31 (in millions)	2023	2022
Projected benefit obligation	$6,343	$5,592
Fair value of plan assets	5,552	4,580
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
Amounts Recognized in Other Comprehensive Income (Loss)
The following table summarizes the pre-tax losses (gains) included in other comprehensive income (loss):

years ended December 31 (in millions)	2023	2022	2021
Defined benefit plans
Actuarial gain	$(16)	$(925)	$(345)
Amortization of prior service cost	(1)	(2)	(2)
Amortization of actuarial loss	(16)	(231)	(288)
Foreign exchange loss (gain) and other	(44)	17	(27)
Total gain	$(77)	$(1,141)	$(662)
Other post-employment plans
Actuarial loss (gain)	$89	$(229)	$10
Prior service credit	—	(2)	—
Amortization of prior service credit	36	38	39
Amortization of actuarial loss	(12)	(26)	(32)
Total loss (gain)	$113	$(219)	$17
Net Periodic Benefit Cost

years ended December 31 (in millions)	2023	2022	2021
Defined benefit plans
Service cost	$270	$454	$440
Interest cost	432	297	237
Expected return on plan assets	(723)	(712)	(663)
Amortization of prior service cost	1	2	2
Amortization of actuarial loss	16	231	288
Net periodic benefit cost (credit)	$(4)	$272	$304
Other post-employment plans
Service cost	$37	$51	$48
Interest cost	37	23	19
Amortization of prior service credit	(36)	(38)	(39)
Amortization of actuarial loss	12	26	32
Net periodic benefit cost	$50	$62	$60
The components of net periodic benefit cost other than service cost are included in other expense, net in the consolidated statements of earnings.

2023 Form 10-K |	80

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

as of December 31	2023	2022
Defined benefit plans
Discount rate	4.8%	5.0%
Rate of compensation increases	4.8%	5.5%
Cash balance interest crediting rate	4.4%	2.7%
Other post-employment plans
Discount rate	5.1%	5.3%
The assumptions used in calculating the December 31, 2023 measurement date benefit obligations will be used in the calculation of net periodic benefit cost in 2024.
Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

years ended December 31	2023	2022	2021
Defined benefit plans
Discount rate for determining service cost	5.0%	3.0%	2.6%
Discount rate for determining interest cost	4.9%	2.6%	2.2%
Expected long-term rate of return on plan assets	7.3%	7.1%	7.1%
Expected rate of change in compensation	4.8%	5.2%	4.6%
Cash balance interest crediting rate	2.7%	2.7%	2.8%
Other post-employment plans
Discount rate for determining service cost	5.3%	3.3%	3.0%
Discount rate for determining interest cost	5.1%	2.7%	2.2%
For the December 31, 2023 post-retirement health care obligations remeasurement, the company assumed a 7.4% pre-65 (2.1% post-65) annual rate of increase in the per capita cost of covered health care benefits. The pre-65 rate was assumed to decrease gradually to 4.5% (1.8% post-65) in 2032 and remain at that level thereafter. For purposes of measuring the 2023 post-retirement health care costs, the company assumed a 6.2% pre-65 (2.0% post-65) annual rate of increase in the per capita cost of covered health care benefits. The pre-65 rate was assumed to decrease gradually to 4.5% (1.8% post-65) for 2030 and remain at that level thereafter.

81	| 2023 Form 10-K

Defined Benefit Pension Plan Assets

		Basis of fair value measurement
as of December 31 (in millions)	2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$1,018	$1,018	$—	$—
U.S. mid cap(b)	173	173	—	—
International(c)	488	488	—	—
Fixed income securities
U.S. government securities(d)	246	62	184	—
Corporate debt instruments(d)	714	155	559	—
Non-U.S. government securities(d)	461	301	160	—
Other(d)	126	124	2	—
Absolute return funds(e)	155	66	89	—
Other(f)	414	413	1	—
Total	$3,795	$2,800	$995	$—
Total assets measured at NAV	6,044
Fair value of plan assets	$9,839

		Basis of fair value measurement
as of December 31 (in millions)	2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$949	$949	$—	$—
U.S. mid cap(b)	157	157	—	—
International(c)	327	327	—	—
Fixed income securities
U.S. government securities(d)	237	69	168	—
Corporate debt instruments(d)	680	144	536	—
Non-U.S. government securities(d)	548	402	146	—
Other(d)	84	81	3	—
Absolute return funds(e)	91	4	87	—
Real assets	9	9	—	—
Other(f)	278	277	1	—
Total	$3,360	$2,419	$941	$—
Total assets measured at NAV	5,112
Fair value of plan assets	$8,472
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
(f)Investments in cash and cash equivalents.

2023 Form 10-K |	82

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
The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities and lower return, less volatile fixed income securities. Investment allocations are established for each plan and are generally made across a range of markets, industry sectors, capitalization sizes and in the case of fixed income securities, maturities and credit quality. The 2023 target investment allocation for the AbbVie Pension Plan was 62.5% in equity securities, 22.5% in fixed income securities and 15% in asset allocation strategies and other holdings. There are no known significant concentrations of risk in the plan assets of the AbbVie Pension Plan or of any other plans.
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
Expected Benefit Payments
The following table summarizes total benefit payments expected to be paid to plan participants including payments funded from both plan and company assets:

years ending December 31 (in millions)	Defined benefit plans	Other post-employment plans
2024	$339	$33
2025	364	37
2026	387	41
2027	413	44
2028	434	47
2029 to 2033	2,580	292
Defined Contribution Plan
AbbVie maintains defined contribution savings plans for the benefit of its eligible employees. The expense recognized for these plans was $398 million in 2023, $474 million in 2022 and $267 million in 2021. AbbVie provides certain other post-employment benefits, primarily salary continuation arrangements, to qualifying employees and accrues for the related cost over the service lives of the employees.
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

83	| 2023 Form 10-K

Stock-based compensation expense is principally related to awards issued pursuant to the 2013 ISP and the Amended Plan and is summarized as follows:

years ended December 31 (in millions)	2023	2022	2021
Cost of products sold	$46	$38	$46
Research and development	278	232	226
Selling, general and administrative	423	401	420
Pre-tax compensation expense	747	671	692
Tax benefit	136	122	126
After-tax compensation expense	$611	$549	$566
Realized excess tax benefits associated with stock-based compensation totaled $90 million in 2023, $116 million in 2022 and $50 million in 2021.
Stock Options
Stock options awarded to employees typically have a contractual term of 10 years and generally vest in one-third increments over a 3-year period. The exercise price is equal to at least 100% of the market value on the date of grant. The fair value is determined using the Black-Scholes model. The weighted-average grant-date fair values of stock options granted were $29.89 in 2023, $22.83 in 2022 and $16.28 in 2021.
The following table summarizes AbbVie stock option activity in 2023:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	9,320	$91.84	4.8	$650
Granted	642	149.30
Exercised	(2,410)	73.21
Lapsed and forfeited	(71)	90.43
Outstanding at December 31, 2023	7,481	$102.80	5.0	$390
Exercisable at December 31, 2023	5,954	$93.85	4.2	$364
The total intrinsic value of options exercised was $189 million in 2023, $295 million in 2022 and $239 million in 2021. The total fair value of options vested during 2023 was $21 million. As of December 31, 2023, $6 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
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

2023 Form 10-K |	84

The following table summarizes AbbVie RSU and performance share activity for 2023:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2022	13,031	$116.84
Granted	5,872	141.63
Vested	(6,790)	107.96
Forfeited	(1,374)	113.65
Outstanding at December 31, 2023	10,739	$136.42
The fair market value of RSUs and performance shares (as applicable) vested was $1.0 billion in 2023, $1.0 billion in 2022 and $718 million in 2021.
As of December 31, 2023, $571 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
Cash dividends declared per common share totaled $5.99 in 2023, $5.71 in 2022 and $5.31 in 2021. The following table summarizes quarterly cash dividends declared during 2023, 2022 and 2021:

2023			2022			2021
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/26/23	02/15/24	$1.55	10/28/22	02/15/23	$1.48	10/29/21	02/15/22	$1.41
09/08/23	11/15/23	$1.48	09/09/22	11/15/22	$1.41	09/10/21	11/15/21	$1.30
06/22/23	08/15/23	$1.48	06/23/22	08/15/22	$1.41	06/17/21	08/16/21	$1.30
02/16/23	05/15/23	$1.48	02/17/22	05/16/22	$1.41	02/18/21	05/14/21	$1.30
Stock Repurchase Program
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management’s discretion. The program has no time limit and can be discontinued at any time. Shares repurchased under this program are recorded at acquisition cost, including related expenses and are available for general corporate purposes.
On February 16, 2023, AbbVie's board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 10 million shares for $1.6 billion in 2023, 8 million shares for $1.1 billion in 2022 and 6 million shares for $670 million in 2021. AbbVie's remaining stock repurchase authorization was $4.8 billion as of December 31, 2023.

85	| 2023 Form 10-K

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2023, 2022 and 2021:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2020	$583	$(790)	$(3,067)	$157	$(3,117)
Other comprehensive income (loss) before reclassifications	(1,153)	720	298	76	(59)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(21)	223	75	277
Net current-period other comprehensive income (loss)	(1,153)	699	521	151	218
Balance as of December 31, 2021	(570)	(91)	(2,546)	308	(2,899)
Other comprehensive income (loss) before reclassifications	(943)	629	915	91	692
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(74)	173	(91)	8
Net current-period other comprehensive income (loss)	(943)	555	1,088	—	700
Balance as of December 31, 2022	(1,513)	464	(1,458)	308	(2,199)
Other comprehensive income (loss) before reclassifications	407	(311)	(23)	(10)	63
Net gains reclassified from accumulated other comprehensive loss	—	(88)	(7)	(74)	(169)
Net current-period other comprehensive income (loss)	407	(399)	(30)	(84)	(106)
Balance as of December 31, 2023	$(1,106)	$65	$(1,488)	$224	$(2,305)
Other comprehensive income (loss) for 2023 included foreign currency translation adjustments totaling gains of $407 million principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling losses of $399 million. Other comprehensive income for 2022 included pension and post-employment benefit plan gains of $1.1 billion primarily due to actuarial gains driven by higher discount rates partially offset by losses on plan assets. Other comprehensive income (loss) for 2022 also included foreign currency translation adjustments totaling losses of $943 million principally due to the impact of the weakening of the Euro on the translation of the company's Euro-denominated assets and the offsetting impact of net investment hedging activities totaling gains of $555 million. Other comprehensive income (loss) for 2021 included foreign currency translation adjustments totaling losses of $1.2 billion principally due to the impact of the weakening of the Euro on the translation of the company's Euro-denominated assets and the offsetting impact of net investment hedging activities totaling gains of $699 million.

2023 Form 10-K |	86

The table below presents the impact on AbbVie's consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

years ended December 31 (in millions) (brackets denote gains)	2023	2022	2021
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(112)	$(94)	$(26)
Tax expense	24	20	5
Total reclassifications, net of tax	$(88)	$(74)	$(21)
Pension and post-employment benefits
Amortization of actuarial losses (gains) and other(b)	$(7)	$221	$283
Tax expense (benefit)	—	(48)	(60)
Total reclassifications, net of tax	$(7)	$173	$223
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(c)	$(77)	$(82)	$87
Gains on treasury rate lock agreements(a)	(24)	(23)	(24)
Losses on interest rate swap contracts(a)	—	1	24
Losses on cross-currency swap contracts(d)	6	—	—
Tax expense (benefit)	21	13	(12)
Total reclassifications, net of tax	$(74)	$(91)	$75
(a)Amounts are included in interest expense, net (see Note 11).
(b)Amounts are included in the computation of net periodic benefit cost (see Note 12).
(c)Amounts are included in cost of products sold (see Note 11).
(d)Amounts are included in net foreign exchange loss (see Note 11).
Other
In addition to common stock, AbbVie's authorized capital includes 200 million shares of preferred stock, par value $0.01. As of December 31, 2023, no shares of preferred stock were issued or outstanding.

87	| 2023 Form 10-K

Note 14 Income Taxes

Earnings Before Income Tax Expense

years ended December 31 (in millions)	2023	2022	2021
Domestic	$(3,475)	$(4,608)	$(1,644)
Foreign	9,725	18,085	14,633
Total earnings before income tax expense	$6,250	$13,477	$12,989
Income Tax Expense

years ended December 31 (in millions)	2023	2022	2021
Current
Domestic	$3,272	$2,647	$1,987
Foreign	994	916	351
Total current taxes	$4,266	$3,563	$2,338
Deferred
Domestic	$(2,324)	$(1,512)	$(839)
Foreign	(565)	(419)	(59)
Total deferred taxes	$(2,889)	$(1,931)	$(898)
Total income tax expense	$1,377	$1,632	$1,440
Effective Tax Rate Reconciliation

years ended December 31	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	8.0	(4.4)	(5.4)
U.S. tax credits	(3.1)	(2.8)	(2.8)
Non-deductible expenses	1.5	0.6	0.3
Tax law changes	(3.8)	(2.4)	(2.0)
Tax audits and settlements	(1.1)	0.9	(0.4)
All other, net	(0.5)	(0.8)	0.4
Effective tax rate	22.0%	12.1%	11.1%
The effective income tax rate fluctuates year to year due to the allocation of the company's taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including changes in tax law and business development activities. The effective income tax rates in 2023, 2022 and 2021 differed from the statutory tax rate principally due to the impact of foreign operations with lower income tax rates in locations outside the United States, the U.S. global minimum tax, changes in fair value of contingent consideration, tax credits and incentives in the United States, Puerto Rico and other foreign tax jurisdictions, and business development activities. The effective income tax rate in 2023 was higher than prior periods due to increased changes in fair value of contingent consideration, intangible asset impairments and the impacts of the transition from the Puerto Rico excise tax to an income tax.
In 2022, Puerto Rico enacted Act 52-2022 (the Puerto Rico Act) allowing for a transition from a Puerto Rico excise tax levied on gross inventory purchases to an income-based tax beginning in 2023. The company completed the transition requirements of the Puerto Rico Act in 2022, resulting in the remeasurement of certain deferred tax assets and liabilities based on income tax rates at which they are expected to reverse in the future. The net tax benefit recognized in 2022 from the remeasurement of deferred taxes related to the Puerto Rico Act was $323 million.
The Tax Cuts and Jobs Act (the Act) was signed into law in December 2017, resulting in significant changes to the U.S. corporate tax system, including a one-time transition tax on a mandatory deemed repatriation of earnings of certain foreign subsidiaries that were previously untaxed. The Act also created a U.S. global minimum tax on certain foreign sourced earnings. The company’s accounting policy for the minimum tax on foreign sourced earnings is to report the tax effects on the basis that the minimum tax will be recognized in tax expense in the year it is incurred as a period expense.

2023 Form 10-K |	88

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2023	2022
Deferred tax assets
Compensation and employee benefits	$519	$497
Accruals and reserves	1,113	1,023
Chargebacks and rebates	1,431	991
Advance payments	298	547
Net operating losses and other carryforwards	14,316	10,391
Other	2,259	1,710
Total deferred tax assets	19,936	15,159
Valuation allowances	(13,478)	(9,627)
Total net deferred tax assets	6,458	5,532
Deferred tax liabilities
Excess of book basis over tax basis of intangible assets	(1,535)	(3,590)
Excess of book basis over tax basis in investments	(374)	(340)
Other	(746)	(772)
Total deferred tax liabilities	(2,655)	(4,702)
Net deferred tax assets	$3,803	$830
The increase in net deferred tax assets is primarily related to capitalization of R&D expense and increases in accruals and reserves, offset by a decrease in advance payments. The decrease in deferred tax liabilities is primarily related to amortization and impairments of intangible assets.
In 2023, Bermuda enacted the Corporate Income Tax Act (“Bermuda Tax Act”), which implements a 15% corporate income tax effective beginning in 2025. The enactment of the Bermuda Tax Act resulted in the remeasurement of certain deferred tax assets and liabilities based on income tax rates at which they are expected to reverse in the future. The remeasurement related primarily to net operating losses and reflected an increase of $3.6 billion to deferred tax assets and an offsetting increase to valuation allowances, resulting in no net impact to deferred tax assets as such losses are not expected to be realized in the foreseeable future.
The company had valuation allowances of $13.5 billion as of December 31, 2023 and $9.6 billion as of December 31, 2022. These were principally related to foreign and state net operating losses and other credit carryforwards that are not expected to be realized.
As of December 31, 2023, the company had U.S. federal, state and foreign credit carryforwards of $372 million as well as U.S. federal, state and foreign net operating loss carryforwards of $33.6 billion, which will expire at various times through 2043. The company also had foreign loss carryforwards of $31.3 billion that have no expiration.
Unremitted foreign earnings subject to the Act’s transition tax are not considered indefinitely reinvested. Post-2017 earnings subject to the U.S. minimum tax on foreign sourced earnings or eligible for the 100 percent foreign dividends received deduction are also not considered indefinitely reinvested earnings. However, the company generally considers instances of outside basis differences in foreign subsidiaries that would incur additional U.S. tax upon reversal (e.g., capital gain distributions) to be permanent in duration. The unrecognized tax liability is not practicable to determine.

89	| 2023 Form 10-K

Unrecognized Tax Benefits

years ended December 31 (in millions)	2023	2022	2021
Beginning balance	$5,670	$5,489	$5,264
Increase due to current year tax positions	129	88	208
Increase due to prior year tax positions	109	243	137
Decrease due to prior year tax positions	(21)	(33)	(62)
Settlements	(86)	(7)	(24)
Lapse of statutes of limitations	(39)	(110)	(34)
Ending balance	$5,762	$5,670	$5,489
If recognized, the net amount of potential tax benefits that would impact the company's effective tax rate is $5.6 billion in 2023 and $5.5 billion in 2022. The "Increase due to current year tax positions" and "Increase due to prior year tax positions" in the table above include amounts related to federal, state and international tax items.
AbbVie recognizes interest and penalties related to income tax matters in income tax expense in the consolidated statements of earnings. AbbVie recognized gross income tax expense of $430 million in 2023, $339 million in 2022 and $161 million in 2021, for interest and penalties related to income tax matters. AbbVie had an accrual for the payment of gross interest and penalties of $1.6 billion at December 31, 2023, $1.1 billion at December 31, 2022 and $803 million at December 31, 2021.
The company is routinely audited by the tax authorities in significant jurisdictions and a number of audits are currently underway. It is reasonably possible during the next 12 months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitation, the company's gross unrecognized tax benefits balance may change within the next 12 months up to $476 million. All significant federal, state, local and international matters have been concluded for years through 2009. The company believes adequate provision has been made for all income tax uncertainties.
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

2023 Form 10-K |	90

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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 590 lawsuits are pending against Allergan in federal and state courts. Most of the federal court lawsuits are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 140 of the lawsuits are pending in various state courts. The plaintiffs in these lawsuits, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 590 lawsuits, approximately 175 of them are brought by states, counties, cities, and other municipal entities, approximately 140 of which are in the process of being dismissed pursuant to the previously announced settlement for which AbbVie recorded a charge of $2.1 billion to selling, general and administrative expense in the consolidated statement of earnings in the second quarter of 2022.

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

91	| 2023 Form 10-K

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

AbbVie Inc. is seeking to enforce patent rights relating to upadacitinib (a drug sold under the trademark Rinvoq). Litigation was filed in the United States District Court for the District of Delaware in November 2023 against Hetero USA, Inc., Hetero Labs Limited, Hetero Labs Limited Unit-V, Aurobindo Pharma USA, Inc., Aurobindo Pharma Ltd., Sandoz, Inc. Sandoz Private Limited, Sandoz GMBH, Intas Pharmaceuticals Ltd., Accord Healthcare, Inc., and Sun Pharmaceutical Industries, Ltd. AbbVie alleges defendants’ proposed generic upadacitinib products infringe certain patents and seeks declaratory and injunctive relief.
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

2023 Form 10-K |	92

Substantially all of AbbVie's pharmaceutical product net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. The following tables detail AbbVie's worldwide net revenues:

years ended December 31 (in millions)		2023	2022	2021
Immunology
Humira	United States	$12,160	$18,619	$17,330
	International	2,244	2,618	3,364
	Total	$14,404	$21,237	$20,694
Skyrizi	United States	$6,753	$4,484	$2,486
	International	1,010	681	453
	Total	$7,763	$5,165	$2,939
Rinvoq	United States	$2,824	$1,794	$1,271
	International	1,145	728	380
	Total	$3,969	$2,522	$1,651
Oncology
Imbruvica	United States	$2,665	$3,426	$4,321
	Collaboration revenues	931	1,142	1,087
	Total	$3,596	$4,568	$5,408
Venclexta	United States	$1,087	$1,009	$934
	International	1,201	1,000	886
	Total	$2,288	$2,009	$1,820
Epkinly	Collaboration Revenues	$28	$—	$—
	International	3	—	—
	Total	$31	$—	$—
Aesthetics
Botox Cosmetic	United States	$1,670	$1,654	$1,424
	International	1,012	961	808
	Total	$2,682	$2,615	$2,232
Juvederm Collection	United States	$519	$548	$658
	International	859	880	877
	Total	$1,378	$1,428	$1,535
Other Aesthetics	United States	$1,060	$1,122	$1,268
	International	174	168	198
	Total	$1,234	$1,290	$1,466
Neuroscience
Botox Therapeutic	United States	$2,476	$2,255	$2,012
	International	515	464	439
	Total	$2,991	$2,719	$2,451
Vraylar	United States	$2,755	$2,037	$1,728
	International	4	1	—
	Total	$2,759	$2,038	$1,728
Duodopa	United States	$97	$95	$102
	International	371	363	409
	Total	$468	$458	$511
Ubrelvy	United States	$803	$680	$552
	International	12	—	—
	Total	$815	$680	$552
Qulipta	United States	$405	$158	$—
	International	3	—	—
	Total	$408	$158	$—

93	| 2023 Form 10-K

years ended December 31 (in millions)		2023	2022	2021
Other Neuroscience	United States	$254	$456	$667
	International	22	19	18
	Total	$276	$475	$685
Eye Care
Ozurdex	United States	$143	$139	$130
	International	329	289	288
	Total	$472	$428	$418
Lumigan/Ganfort	United States	$173	$242	$273
	International	259	272	306
	Total	$432	$514	$579
Alphagan/Combigan	United States	$121	$202	$373
	International	151	144	156
	Total	$272	$346	$529
Restasis	United States	$382	$621	$1,234
	International	54	45	56
	Total	$436	$666	$1,290
Other Eye Care	United States	$433	$399	$393
	International	370	348	358
	Total	$803	$747	$751
Other Key Products
Mavyret	United States	$659	$755	$754
	International	771	786	956
	Total	$1,430	$1,541	$1,710
Creon	United States	$1,268	$1,278	$1,191
Linzess/Constella	United States	$1,073	$1,003	$1,006
	International	35	32	32
	Total	$1,108	$1,035	$1,038
All other		$3,035	$4,137	$5,019
Total net revenues		$54,318	$58,054	$56,197

2023 Form 10-K |	94

Net revenues to external customers by geographic area, based on product shipment destination, were as follows:

years ended December 31 (in millions)	2023	2022	2021
United States	$41,883	$45,713	$43,510
Germany	1,266	1,340	1,223
Canada	1,076	1,159	1,397
Japan	1,008	956	1,090
China	950	912	857
France	780	787	936
Spain	501	506	519
Italy	484	444	506
Australia	472	508	533
Brazil	439	430	368
United Kingdom	417	462	497
All other countries	5,042	4,837	4,761
Total net revenues	$54,318	$58,054	$56,197
Long-lived assets, primarily net property and equipment, by geographic area were as follows:

as of December 31 (in millions)	2023	2022
United States and Puerto Rico	$3,139	$3,243
Europe	1,433	1,369
All other	417	323
Total long-lived assets	$4,989	$4,935
Note 17 Fourth Quarter Financial Results (unaudited)

quarter ended December 31 (in millions except per share data)	2023
Net revenues	$14,301
Gross margin	8,597
Net earnings attributable to AbbVie Inc.	822
Basic earnings per share attributable to AbbVie Inc.	$0.46
Diluted earnings per share attributable to AbbVie Inc.	$0.46
Cash dividends declared per common share	$1.55

95	| 2023 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AbbVie Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2023 Form 10-K |	96

Sales rebate accruals for Medicaid, Medicare and managed care programs
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Revenue Recognition,” the Company established provisions for sales rebates in the same period the related product is sold. At December 31, 2023, the Company had $13,627 million in sales rebate accruals, a large portion of which were for rebates provided to pharmacy benefit managers, state government Medicaid programs, insurance companies that administer Medicare drug plans and private entities for Medicaid, Medicare and managed care programs. In order to establish these sales rebate accruals, the Company estimated its rebates based upon the identification of the products subject to a rebate, the applicable price and rebate terms and the estimated lag time between the sale and payment of the rebate.
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

97	| 2023 Form 10-K

Valuation of contingent consideration
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Business Combinations” and in Note 11 under the caption “Fair Value Measures,” the Company recognized contingent consideration liabilities at the estimated fair value on the acquisition date in connection with applying the acquisition method of accounting for business combinations. Subsequent changes to the fair value of the contingent consideration liabilities were recorded within the consolidated statement of earnings in the period of change. At December 31, 2023, the Company had $19,890 million in contingent consideration liabilities, which represented a ‘Level 3’ fair value measurement in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions market participants would use in pricing the liabilities.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Chicago, Illinois
February 20, 2024

2023 Form 10-K |	98

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
        Changes in internal control over financial reporting.    There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended December 31, 2023.
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
Management assessed the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management concluded that AbbVie maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
The effectiveness of AbbVie's internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report below, which expresses an unqualified opinion on the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2023.
Report of independent registered public accounting firm. The report of AbbVie's independent registered public accounting firm related to its assessment of the effectiveness of internal control over financial reporting is included below.

99	| 2023 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on Internal Control Over Financial Reporting
We have audited AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AbbVie Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Chicago, Illinois
February 20, 2024

2023 Form 10-K |	100

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as provided below.

Name & Title	Action Taken	Date Adopted	Type of Trading Arrangement (1)	Aggregate Number of Shares to be Sold Pursuant to Trading Arrangement (2)	Duration of Trading Arrangement(3)
Perry C. Siatis Executive Vice President, General Counsel and Secretary	Adoption	11/01/2023	Rule 10b5-1 Trading Arrangement	Up to 31,549 Shares to be Sold	08/30/2024
Timothy J. Richmond Executive Vice President, Chief Human Resources Officer	Adoption	11/13/2023	Rule 10b5-1 Trading Arrangement	Up to 122,957 Shares to be Sold	12/31/2024
1.    Except as indicated by footnote, each trading arrangement marked as a "Rule 10b5-1 Trading Arrangement" is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.
2.    The number of shares to be sold under each trading arrangement represents the maximum actual number of shares issuable under the applicable performance stock awards. The actual number of shares to be sold under each trading arrangement will depend on the achievement of applicable performance conditions under the performance stock awards and the number of shares withheld to satisfy tax obligations upon the vesting of the awards.
3.    Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

101	| 2023 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are "Information Concerning Director Nominees," "The Board of Directors and its Committees—Committees of the Board of Directors," "Communicating with the Board of Directors," and "Deadlines for Notice of Stockholder Actions to be Considered at the 2024 Annual Meeting of Stockholders" to be included in the 2024 AbbVie Inc. Proxy Statement. The 2024 Definitive Proxy Statement will be filed on or about March 18, 2024. Also incorporated herein by reference is the text found in this Form 10-K under the caption, "Information about Our Executive Officers."
AbbVie's code of business conduct requires all its business activities to be conducted in compliance with all applicable laws, regulations and ethical principles and values. All directors, officers and employees of AbbVie are expected to understand and abide by the requirements of the code of business conduct applicable to them. AbbVie's code of business conduct is available in the corporate governance section of AbbVie's investor relations website at www.abbvieinvestor.com.
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

ITEM 11. EXECUTIVE COMPENSATION

The material to be included in the 2024 AbbVie Inc. Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2024 Definitive Proxy Statement will be filed on or about March 18, 2024.

2023 Form 10-K |	102

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.
The following table presents information as of December 31, 2023 about AbbVie's equity compensation plans under which AbbVie common stock has been authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	18,219,985	$102.80	62,004,889
Equity compensation plans not approved by security holders	—	—	—
Total	18,219,985	$102.80	62,004,889
(1)Includes 12,197 shares issuable under AbbVie's Incentive Stock Program pursuant to awards granted by Abbott and adjusted into AbbVie awards in connection with AbbVie's separation from Abbott.
(2)The weighted-average exercise price does not include outstanding restricted stock units, restricted stock awards and performance shares that have no exercise price.
(3)Excludes shares issuable upon the exercise of stock options and pursuant to other rights granted under the Stemcentrx 2011 Equity Incentive Plan, which was assumed by AbbVie upon the consummation of its acquisition of Stemcentrx, Inc. As of December 31, 2023, 41,212 options remained outstanding under this plan. The options have a weighted-average exercise price of $18.02. No further awards will be granted under this plan.
(b)Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Securities Ownership—Securities Ownership of Executive Officers and Directors" in the 2024 AbbVie Inc. Proxy Statement. The 2024 Definitive Proxy Statement will be filed on or about March 18, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2024 AbbVie Inc. Proxy Statement under the headings "The Board of Directors and its Committees," "Corporate Governance Materials," and "Procedures for Approval of Related Person Transactions" is incorporated herein by reference. The 2024 Definitive Proxy Statement will be filed on or about March 18, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material to be included in the 2024 AbbVie Inc. Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" is incorporated herein by reference. The 2024 Definitive Proxy Statement will be filed on or about March 18, 2024.

103	| 2023 Form 10-K

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

2023 Form 10-K |	104

Exhibit Number	Exhibit Description
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

10.6	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**
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

105	| 2023 Form 10-K

Exhibit Number	Exhibit Description
10.10	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).**
10.11
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

10.16
*364-Day Bridge Credit Agreement, dated as of June 25, 2019, among AbbVie Inc., Morgan Stanley Senior Funding, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on June 25, 2019).

10.17
*Underwriting Agreement, dated September 17, 2019, among AbbVie Inc. and Morgan Stanley & Co. International plc, HSBC Bank plc and Merrill Lynch International (acting for themselves and as representatives of the several underwriters named therein) (incorporated by reference to Exhibit 1.1 of the company’s Current Report on Form 8-K filed on September 23, 2019).

10.18
*Purchase Agreement, dated November 12, 2019, among AbbVie Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc. and Barclays Capital Inc. (acting for themselves and as representatives of the several initial purchasers named therein) (incorporated by reference to Exhibit 1.1 of the company’s Current Report on Form 8-K filed on November 13, 2019).

10.19
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
10.23
*Form of AbbVie Inc. Retention RSU Agreement - Ratable Vesting (incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).**

10.24	*AbbVie Performance Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).**
10.25
*Amendment to the AbbVie Performance Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).**

10.26	*AbbVie Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).**
10.27	*AbbVie Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).**
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

10.31	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**

2023 Form 10-K |	106

Exhibit Number	Exhibit Description
10.32
*Form of AbbVie Inc. Retention RSU Agreement – Ratable Vesting (incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**

10.33
*Form of AbbVie Inc. Retention RSU Agreement – Cliff Vesting with Dividend Equivalent Accrual (incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**

10.34
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**

10.35	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**
10.36
*Form of AbbVie Inc. Non-Employee Director RSU Agreement (US) (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**

10.37	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**
10.38
*Form of AbbVie Inc. Retention RSU Agreement – Ratable Vesting (incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**

10.39
*Form of AbbVie Non-Employee Directors’ Fee Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**

10.40
*Form of Agreement Regarding Change in Control by and between AbbVie Inc. and its named executive officers (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on October 14, 2022).**

21	Subsidiaries of AbbVie Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	AbbVie Inc. Amended and Restated Clawback Policy.**
101
The following financial statements and notes from the AbbVie Inc. Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 20, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Annual Report on Form 10-K formatted as Inline XBRL and contained in Exhibit 101).
The AbbVie Inc. 2023 Definitive Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 18, 2024.

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

107	| 2023 Form 10-K

ITEM 16. FORM 10-K SUMMARY

None.

2023 Form 10-K |	108

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AbbVie Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AbbVie Inc.
By:	/s/ RICHARD A. GONZALEZ
	Name:	Richard A. Gonzalez
	Title:	Chairman of the Board and Chief Executive Officer
Date:	February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbbVie Inc. on February 20, 2024 in the capacities indicated below.

/s/ RICHARD A. GONZALEZ	/s/ SCOTT T. REENTS
Richard A. Gonzalez Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Scott T. Reents Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ KEVIN K. BUCKBEE
Kevin K. Buckbee Senior Vice President, Controller (Principal Accounting Officer)

/s/ ROBERT J. ALPERN, M.D.	/s/ ROXANNE S. AUSTIN
Robert J. Alpern, M.D. Director of AbbVie Inc.	Roxanne S. Austin Director of AbbVie Inc.

/s/ WILLIAM H.L. BURNSIDE	/s/ JENNIFER L. DAVIS
William H.L. Burnside Director of AbbVie Inc.	Jennifer L. Davis Director of AbbVie Inc.

/s/ THOMAS C. FREYMAN	/s/ BRETT J. HART
Thomas C. Freyman Director of AbbVie Inc.	Brett J. Hart Director of AbbVie Inc.

/s/ MELODY B. MEYER	/s/ SUSAN E. QUAGGIN, M.D.
Melody B. Meyer Director of AbbVie Inc.	Susan E. Quaggin, M.D. Director of AbbVie Inc.

/s/ EDWARD J. RAPP	/s/ REBECCA B. ROBERTS
Edward J. Rapp Director of AbbVie Inc.	Rebecca B. Roberts Director of AbbVie Inc.

/s/ GLENN F. TILTON	/s/ FREDERICK H. WADDELL
Glenn F. Tilton Director of AbbVie Inc.	Frederick H. Waddell Director of AbbVie Inc.

109	| 2023 Form 10-K