Form 10-Q
period 2024-03-31
AbbVie Inc.
filed 2024-05-03
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
As of April 25, 2024, AbbVie Inc. had 1,765,867,781 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2024	2023
Net revenues	$12,310	$12,225

Cost of products sold	4,094	3,986
Selling, general and administrative	3,315	3,039
Research and development	1,939	2,292
Acquired IPR&D and milestones	164	150
Other operating income	—	(10)
Total operating costs and expenses	9,512	9,457
Operating earnings	2,798	2,768

Interest expense, net	453	454
Net foreign exchange loss	4	35
Other expense, net	586	1,804
Earnings before income tax expense	1,755	475
Income tax expense	383	234
Net earnings	1,372	241
Net earnings attributable to noncontrolling interest	3	2
Net earnings attributable to AbbVie Inc.	$1,369	$239

Per share data
Basic earnings per share attributable to AbbVie Inc.	$0.77	$0.13
Diluted earnings per share attributable to AbbVie Inc.	$0.77	$0.13

Weighted-average basic shares outstanding	1,769	1,770
Weighted-average diluted shares outstanding	1,773	1,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2024	2023
Net earnings	$1,372	$241

Foreign currency translation adjustments, net of tax expense (benefit) of $(20) for the three months ended March 31, 2024 and $12 for the three months ended March 31, 2023	(396)	194
Net investment hedging activities, net of tax expense (benefit) of $57 for the three months ended March 31, 2024 and $(60) for the three months ended March 31, 2023	207	(224)
Pension and post-employment benefits, net of tax expense (benefit) of $1 for the three months ended March 31, 2024 and $14 for the three months ended March 31, 2023	10	38
Cash flow hedging activities, net of tax expense (benefit) of $7 for the three months ended March 31, 2024 and $(4) for the three months ended March 31, 2023	30	(41)
Other comprehensive loss	(149)	(33)
Comprehensive income	1,223	208
Comprehensive income attributable to noncontrolling interest	3	2
Comprehensive income attributable to AbbVie Inc.	$1,220	$206

The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and equivalents	$18,067	$12,814
Short-term investments	2	2
Accounts receivable, net	11,949	11,155
Inventories	4,245	4,099
Prepaid expenses and other	4,608	4,932
Total current assets	38,871	33,002

Investments	305	304
Property and equipment, net	4,980	4,989
Intangible assets, net	62,225	55,610
Goodwill	33,426	32,293
Other assets	9,067	8,513
Total assets	$148,874	$134,711

Liabilities and Equity
Current liabilities
Short-term borrowings	$3	$—
Current portion of long-term debt and finance lease obligations	10,193	7,191
Accounts payable and accrued liabilities	31,326	30,650
Total current liabilities	41,522	37,841

Long-term debt and finance lease obligations	63,805	52,194
Deferred income taxes	2,722	1,952
Other long-term liabilities	32,778	32,327

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,829,957,662 shares issued as of March 31, 2024 and 1,823,046,087 as of December 31, 2023	18	18
Common stock held in treasury, at cost, 64,234,512 shares as of March 31, 2024 and 57,105,354 as of December 31, 2023	(7,829)	(6,533)
Additional paid-in capital	20,656	20,180
Accumulated deficit	(2,384)	(1,000)
Accumulated other comprehensive loss	(2,454)	(2,305)
Total stockholders' equity	8,007	10,360
Noncontrolling interest	40	37
Total equity	8,047	10,397

Total liabilities and equity	$148,874	$134,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at December 31, 2022	1,769	$18	$(4,594)	$19,245	$4,784	$(2,199)	$33	$17,287
Net earnings attributable to AbbVie Inc.	—	—	—	—	239	—	—	239
Other comprehensive loss, net of tax	—	—	—	—	—	(33)	—	(33)
Dividends declared	—	—	—	—	(2,630)	—	—	(2,630)
Purchases of treasury stock	(12)	—	(1,955)	—	—	—	—	(1,955)
Stock-based compensation plans and other	7	—	25	374	—	—	—	399
Change in noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2023	1,764	$18	$(6,524)	$19,619	$2,393	$(2,232)	$29	$13,303

Balance at December 31, 2023	1,766	$18	$(6,533)	$20,180	$(1,000)	$(2,305)	$37	$10,397
Net earnings attributable to AbbVie Inc.	—	—	—	—	1,369	—	—	1,369
Other comprehensive loss, net of tax	—	—	—	—	—	(149)	—	(149)
Dividends declared	—	—	—	—	(2,753)	—	—	(2,753)
Purchases of treasury stock	(7)	—	(1,324)	—	—	—	—	(1,324)
Stock-based compensation plans and other	7	—	28	476	—	—	—	504
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at March 31, 2024	1,766	$18	$(7,829)	$20,656	$(2,384)	$(2,454)	$40	$8,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2024	2023
Cash flows from operating activities
Net earnings	$1,372	$241
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	183	179
Amortization of intangible assets	1,891	1,948
Deferred income taxes	(389)	(267)
Change in fair value of contingent consideration liabilities	660	1,872
Payments of contingent consideration liabilities	(391)	(14)
Stock-based compensation	348	313
Acquired IPR&D and milestones	164	150
Impairment of intangible assets	—	710
Other, net	(45)	(128)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(702)	(195)
Inventories	(75)	(185)
Prepaid expenses and other assets	284	(167)
Accounts payable and other liabilities	362	(451)
Income tax assets and liabilities, net	378	187
Cash flows from operating activities	4,040	4,193

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(9,199)	—
Other acquisitions and investments	(190)	(353)
Acquisitions of property and equipment	(193)	(175)
Purchases of investment securities	(6)	(19)
Sales and maturities of investment securities	6	22
Other, net	(6)	26
Cash flows from investing activities	(9,588)	(499)

Cash flows from financing activities
Proceeds from issuance of other short-term borrowings	5,008	—
Repayments of other short-term borrowings	(5,005)	—
Proceeds from issuance of long-term debt	14,963	—
Repayments of long-term debt and finance lease obligations	(103)	(1,351)
Debt issuance costs	(99)	—
Dividends paid	(2,772)	(2,661)
Purchases of treasury stock	(1,324)	(1,955)
Proceeds from the exercise of stock options	127	65
Payments of contingent consideration liabilities	—	(311)
Other, net	24	21
Cash flows from financing activities	10,819	(6,192)
Effect of exchange rate changes on cash and equivalents	(18)	8
Net change in cash and equivalents	5,253	(2,490)
Cash and equivalents, beginning of period	12,814	9,201

Cash and equivalents, end of period	$18,067	$6,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 Basis of Presentation

Basis of Historical Presentation
The unaudited interim condensed consolidated financial statements of AbbVie Inc. (AbbVie or the company) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
On February 12, 2024, AbbVie completed its previously announced acquisition of ImmunoGen, Inc. (ImmunoGen). Refer to Note 4 and Note 8 for additional information regarding this acquisition.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2023-09
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregation of the effective rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. The standard will be effective for AbbVie starting in annual periods in 2025, with early adoption permitted. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements.
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

2024 Form 10-Q |	6

Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended March 31,
(in millions)	2024	2023
Interest expense	$660	$553
Interest income	(207)	(99)
Interest expense, net	$453	$454
Inventories

(in millions)	March 31, 2024	December 31, 2023
Finished goods	$1,258	$1,356
Work-in-process	1,890	1,643
Raw materials	1,097	1,100
Inventories	$4,245	$4,099
Property and Equipment, Net

(in millions)	March 31, 2024	December 31, 2023
Property and equipment, gross	$11,725	$11,635
Accumulated depreciation	(6,745)	(6,646)
Property and equipment, net	$4,980	$4,989
Depreciation expense was $183 million for the three months ended March 31, 2024 and $179 million for the three months ended March 31, 2023.

2024 Form 10-Q |	7

Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended March 31,
(in millions, except per share data)	2024	2023
Basic EPS
Net earnings attributable to AbbVie Inc.	$1,369	$239
Earnings allocated to participating securities	10	11
Earnings available to common shareholders	$1,359	$228
Weighted-average basic shares outstanding	1,769	1,770
Basic earnings per share attributable to AbbVie Inc.	$0.77	$0.13

Diluted EPS
Net earnings attributable to AbbVie Inc.	$1,369	$239
Earnings allocated to participating securities	10	11
Earnings available to common shareholders	$1,359	$228
Weighted-average shares of common stock outstanding	1,769	1,770
Effect of dilutive securities	4	6
Weighted-average diluted shares outstanding	1,773	1,776
Diluted earnings per share attributable to AbbVie Inc.	$0.77	$0.13
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.

2024 Form 10-Q |	8

Note 4 Licensing, Acquisitions and Other Arrangements

Acquisition of ImmunoGen, Inc.
On February 12, 2024, AbbVie completed its previously announced acquisition of ImmunoGen. ImmunoGen is a commercial-stage biotechnology company focused on the discovery, development and commercialization of antibody-drug conjugates (ADC) for cancer patients. ImmunoGen's oncology portfolio includes its flagship cancer therapy Elahere, a first-in-class ADC approved for platinum-resistant ovarian cancer, and a pipeline of promising next-generation ADC's targeting hematologic malignancies and solid tumors. The combination accelerates AbbVie’s entry into the solid tumor space and strengthens its oncology pipeline. Under the terms of the agreement, AbbVie acquired all outstanding shares of ImmunoGen for $31.26 per share in cash. The total fair value of the consideration transferred to owners of ImmunoGen common stock was $9.8 billion ($9.2 billion, net of cash acquired).
The acquisition of ImmunoGen has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2024. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and equivalents	$591
Accounts receivable	171
Inventories	211
Prepaid expenses and other current assets	40
Property and equipment, net	7
Intangible assets, net
Developed product rights	7,200
License agreements	125
Acquired in-process research and development	1,280
Other noncurrent assets	273
Current portion of long-term debt	(99)
Accounts payable and accrued liabilities	(312)
Deferred income taxes	(899)
Other long-term liabilities	(47)
Total identifiable net assets	8,541
Goodwill	1,249
Total assets acquired and liabilities assumed	$9,790
The fair value step-up adjustment to inventories of $179 million is being amortized to cost of products sold when the inventory is sold to customers, which is expected to be within approximately one year from the acquisition date.
Intangible assets relate to $7.3 billion of definite-lived intangible assets and $1.3 billion of acquired in-process research and development (IPR&D) associated with products that have not yet received regulatory approval. The acquired definite-lived intangible assets consist of developed product rights and license agreements and are being amortized over a weighted-average estimated useful life of approximately 12 years using the estimated pattern of economic benefit. The estimated fair values of identifiable intangible assets were determined using the "income approach" which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product, the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, competitive trends impacting the asset and each cash flow stream, as well as other factors.

2024 Form 10-Q |	9

Other noncurrent assets primarily consist of $250 million of deferred tax assets.
The current portion of long-term debt assumed by AbbVie was repaid concurrent with the acquisition at the fair value of $99 million. See Note 8 for additional information.
Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recognized from the acquisition of ImmunoGen represents expected synergies including, the ability to: (i) expand AbbVie’s product portfolio as well as the potential to increase revenue from future growth platforms, (ii) accelerate AbbVie’s clinical and commercial presence in the solid tumor space within oncology, (iii) leverage the respective strengths of each company, and (iv) enhance AbbVie’s existing ADC development efforts. The goodwill is not deductible for tax purposes.
Following the acquisition date, the operating results of ImmunoGen have been included in the condensed consolidated financial statements. For the period from the acquisition date through March 31, 2024, net revenues attributable to ImmunoGen were $91 million and operating losses attributable to ImmunoGen were $404 million, inclusive of $349 million of cash-settled, post-closing expense for ImmunoGen employee incentive awards, $47 million of inventory fair value step-up amortization and $21 million of intangible asset amortization. AbbVie also issued 0.3 million RSUs to holders of ImmunoGen equity awards based on a conversion factor described in the transaction agreement. Stock compensation expense related to the issued RSUs during the three months ended March 31, 2024 was not significant.
Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $59 million for the three months ended March 31, 2024 and were included in selling, general and administrative (SG&A) expense in the condensed consolidated statements of earnings.
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of AbbVie and ImmunoGen for the three months ended March 31, 2024 and 2023 as if the acquisition of ImmunoGen had occurred on January 1, 2023:

	Three months ended March 31,
(in millions)	2024	2023
Net revenues	$12,365	$12,275
Net earnings (loss)	1,739	(413)
The unaudited pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and ImmunoGen. In order to reflect the occurrence of the acquisition on January 1, 2023 as required, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with acquisition date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of acquisition-related costs incurred during the three months ended March 31, 2024 to the three months ended March 31, 2023. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2023. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.
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

2024 Form 10-Q |	10

Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $190 million for the three months ended March 31, 2024 and $353 million for the three months ended March 31, 2023.
The following table summarizes acquired IPR&D and milestones expense:

	Three months ended March 31,
(in millions)	2024	2023
Upfront charges	$79	$132
Development milestones	85	18
Acquired IPR&D and milestones	$164	$150
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended March 31, 2024 and 2023.
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

2024 Form 10-Q |	11

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended March 31,
(in millions)	2024	2023
United States - Janssen's share of profits (included in cost of products sold)	$283	$297
International - AbbVie's share of profits (included in net revenues)	228	240
Global - AbbVie's share of other costs (included in respective line items)	42	55
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $250 million at March 31, 2024 and $236 million at December 31, 2023. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $275 million at March 31, 2024 and $307 million at December 31, 2023.
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
AbbVie manufactures and distributes Venclexta globally and is the principal in the end-customer product sales. Sales of Venclexta are included in AbbVie’s net revenues. Genentech’s share of United States profits is included in AbbVie’s cost of products sold. AbbVie records sales and marketing costs associated with the United States collaboration as part of SG&A expenses and global development costs as part of research and development (R&D) expenses, net of Genentech’s share. Royalties paid for Venclexta revenues outside the United States are also included in AbbVie’s cost of products sold.
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended March 31,
(in millions)	2024	2023
Genentech's share of profits, including royalties (included in cost of products sold)	$227	$202
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	9	11
AbbVie's share of development costs (included in R&D)	19	28

Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2023	$32,293
Additions(a)	1,249
Foreign currency translation adjustments	(116)
Balance as of March 31, 2024	$33,426
(a) Goodwill additions related to the acquisition of ImmunoGen (see Note 4).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of March 31, 2024, there were no accumulated goodwill impairment losses.

2024 Form 10-Q |	12

Intangible Assets, Net
The following table summarizes intangible assets:

	March 31, 2024			December 31, 2023
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$82,219	$(24,059)	$58,160	$75,142	$(22,455)	$52,687
License agreements	8,316	(5,831)	2,485	8,191	(5,571)	2,620
Total definite-lived intangible assets	90,535	(29,890)	60,645	83,333	(28,026)	55,307
Indefinite-lived intangible assets	1,580	—	1,580	303	—	303
Total intangible assets, net	$92,115	$(29,890)	$62,225	$83,636	$(28,026)	$55,610
Definite-Lived Intangible Assets
The increase in definite-lived intangible assets during 2024 was primarily due to the acquisition of ImmunoGen. The intangible assets will be amortized using the estimated pattern of economic benefit. Refer to Note 4 for additional information regarding the acquisition.
Amortization expense was $1.9 billion for the three months ended March 31, 2024 and 2023. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist. The increase in indefinite-lived intangible assets during 2024 was primarily due to the acquisition of ImmunoGen. Refer to Note 4 for additional information regarding the acquisition.
During the first quarter of 2023, the company made a decision to revise the research and development plan for AGN-151607, a novel investigational neurotoxin for the prevention of postoperative atrial fibrillation in cardiac surgery patients. This decision contributed to a delay in the estimated timing of regulatory approval as well as a significant decrease in estimated future cash flows of the product and represented a triggering event which required the company to evaluate the underlying indefinite-lived intangible asset for impairment. The company utilized a discounted cash flow analysis to estimate the fair value which was below the carrying value of the intangible asset. Based on the revised cash flows, the company recorded a pre-tax impairment charge of $630 million to research and development expense in the condensed consolidated statements of earnings for the first quarter of 2023.

2024 Form 10-Q |	13

Note 7 Restructuring Plans

AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. As of March 31, 2024 and 2023, no such plans were individually significant. Restructuring charges were $15 million for the three months ended March 31, 2024 and $27 million for the three months ended March 31, 2023. These charges are recorded in cost of products sold, R&D expense and SG&A expense in the condensed consolidated statements of earnings based on the classification of the affected employees or the related operations.
The following table summarizes the cash activity in the restructuring reserve for the three months ended March 31, 2024:

(in millions)
Accrued balance as of December 31, 2023	$196
Restructuring charges	14
Payments and other adjustments	(32)
Accrued balance as of March 31, 2024	$178
Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization and incurred total cumulative charges of $2.5 billion through December 31, 2023. These costs consisted of severance and employee benefit costs (cash severance, non-cash severance including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses. The Allergan integration plan was substantially complete as of December 31, 2023 and the remaining accrual as of March 31, 2024 is not significant.
The following table summarizes the prior year charges associated with the Allergan acquisition integration plan:

Three months ended March 31,
(in millions)	2023
Cost of products sold	$14
Research and development	—
Selling, general and administrative	44
Total charges	$58
Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.1 billion at March 31, 2024 and $1.8 billion at December 31, 2023, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of March 31, 2024 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
In 2019, the company entered into treasury rate lock agreements with notional amounts totaling $10.0 billion to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the issuance of long-term debt in connection with the acquisition of Allergan. The treasury rate lock agreements were designated as cash flow hedges and recorded at fair value. The agreements were net settled upon issuance of the senior notes in 2019 and the resulting net gain was recognized in AOCI. This gain is reclassified to interest expense, net over the term of the related debt.

2024 Form 10-Q |	14

The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $6.2 billion at March 31, 2024 and $7.9 billion at December 31, 2023.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €5.4 billion at March 31, 2024 and December 31, 2023. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €4.9 billion, SEK1.4 billion, CAD750 million and CHF50 million at March 31, 2024 and December 31, 2023. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $5.0 billion at March 31, 2024 and December 31, 2023. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	March 31, 2024	December 31, 2023	Balance sheet caption	March 31, 2024	December 31, 2023
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$30	$12	Accounts payable and accrued liabilities	$4	$32
Designated as net investment hedges	Prepaid expenses and other	53	13	Accounts payable and accrued liabilities	38	66
Designated as net investment hedges	Other assets	6	—	Other long-term liabilities	3	69
Not designated as hedges	Prepaid expenses and other	10	41	Accounts payable and accrued liabilities	25	36
Interest rate swap contracts
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	1	—
Designated as fair value hedges	Other assets	—	—	Other long-term liabilities	357	293
Total derivatives		$99	$66		$428	$496
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

2024 Form 10-Q |	15

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive loss:

	Three months ended March 31,
(in millions)	2024	2023
Foreign currency forward exchange contracts
Designated as cash flow hedges	$55	$(9)
Designated as net investment hedges	134	(94)
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $50 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $23 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive loss pre-tax gains of $157 million for the three months ended March 31, 2024 and pre-tax losses of $162 million for the three months ended March 31, 2023.
The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended March 31,
(in millions)	Statement of earnings caption	2024	2023
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$12	$30
Designated as net investment hedges	Interest expense, net	27	28
Not designated as hedges	Net foreign exchange loss	(18)	30
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	6
Interest rate swap contracts
Designated as fair value hedges	Interest expense, net	(65)	35
Debt designated as hedged item in fair value hedges	Interest expense, net	65	(35)
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

2024 Form 10-Q |	16

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2024:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$18,067	$7,221	$10,846	$—
Money market funds and time deposits	10	—	10	—
Debt securities	26	—	26	—
Equity securities	110	84	26	—
Foreign currency contracts	99	—	99	—
Total assets	$18,312	$7,305	$11,007	$—
Liabilities
Interest rate swap contracts	$358	$—	$358	$—
Foreign currency contracts	70	—	70	—
Contingent consideration	20,159	—	—	20,159
Total liabilities	$20,587	$—	$428	$20,159
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of December 31, 2023:

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

2024 Form 10-Q |	17

employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period.
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	March 31, 2024		December 31, 2023
	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	4.6% - 5.8%	4.8%	4.3%- 5.9%	4.5%
Probability of payment for royalties by indication(b)	89% - 100%	99%	89% - 100%	99%
Projected year of payments	2024 - 2034	2030	2024 - 2034	2027
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excluding approved indications, the estimated probability of payment was 89% at March 31, 2024 and December 31, 2023.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Three months ended March 31,
(in millions)	2024	2023
Beginning balance	$19,890	$16,384
Change in fair value recognized in net earnings	660	1,872
Payments	(391)	(325)
Ending balance	$20,159	$17,931
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
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of March 31, 2024 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$3	$3	$—	$3	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	10,194	10,021	9,687	334	—
Long-term debt and finance lease obligations, excluding fair value hedges	64,140	60,887	60,469	418	—
Total liabilities	$74,337	$70,911	$70,156	$755	$—

2024 Form 10-Q |	18

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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $161 million as of March 31, 2024 and $159 million as of December 31, 2023. No significant cumulative upward or downward adjustments have been recorded for these investments as of March 31, 2024.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 79% as of March 31, 2024 and 81% as of December 31, 2023, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.
Debt and Credit Facilities
Financing Related to ImmunoGen and Cerevel Therapeutics Acquisitions
In connection with the acquisition of ImmunoGen and proposed acquisition of Cerevel Therapeutics, in February, 2024, the company issued $15.0 billion aggregate principal amount of unsecured senior notes. The notes are unsecured, unsubordinated obligations of AbbVie and will rank equally in right of payment with all of AbbVie’s existing and future unsecured, unsubordinated indebtedness, liabilities and other obligations. AbbVie may redeem the fixed-rate senior notes prior to maturity at a redemption price equal to the greater of the principal amount or the sum of present values of the remaining scheduled payments of principal and interest on the fixed-rate senior notes to be redeemed plus a make-whole premium. AbbVie may also redeem the fixed-rate senior notes at par between one and six months prior to maturity. In connection with the offering, debt issuance costs incurred totaled $99 million and debt discounts totaled $37 million, which are being amortized over the respective terms of the notes to interest expense, net in the condensed consolidated statements of earnings.
AbbVie used the net proceeds received from the issuance of the notes to finance the acquisition of ImmunoGen, repay its term-loan, repay commercial paper borrowings, pay fees and expenses in respect of the foregoing, finance general corporate purposes and expects, together with cash on hand, to fund AbbVie’s proposed acquisition of Cerevel Therapeutics. See Note 4 for additional information.

2024 Form 10-Q |	19

The following table summarizes issued debt in connection with the acquisition of ImmunoGen and proposed acquisition of Cerevel Therapeutics:

(in millions)	March 31, 2024
Senior Notes
4.80% Senior Notes due 2027	$2,250
4.80% Senior Notes due 2029	2,500
4.95% Senior Notes due 2031	2,000
5.05% Senior Notes due 2034	3,000
5.35% Senior Notes due 2044	750
5.40% Senior Notes due 2054	3,000
5.50% Senior Notes due 2064	1,500
Total acquired debt outstanding	$15,000
In December 2023, AbbVie entered into a $9.0 billion 364-day bridge credit agreement and $5.0 billion 364-day term loan credit agreement. In February, 2024, AbbVie borrowed and repaid $5.0 billion under the term loan credit agreement. Interest charged on this borrowing was based on Secured Overnight Financing Rate Reference Rate (SOFR) +0.975% with an effective interest rate of 6.29%. Subsequent to the $15.0 billion issuance of senior notes, AbbVie terminated both the bridge and term loan credit agreements in the first quarter of 2024. In February 2024, concurrent with the acquisition, the company assumed and repaid an ImmunoGen senior secured term loan at a fair value of $99 million.
Long-Term Debt Repayments
In January 2023, the company repaid a $1.0 billion floating rate three-year term loan that was scheduled to mature in May 2023. In March 2023, the company repaid a $350 million aggregate principal amount of 2.80% senior notes at maturity.
Short-Term Borrowings
During the three months ended March 31, 2024, the company issued and redeemed $1.7 billion of commercial paper. There were no commercial paper borrowings outstanding as of March 31, 2024 and December 31, 2023. The weighted average interest rate on commercial paper borrowings was 5.54% for the three months ended March 31, 2024.
In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At March 31, 2024, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of March 31, 2024 and December 31, 2023.

2024 Form 10-Q |	20

Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans		Other post- employment plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2024	2023	2024	2023
Service cost	$72	$68	$11	$8
Interest cost	113	107	10	9
Expected return on plan assets	(197)	(180)	—	—
Amortization of prior service credit	—	—	(9)	(9)
Amortization of actuarial loss	13	4	4	3
Net periodic benefit cost	$1	$(1)	$16	$11
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
Note 10 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the AbbVie Amended and Restated 2013 Incentive Stock Program and is summarized as follows:

	Three months ended March 31,
(in millions)	2024	2023
Cost of products sold	$22	$20
Research and development	133	117
Selling, general and administrative	193	176
Pre-tax compensation expense	348	313
Tax benefit	60	55
After-tax compensation expense	$288	$258
In addition to stock-based compensation expense included in the table above and in connection with the acquisition of ImmunoGen, AbbVie incurred $349 million of cash-settled, post-closing expense for ImmunoGen employee incentive awards, of which $192 million was recorded in SG&A expenses, $126 million was recorded in R&D expenses and $31 million was recorded in cost of products sold in the condensed consolidated statements of earnings for the three months ended March 31, 2024. Refer to Note 4 for additional information regarding the ImmunoGen acquisition.
Stock Options
During the three months ended March 31, 2024, primarily in connection with the company's annual grant, AbbVie granted 0.6 million stock options with a weighted-average grant-date fair value of $31.53. As of March 31, 2024, $11 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the three months ended March 31, 2024, primarily in connection with the company's annual grant, AbbVie granted 4.9 million RSUs and performance shares with a weighted-average grant-date fair value of $175.97. In connection with the ImmunoGen acquisition, during the first quarter of 2024, AbbVie issued 0.3 million RSUs to holders of ImmunoGen equity awards based on a conversion factor described in the transaction agreement. Refer to Note 4 for additional information regarding the ImmunoGen acquisition. As of March 31, 2024, $967 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

2024 Form 10-Q |	21

Cash Dividends
The following table summarizes quarterly cash dividends declared during 2024 and 2023:

2024			2023
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
02/15/24	05/15/24	$1.55	10/26/23	02/15/24	$1.55
			09/08/23	11/15/23	$1.48
			06/22/23	08/15/23	$1.48
			02/16/23	05/15/23	$1.48
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
On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 5 million shares for $959 million during the three months ended March 31, 2024 and 10 million shares for $1.6 billion during the three months ended March 31, 2023. AbbVie's remaining stock repurchase authorization was approximately $3.9 billion as of March 31, 2024.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2024:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2023	$(1,106)	$65	$(1,488)	$224	$(2,305)
Other comprehensive income (loss) before reclassifications	(396)	228	3	44	(121)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(21)	7	(14)	(28)
Net current-period other comprehensive income (loss)	(396)	207	10	30	(149)
Balance as of March 31, 2024	$(1,502)	$272	$(1,478)	$254	$(2,454)
Other comprehensive loss for the three months ended March 31, 2024 included foreign currency translation adjustments totaling a loss of $396 million principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling a gain of $207 million.
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

2024 Form 10-Q |	22

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended March 31,
(in millions) (brackets denote gains)	2024	2023
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(27)	$(28)
Tax expense	6	6
Total reclassifications, net of tax	$(21)	$(22)
Pension and post-employment benefits
Amortization of actuarial losses (gains) and other(b)	$8	$(2)
Tax benefit	(1)	—
Total reclassifications, net of tax	$7	$(2)
Cash flow hedging activities
Gains on foreign currency forward exchange contracts(c)	$(12)	$(30)
Gains on treasury rate lock agreements(a)	(6)	(6)
Tax expense	4	5
Total reclassifications, net of tax	$(14)	$(31)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 22% for the three months ended March 31, 2024 compared to 49% for the three months ended March 31, 2023. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities, including ImmunoGen acquisition-related costs. The decrease in the effective tax rate for the three months ended March 31, 2024 over the prior year was primarily due to changes in fair value of contingent consideration and impairment of certain intangible assets in the prior year.
It is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $162 million. The company has various federal, state and foreign examinations ongoing. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings, and as a result, we cannot reasonably estimate the timing of resolution for certain unrecognized tax benefits.
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

2024 Form 10-Q |	23

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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 580 lawsuits are pending against Allergan in federal and state courts. Most of the federal court lawsuits are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 130 of the lawsuits are pending in various state courts. The plaintiffs in these lawsuits, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 580 lawsuits, approximately 165 of them are brought by states, counties, cities, and other municipal entities, approximately 125 of which are in the process of being dismissed pursuant to the previously announced settlement for which AbbVie recorded a charge of $2.1 billion to selling, general and administrative expense in the consolidated statement of earnings in the second quarter of 2022.
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

2024 Form 10-Q |	24

summary judgment on the remaining claims, dismissing them with prejudice. In February 2024, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissals.
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
AbbVie Inc. is seeking to enforce patent rights related to ubrogepant (a drug sold under the trademark Ubrelvy). Litigation was filed in the United States District Court for the District of New Jersey in March 2024 against Aurobindo Pharma U.S.A., Inc., Aurobindo Pharma Limited, and Apitoria Pharma Private Limited; Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited; MSN Pharmaceuticals Inc., MSN Laboratories Private Limited, and MSN Life Sciences Private Limited; and Hetero USA Inc., Hetero Labs Limited Unit-III, and Hetero Labs Limited. AbbVie alleges defendants’ proposed generic ubrogepant products infringe certain patents and seeks declaratory and injunctive relief. Merck Sharp & Dohme LLC, which exclusively licenses certain patents to AbbVie, is a co-plaintiff in the litigation.

2024 Form 10-Q |	25

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
The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,

(in millions)		2024	2023
Immunology
Humira	United States	$1,771	$2,948
	International	499	593
	Total	$2,270	$3,541
Skyrizi	United States	$1,656	$1,139
	International	352	221
	Total	$2,008	$1,360
Rinvoq	United States	$725	$449
	International	368	237
	Total	$1,093	$686
Oncology
Imbruvica	United States	$610	$638
	Collaboration revenues	228	240
	Total	$838	$878
Venclexta	United States	$281	$265
	International	333	273
	Total	$614	$538
Elahere(a)	United States	$64	$—
Epkinly	Collaboration Revenues	$22	$—
	International	5	—
	Total	$27	$—
Aesthetics
Botox Cosmetic	United States	$389	$409
	International	244	250
	Total	$633	$659
Juvederm Collection	United States	$106	$122
	International	191	233
	Total	$297	$355
Other Aesthetics	United States	$281	$246
	International	38	40
	Total	$319	$286
Neuroscience
Botox Therapeutic	United States	$611	$587
	International	137	132
	Total	$748	$719
Vraylar	United States	$692	$560
	International	2	1
	Total	$694	$561

2024 Form 10-Q |	26

		Three months ended March 31,

(in millions)		2024	2023
Duodopa	United States	$25	$25
	International	90	93
	Total	$115	$118
Ubrelvy	United States	$197	$150
	International	6	2
	Total	$203	$152
Qulipta	United States	$128	$66
	International	3	—
	Total	$131	$66
Other Neuroscience	United States	$61	$75
	International	13	4
	Total	$74	$79
Eye Care
Ozurdex	United States	$34	$39
	International	97	76
	Total	131	115
Lumigan/Ganfort	United States	$29	$63
	International	62	67
	Total	$91	$130
Alphagan/Combigan	United States	$15	$28
	International	44	43
	Total	$59	$71
Restasis	United States	$44	$79
	International	13	13
	Total	$57	$92
Other Eye Care	United States	$105	$110
	International	95	90
	Total	$200	$200
Other Key Products
Mavyret	United States	$144	$171
	International	205	193
	Total	$349	$364
Creon	United States	$285	$305
Linzess/Constella	United States	$257	$251
	International	9	8
	Total	$266	$259
All other		$744	$691
Total net revenues		$12,310	$12,225
(a)Net revenues include ImmunoGen product revenues after the acquisition closing date of February 12, 2024.

2024 Form 10-Q |	27

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of March 31, 2024 and December 31, 2023 and the results of operations for the three months ended March 31, 2024 and 2023. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
On February 20, 2024, AbbVie announced Robert A. Michael, AbbVie's current president and chief operating officer, will succeed Richard A. Gonzalez as the company's chief executive officer (CEO). Mr. Gonzalez, who has served as CEO since the company's formation in 2013, will retire from the role of CEO and become executive chairman of the board of directors, effective July 1, 2024. Additionally, the board has appointed Mr. Michael as a member of the board of directors effective July 1, 2024.
On February 12, 2024, AbbVie completed the acquisition of ImmunoGen, Inc. (ImmunoGen). The acquisition of ImmunoGen further builds on AbbVie's existing solid tumor pipeline of novel targeted therapies and next-generation immuno-oncology assets, which have the potential to create new treatment possibilities across multiple solid tumors and hematologic malignancies. AbbVie and ImmunoGen's combined capabilities represent an opportunity to deliver potentially transformative antibody-drug conjugate (ADC) therapies to patients. See Note 4 to the Condensed Consolidated Financial Statements for additional information on the acquisition. Subsequent to the acquisition date, AbbVie's consolidated financial statements include the assets, liabilities, operating results and cash flows of ImmunoGen.
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
Financial Results
The company's financial performance for the three months ended March 31, 2024 included delivering worldwide net revenues of $12.3 billion, operating earnings of $2.8 billion, diluted earnings per share of $0.77 and cash flows from operations of $4.0 billion. Worldwide net revenues increased 1% on a reported basis and 2% on a constant currency basis.
Diluted earnings per share was $0.77 for the three months ended March 31, 2024 and included the following after-tax costs: (i) $1.6 billion related to the amortization of intangible assets; (ii) $643 million for the change in fair value of contingent

2024 Form 10-Q |	28

consideration liabilities; and (iii) $486 million of acquisition and integration expenses. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
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
•In April 2024, AbbVie announced positive top-line results from its Phase 3 SELECT-GCA trial for Rinvoq in combination with a 26-week steroid taper regimen in patients with giant cell arteritis achieved its primary endpoint.
•In April 2024, AbbVie announced positive top-line results from the head-to-head Phase 3b/4 Level-Up trial evaluating Rinvoq compared to dupilumab in adolescent and adult patients with moderate to severe atopic dermatitis. In the study, Rinvoq demonstrated superiority to dupilumab on the primary endpoint and all ranked secondary endpoints.
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

Oncology

Epkinly

•In February 2024, AbbVie announced that the U.S. Food and Drug Administration (FDA) granted priority review of the supplemental Biologics License Application (sBLA) of Epkinly, for the treatment of adult relapsed or refractory (R/R) follicular lymphoma (FL).

•In March 2024, AbbVie initiated a Phase 3 clinical trial to evaluate Epkinly in combination with rituximab and lenalidomide in patients with previously untreated follicular lymphoma.

Elahere

•In March 2024, AbbVie announced that the FDA granted full approval for Elahere for the treatment of folate receptor alpha (FRα)-positive, platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal adult cancer patients treated with up to three prior therapies.

Navitoclax

•In April 2024, AbbVie announced its decision to discontinue the Phase 3 TRANSFORM-2 study evaluating Navitoclax, a BCL-XL/BCL-2 inhibitor, plus ruxolitinib in patients with relapsed/refractory myelofibrosis following evaluation of the totality of data from the Phase 3 TRANSFORM-1 trial and recent feedback from regulators.

2024 Form 10-Q |	29

Aesthetics
Juvederm Collection
•In March 2024, AbbVie announced the FDA approval of Juvederm Voluma XC for injection in the temple region to improve moderate to severe temple hollowing in adults over the age of 21.
Neuroscience
ABBV-951
•In January 2024, AbbVie announced the launch of Produodopa (ABBV-951) in the European Union for the treatment of advanced Parkinson's disease with severe motor fluctuations and hyperkinesia (excessive movement) or dyskinesia (involuntary movement), and when available combinations of Parkinson's medicinal products have not given satisfactory results.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

2024 Form 10-Q |	30

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

	Three months ended March 31,		Percent change
			At actual currency rates	At constant currency rates
(dollars in millions)	2024	2023
United States	$9,041	$9,201	(1.7)%	(1.7)%
International	3,269	3,024	8.1%	11.6%
Net revenues	$12,310	$12,225	0.7%	1.6%

2024 Form 10-Q |	31

The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,		Percent change
				At actual currency rates	At constant currency rates
(dollars in millions)		2024	2023
Immunology
Humira	United States	$1,771	$2,948	(39.9)%	(39.9)%
	International	499	593	(15.8)%	(11.6)%
	Total	$2,270	$3,541	(35.9)%	(35.2)%
Skyrizi	United States	$1,656	$1,139	45.3%	45.3%
	International	352	221	59.4%	61.6%
	Total	$2,008	$1,360	47.6%	48.0%
Rinvoq	United States	$725	$449	61.4%	61.4%
	International	368	237	55.3%	62.8%
	Total	$1,093	$686	59.3%	61.9%
Oncology
Imbruvica	United States	$610	$638	(4.3)%	(4.3)%
	Collaboration revenues	228	240	(5.1)%	(5.1)%
	Total	$838	$878	(4.5)%	(4.5)%
Venclexta	United States	$281	$265	6.2%	6.2%
	International	333	273	21.9%	26.1%
	Total	$614	$538	14.2%	16.3%
Elahere(a)	United States	$64	$—	n/m	n/m
Epkinly	Collaboration revenues	$22	$—	n/m	n/m
	International	5	—	n/m	n/m
	Total	$27	$—	n/m	n/m
Aesthetics
Botox Cosmetic	United States	$389	$409	(4.9)%	(4.9)%
	International	244	250	(2.2)%	1.2%
	Total	$633	$659	(3.9)%	(2.6)%
Juvederm Collection	United States	$106	$122	(13.2)%	(13.2)%
	International	191	233	(18.1)%	(14.0)%
	Total	$297	$355	(16.4)%	(13.7)%
Other Aesthetics	United States	$281	$246	13.7%	13.7%
	International	38	40	(3.7)%	1.2%
	Total	$319	$286	11.3%	12.0%
Neuroscience
Botox Therapeutic	United States	$611	$587	4.1%	4.1%
	International	137	132	3.9%	6.3%
	Total	$748	$719	4.1%	4.5%
Vraylar	United States	$692	$560	23.5%	23.5%
	International	2	1	>100.0%	>100.0%
	Total	$694	$561	23.6%	23.6%
Duodopa	United States	$25	$25	(2.6)%	(2.6)%
	International	90	93	(2.7)%	(3.7)%
	Total	$115	$118	(2.7)%	(3.5)%
Ubrelvy	United States	$197	$150	31.5%	31.5%
	International	6	2	>100.0%	>100.0%
	Total	$203	$152	33.8%	33.8%
Qulipta	United States	$128	$66	94.5%	94.5%
	International	3	—	>100.0%	>100.0%
	Total	$131	$66	97.7%	97.7%

2024 Form 10-Q |	32

		Three months ended March 31,		Percent change
				At actual currency rates	At constant currency rates
(dollars in millions)		2024	2023
Other Neuroscience	United States	$61	$75	(18.5)%	(18.5)%
	International	13	4	>100.0%	>100.0%
	Total	$74	$79	(6.9)%	(6.7)%
Eye Care
Ozurdex	United States	$34	$39	(13.7)%	(13.7)%
	International	97	76	27.9%	29.3%
	Total	$131	$115	13.7%	14.6%
Lumigan/Ganfort	United States	$29	$63	(55.0)%	(55.0)%
	International	62	67	(7.6)%	(6.4)%
	Total	$91	$130	(30.5)%	(29.9)%
Alphagan/Combigan	United States	$15	$28	(47.0)%	(47.0)%
	International	44	43	1.9%	6.9%
	Total	$59	$71	(17.7)%	(14.7)%
Restasis	United States	$44	$79	(44.1)%	(44.1)%
	International	13	13	(1.4)%	4.1%
	Total	$57	$92	(38.1)%	(37.3)%
Other Eye Care	United States	$105	$110	(4.8)%	(4.8)%
	International	95	90	5.9%	9.3%
	Total	$200	$200	—%	1.5%
Other Key Products
Mavyret	United States	$144	$171	(15.8)%	(15.8)%
	International	205	193	6.2%	9.0%
	Total	$349	$364	(4.1)%	(2.6)%
Creon	United States	$285	$305	(6.6)%	(6.6)%
Linzess/Constella	United States	$257	$251	2.5%	2.5%
	International	9	8	9.2%	6.8%
	Total	$266	$259	2.8%	2.7%
All other		$744	$691	8.2%	9.9%
Total net revenues		$12,310	$12,225	0.7%	1.6%
n/m – Not meaningful
(a)Net revenues include ImmunoGen product revenues after the acquisition closing date of February 12, 2024.
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales decreased 35% for the three months ended March 31, 2024. In the United States, Humira sales decreased by 40% for the three months ended March 31, 2024 primarily driven by direct biosimilar competition following the loss of exclusivity on January 31, 2023. Internationally, Humira revenues decreased 12% for the three months ended March 31, 2024 primarily driven by the continued impact of direct biosimilar competition. AbbVie continues to pursue strategies to maintain broad formulary access of Humira and manage the impact of biosimilar erosion.
Net revenues for Skyrizi increased 48% for the three months ended March 31, 2024 primarily driven by continued strong market share uptake and market growth across all indications, partially offset by the timing of retail inventory destocking.
Net revenues for Rinvoq increased 62% for the three months ended March 31, 2024 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 5% for the three months ended March 31, 2024 primarily driven by decreased demand and lower market share in the United States as well as decreased collaboration revenues, partially offset by the timing of inventory stocking.
Net revenues for Venclexta increased 16% for the three months ended March 31, 2024 driven by continued market share uptake as well as market growth across all indications.

2024 Form 10-Q |	33

Net revenues for Elahere were $64 million for the three months ended March 31, 2024 for the period subsequent to the completion of the ImmunoGen acquisition.
Net revenues for Botox Cosmetic decreased 3% for the three months ended March 31, 2024 primarily driven by the unfavorable impact related to timing of customer inventory destocking in the United States.
Net revenues for Juvederm Collection decreased 14% for the three months ended March 31, 2024 primarily driven by the unfavorable impact related to timing of customer inventory destocking in the United States and decreased consumer demand across certain international markets.
Net revenues for Botox Therapeutic increased 5% for the three months ended March 31, 2024 primarily driven by continued market share uptake as well as market growth.
Net revenues for Vraylar increased 24% for the three months ended March 31, 2024 primarily driven by continued market share uptake.
Net revenues for Ubrelvy increased 34% for the three months ended March 31, 2024 primarily driven by continued market share uptake as well as market growth.
Net revenues for Qulipta increased 98% for the three months ended March 31, 2024 primarily driven by continued strong market share uptake. Net revenues were also favorably impacted by the regulatory approval of Qulipta for the preventive treatment of chronic migraine in adults.
Gross Margin

	Three months ended March 31,
(dollars in millions)	2024	2023	% change
Gross margin	$8,216	$8,239	—%
as a % of net revenues	67%	67%
Gross margin as a percentage of net revenues was flat for the three months ended March 31, 2024 compared to the prior year. Gross margin percentage for the three months ended March 31, 2024 was unfavorably impacted by changes in product mix, offset by lower amortization of intangibles.
Selling, General and Administrative

	Three months ended March 31,
(dollars in millions)	2024	2023	% change
Selling, general and administrative	$3,315	$3,039	9%
as a % of net revenues	27%	25%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues increased for the three months ended March 31, 2024 compared to the prior year. SG&A expense percentage was unfavorably impacted by acquisition and integration costs incurred in connection with the ImmunoGen acquisition including cash-settled, post-closing expense for ImmunoGen employee incentive awards. See Note 4 to the condensed consolidated financial statements for additional information.
Research and Development

	Three months ended March 31,
(dollars in millions)	2024	2023	% change
Research and development	$1,939	$2,292	(15)%
as a % of net revenues	16%	19%
Research and development (R&D) expenses as a percentage of net revenues decreased for the three months ended March 31, 2024 compared to the prior year primarily due to an intangible asset impairment charge of $630 million incurred during the three months ended March 31, 2023, partially offset by increased funding to support all stages of the company’s pipeline assets as well as acquisition and integration costs incurred in connection with the ImmunoGen acquisition including cash-settled, post-closing expense for ImmunoGen employee incentive awards. See Note 4 to the condensed consolidated financial statements for additional information.

2024 Form 10-Q |	34

Acquired IPR&D and Milestones

	Three months ended March 31,
(dollars in millions)	2024	2023
Upfront charges	$79	$132
Development milestones	85	18
Acquired IPR&D and milestones	$164	$150
Other Non-Operating Expenses (Income)

	Three months ended March 31,
(in millions)	2024	2023
Interest expense	$660	$553
Interest income	(207)	(99)
Interest expense, net	$453	$454

Net foreign exchange loss	$4	$35
Other expense, net	586	1,804
Interest expense increased for the three months ended March 31, 2024 compared to the prior year primarily due to the incremental interest and debt issuance costs associated with financing the ImmunoGen and proposed Cerevel Therapeutics acquisitions as well as the impact of higher interest rates. See Note 8 to the condensed consolidated financial statements for additional information related to debt issued to finance the ImmunoGen acquisition.
Interest income increased for the three months ended March 31, 2024 compared to the prior year primarily due to a higher average cash and cash equivalents balance and the impact of higher interest rates.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $660 million for the three months ended March 31, 2024 and $1.9 billion for the three months ended March 31, 2023. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three months ended March 31, 2024, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake and the passage of time, partially offset by higher discount rates. For the three months ended March 31, 2023 the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake, the passage of time, lower discount rates and favorable clinical trial results.
Income Tax Expense
The effective tax rate was 22% for the three months ended March 31, 2024 compared to 49% for the three months ended March 31, 2023. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities, including ImmunoGen acquisition-related costs. The decrease in the effective tax rate for the three months ended March 31, 2024 over the prior year was primarily due to changes in fair value of contingent consideration and impairment of certain intangible assets in the prior year.

2024 Form 10-Q |	35

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
(in millions)	2024	2023
Cash flows provided by (used in):
Operating activities	$4,040	$4,193
Investing activities	(9,588)	(499)
Financing activities	10,819	(6,192)
Operating cash flows for the three months ended March 31, 2024 decreased compared to the prior year primarily due to ImmunoGen acquisition-related cash expenses, decreased results from operations driven by changes in product mix and increased R&D funding to support all stages of the company’s pipeline assets, partially offset by the timing of working capital.
Investing cash flows for the three months ended March 31, 2024 primarily included $9.8 billion cash consideration paid to acquire ImmunoGen offset by cash acquired of $591 million, payments made for other acquisitions and investments of $190 million and capital expenditures of $193 million. Investing cash flows for the three months ended March 31, 2023 included payments made for other acquisitions and investments of $353 million and capital expenditures of $175 million.
Financing cash flows for the three months ended March 31, 2024 included the issuance of unsecured senior notes totaling $15.0 billion aggregate principal which were used to finance the acquisition of ImmunoGen and proposed acquisition of Cerevel Therapeutics. Additionally, financing cash flows included the issuance and repayment of $5.0 billion under the term loan credit agreement and the repayment of $99 million of secured term notes assumed from ImmunoGen in conjunction with the acquisition. Financing cash flows for the three months ended March 31, 2023 included repayments of $1.0 billion floating rate term loan and $350 million aggregate principal amount of the company’s 2.80% senior notes.
Financing cash flows also included cash dividend payments of $2.8 billion for the three months ended March 31, 2024 and $2.7 billion for the three months ended March 31, 2023. The increase in cash dividend payments was primarily driven by the increase in the quarterly dividend rate.
On February 15, 2024, the company announced that its board of directors declared a quarterly cash dividend of $1.55 per share for stockholders of record at the close of business on April 15, 2024, payable on May 15, 2024. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 5 million shares for $959 million during the three months ended March 31, 2024 and 10 million shares for $1.6 billion during the three months ended March 31, 2023.
During the three months ended March 31, 2024, the company issued and redeemed $1.7 billion of commercial paper. There were no commercial paper borrowings outstanding as of March 31, 2024 and December 31, 2023. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
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

2024 Form 10-Q |	36

Credit Facility, Access to Capital and Credit Ratings
Credit Facility
In December 2023, in connection with the acquisition of ImmunoGen and proposed acquisition of Cerevel Therapeutics, AbbVie entered into a $9.0 billion 364-day bridge credit agreement and $5.0 billion 364-day term loan credit agreement. In February, 2024, AbbVie borrowed and repaid $5.0 billion under the term loan credit agreement. Subsequent to the $15.0 billion issuance of senior notes, AbbVie terminated both the bridge and term loan credit agreements in the first quarter of 2024.
In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At March 31, 2024, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of March 31, 2024 and December 31, 2023.
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
Credit Ratings
There were no changes in the company’s credit ratings during the three months ended March 31, 2024. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the company’s application of its critical accounting policies during the three months ended March 31, 2024.
FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q are, or may be considered, forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions and use of future or conditional verbs, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, but are not limited to challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action and changes to laws and regulations applicable to our industry. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2023, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation, and specifically declines, to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2023.

2024 Form 10-Q |	37

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended March 31, 2024.
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

2024 Form 10-Q |	38

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	994	(1)	$160.15	(1)	—	$4,808,991,028
February 1, 2024 - February 28, 2024	845	(1)	$171.75	(1)	—	$4,808,991,028
March 1, 2024 - March 31, 2024	5,317,518	(1)	$180.45	(1)	5,316,656	$3,849,610,303
Total	5,319,357	(1)	$180.44	(1)	5,316,656	$3,849,610,303

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 994 in January; 845 in February; and 862 in March.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

2024 Form 10-Q |	39

ITEM 5. OTHER ITEMS

(c) Director and Officer Trading Arrangements
During the three months ended March 31, 2024, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as provided below.

Name & Title	Action Taken	Date Adopted	Type of Trading Arrangement(1)	Aggregate Number of Shares to be Sold Pursuant to Trading Arrangement	Duration of Trading Arrangement(2)
Richard A. Gonzalez Chairman of the Board and Chief Executive Officer	Adoption	03/26/2024	Rule 10b5-1 Trading Arrangement	Up to 282,845 Shares Issuable Upon the Exercise of Options	12/31/2024
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

2024 Form 10-Q |	40

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1	Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement*

10.2	Form of AbbVie Inc. Performance Share Award Agreement*

10.3	Form of AbbVie Inc. Non-Employee Director RSU Agreement (US)*

10.4	Form of AbbVie Inc. Non-Qualified Stock Option Agreement*

10.5	Form of AbbVie Inc. Retention RSU Agreement - Ratable Vesting*

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 3, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2024 Form 10-Q |	41

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Scott T. Reents
Scott T. Reents
Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2024

2024 Form 10-Q |	42