Form 10-Q
period 2024-06-30
AbbVie Inc.
filed 2024-08-07
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
As of July 29, 2024, AbbVie Inc. had 1,766,343,745 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net revenues	$14,462	$13,865	$26,772	$26,090

Cost of products sold	4,202	4,240	8,296	8,226
Selling, general and administrative	3,377	3,268	6,692	6,307
Research and development	1,948	1,733	3,887	4,025
Acquired IPR&D and milestones	937	280	1,101	430
Other operating income	—	(169)	—	(179)
Total operating costs and expenses	10,464	9,352	19,976	18,809
Operating earnings	3,998	4,513	6,796	7,281

Interest expense, net	506	454	959	908
Net foreign exchange loss	1	37	5	72
Other expense, net	1,345	1,412	1,931	3,216
Earnings before income tax expense	2,146	2,610	3,901	3,085
Income tax expense	773	583	1,156	817
Net earnings	1,373	2,027	2,745	2,268
Net earnings attributable to noncontrolling interest	3	3	6	5
Net earnings attributable to AbbVie Inc.	$1,370	$2,024	$2,739	$2,263

Per share data
Basic earnings per share attributable to AbbVie Inc.	$0.77	$1.14	$1.54	$1.27
Diluted earnings per share attributable to AbbVie Inc.	$0.77	$1.14	$1.53	$1.26

Weighted-average basic shares outstanding	1,768	1,767	1,769	1,768
Weighted-average diluted shares outstanding	1,771	1,771	1,772	1,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Net earnings	$1,373	$2,027	$2,745	$2,268

Foreign currency translation adjustments, net of tax expense (benefit) of $(4) for the three months and $(24) the six months ended June 30, 2024 and $(6) for the three months and $6 six months ended June 30, 2023	(157)	(16)	(553)	178
Net investment hedging activities, net of tax expense (benefit) of $23 for the three months and $80 for the six months ended June 30, 2024 and $2 for the three months and $(58) six months ended June 30, 2023	84	11	291	(213)
Pension and post-employment benefits, net of tax expense (benefit) of $3 for the three months and $4 for the six months ended June 30, 2024 and $(4) for the three months and $10 for the six months ended June 30, 2023	8	(2)	18	36
Cash flow hedging activities, net of tax expense (benefit) of $(2) for the three months and $5 for the six months ended June 30, 2024 and $(4) for the three months and $(8) for the six months ended June 30, 2023	6	(13)	36	(54)
Other comprehensive loss	(59)	(20)	(208)	(53)
Comprehensive income	1,314	2,007	2,537	2,215
Comprehensive income attributable to noncontrolling interest	3	3	6	5
Comprehensive income attributable to AbbVie Inc.	$1,311	$2,004	$2,531	$2,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and equivalents	$13,130	$12,814
Short-term investments	27	2
Accounts receivable, net	11,724	11,155
Inventories	4,218	4,099
Prepaid expenses and other	4,717	4,932
Total current assets	33,816	33,002

Investments	272	304
Property and equipment, net	5,023	4,989
Intangible assets, net	60,243	55,610
Goodwill	33,386	32,293
Other assets	9,197	8,513
Total assets	$141,937	$134,711

Liabilities and Equity
Current liabilities
Current portion of long-term debt and finance lease obligations	$12,586	$7,191
Accounts payable and accrued liabilities	29,329	30,650
Total current liabilities	41,915	37,841

Long-term debt and finance lease obligations	58,048	52,194
Deferred income taxes	2,726	1,952
Other long-term liabilities	32,427	32,327

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,830,226,561 shares issued as of June 30, 2024 and 1,823,046,087 as of December 31, 2023	18	18
Common stock held in treasury, at cost, 64,283,710 shares as of June 30, 2024 and 57,105,354 as of December 31, 2023	(7,838)	(6,533)
Additional paid-in capital	20,879	20,180
Accumulated deficit	(3,768)	(1,000)
Accumulated other comprehensive loss	(2,513)	(2,305)
Total stockholders' equity	6,778	10,360
Noncontrolling interest	43	37
Total equity	6,821	10,397

Total liabilities and equity	$141,937	$134,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at March 31, 2023	1,764	$18	$(6,524)	$19,619	$2,393	$(2,232)	$29	$13,303
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,024	—	—	2,024
Other comprehensive loss, net of tax	—	—	—	—	—	(20)	—	(20)
Dividends declared	—	—	—	—	(2,628)	—	—	(2,628)
Purchases of treasury stock	—	—	(10)	—	—	—	—	(10)
Stock-based compensation plans and other	1	—	6	220	—	—	—	226
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at June 30, 2023	1,765	$18	$(6,528)	$19,839	$1,789	$(2,252)	$32	$12,898

Balance at March 31, 2024	1,766	$18	$(7,829)	$20,656	$(2,384)	$(2,454)	$40	$8,047
Net earnings attributable to AbbVie Inc.	—	—	—	—	1,370	—	—	1,370
Other comprehensive loss, net of tax	—	—	—	—	—	(59)	—	(59)
Dividends declared	—	—	—	—	(2,754)	—	—	(2,754)
Purchases of treasury stock	—	—	(9)	—	—	—	—	(9)
Stock-based compensation plans and other	—	—	—	223	—	—	—	223
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at June 30, 2024	1,766	$18	$(7,838)	$20,879	$(3,768)	$(2,513)	$43	$6,821

Balance at December 31, 2022	1,769	$18	$(4,594)	$19,245	$4,784	$(2,199)	$33	$17,287
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,263	—	—	2,263
Other comprehensive loss, net of tax	—	—	—	—	—	(53)	—	(53)
Dividends declared	—	—	—	—	(5,258)	—	—	(5,258)
Purchases of treasury stock	(12)	—	(1,965)	—	—	—	—	(1,965)
Stock-based compensation plans and other	8	—	31	594	—	—	—	625
Change in noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	1,765	$18	$(6,528)	$19,839	$1,789	$(2,252)	$32	$12,898

Balance at December 31, 2023	1,766	$18	$(6,533)	$20,180	$(1,000)	$(2,305)	$37	$10,397
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,739	—	—	2,739
Other comprehensive loss, net of tax	—	—	—	—	—	(208)	—	(208)
Dividends declared	—	—	—	—	(5,507)	—	—	(5,507)
Purchases of treasury stock	(7)	—	(1,333)	—	—	—	—	(1,333)
Stock-based compensation plans and other	7	—	28	699	—	—	—	727
Change in noncontrolling interest	—	—	—	—	—	—	6	6
Balance at June 30, 2024	1,766	$18	$(7,838)	$20,879	$(3,768)	$(2,513)	$43	$6,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2024	2023
Cash flows from operating activities
Net earnings	$2,745	$2,268
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	367	369
Amortization of intangible assets	3,838	4,018
Deferred income taxes	(405)	(635)
Change in fair value of contingent consideration liabilities	2,136	3,424
Payments of contingent consideration liabilities	(876)	(16)
Stock-based compensation	566	492
Acquired IPR&D and milestones	1,101	430
Non-cash litigation reserve adjustments, net of cash payments	27	(118)
Impairment of intangible assets	—	710
Other, net	(53)	(173)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(524)	(275)
Inventories	(127)	(458)
Prepaid expenses and other assets	309	285
Accounts payable and other liabilities	(1,337)	1,123
Income tax assets and liabilities, net	(1,456)	(932)
Cash flows from operating activities	6,311	10,512

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(9,199)	—
Other acquisitions and investments	(1,033)	(513)
Acquisitions of property and equipment	(434)	(353)
Purchases of investment securities	(22)	(35)
Sales and maturities of investment securities	9	36
Other, net	(11)	25
Cash flows from investing activities	(10,690)	(840)

Cash flows from financing activities
Proceeds from issuance of other short-term borrowings	5,008	—
Repayments of other short-term borrowings	(5,008)	—
Proceeds from issuance of long-term debt	14,963	—
Repayments of long-term debt and finance lease obligations	(3,448)	(2,353)
Debt issuance costs	(99)	—
Dividends paid	(5,522)	(5,286)
Purchases of treasury stock	(1,333)	(1,965)
Proceeds from the exercise of stock options	137	113
Payments of contingent consideration liabilities	—	(641)
Other, net	24	20
Cash flows from financing activities	4,722	(10,112)
Effect of exchange rate changes on cash and equivalents	(27)	(2)
Net change in cash and equivalents	316	(442)
Cash and equivalents, beginning of period	12,814	9,201

Cash and equivalents, end of period	$13,130	$8,759
The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	5

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

2024 Form 10-Q |	6

Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Interest expense	$726	$552	$1,386	$1,105
Interest income	(220)	(98)	(427)	(197)
Interest expense, net	$506	$454	$959	$908
Inventories

(in millions)	June 30, 2024	December 31, 2023
Finished goods	$1,189	$1,356
Work-in-process	1,930	1,643
Raw materials	1,099	1,100
Inventories	$4,218	$4,099
Property and Equipment, Net

(in millions)	June 30, 2024	December 31, 2023
Property and equipment, gross	$11,903	$11,635
Accumulated depreciation	(6,880)	(6,646)
Property and equipment, net	$5,023	$4,989
Depreciation expense was $184 million for the three months and $367 million for the six months ended June 30, 2024 and $190 million for the three months and $369 million for the six months ended June 30, 2023.

2024 Form 10-Q |	7

Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Basic EPS
Net earnings attributable to AbbVie Inc.	$1,370	$2,024	$2,739	$2,263
Earnings allocated to participating securities	10	11	20	22
Earnings available to common shareholders	$1,360	$2,013	$2,719	$2,241
Weighted-average basic shares outstanding	1,768	1,767	1,769	1,768
Basic earnings per share attributable to AbbVie Inc.	$0.77	$1.14	$1.54	$1.27

Diluted EPS
Net earnings attributable to AbbVie Inc.	$1,370	$2,024	$2,739	$2,263
Earnings allocated to participating securities	10	11	20	22
Earnings available to common shareholders	$1,360	$2,013	$2,719	$2,241
Weighted-average shares of common stock outstanding	1,768	1,767	1,769	1,768
Effect of dilutive securities	3	4	3	5
Weighted-average diluted shares outstanding	1,771	1,771	1,772	1,773
Diluted earnings per share attributable to AbbVie Inc.	$0.77	$1.14	$1.53	$1.26
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Acquisition of Cerevel Therapeutics Holdings, Inc.
Subsequent to June 30, 2024, on August 1, 2024, AbbVie completed its previously announced acquisition of Cerevel Therapeutics Holdings, Inc. (Cerevel Therapeutics). Under the terms of the agreement, AbbVie acquired all outstanding shares of Cerevel Therapeutics for $45.00 per share in cash for a total value of approximately $8.7 billion.
Cerevel Therapeutics is a clinical-stage biotechnology company focused on the discovery and development of differentiated therapies for neuroscience diseases. Cerevel Therapeutics neuroscience pipeline includes multiple clinical-stage and preclinical candidates with the potential to treat several diseases including schizophrenia, Parkinson's disease and mood disorders.
Due to the proximity of the closing date of the acquisition to the date of filing this Quarterly Report on Form 10-Q, the initial accounting for the acquisition is not complete. Significant, relevant information needed to complete the initial accounting, including the identification and measurement of the fair value of assets acquired and liabilities assumed, is pending. As a result, it is not practicable to disclose the preliminary allocation of the purchase price to assets acquired and liabilities assumed or provide other related disclosures. The accounting impact of this acquisition and the operating results of Cerevel Therapeutics will be included in the consolidated financial statements beginning in the third quarter of 2024.

2024 Form 10-Q |	8

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
The acquisition of ImmunoGen has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2024. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.
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
Other noncurrent assets primarily consist of $250 million of deferred tax assets.

2024 Form 10-Q |	9

The current portion of long-term debt assumed by AbbVie was repaid concurrent with the acquisition at the fair value of $99 million. See Note 8 for additional information.
Goodwill was calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recognized from the acquisition of ImmunoGen represents expected synergies including, the ability to: (i) expand AbbVie’s product portfolio as well as the potential to increase revenue from future growth platforms, (ii) accelerate AbbVie’s clinical and commercial presence in the solid tumor space within oncology, (iii) leverage the respective strengths of each company, and (iv) enhance AbbVie’s existing ADC development efforts. The goodwill is not deductible for tax purposes.
Following the acquisition date, the operating results of ImmunoGen have been included in the condensed consolidated financial statements. For the period from the acquisition date through June 30, 2024, net revenues attributable to ImmunoGen were $239 million and operating losses attributable to ImmunoGen were $562 million, inclusive of $349 million of cash-settled, post-closing expense for ImmunoGen employee incentive awards, $124 million of inventory fair value step-up amortization and $65 million of intangible asset amortization. AbbVie also issued 0.3 million RSUs to holders of ImmunoGen equity awards based on a conversion factor described in the transaction agreement. Stock compensation expense related to RSUs issued at the acquisition date was not significant.
Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $59 million for the six months ended June 30, 2024 and were included in selling, general and administrative (SG&A) expense in the condensed consolidated statements of earnings.
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of AbbVie and ImmunoGen for the three and six months ended June 30, 2024 and 2023 as if the acquisition of ImmunoGen had occurred on January 1, 2023:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Net revenues	$14,462	$13,948	$26,827	$26,223
Net earnings	1,422	1,861	3,158	1,444
The unaudited pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie and ImmunoGen. In order to reflect the occurrence of the acquisition on January 1, 2023 as required, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with acquisition date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of acquisition-related costs incurred during the three and six months ended June 30, 2024 to the six months ended June 30, 2023. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2023. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

2024 Form 10-Q |	10

Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $1.0 billion for the six months ended June 30, 2024 and $513 million for the six months ended June 30, 2023.
The following table summarizes acquired IPR&D and milestones expense:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Upfront charges	$927	$220	$1,006	$352
Development milestones	10	60	95	78
Acquired IPR&D and milestones	$937	$280	$1,101	$430
Celsius Therapeutics, Inc.
In June 2024, AbbVie acquired Celsius Therapeutics, Inc. (Celsius Therapeutics) including its lead pipeline asset CEL383. Celsius Therapeutics is a clinical-stage biotechnology company focused on the discovery and development of precision medicine in inflammatory bowel disease. The transaction was accounted as an asset acquisition as CEL383 represented substantially all of the fair value of the gross assets acquired. The upfront payment of $250 million was recorded in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the second quarter of 2024.
AbbVie entered into several other individually insignificant collaborations, licensing agreements or other asset acquisitions in which the related upfront payments were recorded in acquired IPR&D and milestones expense.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended June 30, 2024 and 2023.
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

2024 Form 10-Q |	11

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
United States - Janssen's share of profits (included in cost of products sold)	$284	$312	$567	$609
International - AbbVie's share of profits (included in net revenues)	238	241	466	481
Global - AbbVie's share of other costs (included in respective line items)	40	57	82	112
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $256 million at June 30, 2024 and $236 million at December 31, 2023. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $270 million at June 30, 2024 and $307 million at December 31, 2023.
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
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Genentech's share of profits, including royalties (included in cost of products sold)	$243	$214	$470	$416
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	6	8	15	19
AbbVie's share of development costs (included in R&D)	23	30	42	58

Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2023	$32,293
Additions(a)	1,249
Foreign currency translation adjustments	(156)
Balance as of June 30, 2024	$33,386
(a) Goodwill additions related to the acquisition of ImmunoGen (see Note 4).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of June 30, 2024, there were no accumulated goodwill impairment losses.

2024 Form 10-Q |	12

Intangible Assets, Net
The following table summarizes intangible assets:

	June 30, 2024			December 31, 2023
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$81,497	$(25,051)	$56,446	$75,142	$(22,455)	$52,687
License agreements	8,315	(6,098)	2,217	8,191	(5,571)	2,620
Total definite-lived intangible assets	89,812	(31,149)	58,663	83,333	(28,026)	55,307
Indefinite-lived intangible assets	1,580	—	1,580	303	—	303
Total intangible assets, net	$91,392	$(31,149)	$60,243	$83,636	$(28,026)	$55,610
Definite-Lived Intangible Assets
The increase in definite-lived intangible assets during 2024 was primarily due to the acquisition of ImmunoGen. The intangible assets will be amortized using the estimated pattern of economic benefit. Refer to Note 4 for additional information regarding the acquisition.
Amortization expense was $1.9 billion for the three months and $3.8 billion for the six months ended June 30, 2024 and $2.1 billion for the three months and $4.0 billion for the six months ended June 30, 2023. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
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

Note 7 Restructuring Plans

AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. As of June 30, 2024 and 2023, no such plans were individually significant. Restructuring charges were $49 million for the three months and $64 million for the six months ended June 30, 2024 and $18 million for the three months and $45 million for the six months ended June 30, 2023. These charges are recorded in cost of products sold, R&D expense and SG&A expense in the condensed consolidated statements of earnings based on the classification of the affected employees or the related operations.
The following table summarizes the cash activity in the restructuring reserve for the six months ended June 30, 2024:

(in millions)
Accrued balance as of December 31, 2023	$196
Restructuring charges	63
Payments and other adjustments	(77)
Accrued balance as of June 30, 2024	$182
Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization and incurred total cumulative charges of $2.5 billion through December 31, 2023. These costs consisted of severance and employee benefit costs (cash severance, non-cash severance including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses. The Allergan integration plan was substantially complete as of December 31, 2023 and the remaining accrual as of June 30, 2024 is not significant.
The following table summarizes the prior year charges associated with the Allergan acquisition integration plan:

(in millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Cost of products sold	$32	$46
Research and development	1	1
Selling, general and administrative	51	95
Total charges	$84	$142
Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.3 billion at June 30, 2024 and $1.8 billion at December 31, 2023, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of June 30, 2024 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
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
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $8.6 billion at June 30, 2024 and $7.9 billion at December 31, 2023.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €3.2 billion at June 30, 2024 and €5.4 billion at December 31, 2023. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €7.1 billion, SEK1.9 billion, CAD750 million and CHF70 million at June 30, 2024 and €4.9 billion, SEK1.4 billion, CAD750 million and CHF50 million at December 31, 2023. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $3.5 billion at June 30, 2024 and $5.0 billion at December 31, 2023. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	June 30, 2024	December 31, 2023	Balance sheet caption	June 30, 2024	December 31, 2023
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$21	$12	Accounts payable and accrued liabilities	$2	$32
Designated as cash flow hedges	Other assets	1	—	Other long-term liabilities	—	—
Designated as net investment hedges	Prepaid expenses and other	78	13	Accounts payable and accrued liabilities	17	66
Designated as net investment hedges	Other assets	55	—	Other long-term liabilities	4	69
Not designated as hedges	Prepaid expenses and other	37	41	Accounts payable and accrued liabilities	14	36
Interest rate swap contracts
Designated as fair value hedges	Other assets	—	—	Other long-term liabilities	304	293
Total derivatives		$192	$66		$341	$496
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.

2024 Form 10-Q |	15

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Foreign currency forward exchange contracts
Designated as cash flow hedges	$20	$14	$75	$5
Designated as net investment hedges	88	6	222	(88)
Cross-currency swap contracts designated as cash flow hedges	—	9	—	9
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $55 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $22 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive loss pre-tax gains of $50 million for the three months and $207 million for the six months ended June 30, 2024 and pre-tax gains of $36 million for the three months and pre-tax losses of $126 million for the six months ended June 30, 2023.
The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended June 30,		Six months ended June 30,
(in millions)	Statement of earnings caption	2024	2023	2024	2023
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$10	$26	$22	$56
Designated as net investment hedges	Interest expense, net	31	29	58	57
Not designated as hedges	Net foreign exchange loss	34	4	16	34
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	6	12	12
Cross-currency swap contracts designated as cash flow hedges	Net foreign exchange loss	—	8	—	8
Interest rate swap contracts
Designated as fair value hedges	Interest expense, net	54	(21)	(11)	14
Debt designated as hedged item in fair value hedges	Interest expense, net	(54)	21	11	(14)
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

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2024:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$13,130	$6,770	$6,360	$—
Money market funds and time deposits	10	—	10	—
Debt securities	32	—	32	—
Equity securities	97	69	28	—
Foreign currency contracts	192	—	192	—
Total assets	$13,461	$6,839	$6,622	$—
Liabilities
Interest rate swap contracts	$304	$—	$304	$—
Foreign currency contracts	37	—	37	—
Contingent consideration	21,150	—	—	21,150
Total liabilities	$21,491	$—	$341	$21,150
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
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	June 30, 2024		December 31, 2023
	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	4.8% - 5.9%	5.0%	4.3% - 5.9%	4.5%
Probability of payment for royalties by indication(b)	89% - 100%	100%	89% - 100%	99%
Projected year of payments	2024 - 2034	2029	2024 - 2034	2027
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excluding approved indications, the estimated probability of payment was 89% at June 30, 2024 and December 31, 2023.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Six months ended June 30,
(in millions)	2024	2023
Beginning balance	$19,890	$16,384
Change in fair value recognized in net earnings	2,136	3,424
Payments	(876)	(657)
Ending balance	$21,150	$19,151
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
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of June 30, 2024 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	$12,569	$12,388	$12,244	$144	$—
Long-term debt and finance lease obligations, excluding fair value hedges	58,352	54,084	53,678	406	—
Total liabilities	$70,921	$66,472	$65,922	$550	$—

2024 Form 10-Q |	18

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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $160 million as of June 30, 2024 and $159 million as of December 31, 2023. No significant cumulative upward or downward adjustments have been recorded for these investments as of June 30, 2024.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 77% as of June 30, 2024 and 81% as of December 31, 2023, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.
Debt and Credit Facilities
Financing Related to ImmunoGen and Cerevel Therapeutics Acquisitions
In connection with the acquisitions of ImmunoGen and Cerevel Therapeutics, in February, 2024, the company issued $15.0 billion aggregate principal amount of unsecured senior notes. The notes are unsecured, unsubordinated obligations of AbbVie and will rank equally in right of payment with all of AbbVie’s existing and future unsecured, unsubordinated indebtedness, liabilities and other obligations. AbbVie may redeem the fixed-rate senior notes prior to maturity at a redemption price equal to the greater of the principal amount or the sum of present values of the remaining scheduled payments of principal and interest on the fixed-rate senior notes to be redeemed plus a make-whole premium. AbbVie may also redeem the fixed-rate senior notes at par between one and six months prior to maturity. In connection with the offering, debt issuance costs incurred totaled $99 million and debt discounts totaled $37 million, which are being amortized over the respective terms of the notes to interest expense, net in the condensed consolidated statements of earnings.
AbbVie used the net proceeds received from the issuance of the notes to finance the acquisition of ImmunoGen, repay its term-loan, repay commercial paper borrowings, pay fees and expenses in respect of the foregoing, finance general corporate purposes and, together with cash on hand, fund AbbVie’s acquisition of Cerevel Therapeutics. See Note 4 for additional information.

2024 Form 10-Q |	19

The following table summarizes issued debt in connection with the acquisitions of ImmunoGen and Cerevel Therapeutics:

(in millions)
Senior Notes
4.80% Senior Notes due 2027	$2,250
4.80% Senior Notes due 2029	2,500
4.95% Senior Notes due 2031	2,000
5.05% Senior Notes due 2034	3,000
5.35% Senior Notes due 2044	750
5.40% Senior Notes due 2054	3,000
5.50% Senior Notes due 2064	1,500
Total debt issued	$15,000
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
Long-Term Debt Repayments
In May 2024, the company repaid a €1.5 billion aggregate principal amount of 1.38% senior euro notes at maturity.
In June 2024, the company repaid a €700 million aggregate principal amount of 1.25% senior euro notes and $1.0 billion aggregate principal amount of 3.85% senior notes at maturity.
In January 2023, the company repaid a $1.0 billion floating rate three-year term loan that was scheduled to mature in May 2023. In March 2023, the company repaid a $350 million aggregate principal amount of 2.80% senior notes at maturity.
In May 2023, the company repaid $1.0 billion aggregate principal amount of 2.85% senior notes at maturity.
Short-Term Borrowings
During the six months ended June 30, 2024, the company issued and redeemed $1.7 billion of commercial paper. There were no commercial paper borrowings outstanding as of June 30, 2024 and December 31, 2023. The weighted average interest rate on commercial paper borrowings was 5.54% for the six months ended June 30, 2024.
In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At June 30, 2024, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of June 30, 2024 and December 31, 2023.

2024 Form 10-Q |	20

Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$71	$67	$143	$135	$10	$10	$21	$18
Interest cost	113	109	226	216	11	10	21	19
Expected return on plan assets	(196)	(182)	(393)	(362)	—	—	—	—
Amortization of prior service cost (credit)	—	1	—	1	(9)	(9)	(18)	(18)
Amortization of actuarial loss	13	4	26	8	5	3	9	6
Net periodic benefit cost	$1	$(1)	$2	$(2)	$17	$14	$33	$25
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
Note 10 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the AbbVie Amended and Restated 2013 Incentive Stock Program and is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Cost of products sold	$10	$9	$32	$29
Research and development	74	57	207	174
Selling, general and administrative	134	113	327	289
Pre-tax compensation expense	218	179	566	492
Tax benefit	(34)	(30)	(94)	(85)
After-tax compensation expense	$184	$149	$472	$407
In addition to stock-based compensation expense included in the table above and in connection with the acquisition of ImmunoGen, AbbVie incurred $349 million of cash-settled, post-closing expense for ImmunoGen employee incentive awards, of which $192 million was recorded in SG&A expenses, $126 million was recorded in R&D expenses and $31 million was recorded in cost of products sold in the condensed consolidated statements of earnings for the six months ended June 30, 2024. Refer to Note 4 for additional information regarding the ImmunoGen acquisition.
Stock Options
During the six months ended June 30, 2024, primarily in connection with the company's annual grant, AbbVie granted 0.6 million stock options with a weighted-average grant-date fair value of $31.53. As of June 30, 2024, $9 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the six months ended June 30, 2024, primarily in connection with the company's annual grant, AbbVie granted 5.0 million RSUs and performance shares with a weighted-average grant-date fair value of $176.13. In connection with the ImmunoGen acquisition, during the first quarter of 2024, AbbVie issued 0.3 million RSUs to holders of ImmunoGen equity awards based on a conversion factor described in the transaction agreement. Refer to Note 4 for additional information regarding the ImmunoGen acquisition. As of June 30, 2024, $840 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

2024 Form 10-Q |	21

Cash Dividends
The following table summarizes quarterly cash dividends declared during 2024 and 2023:

2024			2023
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
02/15/24	05/15/24	$1.55	10/26/23	02/15/24	$1.55
06/21/24	08/15/24	$1.55	09/08/23	11/15/23	$1.48
			06/22/23	08/15/23	$1.48
			02/16/23	05/15/23	$1.48
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
On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 5 million shares for $959 million during the six months ended June 30, 2024 and 10 million shares for $1.6 billion during the six months ended June 30, 2023. AbbVie's remaining stock repurchase authorization was approximately $3.9 billion as of June 30, 2024.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2024:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2023	$(1,106)	$65	$(1,488)	$224	$(2,305)
Other comprehensive income (loss) before reclassifications	(553)	336	5	62	(150)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(45)	13	(26)	(58)
Net current-period other comprehensive income (loss)	(553)	291	18	36	(208)
Balance as of June 30, 2024	$(1,659)	$356	$(1,470)	$260	$(2,513)
Other comprehensive loss for the six months ended June 30, 2024 included foreign currency translation adjustments totaling a loss of $553 million principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling a gain of $291 million.
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

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
(in millions) (brackets denote gains)	2024	2023	2024	2023
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(31)	$(29)	$(58)	$(57)
Tax expense	7	6	13	12
Total reclassifications, net of tax	$(24)	$(23)	$(45)	$(45)
Pension and post-employment benefits
Amortization of actuarial losses (gains) and other(b)	$9	$(1)	$17	$(3)
Tax benefit	(3)	—	(4)	—
Total reclassifications, net of tax	$6	$(1)	$13	$(3)
Cash flow hedging activities
Gains on foreign currency forward exchange contracts(c)	$(10)	$(26)	$(22)	$(56)
Gains on treasury rate lock agreements(a)	(6)	(6)	(12)	(12)
Gains on cross-currency swap contracts(d)	—	(8)	—	(8)
Tax expense	4	9	8	14
Total reclassifications, net of tax	$(12)	$(31)	$(26)	$(62)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
(d) Amounts are included in net foreign exchange loss (see Note 8).
Note 11 Income Taxes

The effective tax rate was 36% for the three months and 30% for the six months ended June 30, 2024 compared to 22% for the three months and 26% for the six months ended June 30, 2023. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities, including ImmunoGen acquisition-related costs. The increase in the effective tax rate for the three months ended June 30, 2024 over the prior year was primarily due to business development activities. The increase in the effective tax rate for the six months ended June 30, 2024 over the prior year was primarily due to business development activities in the current period, offset by decreased changes in fair value of contingent consideration and impairment of certain intangible assets in the prior period.
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

2024 Form 10-Q |	23

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
Antitrust Litigation
Lawsuits are pending against AbbVie and others generally alleging that the 2005 patent litigation settlement involving Niaspan entered into between Kos Pharmaceuticals, Inc. (a company acquired by Abbott in 2006 and presently a subsidiary of AbbVie) and a generic company violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. The lawsuits pending in federal court consist of six individual plaintiff lawsuits and a certified class action by Niaspan direct purchasers. The cases are pending in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pre-trial proceedings under the federal multi-district litigation (MDL) Rules as In re: Niaspan Antitrust Litigation, MDL No. 2460. In October 2016, the Orange County, California District Attorney’s Office filed a lawsuit on behalf of the State of California regarding the Niaspan patent litigation settlement in Orange County Superior Court, asserting a claim under the unfair competition provision of the California Business and Professions Code seeking injunctive relief, restitution, civil penalties and attorneys’ fees.
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
Lawsuits were filed against Forest Laboratories, LLC and others generally alleging that 2012 and 2013 patent litigation settlements involving Bystolic with six generic manufacturers violated federal and state antitrust laws and state unfair and deceptive trade practices and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees. The lawsuits, purported class actions filed on behalf of direct and indirect purchasers of Bystolic, were consolidated as In re: Bystolic Antitrust Litigation in the United States District Court for the Southern District of New York. In February 2023, the court granted Forest Laboratories’ motion to dismiss the cases, dismissing them with prejudice. In May 2024, the United States Court of Appeals for the Second Circuit affirmed that dismissal.
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 460 lawsuits are pending against Allergan in federal and state courts. Most of the federal court lawsuits are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 52 of the lawsuits are pending in various state courts. The plaintiffs in these lawsuits, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 460 lawsuits, approximately 45 of them are brought by states, counties, cities, and other municipal entities, approximately 25 of which are in the process of being dismissed pursuant to the previously announced

2024 Form 10-Q |	24

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
Lawsuits are pending against various Allergan entities in the United States and other countries including Brazil, Canada, South Korea, and the Netherlands, in which plaintiffs generally allege that they developed, or may develop, breast implant-associated anaplastic large cell lymphoma (ALCL) or other injuries from Allergan’s Biocell® textured breast implants, which were voluntarily withdrawn from worldwide markets in 2019. Approximately 130 ALCL lawsuits and 1,000 other lawsuits are coordinated for pre-trial purposes in the United States District Court for the District of New Jersey under the MDL rules as In re: Allergan Biocell Textured Breast Implant Product Liability Litigation, MDL No. 2921. Approximately 75 ALCL lawsuits and 460 other lawsuits are pending in various state courts. Approximately 50 ALCL and 800 other lawsuits are pending in other countries. Plaintiffs generally seek monetary damages, medical monitoring, and attorneys’ fees.
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
AbbVie Inc. is seeking to enforce patent rights relating to upadacitinib (a drug sold under the trademark Rinvoq). Litigation was filed in the United States District Court for the District of Delaware in November 2023 against Hetero USA, Inc., Hetero Labs Limited, Hetero Labs Limited Unit-V, Aurobindo Pharma USA, Inc., Aurobindo Pharma Ltd., Sandoz, Inc. Sandoz Private Limited, Sandoz GMBH, and Sun Pharmaceutical Industries, Ltd. AbbVie alleges defendants’ proposed generic upadacitinib products infringe certain patents and seeks declaratory and injunctive relief.

2024 Form 10-Q |	25

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

2024 Form 10-Q |	26

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
The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Six months ended June 30,

(in millions)		2024	2023	2024	2023
Immunology
Humira	United States	$2,360	$3,452	$4,131	$6,400
	International	454	560	953	1,153
	Total	$2,814	$4,012	$5,084	$7,553
Skyrizi	United States	$2,340	$1,634	$3,996	$2,773
	International	387	249	739	470
	Total	$2,727	$1,883	$4,735	$3,243
Rinvoq	United States	$1,017	$645	$1,742	$1,094
	International	413	273	781	510
	Total	$1,430	$918	$2,523	$1,604
Oncology
Imbruvica	United States	$595	$666	$1,205	$1,304
	Collaboration revenues	238	241	466	481
	Total	$833	$907	$1,671	$1,785
Venclexta	United States	$300	$265	$581	$530
	International	337	306	670	579
	Total	$637	$571	$1,251	$1,109
Elahere(a)	United States	$128	$—	$192	$—
Epkinly	Collaboration Revenues	$29	$—	$51	$—
	International	7	—	12	—
	Total	$36	$—	$63	$—
Aesthetics
Botox Cosmetic	United States	$450	$420	$839	$829
	International	279	265	523	515
	Total	$729	$685	$1,362	$1,344
Juvederm Collection	United States	$138	$125	$244	$247
	International	205	243	396	476
	Total	$343	$368	$640	$723
Other Aesthetics	United States	$275	$284	$556	$530
	International	43	47	81	87
	Total	$318	$331	$637	$617
Neuroscience
Botox Therapeutic	United States	$669	$614	$1,280	$1,201
	International	145	134	282	266
	Total	$814	$748	$1,562	$1,467
Vraylar	United States	$773	$657	$1,465	$1,217
	International	1	1	3	2
	Total	$774	$658	$1,468	$1,219

2024 Form 10-Q |	27

		Three months ended June 30,		Six months ended June 30,

(in millions)		2024	2023	2024	2023
Duodopa	United States	$23	$24	$48	$49
	International	90	93	180	186
	Total	$113	$117	$228	$235
Ubrelvy	United States	$227	$194	$424	$344
	International	4	2	10	4
	Total	$231	$196	$434	$348
Qulipta	United States	$146	$95	$274	$161
	International	4	1	7	1
	Total	$150	$96	$281	$162
Other Neuroscience	United States	$57	$65	$118	$140
	International	23	5	36	9
	Total	$80	$70	$154	$149
Eye Care
Ozurdex	United States	$35	$34	$69	$73
	International	89	85	186	161
	Total	$124	$119	$255	$234
Lumigan/Ganfort	United States	$42	$51	$71	$114
	International	61	68	123	135
	Total	$103	$119	$194	$249
Alphagan/Combigan	United States	$13	$32	$28	$60
	International	36	33	80	76
	Total	$49	$65	$108	$136
Restasis	United States	$18	$82	$62	$161
	International	14	17	27	30
	Total	$32	$99	$89	$191
Other Eye Care	United States	$131	$110	$236	$220
	International	94	105	189	195
	Total	$225	$215	$425	$415
Other Key Products
Mavyret	United States	$167	$193	$311	$364
	International	202	194	407	387
	Total	$369	$387	$718	$751
Creon	United States	$372	$282	$657	$587
Linzess/Constella	United States	$211	$269	$468	$520
	International	10	9	19	17
	Total	$221	$278	$487	$537
All other		$810	$741	$1,554	$1,432
Total net revenues		$14,462	$13,865	$26,772	$26,090
(a)Net revenues include ImmunoGen product revenues after the acquisition closing date of February 12, 2024.

2024 Form 10-Q |	28

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of June 30, 2024 and December 31, 2023 and the results of operations for the three and six months ended June 30, 2024 and 2023. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
On July 1, 2024, AbbVie announced Robert A. Michael, AbbVie's former president and chief operating officer, succeeded Richard A. Gonzalez as the company's chief executive officer (CEO). Mr. Gonzalez, who has served as CEO since the company's formation in 2013, retired from the role of CEO and became executive chairman of the board of directors, effective July 1, 2024. Additionally, the board has appointed Mr. Michael as a member of the board of directors effective July 1, 2024.
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
Financial Results
The company's financial performance for the six months ended June 30, 2024 included delivering worldwide net revenues of $26.8 billion, operating earnings of $6.8 billion, diluted earnings per share of $1.53 and cash flows from operations of $6.3 billion. Worldwide net revenues increased 3% on a reported basis and 4% on a constant currency basis.
Diluted earnings per share was $1.53 for the six months ended June 30, 2024 and included the following after-tax costs: (i) $3.3 billion related to the amortization of intangible assets; (ii) $2.1 billion for the change in fair value of contingent consideration

2024 Form 10-Q |	29

liabilities; and (iii) $611 million of acquisition and integration expenses. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
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
Significant Programs and Developments
Immunology
Rinvoq
•In January 2024, AbbVie initiated a Phase 3 clinical trial to evaluate Rinvoq in adults and adolescents with non-segmental vitiligo who are eligible for systemic therapy.
•In April 2024, AbbVie announced positive top-line results from its Phase 3 SELECT-GCA trial for Rinvoq in combination with a 26-week steroid taper regimen in patients with giant cell arteritis (GCA) achieved its primary endpoint.
•In April 2024, AbbVie announced positive top-line results from the head-to-head Phase 3b/4 Level-Up trial evaluating Rinvoq compared to dupilumab in adolescent and adult patients with moderate to severe atopic dermatitis. In the study, Rinvoq demonstrated superiority to dupilumab on the primary endpoint and all ranked secondary endpoints.
•In June 2024, AbbVie announced that the U.S. Food and Drug Administration (FDA) has approved Rinvoq for the treatment of pediatric patients two years of age and older with active polyarticular juvenile idiopathic arthritis (pJIA) as well as psoriatic arthritis (PsA), provided they have had an inadequate response or intolerance to one or more tumor necrosis factor (TNF) blockers.
•In July 2024, AbbVie announced that it has submitted applications for a new indication to the FDA and European Medicines Agency (EMA) for Rinvoq for the treatment of adult patients with GCA.
Skyrizi
•In June 2024, AbbVie announced that the FDA has approved Skyrizi for adults with moderately to severely active ulcerative colitis (UC).
•In July 2024, AbbVie announced that the European Commission has approved Skyrizi for the treatment of adult patients with moderately to severely active UC who have had an inadequate response to, lost response to, or were intolerant to conventional therapy or a biologic therapy.
Lutikizumab
•In January 2024, AbbVie announced Phase 2 results showing adults with moderate to severe hidradenitis suppurativa (HS) who had previously failed anti-TNF therapy who received lutikizumab achieved higher response rates than placebo in the primary endpoint of achieving HS Clinical Response at week 16.
•In July 2024, AbbVie initiated a Phase 3 clinical trial to evaluate lutikizumab in adult and adolescent patients with moderate to severe HS.
Oncology
Epkinly
•In March 2024, AbbVie initiated a Phase 3 clinical trial to evaluate Epkinly in combination with rituximab and lenalidomide in patients with previously untreated follicular lymphoma (FL).

2024 Form 10-Q |	30

•In June 2024, AbbVie announced that the FDA has approved Epkinly for the treatment of adults with relapsed or refractory (R/R) FL after two or more lines of prior therapy. This indication is approved under the FDA's Accelerated Approval program based on overall response rate (ORR) and durability of response. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.
•In June 2024, AbbVie announced that the EMA Committee for Medicinal Products for Human Use has adopted a positive opinion recommending the conditional marketing authorization of Tepkinly as a monotherapy for the treatment of adult patients with R/R FL after two or more prior therapies.
Elahere
•In March 2024, AbbVie announced that the FDA granted full approval for Elahere for the treatment of folate receptor alpha (FRα)-positive, platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal adult cancer patients treated with up to three prior therapies.
•In June 2024, AbbVie announced positive topline results from the Phase 2 PICCOLO trial evaluating Elahere monotherapy in heavily pre-treated patients with FRα positive, platinum-sensitive ovarian cancer. The study met its primary endpoint and no new safety concerns were identified.
Navitoclax
•In April 2024, AbbVie announced its decision to discontinue the Phase 3 TRANSFORM-2 study evaluating navitoclax, a BCL-XL/BCL-2 inhibitor, plus ruxolitinib in patients with R/R myelofibrosis following evaluation of the totality of data from the Phase 3 TRANSFORM-1 trial and feedback from regulators.
ABBV-383
•In June 2024, AbbVie initiated the CERVINO Phase 3 clinical trial to evaluate ABBV-383 monotherapy compared with standard available therapies in adult patients with R/R multiple myeloma who have received at least two lines of prior therapy.
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
•In June 2024, AbbVie announced it received a Complete Response Letter (CRL) from the FDA for the New Drug Application (NDA) for ABBV-951 for the treatment of motor fluctuations in adults with advanced Parkinson's disease. In its letter, the FDA cited observations that were identified during inspection of a third-party manufacturer listed in the NDA. The CRL did not identify any issues related to the safety, efficacy or labeling of ABBV-951, including the device, and does not request that AbbVie conduct additional efficacy or safety trials related to the drug or device-related testing.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

2024 Form 10-Q |	31

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

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2024	2023			2024	2023
United States	$11,106	$10,720	3.6%	3.6%	$20,147	$19,921	1.1%	1.1%
International	3,356	3,145	6.8%	12.7%	6,625	6,169	7.4%	12.1%
Net revenues	$14,462	$13,865	4.3%	5.6%	$26,772	$26,090	2.6%	3.7%

2024 Form 10-Q |	32

The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2024	2023			2024	2023
Immunology
Humira	United States	$2,360	$3,452	(31.6)%	(31.6)%	$4,131	$6,400	(35.5)%	(35.5)%
	International	454	560	(18.9)%	(12.5)%	953	1,153	(17.3)%	(12.1)%
	Total	$2,814	$4,012	(29.8)%	(28.9)%	$5,084	$7,553	(32.7)%	(31.9)%
Skyrizi	United States	$2,340	$1,634	43.2%	43.2%	$3,996	$2,773	44.1%	44.1%
	International	387	249	55.5%	61.8%	739	470	57.3%	61.7%
	Total	$2,727	$1,883	44.8%	45.6%	$4,735	$3,243	46.0%	46.6%
Rinvoq	United States	$1,017	$645	57.9%	57.9%	$1,742	$1,094	59.3%	59.3%
	International	413	273	51.1%	62.6%	781	510	53.0%	62.7%
	Total	$1,430	$918	55.8%	59.2%	$2,523	$1,604	57.3%	60.4%
Oncology
Imbruvica	United States	$595	$666	(10.6)%	(10.6)%	$1,205	$1,304	(7.5)%	(7.5)%
	Collaboration revenues	238	241	(1.4)%	(1.4)%	466	481	(3.2)%	(3.2)%
	Total	$833	$907	(8.2)%	(8.2)%	$1,671	$1,785	(6.4)%	(6.4)%
Venclexta	United States	$300	$265	12.8%	12.8%	$581	$530	9.5%	9.5%
	International	337	306	10.4%	18.4%	670	579	15.8%	22.0%
	Total	$637	$571	11.5%	15.8%	$1,251	$1,109	12.8%	16.0%
Elahere(a)	United States	$128	$—	n/m	n/m	$192	$—	n/m	n/m
Epkinly	Collaboration revenues	$29	$—	>100.0%	>100.0%	$51	$—	>100.0%	>100.0%
	International	7	—	n/m	n/m	12	—	n/m	n/m
	Total	$36	$—	>100.0%	>100.0%	$63	$—	>100.0%	>100.0%
Aesthetics
Botox Cosmetic	United States	$450	$420	7.1%	7.1%	$839	$829	1.2%	1.2%
	International	279	265	5.2%	10.9%	523	515	1.6%	6.2%
	Total	$729	$685	6.4%	8.6%	$1,362	$1,344	1.3%	3.1%
Juvederm Collection	United States	$138	$125	10.4%	10.4%	$244	$247	(1.2)%	(1.2)%
	International	205	243	(15.6)%	(10.0)%	396	476	(16.8)%	(11.9)%
	Total	$343	$368	(6.8)%	(3.1)%	$640	$723	(11.5)%	(8.3)%
Other Aesthetics	United States	$275	$284	(2.3)%	(2.3)%	$556	$530	5.2%	5.2%
	International	43	47	(11.7)%	(4.1)%	81	87	(8.1)%	(1.8)%
	Total	$318	$331	(3.6)%	(2.5)%	$637	$617	3.3%	4.2%
Neuroscience
Botox Therapeutic	United States	$669	$614	8.9%	8.9%	$1,280	$1,201	6.6%	6.6%
	International	145	134	7.9%	13.0%	282	266	5.9%	9.7%
	Total	$814	$748	8.7%	9.6%	$1,562	$1,467	6.5%	7.2%
Vraylar	United States	$773	$657	17.5%	17.5%	$1,465	$1,217	20.3%	20.3%
	International	1	1	68.8%	69.2%	3	2	96.7%	96.3%
	Total	$774	$658	17.6%	17.6%	$1,468	$1,219	20.4%	20.4%
Duodopa	United States	$23	$24	(2.6)%	(2.6)%	$48	$49	(2.6)%	(2.6)%
	International	90	93	(3.2)%	(1.7)%	180	186	(3.0)%	(2.8)%
	Total	$113	$117	(3.1)%	(1.9)%	$228	$235	(2.9)%	(2.7)%
Ubrelvy	United States	$227	$194	16.6%	16.6%	$424	$344	23.1%	23.1%
	International	4	2	81.6%	82.3%	10	4	>100.0%	>100.0%
	Total	$231	$196	17.5%	17.5%	$434	$348	24.6%	24.6%
Qulipta	United States	$146	$95	52.8%	52.8%	$274	$161	69.8%	69.8%
	International	4	1	>100.0%	>100.0%	7	1	>100.0%	>100.0%
	Total	$150	$96	56.3%	56.3%	$281	$162	73.2%	73.2%

2024 Form 10-Q |	33

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2024	2023			2024	2023
Other Neuroscience	United States	$57	$65	(10.1)%	(10.1)%	$118	$140	(14.6)%	(14.6)%
	International	23	5	>100.0%	>100.0%	36	9	>100.0%	>100.0%
	Total	$80	$70	16.6%	17.5%	$154	$149	4.1%	4.7%
Eye Care
Ozurdex	United States	$35	$34	4.2%	4.2%	$69	$73	(5.4)%	(5.4)%
	International	89	85	4.6%	9.5%	186	161	15.6%	18.8%
	Total	$124	$119	4.5%	8.0%	$255	$234	9.0%	11.2%
Lumigan/Ganfort	United States	$42	$51	(15.8)%	(15.8)%	$71	$114	(37.4)%	(37.4)%
	International	61	68	(11.2)%	(8.1)%	123	135	(9.4)%	(7.3)%
	Total	$103	$119	(13.2)%	(11.4)%	$194	$249	(22.2)%	(21.0)%
Alphagan/Combigan	United States	$13	$32	(59.5)%	(59.5)%	$28	$60	(53.4)%	(53.4)%
	International	36	33	9.1%	20.5%	80	76	5.0%	12.8%
	Total	$49	$65	(23.7)%	(17.8)%	$108	$136	(20.6)%	(16.2)%
Restasis	United States	$18	$82	(77.3)%	(77.3)%	$62	$161	(61.0)%	(61.0)%
	International	14	17	(18.9)%	(14.5)%	27	30	(11.4)%	(6.5)%
	Total	$32	$99	(67.0)%	(66.2)%	$89	$191	(53.1)%	(52.3)%
Other Eye Care	United States	$131	$110	18.9%	18.9%	$236	$220	7.1%	7.1%
	International	94	105	(10.1)%	(6.1)%	189	195	(2.7)%	1.0%
	Total	$225	$215	4.8%	6.7%	$425	$415	2.5%	4.2%
Other Key Products
Mavyret	United States	$167	$193	(13.2)%	(13.2)%	$311	$364	(14.4)%	(14.4)%
	International	202	194	3.8%	8.8%	407	387	5.0%	8.9%
	Total	$369	$387	(4.7)%	(2.2)%	$718	$751	(4.4)%	(2.4)%
Creon	United States	$372	$282	32.1%	32.1%	$657	$587	12.0%	12.0%
Linzess/Constella	United States	$211	$269	(21.7)%	(21.7)%	$468	$520	(10.0)%	(10.0)%
	International	10	9	9.1%	9.2%	19	17	9.1%	8.0%
	Total	$221	$278	(20.7)%	(20.7)%	$487	$537	(9.4)%	(9.4)%
All other		$810	$741	8.7%	10.5%	$1,554	$1,432	8.4%	10.2%
Total net revenues		$14,462	$13,865	4.3%	5.6%	$26,772	$26,090	2.6%	3.7%
n/m – Not meaningful
(a)Net revenues include ImmunoGen product revenues after the acquisition closing date of February 12, 2024.
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales decreased 29% for the three months and 32% for the six months ended June 30, 2024. In the United States, Humira sales decreased by 32% for the three months and 36% for the six months ended June 30, 2024 primarily driven by direct biosimilar competition following the loss of exclusivity on January 31, 2023. Internationally, Humira revenues decreased 13% for the three months and 12% for the six months ended June 30, 2024 primarily driven by the continued impact of direct biosimilar competition. AbbVie continues to pursue strategies to maintain broad formulary access of Humira and manage the impact of biosimilar erosion.
Net revenues for Skyrizi increased 46% for the three months and 47% for the six months ended June 30, 2024 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Rinvoq increased 59% for the three months and 60% for the six months ended June 30, 2024 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 8% for the three months and 6% for the six months ended June 30, 2024 primarily driven by decreased demand and lower market share in the United States.
Net revenues for Venclexta increased 16% for the three and six months ended June 30, 2024 primarily driven by continued market share uptake and market growth across all indications.

2024 Form 10-Q |	34

Net revenues for Elahere were $128 million for the three months and $192 million for the six months ended June 30, 2024 for the period subsequent to the completion of the ImmunoGen acquisition.
Net revenues for Botox Cosmetic increased 9% for the three months and 3% for the six months ended June 30, 2024 primarily driven by favorable pricing and increased consumer demand. Net revenues for the six months ended June 30, 2024 were also partially offset by the unfavorable impact of customer inventory destocking in the United States.
Net revenues for Juvederm Collection decreased 3% for the three months and 8% for the six months ended June 30, 2024. In the United States, Juvederm Collection net revenues increased 10% for the three months primarily driven by market share uptake and decreased 1% for the six months ended June 30, 2024 primarily driven by the unfavorable impact of customer inventory destocking partially offset by market share uptake. Internationally, Juvederm net revenues decreased 10% for the three months and 12% for the six months ended June 30, 2024 primarily driven by decreased consumer demand across international markets.
Net revenues for Botox Therapeutic increased 10% for the three months and 7% for the six months ended June 30, 2024 primarily driven by continued market share uptake as well as market growth.
Net revenues for Vraylar increased 18% for the three months and 20% for the six months ended June 30, 2024 primarily driven by continued market share uptake as well as market growth.
Net revenues for Ubrelvy increased 18% for the three months and 25% for the six months ended June 30, 2024 primarily driven by continued market share uptake as well as market growth.
Net revenues for Qulipta increased 56% for the three months and 73% for the six months ended June 30, 2024 primarily driven by continued strong market share uptake as well as market growth.
Gross Margin

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	% change	2024	2023	% change
Gross margin	$10,260	$9,625	7%	$18,476	$17,864	3%
as a % of net revenues	71%	69%		69%	68%
Gross margin as a percentage of net revenues increased for the three and six months ended June 30, 2024 compared to the prior year. Gross margin percentage for the three and six months ended June 30, 2024 was favorably impacted by lower amortization of intangibles.
Selling, General and Administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	% change	2024	2023	% change
Selling, general and administrative	$3,377	$3,268	3%	$6,692	$6,307	6%
as a % of net revenues	23%	24%		25%	24%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues decreased for the three months and increased for the six months ended June 30, 2024 compared to the prior year. SG&A expense percentage for the three months ended June 30, 2024 was favorably impacted by leverage from revenue growth. SG&A expense percentage for the six months ended June 30, 2024 was unfavorably impacted by acquisition and integration costs incurred in connection with the ImmunoGen acquisition including cash-settled, post-closing expense for ImmunoGen employee incentive awards. See Note 4 to the condensed consolidated financial statements for additional information.

2024 Form 10-Q |	35

Research and Development

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	% change	2024	2023	% change
Research and development	$1,948	$1,733	12%	$3,887	$4,025	(3)%
as a % of net revenues	13%	12%		15%	15%
Research and development (R&D) expenses as a percentage of net revenues increased for the three months and were flat for the six months ended June 30, 2024 compared to the prior year. R&D expense percentage for the three months ended June 30, 2024 was unfavorably impacted by increased funding to support all stages of the company’s pipeline assets. R&D expense percentage for the six months ended June 30, 2024 was favorably impacted by an intangible asset impairment charge of $630 million incurred during the six months ended June 30, 2023 offset by increased funding to support all stages of the company’s pipeline assets as well as acquisition and integration costs incurred in connection with the ImmunoGen acquisition including cash-settled, post-closing expense for ImmunoGen employee incentive awards. See Note 4 to the condensed consolidated financial statements for additional information.
Acquired IPR&D and Milestones

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2024	2023	2024	2023
Upfront charges	$927	$220	$1,006	$352
Development milestones	10	60	95	78
Acquired IPR&D and milestones	$937	$280	$1,101	$430
Acquired IPR&D and milestones expense for the three and six months ended June 30, 2024 included a charge related to the upfront payment of $250 million to acquire Celsius Therapeutics. See Note 4 to the condensed consolidated financial statements for additional information.
Other Non-Operating Expenses (Income)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Interest expense	$726	$552	$1,386	$1,105
Interest income	(220)	(98)	(427)	(197)
Interest expense, net	$506	$454	$959	$908

Net foreign exchange loss	$1	$37	$5	$72
Other expense, net	1,345	1,412	1,931	3,216
Interest expense increased for the three and six months ended June 30, 2024 compared to the prior year primarily due to the incremental interest associated with financing the ImmunoGen and Cerevel Therapeutics acquisitions. See Note 8 to the condensed consolidated financial statements for additional information related to debt issued to finance the ImmunoGen and Cerevel Therapeutics acquisitions.
Interest income increased for the three and six months ended June 30, 2024 compared to the prior year primarily due to a higher average cash and cash equivalents balance and the impact of higher interest rates.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $1.5 billion for the three months and $2.1 billion for the six months ended June 30, 2024 and $1.6 billion for the three months and $3.4 billion for the six months ended June 30, 2023. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three and six months ended June 30, 2024, the change in fair value reflected higher estimated Skyrizi sales and the passage of time, partially offset by higher discount rates. For the three and six months ended June 30, 2023 the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake and the passage of time. The change in fair value for the three months ended June 30, 2023 is also partially offset by higher discount rates.

2024 Form 10-Q |	36

Income Tax Expense
The effective tax rate was 36% for the three months and 30% for the six months ended June 30, 2024 compared to 22% for the three months and 26% for the six months ended June 30, 2023. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities, including ImmunoGen acquisition-related costs. The increase in the effective tax rate for the three months ended June 30, 2024 over the prior year was primarily due to business development activities. The increase in the effective tax rate for the six months ended June 30, 2024 over the prior year was primarily due to business development activities in the current period, offset by decreased changes in fair value of contingent consideration and impairment of certain intangible assets in the prior period.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
(in millions)	2024	2023
Cash flows provided by (used in):
Operating activities	$6,311	$10,512
Investing activities	(10,690)	(840)
Financing activities	4,722	(10,112)
Operating cash flows for the six months ended June 30, 2024 decreased compared to the prior year primarily due to the timing of working capital, higher contingent consideration payments classified as operating cash flows and decreased results from operations driven by ImmunoGen acquisition-related cash expenses.
Investing cash flows for the six months ended June 30, 2024 included $9.8 billion cash consideration paid to acquire ImmunoGen offset by cash acquired of $591 million, payments made for other acquisitions and investments of $1.0 billion and capital expenditures of $434 million. Investing cash flows for the six months ended June 30, 2023 included payments made for other acquisitions and investments of $513 million and capital expenditures of $353 million.
Financing cash flows for the six months ended June 30, 2024 included the issuance of unsecured senior notes totaling $15.0 billion aggregate principal which were used to finance the acquisitions of ImmunoGen and Cerevel Therapeutics. Additionally, financing cash flows included the issuance and repayment of $5.0 billion under the term loan credit agreement and repayments of €1.5 billion aggregate principal amount of 1.38% senior euro notes, €700 million aggregate principal amount of 1.25% senior euro notes, $1.0 billion aggregate principal amount of 3.85% senior notes and $99 million of secured term notes assumed from ImmunoGen in conjunction with the acquisition. Financing cash flows for the six months ended June 30, 2023 included repayments of $1.0 billion floating rate term loan, $1.0 billion aggregate principal amount of 2.85% senior notes and $350 million aggregate principal amount of the company’s 2.80% senior notes.
Financing cash flows also included cash dividend payments of $5.5 billion for the six months ended June 30, 2024 and $5.3 billion for the six months ended June 30, 2023. The increase in cash dividend payments was primarily driven by the increase in the quarterly dividend rate.
On June 21, 2024, the company announced that its board of directors declared a quarterly cash dividend of $1.55 per share for stockholders of record at the close of business on July 15, 2024, payable on August 15, 2024. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 5 million shares for $959 million during the six months ended June 30, 2024 and 10 million shares for $1.6 billion during the six months ended June 30, 2023.
Financing cash flows also included contingent consideration payments of $641 million for the six months ended June 30, 2023. There were no contingent consideration payments classified as financing cash flows for the six months ended June 30, 2024.

2024 Form 10-Q |	37

During the six months ended June 30, 2024, the company issued and redeemed $1.7 billion of commercial paper. There were no commercial paper borrowings outstanding as of June 30, 2024 and December 31, 2023. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
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
In December 2023, in connection with the acquisitions of ImmunoGen and Cerevel Therapeutics, AbbVie entered into a $9.0 billion 364-day bridge credit agreement and $5.0 billion 364-day term loan credit agreement. In February, 2024, AbbVie borrowed and repaid $5.0 billion under the term loan credit agreement. Subsequent to the $15.0 billion issuance of senior notes, AbbVie terminated both the bridge and term loan credit agreements in the first quarter of 2024.
In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At June 30, 2024, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of June 30, 2024 and December 31, 2023.
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
Credit Ratings
There were no changes in the company’s credit ratings during the six months ended June 30, 2024. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the company’s application of its critical accounting policies during the six months ended June 30, 2024.

2024 Form 10-Q |	38

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
ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Chief Executive Officer, Robert A. Michael, and the Chief Financial Officer, Scott T. Reents, evaluated the effectiveness of AbbVie's disclosure controls and procedures as of the end of the period covered by this report, and concluded that AbbVie's disclosure controls and procedures were effective to ensure that information AbbVie is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by AbbVie in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to AbbVie's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended June 30, 2024.
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

2024 Form 10-Q |	39

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	986	(1)	$170.95	(1)	—	$3,849,610,303
May 1, 2024 - May 31, 2024	1,058	(1)	$162.91	(1)	—	$3,849,610,303
June 1, 2024 - June 30, 2024	1,081	(1)	$167.51	(1)	—	$3,849,610,303
Total	3,125	(1)	$167.04	(1)	—	$3,849,610,303

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 986 in April; 1,058 in May; and 1,081 in June.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
ITEM 5. OTHER ITEMS

(c) Director and Officer Trading Arrangements
During the three months ended June 30, 2024, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 7, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Scott T. Reents
Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2024

2024 Form 10-Q |	42