Form 10-Q
period 2024-09-30
AbbVie Inc.
filed 2024-11-04
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
As of October 28, 2024, AbbVie Inc. had 1,767,140,323 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net revenues	$14,460	$13,927	$41,232	$40,017

Cost of products sold	4,212	6,485	12,508	14,711
Selling, general and administrative	4,205	3,372	10,897	9,679
Research and development	2,130	1,723	6,017	5,748
Acquired IPR&D and milestones	82	66	1,183	496
Other operating income	—	—	—	(179)
Total operating costs and expenses	10,629	11,646	30,605	30,455
Operating earnings	3,831	2,281	10,627	9,562

Interest expense, net	591	398	1,550	1,306
Net foreign exchange loss (gain)	(3)	25	2	97
Other expense (income), net	1,159	(95)	3,090	3,121
Earnings before income tax expense	2,084	1,953	5,985	5,038
Income tax expense	520	172	1,676	989
Net earnings	1,564	1,781	4,309	4,049
Net earnings attributable to noncontrolling interest	3	3	9	8
Net earnings attributable to AbbVie Inc.	$1,561	$1,778	$4,300	$4,041

Per share data
Basic earnings per share attributable to AbbVie Inc.	$0.88	$1.00	$2.41	$2.27
Diluted earnings per share attributable to AbbVie Inc.	$0.88	$1.00	$2.41	$2.26

Weighted-average basic shares outstanding	1,769	1,767	1,769	1,768
Weighted-average diluted shares outstanding	1,772	1,771	1,772	1,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net earnings	$1,564	$1,781	$4,309	$4,049

Foreign currency translation adjustments, net of tax expense (benefit) of $25 for the three months and $1 the nine months ended September 30, 2024 and $(17) for the three months and $(11) nine months ended September 30, 2023	574	(457)	21	(279)
Net investment hedging activities, net of tax expense (benefit) of $(91) for the three months and $(11) for the nine months ended September 30, 2024 and $84 for the three months and $26 nine months ended September 30, 2023	(330)	302	(39)	89
Pension and post-employment benefits, net of tax expense (benefit) of $(1) for the three months and $3 for the nine months ended September 30, 2024 and $1 for the three months and $11 for the nine months ended September 30, 2023	(3)	2	15	38
Cash flow hedging activities, net of tax expense (benefit) of $(8) for the three months and $(3) for the nine months ended September 30, 2024 and $7 for the three months and $(1) for the nine months ended September 30, 2023	(62)	52	(26)	(2)
Other comprehensive income (loss)	179	(101)	(29)	(154)
Comprehensive income	1,743	1,680	4,280	3,895
Comprehensive income attributable to noncontrolling interest	3	3	9	8
Comprehensive income attributable to AbbVie Inc.	$1,740	$1,677	$4,271	$3,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and equivalents	$7,257	$12,814
Short-term investments	28	2
Accounts receivable, net	11,472	11,155
Inventories	4,450	4,099
Prepaid expenses and other	4,578	4,932
Total current assets	27,785	33,002

Investments	267	304
Property and equipment, net	5,141	4,989
Intangible assets, net	66,646	55,610
Goodwill	35,295	32,293
Other assets	8,288	8,513
Total assets	$143,422	$134,711

Liabilities and Equity
Current liabilities
Current portion of long-term debt and finance lease obligations	$12,570	$7,191
Accounts payable and accrued liabilities	30,492	30,650
Total current liabilities	43,062	37,841

Long-term debt and finance lease obligations	58,509	52,194
Deferred income taxes	2,749	1,952
Other long-term liabilities	33,031	32,327

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,831,415,039 shares issued as of September 30, 2024 and 1,823,046,087 as of December 31, 2023	18	18
Common stock held in treasury, at cost, 64,310,426 shares as of September 30, 2024 and 57,105,354 as of December 31, 2023	(7,848)	(6,533)
Additional paid-in capital	21,160	20,180
Accumulated deficit	(4,964)	(1,000)
Accumulated other comprehensive loss	(2,334)	(2,305)
Total stockholders' equity	6,032	10,360
Noncontrolling interest	39	37
Total equity	6,071	10,397

Total liabilities and equity	$143,422	$134,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at June 30, 2023	1,765	$18	$(6,528)	$19,839	$1,789	$(2,252)	$32	$12,898
Net earnings attributable to AbbVie Inc.	—	—	—	—	1,778	—	—	1,778
Other comprehensive loss, net of tax	—	—	—	—	—	(101)	—	(101)
Dividends declared	—	—	—	—	(2,634)	—	—	(2,634)
Purchases of treasury stock	—	—	(4)	—	—	—	—	(4)
Stock-based compensation plans and other	—	—	7	182	—	—	—	189
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at September 30, 2023	1,765	$18	$(6,525)	$20,021	$933	$(2,353)	$35	$12,129

Balance at June 30, 2024	1,766	$18	$(7,838)	$20,879	$(3,768)	$(2,513)	$43	$6,821
Net earnings attributable to AbbVie Inc.	—	—	—	—	1,561	—	—	1,561
Other comprehensive income, net of tax	—	—	—	—	—	179	—	179
Dividends declared	—	—	—	—	(2,757)	—	—	(2,757)
Purchases of treasury stock	—	—	(17)	—	—	—	—	(17)
Stock-based compensation plans and other	1	—	7	281	—	—	—	288
Change in noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2024	1,767	$18	$(7,848)	$21,160	$(4,964)	$(2,334)	$39	$6,071

Balance at December 31, 2022	1,769	$18	$(4,594)	$19,245	$4,784	$(2,199)	$33	$17,287
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,041	—	—	4,041
Other comprehensive loss, net of tax	—	—	—	—	—	(154)	—	(154)
Dividends declared	—	—	—	—	(7,892)	—	—	(7,892)
Purchases of treasury stock	(12)	—	(1,969)	—	—	—	—	(1,969)
Stock-based compensation plans and other	8	—	38	776	—	—	—	814
Change in noncontrolling interest	—	—	—	—	—	—	2	2
Balance at September 30, 2023	1,765	$18	$(6,525)	$20,021	$933	$(2,353)	$35	$12,129

Balance at December 31, 2023	1,766	$18	$(6,533)	$20,180	$(1,000)	$(2,305)	$37	$10,397
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,300	—	—	4,300
Other comprehensive loss, net of tax	—	—	—	—	—	(29)	—	(29)
Dividends declared	—	—	—	—	(8,264)	—	—	(8,264)
Purchases of treasury stock	(7)	—	(1,350)	—	—	—	—	(1,350)
Stock-based compensation plans and other	8	—	35	980	—	—	—	1,015
Change in noncontrolling interest	—	—	—	—	—	—	2	2
Balance at September 30, 2024	1,767	$18	$(7,848)	$21,160	$(4,964)	$(2,334)	$39	$6,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in millions) (brackets denote cash outflows)	2024	2023
Cash flows from operating activities
Net earnings	$4,309	$4,049
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	558	565
Amortization of intangible assets	5,726	6,057
Deferred income taxes	(682)	(1,498)
Change in fair value of contingent consideration liabilities	3,492	3,432
Payments of contingent consideration liabilities	(1,456)	(407)
Stock-based compensation	747	622
Acquired IPR&D and milestones	1,183	496
Non-cash litigation reserve adjustments, net of cash payments	341	(205)
Impairment of intangible assets	—	2,824
Other, net	(75)	(219)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(180)	(273)
Inventories	(191)	(513)
Prepaid expenses and other assets	461	394
Accounts payable and other liabilities	(1,070)	3,661
Income tax assets and liabilities, net	(1,405)	(899)
Cash flows from operating activities	11,758	18,086

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(17,493)	—
Other acquisitions and investments	(1,232)	(670)
Acquisitions of property and equipment	(683)	(572)
Purchases of investment securities	(46)	(43)
Sales and maturities of investment securities	516	41
Other, net	(8)	35
Cash flows from investing activities	(18,946)	(1,209)

Cash flows from financing activities
Proceeds from issuance of other short-term borrowings	5,008	—
Repayments of other short-term borrowings	(5,008)	—
Proceeds from issuance of long-term debt	14,963	—
Repayments of long-term debt and finance lease obligations	(3,851)	(2,355)
Debt issuance costs	(99)	—
Dividends paid	(8,273)	(7,913)
Purchases of treasury stock	(1,350)	(1,969)
Proceeds from the exercise of stock options	204	149
Payments of contingent consideration liabilities	—	(735)
Other, net	56	50
Cash flows from financing activities	1,650	(12,773)
Effect of exchange rate changes on cash and equivalents	(19)	(18)
Net change in cash and equivalents	(5,557)	4,086
Cash and equivalents, beginning of period	12,814	9,201

Cash and equivalents, end of period	$7,257	$13,287
The accompanying notes are an integral part of these condensed consolidated financial statements.

2024 Form 10-Q |	5

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
AbbVie completed its previously announced acquisitions of ImmunoGen, Inc. (ImmunoGen) on February 12, 2024 and Cerevel Therapeutics Holdings, Inc. (Cerevel Therapeutics) on August 1, 2024. See Note 4 and Note 8 for additional information regarding these acquisitions.
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

2024 Form 10-Q |	6

Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Interest expense	$720	$555	$2,106	$1,660
Interest income	(129)	(157)	(556)	(354)
Interest expense, net	$591	$398	$1,550	$1,306
Inventories

(in millions)	September 30, 2024	December 31, 2023
Finished goods	$1,347	$1,356
Work-in-process	2,071	1,643
Raw materials	1,032	1,100
Inventories	$4,450	$4,099
Property and Equipment, Net

(in millions)	September 30, 2024	December 31, 2023
Property and equipment, gross	$12,279	$11,635
Accumulated depreciation	(7,138)	(6,646)
Property and equipment, net	$5,141	$4,989
Depreciation expense was $191 million for the three months and $558 million for the nine months ended September 30, 2024 and $196 million for the three months and $565 million for the nine months ended September 30, 2023.

2024 Form 10-Q |	7

Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Basic EPS
Net earnings attributable to AbbVie Inc.	$1,561	$1,778	$4,300	$4,041
Earnings allocated to participating securities	10	11	30	32
Earnings available to common shareholders	$1,551	$1,767	$4,270	$4,009
Weighted-average basic shares outstanding	1,769	1,767	1,769	1,768
Basic earnings per share attributable to AbbVie Inc.	$0.88	$1.00	$2.41	$2.27

Diluted EPS
Net earnings attributable to AbbVie Inc.	$1,561	$1,778	$4,300	$4,041
Earnings allocated to participating securities	10	11	30	32
Earnings available to common shareholders	$1,551	$1,767	$4,270	$4,009
Weighted-average shares of common stock outstanding	1,769	1,767	1,769	1,768
Effect of dilutive securities	3	4	3	4
Weighted-average diluted shares outstanding	1,772	1,771	1,772	1,772
Diluted earnings per share attributable to AbbVie Inc.	$0.88	$1.00	$2.41	$2.26
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.

2024 Form 10-Q |	8

Note 4 Licensing, Acquisitions and Other Arrangements

Proposed Acquisition of Aliada Therapeutics Holdings, Inc.
Subsequent to September 30, 2024, on October 28, 2024, AbbVie announced that it entered into a definitive agreement to acquire Aliada Therapeutics, Inc. (Aliada) including its lead program ALIA-1758. ALIA-1758 is an anti-pyroglutamate amyloid beta (3pE-Aβ) antibody in development for the treatment of Alzheimer’s Disease. Under the terms of the agreement, AbbVie will make an upfront cash payment of approximately $1.4 billion to acquire all outstanding equity of Aliada. Closing of the proposed transaction is subject to regulatory approvals and other customary closing conditions.

Acquisition of Cerevel Therapeutics Holdings, Inc.
On August 1, 2024, AbbVie completed its previously announced acquisition of Cerevel Therapeutics. Cerevel Therapeutics is a clinical-stage biotechnology company focused on the discovery and development of differentiated therapies for neuroscience diseases. Cerevel Therapeutics neuroscience pipeline includes multiple clinical-stage and preclinical candidates with the potential to treat several diseases including schizophrenia, Parkinson's disease and mood disorders. Under the terms of the agreement, AbbVie acquired all outstanding shares of Cerevel Therapeutics for $45.00 per share in cash. The total fair value of the consideration transferred to owners of Cerevel Therapeutics common stock was $8.7 billion ($8.3 billion, net of cash acquired).
The acquisition of Cerevel Therapeutics has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2024. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and equivalents	$361
Short-term investments	382
Prepaid expenses and other current assets	9
Property and equipment, net	25
Investments	121
Intangible assets, net	8,100
Other noncurrent assets	31
Current portion of long-term debt	(400)
Accounts payable and accrued liabilities	(100)
Long-term debt	(246)
Deferred income taxes	(1,292)
Other long-term liabilities	(31)
Total identifiable net assets	6,960
Goodwill	1,702
Total assets acquired and liabilities assumed	$8,662
Intangible assets relate to $8.1 billion of acquired in-process research and development (IPR&D) associated with products that have not yet received regulatory approval. The estimated fair values of identifiable intangible assets were determined using the "income approach" which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product, the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, competitive trends impacting the asset and each cash flow stream, as well as other factors.

2024 Form 10-Q |	9

The current portion of long-term debt assumed by AbbVie consists of $345 million aggregate principal of 2.5% convertible senior notes due 2027. Upon acquisition, the convertible senior notes became callable and note holders could redeem the convertible senior notes for cash at a premium. As of the acquisition date, the convertible senior notes were recognized as current portion of long-term debt on the condensed consolidated balance sheets at an aggregate fair value of $400 million. Following the acquisition date, the company repaid the convertible senior notes and there were no amounts outstanding as of September 30, 2024.
Long-term debt assumed by AbbVie relates to funding agreements entered into by Cerevel Therapeutics prior to the acquisition. Under the agreements, Cerevel Therapeutics received funding to support development of tavapadon and agreed to repay regulatory milestones, sales milestones and royalties contingent upon approval of tavapadon by the U.S. Food and Drug Administration (FDA). The funding agreements were accounted for as financing arrangements and the fair value of the related financing liability was $246 million as of the acquisition date. The estimated fair value of the financing liability was determined using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for sales milestones and royalty payments, which are then discounted to present value. Assumptions inherent in the development of fair value include discount rates, estimated probabilities and timing of achieving milestones and estimated amounts of future sales. See Note 8 for additional information.
Goodwill was calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recognized from the acquisition of Cerevel Therapeutics represents expected synergies, including the ability to: (i) expand AbbVie’s neuroscience pipeline, (ii) leverage AbbVie’s commercial, regulatory and clinical expertise to maximize Cerevel Therapeutic’s assets and (iii) enhance AbbVie’s existing neuroscience discovery capabilities. The goodwill is not deductible for tax purposes.
AbbVie also assumed a licensing agreement entered into by Cerevel Therapeutics with Pfizer Inc. (Pfizer) prior to the acquisition. Under the agreement, Cerevel Therapeutics was granted an exclusive global license under certain Pfizer patent rights to develop, manufacture and commercialize compounds included in Cerevel Therapeutic’s pipeline. AbbVie could make additional payments of up to $1.6 billion upon achievement of certain regulatory and commercial milestones for all programs. Additionally, AbbVie will pay tiered royalties on net revenues.
Following the acquisition date, the operating results of Cerevel Therapeutics have been included in the condensed consolidated financial statements. For the period from the acquisition date through September 30, 2024, operating losses attributable to Cerevel Therapeutics were $299 million, inclusive of $161 million of cash-settled, post-closing expense for Cerevel Therapeutics employee incentive awards. AbbVie also issued 0.3 million RSUs to holders of Cerevel Therapeutics equity awards based on a conversion factor described in the transaction agreement. Stock compensation expense related to RSUs issued at the acquisition date was not significant.
Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $44 million for the nine months ended September 30, 2024 and were included in selling, general and administrative (SG&A) expense in the condensed consolidated statements of earnings.
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
The acquisition of ImmunoGen has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2024. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.

2024 Form 10-Q |	10

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and equivalents	$591
Accounts receivable	171
Inventories	211
Prepaid expenses and other current assets	40
Property and equipment, net	7
Intangible assets, net
Developed product rights	7,200
License agreements	125
Acquired in-process research and development	1,280
Other noncurrent assets	273
Current portion of long-term debt	(99)
Accounts payable and accrued liabilities	(312)
Deferred income taxes	(899)
Other long-term liabilities	(47)
Total identifiable net assets	8,541
Goodwill	1,249
Total assets acquired and liabilities assumed	$9,790
The fair value step-up adjustment to inventories of $179 million is being amortized to cost of products sold when the inventory is sold to customers, which is expected to be within approximately one year from the acquisition date.
Intangible assets relate to $7.3 billion of definite-lived intangible assets and $1.3 billion of acquired IPR&D associated with products that have not yet received regulatory approval. The acquired definite-lived intangible assets consist of developed product rights and license agreements and are being amortized over a weighted-average estimated useful life of approximately 12 years using the estimated pattern of economic benefit. The estimated fair values of identifiable intangible assets were determined using the "income approach" which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product, the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, competitive trends impacting the asset and each cash flow stream, as well as other factors.
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
Following the acquisition date, the operating results of ImmunoGen have been included in the condensed consolidated financial statements. For the period from the acquisition date through September 30, 2024, net revenues attributable to ImmunoGen were $396 million and operating losses attributable to ImmunoGen were $582 million, inclusive of $349 million of cash-settled, post-closing expense for ImmunoGen employee incentive awards, $158 million of inventory fair value step-up amortization and $113 million of intangible asset amortization. AbbVie also issued 0.3 million RSUs to holders of ImmunoGen equity awards based on a conversion factor described in the transaction agreement. Stock compensation expense related to RSUs issued at the acquisition date was not significant.

2024 Form 10-Q |	11

Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $59 million for the nine months ended September 30, 2024 and were included in SG&A expense in the condensed consolidated statements of earnings.
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of AbbVie, ImmunoGen and Cerevel Therapeutics for the three and nine months ended September 30, 2024 and 2023 as if the acquisitions of ImmunoGen and Cerevel Therapeutics had occurred on January 1, 2023:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net revenues	$14,460	$14,040	$41,287	$40,263
Net earnings	1,714	1,400	4,583	2,309
The unaudited pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie, ImmunoGen and Cerevel Therapeutics. In order to reflect the occurrence of the acquisitions on January 1, 2023 as required, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with acquisition date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of acquisition-related costs incurred during the three and nine months ended September 30, 2024 to the nine months ended September 30, 2023. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisitions been completed on January 1, 2023. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisitions.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $1.2 billion for the nine months ended September 30, 2024 and $670 million for the nine months ended September 30, 2023.
The following table summarizes acquired IPR&D and milestones expense:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Upfront charges	$82	$44	$1,088	$396
Development milestones	—	22	95	100
Acquired IPR&D and milestones	$82	$66	$1,183	$496
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

2024 Form 10-Q |	12

Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended September 30, 2024 and 2023.
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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
United States - Janssen's share of profits (included in cost of products sold)	$282	$316	$849	$925
International - AbbVie's share of profits (included in net revenues)	210	230	676	711
Global - AbbVie's share of other costs (included in respective line items)	38	59	120	171
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $233 million at September 30, 2024 and $236 million at December 31, 2023. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $282 million at September 30, 2024 and $307 million at December 31, 2023.
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

2024 Form 10-Q |	13

The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Genentech's share of profits, including royalties (included in cost of products sold)	$263	$225	$733	$641
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	10	13	25	32
AbbVie's share of development costs (included in R&D)	21	24	63	82

Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2023	$32,293
Additions(a)	2,951
Foreign currency translation adjustments	51
Balance as of September 30, 2024	$35,295
(a) Goodwill additions related to the acquisitions of ImmunoGen and Cerevel Therapeutics (see Note 4).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of September 30, 2024, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	September 30, 2024			December 31, 2023
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$81,721	$(26,723)	$54,998	$75,142	$(22,455)	$52,687
License agreements	8,316	(6,363)	1,953	8,191	(5,571)	2,620
Total definite-lived intangible assets	90,037	(33,086)	56,951	83,333	(28,026)	55,307
Indefinite-lived intangible assets	9,695	—	9,695	303	—	303
Total intangible assets, net	$99,732	$(33,086)	$66,646	$83,636	$(28,026)	$55,610
Definite-Lived Intangible Assets
The increase in definite-lived intangible assets during 2024 was primarily due to the acquisition of ImmunoGen. The intangible assets will be amortized using the estimated pattern of economic benefit. See Note 4 for additional information regarding the acquisitions.
Amortization expense was $1.9 billion for the three months and $5.7 billion for the nine months ended September 30, 2024 and $2.0 billion for the three months and $6.1 billion for the nine months ended September 30, 2023. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
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

2024 Form 10-Q |	14

of earnings for the third quarter of 2023. The fair value measurement was based on Level 3 inputs including estimated net revenues, cost of products sold, R&D costs, selling and marketing costs and discount rate.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist. The increase in indefinite-lived intangible assets during 2024 was primarily due to the acquisitions of ImmunoGen and Cerevel Therapeutics. See Note 4 for additional information regarding the acquisitions.
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
Note 7 Restructuring Plans

AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. As of September 30, 2024 and 2023, no such plans were individually significant. Restructuring charges were $30 million for the three months and $94 million for the nine months ended September 30, 2024 and $10 million for the three months and $55 million for the nine months ended September 30, 2023. These charges are recorded in cost of products sold, R&D expense and SG&A expense in the condensed consolidated statements of earnings based on the classification of the affected employees or the related operations.
The following table summarizes the cash activity in the restructuring reserve for the nine months ended September 30, 2024:

(in millions)
Accrued balance as of December 31, 2023	$196
Restructuring charges	84
Payments and other adjustments	(119)
Accrued balance as of September 30, 2024	$161
Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization and incurred total cumulative charges of $2.5 billion through December 31, 2023. These costs consisted of severance and employee benefit costs (cash severance, non-cash severance including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses. The Allergan integration plan was substantially complete as of December 31, 2023 and the remaining accrual as of September 30, 2024 is not significant.
The following table summarizes the prior year charges associated with the Allergan acquisition integration plan:

(in millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Cost of products sold	$20	$66
Research and development	1	2
Selling, general and administrative	39	134
Total charges	$60	$202

2024 Form 10-Q |	15

Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $2.6 billion at September 30, 2024 and $1.8 billion at December 31, 2023, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of September 30, 2024 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
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
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gain or loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $7.7 billion at September 30, 2024 and $7.9 billion at December 31, 2023.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €3.2 billion at September 30, 2024 and €5.4 billion at December 31, 2023. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €6.2 billion, SEK1.9 billion, CAD750 million and CHF70 million at September 30, 2024 and €4.9 billion, SEK1.4 billion, CAD750 million and CHF50 million at December 31, 2023. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $3.5 billion at September 30, 2024 and $5.0 billion at December 31, 2023. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2024 Form 10-Q |	16

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	September 30, 2024	December 31, 2023	Balance sheet caption	September 30, 2024	December 31, 2023
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$8	$12	Accounts payable and accrued liabilities	$45	$32
Designated as net investment hedges	Prepaid expenses and other	12	13	Accounts payable and accrued liabilities	32	66
Designated as net investment hedges	Other assets	—	—	Other long-term liabilities	108	69
Not designated as hedges	Prepaid expenses and other	24	41	Accounts payable and accrued liabilities	17	36
Interest rate swap contracts
Designated as fair value hedges	Other assets	—	—	Other long-term liabilities	244	293
Total derivatives		$44	$66		$446	$496
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Foreign currency forward exchange contracts
Designated as cash flow hedges	$(45)	$76	$30	$81
Designated as net investment hedges	(238)	241	(16)	153
Cross-currency swap contracts designated as cash flow hedges	—	(14)	—	(5)
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $6 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $21 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax losses of $151 million for the three months and pre-tax gains of $56 million for the nine months ended September 30, 2024 and pre-tax gains of $173 million for the three months and pre-tax gains of $47 million for the nine months ended September 30, 2023.

2024 Form 10-Q |	17

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Statement of earnings caption	2024	2023	2024	2023
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$19	$11	$41	$67
Designated as net investment hedges	Interest expense, net	32	28	90	85
Not designated as hedges	Net foreign exchange loss (gain)	(30)	(41)	(14)	(7)
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	6	6	18	18
Cross-currency swap contracts designated as cash flow hedges	Net foreign exchange loss (gain)	—	(14)	—	(6)
Interest rate swap contracts
Designated as fair value hedges	Interest expense, net	60	(58)	49	(44)
Debt designated as hedged item in fair value hedges	Interest expense, net	(60)	58	(49)	44
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
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2024:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$7,257	$6,080	$1,177	$—
Money market funds and time deposits	10	—	10	—
Debt securities	32	—	32	—
Equity securities	100	71	29	—
Foreign currency contracts	44	—	44	—
Total assets	$7,443	$6,151	$1,292	$—
Liabilities
Interest rate swap contracts	$244	$—	$244	$—
Foreign currency contracts	202	—	202	—
Financing liability	253	—	—	253
Contingent consideration	21,926	—	—	21,926
Total liabilities	$22,625	$—	$446	$22,179

2024 Form 10-Q |	18

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
The financing liability is related to funding agreements entered into by Cerevel Therapeutics prior to the acquisition and assumed by AbbVie. The funding agreements represent financial instruments that are accounted for as financing arrangements and the company elected to account for the financing liability in accordance with the fair value option, as permitted under ASC 825 Financial Instruments. The fair value measurement of the financing liability was determined based on significant unobservable inputs. Potential payments are estimated by applying a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for sales milestones and royalty payments, which are then discounted to present value. Changes to the fair value of the financing liability can result from changes to one or a number of inputs, including discount rates, estimated probabilities and timing of achieving milestones and estimated amounts of future sales. The change in fair value recognized in net earnings is recorded in other expense (income), net in the condensed consolidated statements of earnings and the change in fair value attributable to instrument-specific credit risk is recognized in other comprehensive loss. Changes in fair value recognized in other expense (income), net and other comprehensive loss for the three months ended September 30, 2024 were not significant.
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

2024 Form 10-Q |	19

The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	September 30, 2024		December 31, 2023
	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	3.9% - 5.1%	4.1%	4.3% - 5.9%	4.5%
Probability of payment for royalties by indication(b)	100% - 100%	100%	89% - 100%	99%
Projected year of payments	2024 - 2034	2028	2024 - 2034	2027
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) Excluding approved indications, the estimated probability of payment was 89% at December 31, 2023.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Nine months ended September 30,
(in millions)	2024	2023
Beginning balance	$19,890	$16,384
Change in fair value recognized in net earnings	3,492	3,432
Payments	(1,456)	(1,142)
Ending balance	$21,926	$18,674
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
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of September 30, 2024 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	$12,558	$12,486	$12,341	$145	$—
Long-term debt and finance lease obligations, excluding fair value hedges	58,500	57,177	56,747	430	—
Total liabilities	$71,058	$69,663	$69,088	$575	$—

2024 Form 10-Q |	20

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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $153 million as of September 30, 2024 and $159 million as of December 31, 2023. No significant cumulative upward or downward adjustments have been recorded for these investments as of September 30, 2024.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 78% as of September 30, 2024 and 81% as of December 31, 2023, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.
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

2024 Form 10-Q |	21

The following table summarizes issued debt in connection with the acquisitions of ImmunoGen and Cerevel Therapeutics:

(in millions)
Senior Notes
4.80% Senior Notes due 2027	$2,250
4.80% Senior Notes due 2029	2,500
4.95% Senior Notes due 2031	2,000
5.05% Senior Notes due 2034	3,000
5.35% Senior Notes due 2044	750
5.40% Senior Notes due 2054	3,000
5.50% Senior Notes due 2064	1,500
Total debt issued	$15,000
In December 2023, AbbVie entered into a $9.0 billion 364-day bridge credit agreement and $5.0 billion 364-day term loan credit agreement. In February 2024, AbbVie borrowed and repaid $5.0 billion under the term loan credit agreement. Interest charged on this borrowing was based on Secured Overnight Financing Rate Reference Rate (SOFR) +0.975% with an effective interest rate of 6.29%. Subsequent to the $15.0 billion issuance of senior notes, AbbVie terminated both the bridge and term loan credit agreements in the first quarter of 2024. In February 2024, concurrent with the ImmunoGen acquisition, the company assumed and repaid an ImmunoGen senior secured term loan at a fair value of $99 million.
In connection with the acquisition of Cerevel Therapeutics, the company assumed $345 million aggregate principal of 2.5% convertible senior notes due 2027. Upon acquisition, the convertible senior notes became callable and note holders could redeem the convertible senior notes for cash at a premium. As of the acquisition date, the convertible senior notes were recognized as current portion of long-term debt on the condensed consolidated balance sheets at an aggregate fair value of $400 million. Following the acquisition date, the company repaid the convertible senior notes and there were no amounts outstanding as of September 30, 2024.
The company also assumed funding agreements entered into by Cerevel Therapeutics prior to the acquisition. Under the agreements, Cerevel Therapeutics received funding to support development of tavapadon and agreed to repay regulatory milestones, sales milestones and royalties contingent upon approval of tavapadon by the U.S. Food and Drug Administration (FDA). In addition, upon acquisition the company has the option to satisfy payment obligations early by making a payment equal to the amount of funding provided to Cerevel Therapeutics plus a variable premium. In all circumstances, total repayments under the funding agreements will not exceed $531 million in aggregate. The funding agreements were accounted for as financing arrangements and the fair value of the related financing liability was $246 million as of the acquisition date. In conjunction with the funding agreements, AbbVie also assumed security agreements entered into by Cerevel Therapeutics prior to the acquisition pursuant to which Cerevel Therapeutics granted the funding investors a security interest in the assets material to the development and commercialization of tavapadon in the United States.
Other Long-Term Debt
In May 2024, the company repaid a €1.5 billion aggregate principal amount of 1.38% senior euro notes at maturity.
In June 2024, the company repaid a €700 million aggregate principal amount of 1.25% senior euro notes and $1.0 billion aggregate principal amount of 3.85% senior notes at maturity.
Subsequent to September 30, 2024, the company refinanced its $2.0 billion floating rate three-year term loan. As part of the refinancing, the company repaid the existing $2.0 billion term loan due May 2025 and borrowed $2.0 billion under a new term loan due April 2027.
In January 2023, the company repaid a $1.0 billion floating rate three-year term loan that was scheduled to mature in May 2023. In March 2023, the company repaid a $350 million aggregate principal amount of 2.80% senior notes at maturity.
In May 2023, the company repaid $1.0 billion aggregate principal amount of 2.85% senior notes at maturity.
Short-Term Borrowings
During the nine months ended September 30, 2024, the company issued and redeemed $1.7 billion of commercial paper. There were no commercial paper borrowings outstanding as of September 30, 2024 and December 31, 2023. The weighted average interest rate on commercial paper borrowings was 5.54% for the nine months ended September 30, 2024.

2024 Form 10-Q |	22

In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This amended facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At September 30, 2024, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of September 30, 2024 and December 31, 2023.

Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$71	$68	$214	$203	$11	$9	$32	$27
Interest cost	113	108	339	324	10	9	31	28
Expected return on plan assets	(196)	(181)	(589)	(543)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	1	(9)	(9)	(27)	(27)
Amortization of actuarial loss	13	4	39	12	4	3	13	9
Net periodic benefit cost (credit)	$1	$(1)	$3	$(3)	$16	$12	$49	$37
The components of net periodic benefit cost other than service cost are included in other expense (income), net in the condensed consolidated statements of earnings.

2024 Form 10-Q |	23

Note 10 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the AbbVie Amended and Restated 2013 Incentive Stock Program and is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Cost of products sold	$12	$9	$44	$38
Research and development	67	53	274	227
Selling, general and administrative	102	68	429	357
Pre-tax compensation expense	181	130	747	622
Tax benefit	(33)	(26)	(127)	(111)
After-tax compensation expense	$148	$104	$620	$511
In addition to stock-based compensation expense included in the table above and in connection with the acquisitions of ImmunoGen and Cerevel Therapeutics, AbbVie incurred cash-settled, post-closing expense for ImmunoGen and Cerevel Therapeutics employee incentive awards, which is summarized in the table below:

(in millions)	Three months ended September 30, 2024	Nine months ended September 30, 2024
Cost of products sold	$5	$36
Research and development	58	184
Selling, general and administrative	98	290
Total post-closing cash settled expense	$161	$510
Stock Options
During the nine months ended September 30, 2024, primarily in connection with the company's annual grant, AbbVie granted 0.6 million stock options with a weighted-average grant-date fair value of $31.53. As of September 30, 2024, $8 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the nine months ended September 30, 2024, primarily in connection with the company's annual grant, AbbVie granted 5.5 million RSUs and performance shares with a weighted-average grant-date fair value of $176.43. During the nine months ended September 30, 2024 and in connection with the ImmunoGen and Cerevel Therapeutics acquisitions, AbbVie issued 0.6 million RSUs to holders of ImmunoGen and Cerevel Therapeutics equity awards based on a conversion factor described in each of the transaction agreements. See Note 4 for additional information regarding the ImmunoGen and Cerevel Therapeutics acquisitions. As of September 30, 2024, $799 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2024 and 2023:

2024			2023
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/30/24	02/14/25	$1.64	10/26/23	02/15/24	$1.55
09/06/24	11/15/24	$1.55	09/08/23	11/15/23	$1.48
06/21/24	08/15/24	$1.55	06/22/23	08/15/23	$1.48
02/15/24	05/15/24	$1.55	02/16/23	05/15/23	$1.48

2024 Form 10-Q |	24

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
On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 5 million shares for $959 million during the nine months ended September 30, 2024 and 10 million shares for $1.6 billion during the nine months ended September 30, 2023. AbbVie's remaining stock repurchase authorization was approximately $3.9 billion as of September 30, 2024.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2024:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2023	$(1,106)	$65	$(1,488)	$224	$(2,305)
Other comprehensive income (loss) before reclassifications	21	31	(4)	20	68
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(70)	19	(46)	(97)
Net current-period other comprehensive income (loss)	21	(39)	15	(26)	(29)
Balance as of September 30, 2024	$(1,085)	$26	$(1,473)	$198	$(2,334)
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

2024 Form 10-Q |	25

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
(in millions) (brackets denote gains)	2024	2023	2024	2023
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(32)	$(28)	$(90)	$(85)
Tax expense	7	6	20	18
Total reclassifications, net of tax	$(25)	$(22)	$(70)	$(67)
Pension and post-employment benefits
Amortization of actuarial losses (gains) and other(b)	$8	$(2)	$25	$(5)
Tax benefit	(2)	—	(6)	—
Total reclassifications, net of tax	$6	$(2)	$19	$(5)
Cash flow hedging activities
Gains on foreign currency forward exchange contracts(c)	$(19)	$(11)	$(41)	$(67)
Gains on treasury rate lock agreements(a)	(6)	(6)	(18)	(18)
Gains on cross-currency swap contracts(d)	—	14	—	6
Tax expense	5	2	13	16
Total reclassifications, net of tax	$(20)	$(1)	$(46)	$(63)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
(d) Amounts are included in net foreign exchange loss (gain) (see Note 8).
Note 11 Income Taxes

The effective tax rate was 25% for the three months and 28% for the nine months ended September 30, 2024 compared to 9% for the three months and 20% for the nine months ended September 30, 2023. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities, including ImmunoGen and Cerevel Therapeutics acquisition-related costs. The increase in the effective tax rate for the three months ended September 30, 2024 over the prior year was primarily due to changes in fair value of contingent consideration, impact of foreign operations and business development activities. The increase in the effective tax rate for the nine months ended September 30, 2024 over the prior year was primarily due to the impact of foreign operations and business development activities.
It is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $58 million in connection with statute of limitation expirations. The company has various federal, state and foreign examinations ongoing. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings, and as a result, we cannot reasonably estimate the timing of resolution for certain unrecognized tax benefits.
Subsequent to September 30, 2024, the company was notified that the administrative proceeding related to its U.S. federal income tax examination for certain tax years was substantially completed. Final resolution of examination of such years may occur in the fourth quarter of 2024. The company anticipates that final resolution will result in a decrease in the gross amount of unrecognized tax benefits on the condensed consolidated balance sheets and recognition of an income tax benefit in the condensed consolidated statement of earnings, which could be material. The Company does not anticipate that such resolution will have a significant impact on its cash flows.

2024 Form 10-Q |	26

Note 12 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $2.4 billion as of September 30, 2024 and $2.0 billion as of December 31, 2023. For litigation matters discussed below for which a loss is probable or reasonably possible, the company is unable to estimate the possible loss or range of loss, if any, beyond the amounts accrued. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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
In August 2019, direct purchasers of AndroGel filed a lawsuit, King Drug Co. of Florence, Inc., et al. v. AbbVie Inc., et al., against AbbVie and others in the United States District Court for the Eastern District of Pennsylvania, alleging that 2006 patent litigation settlements and related agreements by Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010 and now known as AbbVie Products LLC) with three generic companies violated federal antitrust law, and also alleging that 2011 patent litigation by Abbott with two generic companies regarding AndroGel was sham litigation and the settlements of those litigations violated federal antitrust law. In September 2024, AbbVie and plaintiffs reached an agreement to resolve this lawsuit. In November 2022, the State of Oregon filed a lawsuit in the Multnomah County, Oregon Circuit Court making similar allegations regarding the 2011 patent litigation with one of the generic companies.
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 440 lawsuits are pending against Allergan in federal and state courts. Most of the federal court lawsuits are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 35 of the lawsuits are pending in various state courts. The plaintiffs in these lawsuits, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 440 lawsuits, approximately 30 of them are brought by states, counties, cities, and other municipal entities, approximately 10 of which are in the process of being dismissed pursuant to the previously announced settlement. Another approximately 45 of the approximately 440 lawsuits are covered by a proposed class settlement between Allergan and a class of acute care hospitals, which is subject to court approval and other contingencies.
In March 2023, AbbVie Inc. filed a petition in the United States Tax Court, AbbVie Inc. and Subsidiaries v. Commissioner of Internal Revenue. The petition disputes the Internal Revenue Service determination concerning a $572 million income tax benefit recorded in 2014 related to a payment made to a third party for the termination of a proposed business combination.

2024 Form 10-Q |	27

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
In May and July 2022, two shareholder derivative lawsuits, Treppel Family Trust v. Gonzalez et al., and Katcher v. Gonzalez, et al., were filed in the United States District Court for the Northern District of Illinois, alleging that certain AbbVie directors and officers breached fiduciary and other legal duties in making or allowing alleged misstatements regarding the potential effect that safety information about another company’s product would have on the Food and Drug Administration’s approval and labeling for AbbVie’s Rinvoq. In October 2024, the court granted defendants’ motion to dismiss without prejudice.
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
Intellectual Property Litigation
AbbVie Inc. is seeking to enforce patent rights relating to venetoclax (a drug sold under the trademark Venclexta). Litigation was filed in the United States District Court for the District of Delaware in July 2020 against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. AbbVie alleges defendants’ proposed generic venetoclax products infringe certain patents and seeks declaratory and injunctive relief. Genentech, Inc., which is in a global collaboration with AbbVie concerning the development and marketing of Venclexta, is the co-plaintiff in this suit.
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

2024 Form 10-Q |	28

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
The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2024	2023	2024	2023
Immunology
Humira	United States	$1,765	$3,020	$5,896	$9,420
	International	462	527	1,415	1,680
	Total	$2,227	$3,547	$7,311	$11,100
Skyrizi	United States	$2,778	$1,875	$6,774	$4,648
	International	427	251	1,166	721
	Total	$3,205	$2,126	$7,940	$5,369
Rinvoq	United States	$1,170	$801	$2,912	$1,895
	International	444	309	1,225	819
	Total	$1,614	$1,110	$4,137	$2,714
Oncology
Imbruvica	United States	$618	$678	$1,823	$1,982
	Collaboration revenues	210	230	676	711
	Total	$828	$908	$2,499	$2,693
Venclexta	United States	$340	$281	$921	$811
	International	337	309	1,007	888
	Total	$677	$590	$1,928	$1,699
Elahere(a)	United States	$139	$—	$331	$—
Epkinly	Collaboration Revenues	$31	$14	$82	$14
	International	12	—	24	—
	Total	$43	$14	$106	$14
Aesthetics
Botox Cosmetic	United States	$414	$388	$1,253	$1,217
	International	257	232	780	747
	Total	$671	$620	$2,033	$1,964
Juvederm Collection	United States	$105	$116	$349	$363
	International	153	205	549	681
	Total	$258	$321	$898	$1,044
Other Aesthetics	United States	$272	$255	$828	$785
	International	38	43	119	130
	Total	$310	$298	$947	$915
Neuroscience
Botox Therapeutic	United States	$708	$626	$1,988	$1,827
	International	140	122	422	388
	Total	$848	$748	$2,410	$2,215
Vraylar	United States	$873	$750	$2,338	$1,967
	International	2	1	5	3
	Total	$875	$751	$2,343	$1,970

2024 Form 10-Q |	29

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2024	2023	2024	2023
Duodopa	United States	$24	$25	$72	$74
	International	87	93	267	279
	Total	$111	$118	$339	$353
Ubrelvy	United States	$261	$230	$685	$574
	International	8	3	18	7
	Total	$269	$233	$703	$581
Qulipta	United States	$168	$131	$442	$292
	International	8	1	15	2
	Total	$176	$132	$457	$294
Other Neuroscience	United States	$54	$55	$172	$195
	International	30	6	66	15
	Total	$84	$61	$238	$210
Eye Care
Ozurdex	United States	$33	$34	$102	$107
	International	86	86	272	247
	Total	$119	$120	$374	$354
Lumigan/Ganfort	United States	$58	$28	$129	$142
	International	58	63	181	198
	Total	$116	$91	$310	$340
Alphagan/Combigan	United States	$26	$30	$54	$90
	International	36	40	116	116
	Total	$62	$70	$170	$206
Restasis	United States	$8	$104	$70	$265
	International	13	13	40	43
	Total	$21	$117	$110	$308
Other Eye Care	United States	$115	$114	$351	$334
	International	92	93	281	288
	Total	$207	$207	$632	$622
Other Key Products
Mavyret	United States	$147	$167	$458	$531
	International	155	203	562	590
	Total	$302	$370	$1,020	$1,121
Creon	United States	$338	$305	$995	$892
Linzess/Constella	United States	$225	$279	$693	$799
	International	9	9	28	26
	Total	$234	$288	$721	$825
All other		$726	$782	$2,280	$2,214
Total net revenues		$14,460	$13,927	$41,232	$40,017
(a)Net revenues include ImmunoGen product revenues after the acquisition closing date of February 12, 2024.

2024 Form 10-Q |	30

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of September 30, 2024 and December 31, 2023 and the results of operations for the three and nine months ended September 30, 2024 and 2023. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
On August 1, 2024, AbbVie completed the acquisition of Cerevel Therapeutics Holdings, Inc. (Cerevel Therapeutics). The acquisition complements AbbVie’s neuroscience portfolio, adding a wide range of potentially best-in-class assets that may transform standards of care across psychiatric and neurological disorders where significant unmet needs remain for patients. See Note 4 to the Condensed Consolidated Financial Statements for additional information on the acquisition. Subsequent to the acquisition date, AbbVie's consolidated financial statements include the assets, liabilities, operating results and cash flows of Cerevel Therapeutics.
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

2024 Form 10-Q |	31

Financial Results
The company's financial performance for the nine months ended September 30, 2024 included delivering worldwide net revenues of $41.2 billion, operating earnings of $10.6 billion, diluted earnings per share of $2.41 and cash flows from operations of $11.8 billion. Worldwide net revenues increased 3% on a reported basis and 4% on a constant currency basis.
Diluted earnings per share was $2.41 for the nine months ended September 30, 2024 and included the following after-tax costs: (i) $4.9 billion related to the amortization of intangible assets; (ii) $3.4 billion for the change in fair value of contingent consideration liabilities; (iii) $894 million of acquisition and integration expenses; and (iv) $585 million for charges related to litigation matters. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
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
•In July 2024, AbbVie announced that the European Commission (EC) has approved Skyrizi for the treatment of adult patients with moderately to severely active UC who have had an inadequate response to, lost response to, or were intolerant to conventional therapy or a biologic therapy.
Lutikizumab
•In January 2024, AbbVie announced Phase 2 results showing adults with moderate to severe hidradenitis suppurativa (HS) who had previously failed anti-TNF therapy who received lutikizumab achieved higher response rates than placebo in the primary endpoint of achieving HS Clinical Response at week 16.

2024 Form 10-Q |	32

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
•In August 2024, AbbVie announced that the EC has granted conditional marketing authorization for Tepkinly as a monotherapy for the treatment of adult patients with R/R FL after two or more lines of prior therapy.
Elahere
•In March 2024, AbbVie announced that the FDA granted full approval for Elahere for the treatment of folate receptor alpha (FRα)-positive, platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal adult cancer patients treated with up to three prior therapies.
•In June 2024, AbbVie announced positive topline results from the Phase 2 PICCOLO trial evaluating Elahere monotherapy in heavily pre-treated patients with FRα-positive, platinum-sensitive ovarian cancer. The study met its primary endpoint and no new safety concerns were identified.
•In September 2024, AbbVie announced that the EMA Committee for Medicinal Products for Human Use has adopted a positive opinion recommending the marketing authorization of Elahere for the treatment of adult patients with FRα-positive, platinum-resistant and high-grade serous epithelial ovarian, fallopian tube or primary peritoneal cancer who have received one to three prior treatment regimens.
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

Teliso-V

•In September 2024, AbbVie announced submission of a Biologics License Application to the FDA for accelerated approval of Teliso-V in adult patients with previously treated, locally advanced or metastatic epidermal growth factor receptor (EGFR) wild type, nonsquamous non-small cell lung cancer (NSCLC) with c-Met protein overexpression.

Aesthetics

Juvederm Collection

•In March 2024, AbbVie announced the FDA approval of Juvederm Voluma XC for injection in the temple region to improve moderate to severe temple hollowing in adults over the age of 21.

2024 Form 10-Q |	33

Botox Cosmetic
•In September 2024, AbbVie announced that Botox Cosmetic is now available for the treatment of masseter muscle prominence (MMP) in China.
•In October 2024, AbbVie announced that the FDA has approved Botox Cosmetic for temporary improvement in the appearance of moderate to severe vertical bands connecting the jaw and neck (platysma bands) in adults.
Neuroscience
Vyalev
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
•In October 2024, AbbVie announced that the FDA has approved Vyalev (ABBV-951) as the first and only subcutaneous 24-hour infusion of levodopa-based therapy for the treatment of motor fluctuations in adults with advanced Parkinson's disease.
Tavapadon
•In September 2024, AbbVie announced positive topline results from its Phase 3 TEMPO-1 trial for Tavapadon as a monotherapy in early Parkinson's disease.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

2024 Form 10-Q |	34

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

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2024	2023			2024	2023
United States	$11,148	$10,852	2.7%	2.7%	$31,295	$30,773	1.7%	1.7%
International	3,312	3,075	7.7%	12.4%	9,937	9,244	7.5%	12.2%
Net revenues	$14,460	$13,927	3.8%	4.9%	$41,232	$40,017	3.0%	4.1%

2024 Form 10-Q |	35

The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2024	2023			2024	2023
Immunology
Humira	United States	$1,765	$3,020	(41.6)%	(41.6)%	$5,896	$9,420	(37.4)%	(37.4)%
	International	462	527	(12.4)%	(7.8)%	1,415	1,680	(15.8)%	(10.8)%
	Total	$2,227	$3,547	(37.2)%	(36.5)%	$7,311	$11,100	(34.1)%	(33.3)%
Skyrizi	United States	$2,778	$1,875	48.3%	48.3%	$6,774	$4,648	45.8%	45.8%
	International	427	251	70.0%	75.7%	1,166	721	61.8%	66.6%
	Total	$3,205	$2,126	50.8%	51.5%	$7,940	$5,369	47.9%	48.5%
Rinvoq	United States	$1,170	$801	45.9%	45.9%	$2,912	$1,895	53.6%	53.6%
	International	444	309	44.0%	51.6%	1,225	819	49.6%	58.5%
	Total	$1,614	$1,110	45.3%	47.4%	$4,137	$2,714	52.4%	55.1%
Oncology
Imbruvica	United States	$618	$678	(8.9)%	(8.9)%	$1,823	$1,982	(8.0)%	(8.0)%
	Collaboration revenues	210	230	(8.4)%	(8.4)%	676	711	(4.9)%	(4.9)%
	Total	$828	$908	(8.8)%	(8.8)%	$2,499	$2,693	(7.2)%	(7.2)%
Venclexta	United States	$340	$281	21.5%	21.5%	$921	$811	13.6%	13.6%
	International	337	309	8.9%	15.4%	1,007	888	13.4%	19.7%
	Total	$677	$590	14.8%	18.2%	$1,928	$1,699	13.5%	16.8%
Elahere(a)	United States	$139	$—	n/m	n/m	$331	$—	n/m	n/m
Epkinly	Collaboration revenues	$31	$14	>100.0%	>100.0%	$82	$14	>100.0%	>100.0%
	International	12	—	>100.0%	>100.0%	24	—	>100.0%	>100.0%
	Total	$43	$14	>100.0%	>100.0%	$106	$14	>100.0%	>100.0%
Aesthetics
Botox Cosmetic	United States	$414	$388	6.5%	6.5%	$1,253	$1,217	2.9%	2.9%
	International	257	232	10.9%	15.5%	780	747	4.5%	9.1%
	Total	$671	$620	8.2%	9.9%	$2,033	$1,964	3.5%	5.3%
Juvederm Collection	United States	$105	$116	(10.2)%	(10.2)%	$349	$363	(4.1)%	(4.1)%
	International	153	205	(25.1)%	(20.8)%	549	681	(19.3)%	(14.6)%
	Total	$258	$321	(19.7)%	(16.9)%	$898	$1,044	(14.0)%	(10.9)%
Other Aesthetics	United States	$272	$255	6.4%	6.4%	$828	$785	5.6%	5.6%
	International	38	43	(10.0)%	(2.0)%	119	130	(8.7)%	(1.8)%
	Total	$310	$298	4.0%	5.1%	$947	$915	3.5%	4.5%
Neuroscience
Botox Therapeutic	United States	$708	$626	13.1%	13.1%	$1,988	$1,827	8.8%	8.8%
	International	140	122	14.6%	20.7%	422	388	8.6%	13.1%
	Total	$848	$748	13.4%	14.4%	$2,410	$2,215	8.8%	9.6%
Vraylar	United States	$873	$750	16.5%	16.5%	$2,338	$1,967	18.9%	18.9%
	International	2	1	49.3%	51.9%	5	3	76.0%	76.9%
	Total	$875	$751	16.6%	16.6%	$2,343	$1,970	18.9%	18.9%
Duodopa	United States	$24	$25	(4.7)%	(4.7)%	$72	$74	(3.3)%	(3.3)%
	International	87	93	(7.1)%	(6.4)%	267	279	(4.4)%	(4.0)%
	Total	$111	$118	(6.6)%	(6.0)%	$339	$353	(4.1)%	(3.8)%
Ubrelvy	United States	$261	$230	13.6%	13.6%	$685	$574	19.3%	19.3%
	International	8	3	>100.0%	>100.0%	18	7	>100.0%	>100.0%
	Total	$269	$233	15.3%	15.3%	$703	$581	20.9%	20.9%
Qulipta	United States	$168	$131	28.3%	28.3%	$442	$292	51.3%	51.3%
	International	8	1	>100.0%	>100.0%	15	2	>100.0%	>100.0%
	Total	$176	$132	33.6%	33.6%	$457	$294	55.5%	55.5%

2024 Form 10-Q |	36

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2024	2023			2024	2023
Other Neuroscience	United States	$54	$55	(4.1)%	(4.1)%	$172	$195	(11.6)%	(11.6)%
	International	30	6	>100.0%	>100.0%	66	15	>100.0%	>100.0%
	Total	$84	$61	36.4%	37.1%	$238	$210	13.5%	14.1%
Eye Care
Ozurdex	United States	$33	$34	(2.3)%	(2.3)%	$102	$107	(4.4)%	(4.4)%
	International	86	86	(0.3)%	2.5%	272	247	10.0%	13.1%
	Total	$119	$120	(0.9)%	1.1%	$374	$354	5.7%	7.8%
Lumigan/Ganfort	United States	$58	$28	>100.0%	>100.0%	$129	$142	(9.5)%	(9.5)%
	International	58	63	(7.0)%	(2.7)%	181	198	(8.7)%	(5.9)%
	Total	$116	$91	27.2%	30.2%	$310	$340	(9.0)%	(7.4)%
Alphagan/Combigan	United States	$26	$30	(15.3)%	(15.3)%	$54	$90	(40.3)%	(40.3)%
	International	36	40	(10.0)%	(4.5)%	116	116	(0.1)%	6.9%
	Total	$62	$70	(12.3)%	(9.2)%	$170	$206	(17.7)%	(13.8)%
Restasis	United States	$8	$104	(92.5)%	(92.5)%	$70	$265	(73.4)%	(73.4)%
	International	13	13	2.1%	8.1%	40	43	(7.4)%	(2.2)%
	Total	$21	$117	(82.2)%	(81.5)%	$110	$308	(64.2)%	(63.5)%
Other Eye Care	United States	$115	$114	1.7%	1.7%	$351	$334	5.3%	5.3%
	International	92	93	(2.0)%	4.2%	281	288	(2.4)%	2.1%
	Total	$207	$207	—%	2.8%	$632	$622	1.7%	3.8%
Other Key Products
Mavyret	United States	$147	$167	(12.7)%	(12.7)%	$458	$531	(13.9)%	(13.9)%
	International	155	203	(23.1)%	(20.5)%	562	590	(4.6)%	(1.2)%
	Total	$302	$370	(18.4)%	(17.0)%	$1,020	$1,121	(9.0)%	(7.2)%
Creon	United States	$338	$305	10.6%	10.6%	$995	$892	11.5%	11.5%
Linzess/Constella	United States	$225	$279	(19.2)%	(19.2)%	$693	$799	(13.2)%	(13.2)%
	International	9	9	0.4%	2.0%	28	26	6.2%	6.0%
	Total	$234	$288	(18.6)%	(18.6)%	$721	$825	(12.6)%	(12.6)%
All other		$726	$782	(6.8)%	(5.5)%	$2,280	$2,214	3.0%	4.6%
Total net revenues		$14,460	$13,927	3.8%	4.9%	$41,232	$40,017	3.0%	4.1%
n/m – Not meaningful
(a)Net revenues include ImmunoGen product revenues after the acquisition closing date of February 12, 2024.
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Global Humira sales decreased 37% for the three months and 33% for the nine months ended September 30, 2024. In the United States, Humira sales decreased by 42% for the three months and 37% for the nine months ended September 30, 2024 primarily driven by direct biosimilar competition following the loss of exclusivity on January 31, 2023. Internationally, Humira revenues decreased 8% for the three months and 11% for the nine months ended September 30, 2024 primarily driven by the continued impact of direct biosimilar competition. AbbVie continues to pursue strategies to maintain broad formulary access of Humira and manage the impact of biosimilar erosion.
Net revenues for Skyrizi increased 51% for the three months and 49% for the nine months ended September 30, 2024 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Rinvoq increased 47% for the three months and 55% for the nine months ended September 30, 2024 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 9% for the three months and 7% for the nine months ended September 30, 2024 primarily driven by decreased demand and lower market share in the United States as well as decreased collaboration revenues.
Net revenues for Venclexta increased 18% for the three months and 17% for the nine months ended September 30, 2024 primarily driven by continued market share uptake and market growth across all indications.

2024 Form 10-Q |	37

Net revenues for Elahere were $139 million for the three months and $331 million for the nine months ended September 30, 2024 for the period subsequent to the completion of the ImmunoGen acquisition.
Net revenues for Botox Cosmetic increased 10% for the three months and 5% for the nine months ended September 30, 2024 primarily driven by favorable pricing. Net revenues for the nine months ended September 30, 2024 were also partially offset by the unfavorable impact of customer inventory destocking in the United States.
Net revenues for Juvederm Collection decreased 17% for the three months and 11% for the nine months ended September 30, 2024 primarily driven by decreased consumer demand across international markets. Net revenues for the nine months ended September 30, 2024 were also unfavorably impacted by customer inventory destocking in the United States.
Net revenues for Botox Therapeutic increased 14% for the three months and 10% for the nine months ended September 30, 2024 primarily driven by continued market share uptake as well as market growth.
Net revenues for Vraylar increased 17% for the three months and 19% for the nine months ended September 30, 2024 primarily driven by continued market share uptake as well as market growth.
Net revenues for Ubrelvy increased 15% for the three months and 21% for the nine months ended September 30, 2024 primarily driven by continued market share uptake as well as market growth.
Net revenues for Qulipta increased 34% for the three months and 56% for the nine months ended September 30, 2024 primarily driven by continued strong market share uptake as well as market growth.
Gross Margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	% change	2024	2023	% change
Gross margin	$10,248	$7,442	38%	$28,724	$25,306	14%
as a % of net revenues	71%	53%		70%	63%
Gross margin as a percentage of net revenues increased for the three and nine months ended September 30, 2024 compared to the prior year. Gross margin percentage for the three and nine months ended September 30, 2024 was favorably impacted by lower amortization of intangibles and lower intangible asset impairment charges. The three months ended September 30, 2023 included intangible asset impairment charges of $2.1 billion.
Selling, General and Administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	% change	2024	2023	% change
Selling, general and administrative	$4,205	$3,372	25%	$10,897	$9,679	13%
as a % of net revenues	29%	24%		26%	24%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues increased for the three and nine months ended September 30, 2024 compared to the prior year. SG&A expense was unfavorably impacted by higher litigation reserve charges and acquisition and integration costs incurred in connection with the ImmunoGen and Cerevel Therapeutics acquisitions including cash-settled, post-closing expense for both ImmunoGen and Cerevel Therapeutics employee incentive awards, partially offset by the favorable impact of leverage from revenue growth. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

2024 Form 10-Q |	38

Research and Development

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	% change	2024	2023	% change
Research and development	$2,130	$1,723	24%	$6,017	$5,748	5%
as a % of net revenues	15%	12%		15%	14%
Research and development (R&D) expenses as a percentage of net revenues increased for the three and nine months ended September 30, 2024 compared to the prior year. R&D expense percentage for the three and nine months ended September 30, 2024 was unfavorably impacted by increased funding to support all stages of the company’s pipeline assets as well as acquisition and integration costs incurred in connection with the ImmunoGen and Cerevel Therapeutics acquisitions including cash-settled, post-closing expense for employee incentive awards. See Note 4 to the Condensed Consolidated Financial Statements for additional information. R&D expense percentage increase for the nine months ended September 30, 2024 was partially offset by lower intangible asset impairment charges. The nine months ended September 30, 2023 included an intangible asset impairment charge of $630 million.
Acquired IPR&D and Milestones

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2024	2023	2024	2023
Upfront charges	$82	$44	$1,088	$396
Development milestones	—	22	95	100
Acquired IPR&D and milestones	$82	$66	$1,183	$496
Acquired IPR&D and milestones expense for the nine months ended September 30, 2024 included a charge related to the upfront payment of $250 million to acquire Celsius Therapeutics. See Note 4 to the Condensed Consolidated Financial Statements for additional information.
Other Non-Operating Expenses (Income)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Interest expense	$720	$555	$2,106	$1,660
Interest income	(129)	(157)	(556)	(354)
Interest expense, net	$591	$398	$1,550	$1,306

Net foreign exchange loss (gain)	$(3)	$25	$2	$97
Other expense (income), net	1,159	(95)	3,090	3,121
Interest expense increased for the three and nine months ended September 30, 2024 compared to the prior year primarily due to the incremental interest associated with financing the ImmunoGen and Cerevel Therapeutics acquisitions. See Note 8 to the Condensed Consolidated Financial Statements for additional information related to debt issued to finance the ImmunoGen and Cerevel Therapeutics acquisitions.
Interest income decreased for the three months ended September 30, 2024 compared to the prior year primarily due to a lower average cash and cash equivalents balance. Interest income increased for the nine months ended September 30, 2024 compared to the prior year primarily due to a higher average cash and cash equivalents balance and the impact of higher interest rates.
Other expense (income), net included charges related to changes in fair value of contingent consideration liabilities of $1.4 billion for the three months and $3.5 billion for the nine months ended September 30, 2024 and $8 million for the three months and $3.4 billion for the nine months ended September 30, 2023. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three and nine months ended September 30, 2024, the change in fair value reflected higher estimated Skyrizi sales and the passage of time. For the three months ended September 30, 2024, the change in fair value also reflected the impact of lower discount rates. For the three months ended September 30, 2023, the change in fair value reflected the passage of time offset by higher discount rates. For the nine months

2024 Form 10-Q |	39

ended September 30, 2023, the change in fair value reflected higher Skyrizi sales driven by stronger market share uptake and the passage of time, partially offset by higher discount rates.
Income Tax Expense
The effective tax rate was 25% for the three months and 28% for the nine months ended September 30, 2024 compared to 9% for the three months and 20% for the nine months ended September 30, 2023. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities, including ImmunoGen and Cerevel Therapeutics acquisition-related costs. The increase in the effective tax rate for the three months ended September 30, 2024 over the prior year was primarily due to changes in fair value of contingent consideration, impact of foreign operations and business development activities. The increase in the effective tax rate for the nine months ended September 30, 2024 over the prior year was primarily due to the impact of foreign operations and business development activities.
Subsequent to September 30, 2024, the company was notified that the administrative proceeding related to its U.S. federal income tax examination for certain tax years was substantially completed. Final resolution of examination of such years may occur in the fourth quarter of 2024. The company anticipates that final resolution will result in a decrease in the gross amount of unrecognized tax benefits on the condensed consolidated balance sheets and recognition of an income tax benefit in the condensed consolidated statement of earnings, which could be material. The Company does not anticipate that such resolution will have a significant impact on its cash flows.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
(in millions)	2024	2023
Cash flows provided by (used in):
Operating activities	$11,758	$18,086
Investing activities	(18,946)	(1,209)
Financing activities	1,650	(12,773)
Operating cash flows for the nine months ended September 30, 2024 decreased compared to the prior year primarily due to the timing of working capital, higher contingent consideration payments classified as operating cash flows and decreased results from operations driven by ImmunoGen and Cerevel Therapeutics acquisition-related cash expenses.
Investing cash flows for the nine months ended September 30, 2024 included $18.5 billion cash consideration paid to acquire ImmunoGen and Cerevel Therapeutics offset by cash acquired of $952 million, net sales and maturities of investment securities of $470 million, payments made for other acquisitions and investments of $1.2 billion and capital expenditures of $683 million. Investing cash flows for the nine months ended September 30, 2023 included payments made for other acquisitions and investments of $670 million and capital expenditures of $572 million.
Financing cash flows for the nine months ended September 30, 2024 included the issuance of unsecured senior notes totaling $15.0 billion aggregate principal which were used to finance the acquisitions of ImmunoGen and Cerevel Therapeutics. Additionally, financing cash flows included the issuance and repayment of $5.0 billion under the term loan credit agreement and repayments of €1.5 billion aggregate principal amount of 1.38% senior euro notes, €700 million aggregate principal amount of 1.25% senior euro notes, $1.0 billion aggregate principal amount of 3.85% senior notes, $99 million of secured term notes assumed from ImmunoGen in conjunction with the acquisition and the settlement of $400 million aggregate amount of 2.5% convertible senior notes assumed from Cerevel Therapeutics. Financing cash flows for the nine months ended September 30, 2023 included repayments of $1.0 billion floating rate term loan, $1.0 billion aggregate principal amount of 2.85% senior notes and $350 million aggregate principal amount of the company’s 2.80% senior notes.
Subsequent to September 30, 2024, the company refinanced its $2.0 billion floating rate three-year term loan. As part of the refinancing, the company repaid the existing $2.0 billion term loan due May 2025 and borrowed $2.0 billion under a new term loan due April 2027.
Financing cash flows also included cash dividend payments of $8.3 billion for the nine months ended September 30, 2024 and $7.9 billion for the nine months ended September 30, 2023. The increase in cash dividend payments was primarily driven by the increase in the quarterly dividend rate.

2024 Form 10-Q |	40

On September 6, 2024, the company announced that its board of directors declared a quarterly cash dividend of $1.55 per share for stockholders of record at the close of business on October 15, 2024, payable on November 15, 2024. On October 30, 2024, the board of directors declared an increase in the company’s quarterly dividend from $1.55 per share to $1.64 per share beginning with the dividend payable on February 14, 2025 to stockholders of record as of January 15, 2025. This reflects an increase of approximately 5.8% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 5 million shares for $959 million during the nine months ended September 30, 2024 and 10 million shares for $1.6 billion during the nine months ended September 30, 2023.
Financing cash flows also included contingent consideration payments of $735 million for the nine months ended September 30, 2023. There were no contingent consideration payments classified as financing cash flows for the nine months ended September 30, 2024.
During the nine months ended September 30, 2024, the company issued and redeemed $1.7 billion of commercial paper. There were no commercial paper borrowings outstanding as of September 30, 2024 and December 31, 2023. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
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
In March 2023, AbbVie entered into an amended and restated five-year revolving credit facility. The amendment increased the unsecured revolving credit facility commitments from $4.0 billion to $5.0 billion and extended the maturity date of the facility from August 2023 to March 2028. This credit facility enables the company to borrow funds on an unsecured basis at variable interest rates and contains various covenants. At September 30, 2024, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of September 30, 2024 and December 31, 2023.
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

2024 Form 10-Q |	41

Credit Ratings
In August 2024, Moody’s Investors Service (Moody’s) affirmed its A3 senior unsecured long-term rating. At the same time, Moody’s revised its outlook to positive from stable. There were no other changes in the company’s credit ratings during the nine months ended September 30, 2024. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the company’s application of its critical accounting policies during the nine months ended September 30, 2024.
FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q are, or may be considered, forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions and uses of future or conditional verbs, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, but are not limited to challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action and changes to laws and regulations applicable to our industry. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2023, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation, and specifically declines, to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended September 30, 2024.
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

2024 Form 10-Q |	42

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

2024 Form 10-Q |	43

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	974	(1)	$166.09	(1)	—	$3,849,610,303
August 1, 2024 - August 30, 2024	856	(1)	$186.04	(1)	—	$3,849,610,303
September 1, 2024 - September 30, 2024	902	(1)	$193.39	(1)	—	$3,849,610,303
Total	2,732	(1)	$181.36	(1)	—	$3,849,610,303

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 974 in July; 856 in August; and 902 in September.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
ITEM 5. OTHER ITEMS

(c) Director and Officer Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2024 Form 10-Q |	44

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 4, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________

2024 Form 10-Q |	45

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Scott T. Reents
Scott T. Reents
Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2024

2024 Form 10-Q |	46