Form 10-K
period 2024-12-31
AbbVie Inc.
filed 2025-02-14
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐       No ☒
The aggregate market value of the 1,750,076,739 shares of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of AbbVie Inc.'s most recently completed second fiscal quarter (June 30, 2024), was $300,173,162,268. AbbVie has no non-voting common equity.
Number of common shares outstanding as of January 31, 2025: 1,765,354,859
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2025 AbbVie Inc. Proxy Statement are incorporated by reference into Part III. The Definitive Proxy Statement will be filed on or about March 24, 2025.

ABBVIE INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
Humira.  Humira (adalimumab) is a biologic therapy administered as a subcutaneous injection. It is approved to treat the following autoimmune diseases in the United States, Canada and Mexico (collectively, North America) and in the European Union:

Condition	Principal Markets
Rheumatoid arthritis (moderate to severe)	North America, European Union
Psoriatic arthritis	North America, European Union
Ankylosing spondylitis	North America, European Union
Crohn's disease (moderate to severe)	North America, European Union
Plaque psoriasis (moderate to severe chronic)	North America, European Union
Juvenile idiopathic arthritis (moderate to severe polyarticular)	North America, European Union
Ulcerative colitis (moderate to severe)	North America, European Union
Non-radiographic axial spondyloarthritis	European Union
Pediatric Crohn's disease (moderate to severe)	North America, European Union
Hidradenitis suppurativa (moderate to severe)	North America, European Union
Pediatric enthesitis-related arthritis	European Union
Non-infectious intermediate, posterior and panuveitis	North America, European Union
Pediatric ulcerative colitis (moderate to severe)	North America, European Union
Pediatric uveitis	North America, European Union

1	| 2024 Form 10-K

Humira is also approved in Japan for the treatment of intestinal Behçet's disease, generalized pustular psoriasis, and pyoderma gangrenosum.
Humira is sold in numerous other markets worldwide, including Japan, China, Brazil and Australia.
Skyrizi. Skyrizi (risankizumab) is an interleukin-23 (IL-23) inhibitor that selectively blocks IL-23 by binding to its p19 subunit. It is a biologic therapy approved to treat the following autoimmune diseases in North America, the European Union and Japan:

Condition	Principal Markets
Plaque psoriasis (moderate to severe)	North America, European Union, Japan
Psoriatic arthritis	North America, European Union, Japan
Crohn's disease (moderate to severe)	North America, European Union, Japan
Ulcerative colitis (moderate to severe)	U.S., Canada, European Union, Japan
Skyrizi is also approved in Japan for the treatment of erythrodermic psoriasis in patients who have an inadequate response to conventional therapies, for generalized pustular psoriasis, and for palmoplantar pustulosis in patients who have an inadequate response to conventional therapies.
Skyrizi is approved in multiple countries globally, including the United States, Canada and the European Union, for the treatment of moderate to severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. In psoriatic disease (psoriasis or psoriatic arthritis), Skyrizi is administered as a quarterly subcutaneous injection following two induction doses. When administered for Crohn’s disease and ulcerative colitis, Skyrizi is given in three induction doses via IV infusion, followed by subcutaneous injection via an on-body injector every eight weeks.
Rinvoq. Rinvoq (upadacitinib) is an oral, once-daily selective and reversible JAK inhibitor that is approved to treat the following inflammatory diseases in North America, the European Union and Japan:

Condition	Principal Markets
Rheumatoid arthritis (moderate to severe)	North America, European Union, Japan
Psoriatic arthritis	North America, European Union, Japan
Ankylosing spondylitis	North America, European Union, Japan
Atopic dermatitis (moderate to severe)	North America, European Union, Japan
Non-radiographic axial spondyloarthritis	U.S., Canada, European Union, Japan
Ulcerative colitis (moderate to severe)	North America, European Union, Japan
Crohn's disease (moderate to severe)	U.S., Canada, European Union, Japan
Active polyarticular juvenile idiopathic arthritis	U.S.
In the United States, Rinvoq is indicated for the treatment of moderate to severe active rheumatoid arthritis, for active psoriatic arthritis in adults and children 2 years of age and older, for moderate to severe active ulcerative colitis, for active ankylosing spondylitis and for active non-radiographic axial spondyloarthritis in adult patients who have an inadequate response or intolerance to one or more TNF blockers. It is also indicated for the treatment of Crohn's disease in adult patients who have an inadequate response or intolerance to one or more TNF blockers and for moderate to severe atopic dermatitis in adults and children 12 years of age and older whose disease is not adequately controlled with other systemic drug products, including biologics, or when use of those therapies are inadvisable.
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
RINVOQ is sold in numerous other markets worldwide, including China, Brazil, and Australia. In the United States, a liquid formulation (RINVOQ LQ) is also approved for use in pediatric patients with psoriatic arthritis and polyarticular juvenile idiopathic arthritis.

2024 Form 10-K |	2

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
Elahere. Elahere (mirvetuximab soravtansine-gynx) is an antibody-drug conjugate (ADC) used to treat certain types of cancer. Elahere is approved in both the United States and the European Union for the treatment of adult patients with FRα positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens.
Epkinly. Epkinly (epcoritamab) is a product used to treat adults with certain types of diffuse large B-cell lymphoma (DLBCL) and high-grade B-cell lymphoma that has recurred or that does not respond to previous treatment after receiving two or more treatments. Epkinly is administered as a subcutaneous injection. Epkinly is also approved to treat adults with relapsed or refractory follicular lymphoma.
Aesthetics products. AbbVie’s Aesthetics portfolio consists of facial injectables, plastics and regenerative medicine, body contouring and skincare products, which hold market-leading positions in the U.S. and in key markets around the world. These products are:
Botox Cosmetic. Botox Cosmetic is an acetylcholine release inhibitor and a neuromuscular blocking agent indicated for treatment in four areas: temporary improvement in the appearance of moderate to severe glabellar lines (frown lines between the eyebrows), moderate to severe crow's feet, moderate to severe forehead lines in adults and moderate to severe platysma bands. Botox Cosmetic is approved for use in all major markets around the world and is approved for the treatment of masseter muscle prominence in China.
The Juvederm Collection of Fillers. The Juvederm Collection of Fillers is a portfolio of hyaluronic acid-based dermal fillers with a variety of approved indications in the U.S. and in other major markets around the world to augment or treat volume loss in the temples, undereye, cheeks, chin, lips and lower face.
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

3	| 2024 Form 10-K

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
Other neuroscience. Other neuroscience products include Vyalev/Produodopa, a subcutaneous 24-hour infusion of levodopa-based therapy approved for the treatment of motor fluctuations in adults with advanced Parkinson's disease, as well as other products.
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
Creon.    Creon (pancrelipase) is a pancreatic enzyme therapy for exocrine pancreatic insufficiency, a condition that occurs in patients with cystic fibrosis, chronic pancreatitis and several other conditions. AbbVie has the rights to sell Creon only in the United States.
Linzess/Constella. Linzess (linaclotide) is a once-daily guanylate cyclase-C agonist used in adults to treat irritable bowel syndrome with constipation (IBS‑C) and chronic idiopathic constipation. The product is marketed as Linzess in the United States and as Constella outside of the United States.

2024 Form 10-K |	4

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
In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. In 2024, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and Cencora, Inc.) accounted for substantially all of AbbVie's pharmaceutical product sales in the United States. No individual wholesaler accounted for greater than 39% of AbbVie's 2024 gross revenues in the United States. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market works through largely centralized national payers systems to agree on reimbursement terms.
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
Humira faces direct biosimilar competition globally, and AbbVie will continue to face competitive pressure from these biologics and from orally administered products.
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

5	| 2024 Form 10-K

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

2024 Form 10-K |	6

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
These patents and applications, including various patents that expire during the period 2025 to the mid 2040s, in aggregate are believed to be of material importance in the operation of AbbVie’s business. However, AbbVie believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), are material in relation to the company’s business as a whole.
In addition, the following patents, licenses and trademarks are significant: those related to risankizumab (which is sold under the trademark Skyrizi) and those related to upadacitinib (which is sold under the trademark Rinvoq). The United States composition of matter patents covering risankizumab and upadacitinib are expected to expire in 2033.
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

7	| 2024 Form 10-K

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

2024 Form 10-K |	8

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

9	| 2024 Form 10-K

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
Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (together, the Affordable Care Act), AbbVie pays a fee related to its pharmaceuticals sales to government programs. In addition, through the end of 2024 AbbVie provided a discount of 70% for branded prescription drugs sold to patients who fell into the Medicare Part D coverage gap, or "donut hole."
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
The Inflation Reduction Act of 2022 (the IRA) requires: (i) the government to set prices for select high expenditure Medicare Part D drugs (prices effective beginning in 2026) and Part B drugs (prices effective beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices for those drugs increase faster than inflation beginning in 2022 for Part D and 2023 for Part B, and (iii) a Medicare Part D redesign replacing the current coverage gap provisions and establishing a $2,000 cap for out-of-pocket costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In August 2023, the U.S. Department of Health and Human Services (HHS), through the Centers for Medicare & Medicaid Services (the CMS), selected Imbruvica as one of the first 10 medicines subject to government-set prices beginning in 2026. In August 2024, the CMS published Medicare Part D prices that will be applicable to these medicines, including Imbruvica, beginning January 1, 2026. In January 2025, HHS, through the CMS, selected Vraylar and Linzess as two of the 15 medicines subject to government-set prices

2024 Form 10-K |	10

beginning in 2027. It is possible that more of our products, including products that generate substantial revenues, could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiration of intellectual property protections. The effect of reducing prices and reimbursement could significantly impact revenues for certain of our products.
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

11	| 2024 Form 10-K

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
Environmental Matters
AbbVie believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. AbbVie's capital expenditures for pollution control in 2024 were approximately $13 million and operating expenditures were approximately $35 million. In 2025, capital expenditures for pollution control are estimated to be approximately $15 million and operating expenditures are estimated to be approximately $37 million.
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
Employees
AbbVie employed approximately 55,000 employees in over 70 countries as of January 31, 2025. Outside the United States, some of AbbVie's employees are represented by unions or works councils. AbbVie believes that it has good relations with its employees.

2024 Form 10-K |	12

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
Attracting and Developing Talent. Attracting and developing high-performing talent is essential to AbbVie’s continued success. AbbVie implements detailed talent attraction strategies, with an emphasis on STEM skill sets and other critical skillsets, including drug discovery, clinical development, market access and business development. AbbVie seeks candidates with diverse backgrounds, experiences, and perspectives to enhance innovation and problem-solving. AbbVie also invests in competitive compensation and benefits programs. In addition to offering a comprehensive suite of benefits ranging from medical and dental coverage to retirement, disability and life insurance programs, AbbVie also provides health promotion programs, mental health awareness campaigns and employee assistance programs in several countries, financial wellness support, on-site health screenings and immunizations in several countries and on-site fitness and rehabilitation centers. AbbVie has on-site health care clinics at certain locations, offering convenient and affordable access to quality healthcare, flu shots and vaccines. In addition, the AbbVie Employee Assistance Fund (a part of the AbbVie Foundation) supports two programs for global employees: the AbbVie Possibilities Scholarship for children of employees, which is an annual merit-based scholarship for use at accredited colleges, universities or vocational-technical schools; and the Employee Relief Program, which is financial assistance to support short term needs of employees when faced with large-scale disasters (e.g. a hurricane), individual disasters (e.g. a home fire) or financial hardship (e.g. the death of a spouse). Finally, AbbVie empowers managers and their teams with tools, tips and guidelines on effectively managing workloads and managing teams from a distance.
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
Culture. AbbVie’s shared principles of transforming lives, acting with integrity, driving innovation, embracing diversity and inclusion, and serving the community form the core of the company's culture. AbbVie articulates the behaviors associated with these values in the Ways We Work, a core set of working behaviors that emphasize how the company achieves results is equally as important as achieving them. The Ways We Work are designed to ensure that every AbbVie employee is aware of the company's cultural expectations. AbbVie integrates the Ways We Work into all talent processes, forming the basis for assessing performance, prioritizing development and ultimately rewarding employees. AbbVie believes its culture creates strong engagement, which is measured regularly through a confidential, third-party all-employee survey, and this engagement supports AbbVie’s mission of making a remarkable impact on people’s lives.
Diversity & Inclusion. A cornerstone of AbbVie’s human capital management approach is to prioritize fostering an inclusive workforce where all employees have equal opportunity to succeed. AbbVie is committed to equal employment opportunity and non-discrimination in all aspects of employment. Further, AbbVie is committed to pay equity and conducts pay equity analyses annually. A critical component of AbbVie's strategy is to instill an inclusive mindset in all AbbVie leaders and employees, so the company continues to realize the full value of its workforce from recruitment through retirement. AbbVie's Employee Resource Groups also help the company nurture an inclusive culture by building community and creating connections.
Internet Information
Copies of AbbVie's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are

13	| 2024 Form 10-K

available free of charge through AbbVie's investor relations website (investors.abbvie.com) as soon as reasonably practicable after AbbVie electronically files the material with, or furnishes it to, the Securities and Exchange Commission (SEC).
AbbVie's corporate governance guidelines, outline of directorship qualifications, code of business conduct and the charters of AbbVie's audit committee, compensation committee, nominations and governance committee and public policy and sustainability committee are all available on AbbVie's investor relations website (investors.abbvie.com).
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
Risks Related to AbbVie's Business
The expiration or loss of patent protection and licenses, including the loss of exclusivity for any of our products and increased competition from generics and biosimilars, may adversely affect AbbVie's revenues and operating earnings.
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
As patents for certain of its products expire, AbbVie could face competition from lower priced generic or biosimilar products. The expiration or loss of patent protection for a product typically is followed promptly by substitutes that may significantly reduce sales for that product in a short amount of time. If AbbVie's competitive position is compromised because of generics, biosimilars or otherwise, it could have a material adverse effect on AbbVie's business and results of operations. In addition, proposals emerge from time to time for legislation to further encourage the early and rapid approval of generic drugs or biosimilars. Any such proposals that are enacted into law could increase the impact of generic or biosimilar competition.
Large pharmaceutical companies and generics manufacturers of pharmaceutical products continue to expand into the biotechnology field and form partnerships to pursue biosimilars. Companies have developed and are developing biosimilars that compete with AbbVie’s biologic products. As competitors obtain marketing approval for biosimilars referencing AbbVie’s biologic products, AbbVie’s products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Expiration of or successful challenges to AbbVie’s applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired. As a result, AbbVie could face increased litigation and administrative proceedings with respect to the validity and/or scope of patents relating to its biologic products.
A significant portion of AbbVie's revenues and operating earnings are derived from several major products. Specifically, Skyrizi, Humira and Rinvoq each represented greater than 10% of AbbVie's total net revenues and, in aggregate, these products accounted for approximately 47% of total net revenues in 2024. Humira has faced competition from biosimilar products in the United States following the loss of exclusivity in 2023. AbbVie anticipates such loss will continue to cause a significant decline in Humira's revenue and could adversely affect AbbVie’s revenues and operating earnings.
AbbVie's principal patents and trademarks are described in greater detail in Item 1, "Business—Intellectual Property Protection and Regulatory Exclusivity" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and litigation regarding these patents is described in Item 3, "Legal Proceedings."

2024 Form 10-K |	14

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
Although most of the challenges to AbbVie's intellectual property have come from other businesses, governments have and are expected to also challenge intellectual property rights. For example, court decisions and potential legislation relating to patents, such as legislation regarding biosimilars, and other regulatory initiatives may result in further erosion of intellectual property protection. In addition, certain governments outside the United States have indicated that compulsory licenses to patents may be sought to further their domestic policies or on the basis of national emergencies, such as HIV/AIDS. If triggered, compulsory licenses may diminish or eliminate sales and profits from those jurisdictions and negatively affect AbbVie's results of operations.
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
AbbVie's research and development efforts may not succeed in developing products and technologies that can be successfully commercialized, which may cause its revenues and profitability to decline.
To remain competitive, AbbVie must continue to launch new products and new indications and/or brand extensions for existing products. Such launches must generate revenue sufficient both to cover its substantial research and development costs and to replace revenues of profitable products that are lost to or displaced by competing products or therapies. Failure to do so would have a material adverse effect on AbbVie's revenue and profitability. Accordingly, AbbVie commits substantial effort, funds and other resources to research and development and must make ongoing substantial expenditures without any assurance that its efforts will be commercially successful. A high rate of failure in the biopharmaceutical industry is inherent in the research and development of new products, and failure can occur at any point in the research and development process, including after significant resources have been invested. Products that appear promising in development may fail to reach the market for numerous reasons, including failure to demonstrate effectiveness, safety concerns, superior safety or efficacy of competing therapies, failure to achieve positive clinical or pre-clinical outcomes beyond the current standards of care, inability to obtain necessary regulatory approvals or delays in the approval of new products and new indications, limited scope of approved uses, excessive costs to manufacture or the failure to obtain or maintain intellectual property rights, or infringement of the intellectual property rights of others.
Decisions about research studies made early in the development process of a pharmaceutical product candidate can affect the marketing strategy once such candidate receives regulatory approval. More detailed studies may demonstrate additional benefits that can help in the marketing, but they also consume time and resources and may delay submitting the pharmaceutical product candidate for regulatory approval. AbbVie cannot guarantee that a proper balance of speed and testing will be made with respect to each pharmaceutical product candidate or that decisions in this area would not adversely affect AbbVie's results of operations.

15	| 2024 Form 10-K

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
Cost-containment efforts by governments and private organizations are described in greater detail in Item 1, "Business—Regulation—Commercialization, Distribution and Manufacturing." To the extent these cost containment efforts are not offset by greater demand, increased patient access to health care, or other factors, AbbVie's revenues and operating earnings will be reduced. In the United States, European Union member states and other countries, AbbVie's business has experienced downward pressure on product pricing, and this pressure could increase in the future.
AbbVie is subject to increasing public and legislative pressure with respect to pharmaceutical pricing. In the United States, practices of managed care groups, and institutional and governmental purchasers, as well as federal laws and regulations related to Medicare and Medicaid, contribute to pricing pressures. In particular, the IRA will have the effect of reducing prices and reimbursements for certain of our products, which could significantly impact AbbVie’s results of operations. Under the IRA, the U.S Department of Health and Human Services can effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Generally, these government prices can apply as soon as nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval and will be capped at a statutory ceiling price that is likely to represent a significant discount from average prices to wholesalers and direct purchasers. In August 2023, HHS, through the CMS, selected Imbruvica as one of the first 10 medicines subject to government-set prices beginning in 2026. In August 2024, the CMS published Medicare Part D prices that will be applicable to these medicines, including Imbruvica, beginning January 1, 2026. In January 2025, HHS, through the CMS, selected Vraylar and Linzess as two of the 15 medicines subject to government-set prices in Medicare Part D beginning in 2027. It is possible that more of our products, including products that generate substantial revenues, could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiration of intellectual property protections. In addition, beginning in January 2025, under the IRA, the 70% coverage gap discount program was replaced by a 10% manufacturer discount for all Medicare Part D beneficiaries that have met their deductible and incurred out of pocket drug costs below a $2,000 threshold and a 20% discount for beneficiaries that have incurred out of pocket drug costs above the $2,000 threshold under the new Part D benefit redesign. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties, which could be significant. The IRA has and will continue to meaningfully impact AbbVie’s business strategies and those of others in the pharmaceutical industry. The full impact of the IRA on AbbVie’s business and the pharmaceutical industry, including the implications to us of our or a competitor's product being selected for price setting, remains uncertain.
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

2024 Form 10-K |	16

A portion of AbbVie's near-term pharmaceutical pipeline relies on collaborations with third parties, which may adversely affect the development and sale of its products.
AbbVie depends on alliances and joint ventures with pharmaceutical and biotechnology companies for a portion of the products in its near-term pharmaceutical pipeline. Failures by these parties to meet their contractual, regulatory, or other obligations to AbbVie, or any disruption in the relationships between AbbVie and these third parties, could have an adverse effect on AbbVie's pharmaceutical pipeline and business. In addition, AbbVie's collaborative relationships for research and development extend for many years and may give rise to disputes regarding the relative rights, obligations and revenues of AbbVie and its collaboration partners, including the ownership of intellectual property and associated rights and obligations. Such disputes could result in AbbVie's loss of intellectual property rights or protection, delay the development and sale of potential pharmaceutical products, affect the effective sale and delivery of AbbVie's commercialized products and lead to lengthy and expensive litigation, administrative proceedings or arbitration.
Biologics carry unique risks and uncertainties, which could have a negative impact on AbbVie's business and results of operations.
The successful discovery, development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and current governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. As a result, manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically. Failure to successfully discover, develop, manufacture and sell biologics—including Humira, Skyrizi, Botox and Creon —could have a negative impact on AbbVie's business and results of operations.
New products and technological advances by AbbVie's competitors may negatively affect AbbVie's results of operations.
AbbVie competes with other research-based pharmaceutical and biotechnology companies that research, develop, manufacture, market and sell proprietary pharmaceutical products and biologics. All of these competitors may introduce new products or develop technological advances that compete with AbbVie’s products in therapeutic areas such as immunology, oncology, aesthetics, neuroscience and eye care. In addition, as AbbVie products lose exclusivity, competition surrounding such products will increase and generic and biosimilar products will increasingly penetrate the markets. Furthermore, consolidation among certain pharmaceutical and biotechnology companies can enhance such advantages. These advantages may make it difficult for us to compete with them successfully to discover, develop and market new products and for our current products to compete with new products or indications they may bring to market. AbbVie cannot predict with certainty the timing or impact of the introduction by competitors of new products or technological advances. Such competing products may be safer, more effective, more effectively marketed or sold, have lower prices or better insurance coverage or reimbursement levels, or have superior performance features than AbbVie’s products, and this may negatively impact AbbVie’s business and results of operations.
The manufacture of many of AbbVie's products is a highly exacting and complex process requiring critical environmental controls, and if AbbVie or one of its suppliers encounters problems manufacturing AbbVie's products, AbbVie's business could suffer.
The manufacture of many of AbbVie's products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, delays related to the construction of new facilities or the expansion of existing facilities, including those intended to support future demand for AbbVie's products, changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in the types of products produced, physical limitations that could inhibit continuous supply, labor shortages, supply chain disruption, pandemics, man-made or natural disasters and environmental factors. If problems arise during the production of a batch of product, such batch of product may have to be discarded and AbbVie may experience product shortages or incur added expenses. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.

17	| 2024 Form 10-K

AbbVie uses raw materials and components in its pharmaceutical and biologic manufacturing processes, including those sourced from single suppliers around the world, and an interruption in the supply of those raw materials and components could adversely affect AbbVie's business and results of operations.
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
AbbVie relies on suppliers, vendors and other third party service providers to research, develop, manufacture, commercialize, promote and sell its products. In addition, AbbVie relies on third party service providers for support of its information technology services. Reliance on third party manufacturers reduces AbbVie’s oversight and control of the manufacturing process. Some of these third party providers are subject to legal and regulatory requirements, privacy and security risks and market risks of their own. The failure of a critical third party service provider to meet its obligations could have a material adverse impact on AbbVie’s operations and results. If any third party service providers have violated or are alleged to have violated any laws or regulations during the performance of their obligations to AbbVie, it is possible that AbbVie could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.
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
In the ordinary course of business, AbbVie is the subject of product liability claims and lawsuits alleging that AbbVie's current or historical products or the products of other companies that it promotes have resulted or could result in an unsafe condition for or injury to patients. Product liability claims and lawsuits and safety alerts or product recalls, regardless of their ultimate outcome, may have a material adverse effect on AbbVie's business, results of operations and reputation and on its ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the product in question, lower revenue and exposure to other claims. Additionally, some of these matters involve numerous plaintiffs and parties seeking large or indeterminate financial claims and may remain unresolved for several years. AbbVie evaluates its risks and has determined that the cost of obtaining product liability insurance outweighs the likely benefits of the coverage that is available and, as such, AbbVie's product liability losses are self-insured.

2024 Form 10-K |	18

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

The U.S. healthcare industry, in particular, is highly regulated and subject to frequent and substantial regulatory changes. It is expected that the U.S. healthcare industry will continue to be subject to increasing regulation as well as political and legal action, as future proposals to reform the healthcare system are considered by federal, state and local governments. Changes in healthcare policy may introduce additional and significant changes to healthcare regulation and the healthcare industry. AbbVie cannot predict with certainty when additional changes in the healthcare industry in general, or the pharmaceutical industry in particular, will occur, or what the impact of such changes may be.

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

19	| 2024 Form 10-K

The international nature of AbbVie's business subjects it to additional business risks that may cause its revenue and profitability to decline.
AbbVie's business is subject to risks associated with doing business internationally, including in emerging markets. Net revenues outside of the United States made up approximately 24% of AbbVie's total net revenues in 2024. The risks associated with AbbVie's operations outside the United States include:
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
•political and economic instability;
•conflicts or crises in individual countries or regions, including terrorist activities or wars;
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

2024 Form 10-K |	20

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
In 2024, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and Cencora, Inc.) accounted for substantially all of AbbVie's pharmaceutical product sales in the United States. If one of its significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with AbbVie, and AbbVie may be unable to collect all the amounts that the distributor owes it on a timely basis or at all, which could adversely affect AbbVie's business and results of operations.
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
AbbVie depends on information technology and a failure of, or significant disruption to, those systems, or a failure to adequately adopt emerging technologies such as artificial intelligence, could have a material adverse effect on AbbVie's business.
AbbVie relies on sophisticated software applications and complex information technology systems (including cloud services) to operate its business, which are inherently vulnerable to malicious intrusion, random attack, loss of data privacy, disruption, degradation or breakdown. Certain of these applications and systems are managed, hosted, provided or used by third parties. Data privacy or security breaches of our internal systems or those of our information technology vendors may in the future result in the failure of critical business operations. Such breaches may cause sensitive data, including intellectual property, trade secrets or personal information belonging to AbbVie, its patients, customers, employees or business partners, to be exposed to unauthorized persons or to the public. To date, neither AbbVie’s business nor operations have been materially impacted by such incidents, however, the healthcare industry remains a target of cyber-attacks. Cybersecurity attacks and incidents are increasing in their frequency, sophistication and intensity and, due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. AbbVie’s investments in the protection of its data and information technology and its efforts to monitor its systems on an ongoing basis may be insufficient to prevent compromises in AbbVie's information technology systems that could have a material adverse effect on AbbVie's business. Such adverse consequences could include loss of revenue or the loss of critical or sensitive information from AbbVie’s or third-party providers’ databases or information technology systems and could also result in legal, financial, reputational or business harm to AbbVie and potentially substantial remediation costs. In addition, AbbVie’s cyber insurance may not be sufficient to

21	| 2024 Form 10-K

cover the financial, legal, business or reputational losses that may result from an interruption or breach of AbbVie systems or those of our third-party vendors.
Additionally, AbbVie utilizes artificial intelligence (AI) and other emerging technologies in select applications to support its operations. These technologies may present opportunities for AbbVie's business but may also entail risks, including that AI-generated analyses utilized by AbbVie could be deficient or exacerbate regulatory, cybersecurity or other significant risks. Further, our failure to effectively implement these technologies could hinder our ability to compete, as competitors' advancements in AI may lead to more efficient operations.

AbbVie’s balances of intangible assets, including developed product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which may adversely affect AbbVie’s results of operations and financial condition.
A significant amount of AbbVie’s total assets is related to acquired intangibles and goodwill. As of December 31, 2024, the carrying value of AbbVie’s developed product rights and other intangible assets was $60.1 billion and the carrying value of AbbVie’s goodwill was $35.0 billion.
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
Third parties may illegally obtain, distribute, and sell counterfeit or illegally diverted from their intended market versions of AbbVie products. These versions of product would not meet AbbVie's rigorous manufacturing, testing, distribution and quality standards. A patient who receives a counterfeit, stolen, or diverted drug may be at risk for a number of dangerous health consequences. The prevalence of counterfeit/diverted medicines is an industry-wide issue due to a variety of factors, including the adoption of e-commerce, greatly enhancing consumers' ability to obtain prescriptions and other medical treatments via the internet in lieu of traditional brick and mortar pharmacies. This can expose patients to greater risks as the internet is a preferred vehicle for dangerous counterfeit/diverted product offers and scams because of the anonymity it

2024 Form 10-K |	22

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
•the failure, perceived failure, or pursuit of achieving environmental, social and governance objectives;
•information loss or damage to AbbVie's reputation, brand, image or goodwill due to increased use of social media platforms;
•business interruptions stemming from natural disasters, such as climate change, earthquakes, hurricanes, flooding, fires, or efforts taken by third parties to prevent or mitigate such disasters; and
•changes in business, economic and political conditions, including: war, political instability, terrorist attacks, the threat of future terrorist activity and related military action; natural disasters; pandemics and epidemics, the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and pressure from third-party interest groups.
Risks Related to AbbVie's Common Stock
AbbVie cannot guarantee the timing, amount, or payment of dividends on its common stock or the repurchase of its common stock.
Although AbbVie expects to pay regular cash dividends, the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of AbbVie's board of directors. The board's decisions regarding the payment of dividends will depend on many factors, such as AbbVie's financial condition, earnings, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that the board deems relevant. For more information, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities." AbbVie's ability to pay dividends and repurchase shares under its stock repurchase program will depend on its ongoing ability to generate cash from operations and access capital markets. AbbVie cannot guarantee that it will continue to pay a dividend in the future.
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

23	| 2024 Form 10-K

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

2024 Form 10-K |	24

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

We have implemented processes that are intended to govern, manage and reduce cybersecurity risks. We maintain a global incident response plan and disaster recovery management plan, each designed to protect against, identify, detect, respond to and recover from an incident. These plans anticipate an array of potential scenarios and provide for the assembly of a cybersecurity incident response team in the event of a cyber incident. The incident response team is a cross-functional group that may be composed of both company personnel and external service providers, and which is tailored to a particular incident so that individuals with appropriate experience and expertise are available. We regularly conduct exercises to help ensure the plans’ effectiveness and our overall preparedness.

We also have invested in tools and technologies to protect our and our patients' and customers' data and information technology, and we regularly monitor our information technology systems and infrastructure to identify and assess cybersecurity risks. We have designed a Threat Intelligence function that actively looks for emerging threats and risks that target the pharmaceutical industry generally or AbbVie specifically. We rely in part on third parties (including assessors, consultants, advisors and others) in connection with our processes for assessing, identifying, managing and reducing cyber risks.

In addition, we have implemented a cybersecurity awareness program designed to educate and train our entire employee network on how to identify and report cybersecurity threats. Training programs are conducted on a periodic basis and are focused on giving employees information to manage and defend against the most relevant and prevalent cybersecurity risks to AbbVie. We also provide specialized training for employees in specialized information technology roles and for business functions who may be impacted by a cyber incident. We conduct regular drills, such as tabletop exercises, to help with our overall preparedness.

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

25	| 2024 Form 10-K

service providers with access to our information technology systems, sensitive business data or personally identifiable information to implement and maintain appropriate security controls and contractually restrict their ability to use our data, including personally identifiable information, for purposes other than to provide services to us, except as required by law. To oversee the risks associated with these service providers, we work with them to help ensure that their cybersecurity protocols are appropriate to the risk presented by their access to or use of our systems and/or data, including notification and coordination concerning incidents occurring on third-party systems that may affect us. These relevant service providers are contractually required to notify us promptly of information security incidents that may affect our systems or data, including personally identifiable information. While we conduct due diligence on the security and business controls of our third-party service providers and take steps to monitor their compliance with our security requirements, we may not have the ability in all cases to effectively monitor or oversee the implementation of these control measures.

As of December 31, 2024, cybersecurity risks have not materially affected our business, strategy, results of operations, or financial condition. Although we have invested in the protection of our data and information technology and monitor our systems on an ongoing basis, there can be no assurance that such efforts will in the future prevent material compromises to our information technology systems that could have a material adverse effect on our business. We maintain cybersecurity insurance coverage to mitigate our financial exposure to certain incidents. For additional information about our cybersecurity risks, see Item 1A, "Risk Factors - AbbVie depends on information technology and a failure of, or significant disruption to, those systems could have a material adverse effect on AbbVie's business."

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

The Audit Committee receives regular updates from the Chief Information Security Officer and other members of management on our cybersecurity program, including on information security and technology risks, program assessments, and risk management practices. Our Chief Information Security Officer and other senior information technology executives also provides similar topical updates to the full board of directors at least annually.

2024 Form 10-K |	26

ITEM 2. PROPERTIES

AbbVie's corporate offices are located at 1 North Waukegan Road, North Chicago, Illinois 60064-6400. As of December 31, 2024, AbbVie owns or leases approximately 602 facilities worldwide, containing an aggregate of approximately 19.7 million square feet of floor space dedicated to production, distribution and administration. AbbVie's significant manufacturing facilities are in the following locations:

United States	Outside the United States
Abbott Park, Illinois*	Campoverde di Aprilia, Italy
Barceloneta, Puerto Rico	Clonshaugh, Ireland
Branchburg, New Jersey*	Cork, Ireland
Cincinnati, Ohio	La Aurora, Costa Rica
Dublin, California*	Ludwigshafen, Germany
Irvine, California	Pringy, France
North Chicago, Illinois	Singapore*
Waco, Texas	Sligo, Ireland
Worcester, Massachusetts*	Westport, Ireland*
Wyandotte, Michigan*

_______________________________________________________________________________
*    Leased property.
AbbVie believes its facilities are suitable and provide adequate production capacity for its current and projected operations. There are no material encumbrances on AbbVie's owned properties.
AbbVie distributes products through a network of central and regional distribution centers, with its central distribution centers located in the U.S. and Europe. AbbVie also has research and development facilities in the United States located at: Abbott Park, Illinois; Branchburg, New Jersey; Cambridge, Massachusetts; Irvine, California; Madison, New Jersey; North Chicago, Illinois; Pleasanton, California; South San Francisco, California; Waltham, Massachusetts, and Worcester, Massachusetts. Outside the United States, AbbVie's principal research and development facilities are located in Ludwigshafen, Germany.
ITEM 3. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 15, "Legal Proceedings and Contingencies" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

27	| 2024 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Position
Richard A. Gonzalez	71	Executive Chairman of the Board and Retired Chief Executive Officer
Robert A. Michael	54	Chief Executive Officer
Scott T. Reents	57	Executive Vice President, Chief Financial Officer
Nicholas J. Donoghoe, M.D.	44	Executive Vice President, Chief Business and Strategy Officer
Timothy J. Richmond	58	Executive Vice President, Chief Human Resources Officer
Azita Saleki-Gerhardt, Ph.D.	61	Executive Vice President, Chief Operations Officer
Perry C. Siatis	50	Executive Vice President, General Counsel and Secretary
Jeffrey R. Stewart	56	Executive Vice President, Chief Commercial Officer
Roopal Thakkar, M.D.	53	Executive Vice President, Research & Development and Chief Scientific Officer
Kevin K. Buckbee	59	Senior Vice President, Controller
_______________________________________________________________________________

Mr. Gonzalez is the Executive Chairman of the Board. Mr. Gonzalez served as Chairman and Chief Executive Officer of AbbVie from 2013 to June 2024. He served as Abbott’s Executive Vice President of the pharmaceutical products group from July 2010 to December 2012, and was responsible for Abbott’s worldwide pharmaceutical business, including commercial operations, research and development, and manufacturing. He also served as President, Abbott Ventures Inc., Abbott’s medical technology investment arm, from 2009 to 2011. Mr. Gonzalez joined Abbott in 1977 and held various management positions before briefly retiring in 2007, including: Abbott’s President and Chief Operating Officer; President, Chief Operating Officer of Abbott’s Medical Products Group; Senior Vice President and President of Abbott’s former Hospital Products Division; Vice President and President of Abbott’s Health Systems Division; and Divisional Vice President and General Manager for Abbott’s Diagnostics Operations in the United States and Canada. On February 13, 2025, the Board of Directors of AbbVie unanimously elected Mr. Michael to succeed Mr. Gonzalez as Chairman of the Board of Directors, effective July 1, 2025, at which time Mr. Gonzalez will retire from the Board.

Mr. Michael is AbbVie’s Chief Executive Officer, a position he has held since July 2024, and serves on its Board of Directors. Mr. Michael previously served as President and Chief Operating Officer from July 2023 to June 2024, as Vice Chairman and President from June 2022 to July 2023, as Vice Chairman, Finance and Commercial Operations and Chief Financial Officer from June 2021 to June 2022, as Executive Vice President, Chief Financial Officer from 2019 to 2021, as Senior Vice President, Chief Financial Officer from 2018 to 2019 and as Vice President, Controller from 2017 to 2018. He served as AbbVie's Vice President, Treasurer from 2015 to 2016, as Vice President, Controller, Commercial Operations from 2013 to 2015 and as Vice President, Financial Planning and Analysis from 2012 to 2013. At Abbott, Mr. Michael served as Division Controller, Nutrition Supply Chain from 2010 to 2012. Mr. Michael joined Abbott in 1993 and was first appointed as an AbbVie corporate officer in March 2017. On February 13, 2025, the Board of Directors of AbbVie unanimously elected Mr. Michael to succeed Mr. Gonzalez as Chairman of the Board of Directors, effective July 1, 2025, at which time Mr. Gonzalez will retire from the Board.

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

2024 Form 10-K |	28

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

Dr. Thakkar serves as AbbVie's Executive Vice President, Research & Development and Chief Scientific Officer. He previously served as Senior Vice President of Development and Regulatory Affairs and Chief Medical Officer at AbbVie from 2022 until 2023, as Vice President, Global Regulatory Affairs and R&D Quality Assurance from 2019 to 2022, and as Vice President, Global Regulatory Affairs from 2015 to 2019. Dr. Thakkar joined Abbott in 2003 and was first appointed as a corporate officer in December 2023.
Mr. Buckbee is AbbVie’s Senior Vice President, Controller. Mr. Buckbee previously served as AbbVie’s Vice President, Controller, Global Commercial Operations from January 2016 until March 2023, and as Vice President, Controller, U.S. Commercial Operations from AbbVie’s separation from Abbott in 2013 until December 2015. Mr. Buckbee joined Abbott in 1991 and held several positions in the finance organization.
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

29	| 2024 Form 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market
The principal market for AbbVie's common stock is the New York Stock Exchange (Symbol: ABBV). AbbVie's common stock is also listed on the Chicago Stock Exchange and traded on various regional and electronic exchanges.
Stockholders
There were 56,544 stockholders of record of AbbVie common stock as of January 31, 2025.
Performance Graph
The following graph compares the cumulative total returns of AbbVie, the S&P 500 Index and the NYSE Arca Pharmaceuticals Index for the period from December 31, 2019 through December 31, 2024. This graph assumes $100 was invested in AbbVie common stock and each index on December 31, 2019 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
AbbVie Inc.
S&P 500 Index
NYSE Arca Pharmaceutical Index

This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of AbbVie's filings under the Securities Act of 1933, as amended.

2024 Form 10-K |	30

Dividends
On October 30, 2024, AbbVie's board of directors declared an increase in the company’s quarterly dividend from $1.55 per share to $1.64 per share, payable on February 14, 2025, to stockholders of record as of January 15, 2025. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors. Moreover, if AbbVie determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	978	(1)	$194.17	(1)	—	$3,849,610,303
November 1, 2024 - November 30, 2024	844	(1)	$202.62	(1)	—	$3,849,610,303
December 1, 2024 - December 31, 2024	2,028,292	(1)	$173.82	(1)	2,000,000	$3,502,031,203
Total	2,030,114	(1)	$173.84	(1)	2,000,000	$3,502,031,203
1.    In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 978 in October; 844 in November; and 28,292 in December.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

31	| 2024 Form 10-K

ITEM 6. [RESERVED]

2024 Form 10-K |	32

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company). This commentary should be read in conjunction with the Consolidated Financial Statements and accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data." This section of Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
On July 1, 2024, Robert A. Michael, AbbVie's then President and Chief Operating Officer, succeeded Richard A. Gonzalez as the company's Chief Executive Officer (CEO). Mr. Gonzalez, who has served as CEO since the company's formation in 2013, retired from the role of CEO and became Executive Chairman of the board of directors, effective July 1, 2024. Additionally, the board has appointed Mr. Michael as a member of the board of directors effective July 1, 2024. On February 13, 2025, the board of directors of AbbVie unanimously elected Mr. Michael to succeed Mr. Gonzalez as Chairman of the board of directors, effective July 1, 2025, at which time Mr. Gonzalez will retire from the board.
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
AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market works through largely centralized national payers systems to agree on reimbursement terms. Certain products are co-marketed or co-promoted with other companies. AbbVie operates as a single global business segment and has approximately 55,000 employees.

33	| 2024 Form 10-K

2025 Strategic Objectives
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
AbbVie expects to achieve its strategic objectives through:
•Maximizing revenue growth of our key on-market products, including Skyrizi, Rinvoq, Venclexta, Elahere, Vraylar, Ubrelvy, Qulipta, Vyalev/Produodopa, Botox and Juvederm Collection.

•Advancing our research and development pipeline by delivering late-stage pipeline milestones, achieving key proof-of-concept objectives across therapeutic areas and continuing to invest in key on-market product indication expansion.

•Maximizing the value of key acquisitions as well as continuing to invest in external innovation.

•Continuing to effectively manage the impact of Humira biosimilar erosion.
•The favorable impact of pipeline products and indications recently approved or currently under regulatory review where approval is expected in 2025. These products are described in greater detail in the section labeled "Research and Development" included as part of this Item 7.
2024 Financial Results
AbbVie's strategy has focused on delivering strong financial results, maximizing the benefits of a diversified revenue base, advancing and investing in its pipeline and returning value to shareholders while ensuring a strong, sustainable growth business over the long term. The company's financial performance in 2024 included delivering worldwide net revenues of $56.3 billion, operating earnings of $9.1 billion, diluted earnings per share of $2.39 and cash flows from operations of $18.8 billion. Worldwide net revenues increased by 4% on a reported and 5% on a constant currency basis.
Diluted earnings per share in 2024 was $2.39 and included the following after-tax costs: (i) $6.5 billion related to the amortization of intangible assets; (ii) $3.7 billion for the change in fair value of contingent consideration liabilities; (iii) $3.5 billion related to intangible asset impairment; (iv) $978 million of acquisition and integration expenses; and (v) $721 million for charges related to litigation matters. These costs were partially offset by an income tax benefit of $1.8 billion primarily related to the settlement of income tax examinations. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
Regulation
The Inflation Reduction Act of 2022 has and will continue to have a significant impact on how drugs are covered and paid for under the Medicare program, including through the creation of financial penalties for drugs whose price increases outpace inflation, the redesign of Medicare Part D benefits to shift a greater portion of the costs to manufacturers, and through government price-setting for certain Medicare Part B and Part D drugs. In 2023, Imbruvica was selected as one of the first 10 medicines subject to government-set prices beginning in 2026. In 2024, the CMS published Medicare Part D prices that will be applicable to the 10 selected drugs, including Imbruvica, beginning in 2026. In January 2025, HHS, through the CMS, selected Vraylar and Linzess as two of the 15 medicines subject to government-set prices beginning in 2027. It is possible that more of our products, including products that generate substantial revenues, could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiration of intellectual property protections. The effect of reducing prices and reimbursement for certain of our products would significantly impact our results of operations. See Part I, Item 1 “Business – Regulation – Commercialization, Distribution and Manufacturing,” Part I, Item 1A “Risk Factors” and Note 7 to the consolidated financial statements for additional information.

2024 Form 10-K |	34

Research and Development
Research and innovation are the cornerstones of AbbVie's business as a global biopharmaceutical company. AbbVie's long-term success depends to a great extent on its ability to continue to discover and develop innovative products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie's pipeline currently includes approximately 90 compounds, devices or indications in development individually or under collaboration or license agreements and is focused on important specialties including immunology, oncology, aesthetics, neuroscience and eye care. Of these programs, approximately 50 are in mid- and late-stage development.
The following sections summarize transitions of significant programs from mid-stage development to late-stage development as well as developments in significant late-stage and registrational programs. AbbVie expects multiple mid-stage programs to transition into late-stage programs in the next 12 months.
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
•In July 2024, AbbVie announced that it submitted applications for a new indication to the FDA and European Medicines Agency (EMA) for Rinvoq for the treatment of adult patients with GCA.
Skyrizi
•In June 2024, AbbVie announced that the FDA approved Skyrizi for adults with moderately to severely active ulcerative colitis (UC).
•In July 2024, AbbVie announced that the European Commission (EC) approved Skyrizi for the treatment of adult patients with moderately to severely active UC who have had an inadequate response to, lost response to, or were intolerant to conventional therapy or a biologic therapy.
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

35	| 2024 Form 10-K

•In June 2024, AbbVie announced that the FDA approved Epkinly for the treatment of adults with relapsed or refractory (R/R) FL after two or more lines of prior therapy. This indication is approved under the FDA's Accelerated Approval program based on overall response rate (ORR) and durability of response. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.
•In August 2024, AbbVie announced that the EC granted conditional marketing authorization for Tepkinly as a monotherapy for the treatment of adult patients with R/R FL after two or more lines of prior therapy.
Elahere
•In March 2024, AbbVie announced that the FDA granted full approval for Elahere for the treatment of adult patients with folate receptor alpha (FRα)-positive, platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal cancer, who have received one to three prior systemic treatment regimens.
•In June 2024, AbbVie announced positive topline results from the Phase 2 PICCOLO trial evaluating Elahere monotherapy in heavily pre-treated patients with FRα-positive, platinum-sensitive ovarian cancer. The study met its primary endpoint and no new safety concerns were identified.
•In November 2024, AbbVie announced the EC granted marketing authorization for Elahere for the treatment of adult patients with FRα-positive, platinum-resistant high grade serous epithelial ovarian, fallopian tube or primary peritoneal cancer who have received one to three prior systemic treatment regimens.
Navitoclax
•In April 2024, AbbVie announced its decision to discontinue the Phase 3 TRANSFORM-2 study evaluating navitoclax, a BCL-XL/BCL-2 inhibitor, plus ruxolitinib in patients with R/R myelofibrosis following evaluation of the totality of data from the Phase 3 TRANSFORM-1 trial and feedback from regulators.
ABBV-383
•In June 2024, AbbVie initiated the Phase 3 CERVINO clinical trial to evaluate ABBV-383 monotherapy compared with standard available therapies in adult patients with R/R multiple myeloma who have received at least two lines of prior therapy.

Teliso-V

•In September 2024, AbbVie announced submission of a Biologics License Application to the FDA for accelerated approval of Teliso-V in adult patients with previously treated, locally advanced or metastatic epidermal growth factor receptor (EGFR) wild type, nonsquamous non-small cell lung cancer (NSCLC) with c-Met protein overexpression.

ABBV-400

•In December 2024, AbbVie initiated a Phase 3 trial to evaluate ABBV-400 monotherapy compared to trifluridine, tipiracil and bevacizumab in adult participants with c-Met over-expressed refractory metastatic colorectal cancer (mCRC).

Aesthetics

Juvederm Collection

•In March 2024, AbbVie announced the FDA approval of Juvederm Voluma XC for injection in the temple region to improve moderate to severe temple hollowing in adults over the age of 21.

2024 Form 10-K |	36

Botox Cosmetic
•In September 2024, AbbVie announced that Botox Cosmetic is now available for the treatment of masseter muscle prominence (MMP) in China.
•In October 2024, AbbVie announced that the FDA approved Botox Cosmetic for temporary improvement in the appearance of moderate to severe vertical bands connecting the jaw and neck (platysma bands) in adults.
Neuroscience
Vyalev/Produodopa
•In January 2024, AbbVie announced the launch of Produodopa (ABBV-951) in the European Union for the treatment of advanced Parkinson's disease with severe motor fluctuations and hyperkinesia (excessive movement) or dyskinesia (involuntary movement), and when available combinations of Parkinson's medicinal products have not given satisfactory results.
•In June 2024, AbbVie announced it received a Complete Response Letter (CRL) from the FDA for the New Drug Application (NDA) for ABBV-951 for the treatment of motor fluctuations in adults with advanced Parkinson's disease. In its letter, the FDA cited observations that were identified during inspection of a third-party manufacturer listed in the NDA. The CRL did not identify any issues related to the safety, efficacy or labeling of ABBV-951, including the device, and did not request that AbbVie conduct additional efficacy or safety trials related to the drug or device-related testing.
•In October 2024, AbbVie announced that the FDA approved Vyalev (ABBV-951) as the first and only subcutaneous 24-hour infusion of levodopa-based therapy for the treatment of motor fluctuations in adults with advanced Parkinson's disease.
Tavapadon
•In September 2024, AbbVie announced positive top-line results from its Phase 3 TEMPO-1 trial for tavapadon as a monotherapy in early Parkinson's disease.
•In December 2024, AbbVie announced positive top-line results from its pivotal Phase 3 TEMPO-2 trial evaluating tavapadon as a flexible-dose monotherapy in early Parkinson's disease.
Emraclidine
•In November 2024, AbbVie announced that its two Phase 2 EMPOWER trials investigating emraclidine as a once-daily, oral monotherapy treatment for adults with schizophrenia who are experiencing an acute exacerbation of psychotic symptoms, did not meet their primary endpoint of showing a statistically significant reduction (improvement) in the change from baseline in the Positive and Negative Syndrome Scale total score compared to the placebo group at week 6.

37	| 2024 Form 10-K

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

				Percent change
				At actual currency rates		At constant currency rates
years ended (dollars in millions)	2024	2023	2022	2024	2023	2024	2023
United States	$43,029	$41,883	$45,713	2.7%	(8.4)%	2.7%	(8.4)%
International	13,305	12,435	12,341	7.0%	0.8%	11.1%	3.4%
Net revenues	$56,334	$54,318	$58,054	3.7%	(6.4)%	4.6%	(5.9)%

2024 Form 10-K |	38

The following table details AbbVie's worldwide net revenues:

					Percent change
					At actual currency rates		At constant currency rates
years ended December 31 (dollars in millions)		2024	2023	2022	2024	2023	2024	2023
Immunology
Humira	United States	$7,142	$12,160	$18,619	(41.3)%	(34.7)%	(41.3)%	(34.7)%
	International	1,851	2,244	2,618	(17.5)%	(14.3)%	(13.2)%	(11.8)%
	Total	$8,993	$14,404	$21,237	(37.6)%	(32.2)%	(36.9)%	(31.9)%
Skyrizi	United States	$10,086	$6,753	$4,484	49.3%	50.6%	49.3%	50.6%
	International	1,632	1,010	681	61.6%	48.3%	65.4%	50.3%
	Total	$11,718	$7,763	$5,165	50.9%	50.3%	51.4%	50.6%
Rinvoq	United States	$4,259	$2,824	$1,794	50.8%	57.4%	50.8%	57.4%
	International	1,712	1,145	728	49.6%	57.3%	57.0%	60.7%
	Total	$5,971	$3,969	$2,522	50.4%	57.4%	52.5%	58.4%
Oncology
Imbruvica	United States	$2,448	$2,665	$3,426	(8.1)%	(22.2)%	(8.1)%	(22.2)%
	Collaboration revenues	899	931	1,142	(3.5)%	(18.5)%	(3.5)%	(18.5)%
	Total	$3,347	$3,596	$4,568	(6.9)%	(21.3)%	(6.9)%	(21.3)%
Venclexta	United States	$1,234	$1,087	$1,009	13.5%	7.8%	13.5%	7.8%
	International	1,349	1,201	1,000	12.3%	20.1%	18.0%	22.3%
	Total	$2,583	$2,288	$2,009	12.9%	13.9%	15.9%	15.0%
Elahere(a)	United States	$477	$—	$—	n/m	n/m	n/m	n/m
	International	2	—	—	n/m	n/m	n/m	n/m
	Total	$479	$—	$—	n/m	n/m	n/m	n/m
Epkinly	Collaboration revenues	$118	$28	$—	>100.0%	n/m	>100.0%	n/m
	International	28	3	—	>100.0%	n/m	>100.0%	n/m
	Total	$146	$31	$—	>100.0%	n/m	>100.0%	n/m
Aesthetics
Botox Cosmetic	United States	$1,682	$1,670	$1,654	0.7%	1.0%	0.7%	1.0%
	International	1,038	1,012	961	2.7%	5.3%	6.7%	9.7%
	Total	$2,720	$2,682	$2,615	1.4%	2.6%	2.9%	4.2%
Juvederm Collection	United States	$469	$519	$548	(9.6)%	(5.4)%	(9.6)%	(5.4)%
	International	708	859	880	(17.6)%	(2.4)%	(13.4)%	1.9%
	Total	$1,177	$1,378	$1,428	(14.6)%	(3.6)%	(12.0)%	(0.9)%
Other Aesthetics	United States	$1,118	$1,060	$1,122	5.5%	(5.6)%	5.5%	(5.6)%
	International	161	174	168	(7.1)%	3.3%	(1.0)%	8.1%
	Total	$1,279	$1,234	$1,290	3.7%	(4.4)%	4.6%	(3.8)%
Neuroscience
Botox Therapeutic	United States	$2,718	$2,476	$2,255	9.8%	9.8%	9.8%	9.8%
	International	565	515	464	9.8%	11.1%	14.0%	15.5%
	Total	$3,283	$2,991	$2,719	9.8%	10.0%	10.5%	10.8%
Vraylar	United States	$3,260	$2,755	$2,037	18.4%	35.2%	18.4%	35.2%
	International	7	4	1	57.8%	>100.0%	58.6%	>100.0%
	Total	$3,267	$2,759	$2,038	18.4%	35.4%	18.4%	35.4%
Duodopa	United States	$96	$97	$95	(1.8)%	3.0%	(1.8)%	3.0%
	International	351	371	363	(5.3)%	2.1%	(5.4)%	1.8%
	Total	$447	$468	$458	(4.6)%	2.3%	(4.7)%	2.1%
Ubrelvy	United States	$981	$803	$680	22.1%	18.2%	22.1%	18.2%
	International	25	12	—	>100.0%	>100.0%	>100.0%	>100.0%
	Total	$1,006	$815	$680	23.4%	19.9%	23.4%	19.9%
Qulipta	United States	$628	$405	$158	55.3%	>100.0%	55.3%	>100.0%
	International	30	3	—	>100.0%	>100.0%	>100.0%	>100.0%
	Total	$658	$408	$158	61.3%	>100.0%	61.3%	>100.0%

39	| 2024 Form 10-K

					Percent change
					At actual currency rates		At constant currency rates
years ended December 31 (dollars in millions)		2024	2023	2022	2024	2023	2024	2023
Other Neuroscience	United States	$224	$254	$456	(11.6)%	(44.4)%	(11.6)%	(44.4)%
	International	114	22	19	>100.0%	20.2%	>100.0%	24.4%
	Total	$338	$276	$475	22.4%	(41.9)%	22.7%	(41.7)%
Eye Care
Ozurdex	United States	$138	$143	$139	(4.1)%	2.7%	(4.1)%	2.7%
	International	356	329	289	8.3%	14.0%	10.7%	15.9%
	Total	$494	$472	$428	4.5%	10.3%	6.2%	11.6%
Lumigan/Ganfort	United States	$187	$173	$242	7.5%	(28.4)%	7.5%	(28.4)%
	International	242	259	272	(6.4)%	(4.8)%	(3.9)%	(3.6)%
	Total	$429	$432	$514	(0.9)%	(15.9)%	0.6%	(15.3)%
Alphagan/Combigan	United States	$95	$121	$202	(21.8)%	(40.1)%	(21.8)%	(40.1)%
	International	153	151	144	1.5%	4.9%	7.6%	10.4%
	Total	$248	$272	$346	(8.8)%	(21.4)%	(5.4)%	(19.1)%
Restasis	United States	$172	$382	$621	(55.2)%	(38.5)%	(55.2)%	(38.5)%
	International	52	54	45	(3.0)%	19.3%	2.1%	25.3%
	Total	$224	$436	$666	(48.7)%	(34.6)%	(48.1)%	(34.2)%
Other Eye Care	United States	$472	$433	$399	8.9%	9.0%	8.9%	9.0%
	International	375	370	348	1.5%	6.1%	6.1%	8.7%
	Total	$847	$803	$747	5.5%	7.6%	7.6%	8.8%
Other Key Products
Mavyret	United States	$595	$659	$755	(9.7)%	(12.7)%	(9.7)%	(12.7)%
	International	716	771	786	(7.2)%	(1.9)%	(4.5)%	1.0%
	Total	$1,311	$1,430	$1,541	(8.3)%	(7.2)%	(6.9)%	(5.7)%
Creon	United States	$1,383	$1,268	$1,278	9.1%	(0.8)%	9.1%	(0.8)%
Linzess/Constella	United States	$916	$1,073	$1,003	(14.6)%	7.1%	(14.6)%	7.1%
	International	38	35	32	7.5%	8.8%	7.2%	9.7%
	Total	$954	$1,108	$1,035	(13.9)%	7.1%	(13.9)%	7.1%
All other		$3,032	$3,035	$4,137	—%	(26.7)%	1.4%	(25.7)%
Total net revenues		$56,334	$54,318	$58,054	3.7%	(6.4)%	4.6%	(5.9)%
n/m – Not meaningful
(a)Net revenues include ImmunoGen product revenues after the acquisition closing date of February 12, 2024.
The following discussion and analysis of AbbVie's net revenues by product is presented on a constant currency basis.
Global Humira sales decreased 37% in 2024. In the United States, Humira sales decreased 41% in 2024 primarily driven by direct biosimilar competition following loss of exclusivity on January 31, 2023. Internationally, Humira revenues decreased 13% in 2024 primarily driven by the continued impact of direct biosimilar competition.
Net revenues for Skyrizi increased 51% in 2024 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Rinvoq increased 53% in 2024 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie's 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 7% in 2024 primarily driven by decreased demand and lower market share in the United States as well as decreased collaboration revenues.
Net revenues for Venclexta increased 16% in 2024 primarily driven by continued market share uptake and market growth across all indications.
Net revenues for Elahere were $479 million in 2024 for the period subsequent to the completion of the ImmunoGen acquisition.

2024 Form 10-K |	40

Net revenues for Botox Cosmetic increased 3% in 2024. In the United States, Botox Cosmetic net revenues increased 1% primarily driven by favorable pricing, partially offset by the unfavorable impact of customer inventory destocking and decreased consumer demand. Internationally, Botox Cosmetic net revenues increased 7% primarily driven by favorable pricing and increased consumer demand across key international markets.
Net revenues for Juvederm Collection decreased 12% in 2024 primarily driven by the unfavorable impact of decreased consumer demand and customer inventory destocking.
Net revenues for Botox Therapeutic increased 11% in 2024 primarily driven by continued market share uptake as well as market growth.
Net revenues for Vraylar increased 18% in 2024 primarily driven by continued market share uptake as well as market growth.
Net revenues for Ubrelvy increased 23% in 2024 primarily driven by continued market share uptake as well as market growth.
Net revenues for Qulipta increased 61% in 2024 primarily driven by continued strong market share uptake as well as market growth.
Gross Margin

				Percent change
years ended December 31 (dollars in millions)	2024	2023	2022	2024	2023
Gross margin	$39,430	$33,903	$40,640	16%	(17)%
as a percent of net revenues	70%	62%	70%
Gross margin as a percentage of net revenues in 2024 increased compared to 2023. Gross margin percentage for 2024 was favorably impacted by lower intangible asset impairment charges and lower amortization of intangibles. Intangible asset impairment charges were $3.6 billion in 2023.
Selling, General and Administrative

				Percent change
years ended December 31 (dollars in millions)	2024	2023	2022	2024	2023
Selling, general and administrative	$14,752	$12,872	$15,260	15%	(16)%
as a percent of net revenues	26%	24%	26%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues increased in 2024 compared to 2023. SG&A expense was unfavorably impacted by litigation reserve charges of $910 million in 2024 compared to income of $485 million in 2023 and acquisition and integration costs incurred in connection with the ImmunoGen and Cerevel Therapeutics acquisitions including cash-settled, post-closing expense for both ImmunoGen and Cerevel Therapeutics employee incentive awards. The SG&A expense percentage increase in 2024 was partially offset by the favorable impact of leverage from revenue growth. See Note 5 to the Consolidated Financial Statements for additional information.
Research and Development

				Percent change
years ended December 31 (dollars in millions)	2024	2023	2022	2024	2023
Research and development	$12,791	$7,675	$6,510	67%	18%
as a percent of net revenues	23%	14%	11%
Research and development (R&D) expenses as a percentage of net revenues increased in 2024 compared to 2023. R&D expense percentage for 2024 was unfavorably impacted by the intangible asset impairment charge of $4.5 billion related to emraclidine compared to an intangible asset impairment charge of $630 million in 2023, increased funding to support all stages of the company's pipeline assets and acquisition and integration costs incurred in connection with the ImmunoGen and Cerevel Therapeutics acquisitions including cash-settled, post-closing expense for employee incentive awards. See Note 5 to the Consolidated Financial Statements for additional information.

41	| 2024 Form 10-K

Acquired IPR&D and Milestones

years ended December 31 (in millions)	2024	2023	2022
Upfront charges	$2,627	$582	$445
Development milestones	130	196	252
Acquired IPR&D and milestones	$2,757	$778	$697
Acquired IPR&D and milestones expense in 2024 included charges related to the upfront payments of $1.4 billion to acquire Aliada Therapeutics Holdings, Inc. (Aliada) and $250 million to acquire Celsius Therapeutics. See Note 5 to the Consolidated Financial Statements for additional information.
Other Operating Expense (Income), Net
Other operating expense (income), net included a gain of $169 million in 2023 related to a development liability associated with an asset divested as part of the acquisition of Allergan, Inc. (Allergan) in 2020.
Other Non-Operating Expenses

years ended December 31 (in millions)	2024	2023	2022
Interest expense	$2,808	$2,224	$2,230
Interest income	(648)	(540)	(186)
Interest expense, net	$2,160	$1,684	$2,044

Net foreign exchange loss	$21	$146	$148
Other expense, net	3,240	4,677	2,448
Interest expense in 2024 increased compared to 2023 primarily due to the incremental interest associated with financing the ImmunoGen and Cerevel Therapeutics acquisitions. See Note 10 to the Consolidated Financial Statements for additional information related to debt issued to finance the ImmunoGen and Cerevel Therapeutics acquisitions.
Interest income in 2024 increased compared to 2023 primarily due to a higher average cash and cash equivalents balance and the impact of higher interest rates.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $3.8 billion in 2024 and $5.1 billion in 2023. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory/commercial milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. In 2024, the change in fair value reflected higher estimated Skyrizi sales and the passage of time, partially offset by higher discount rates. In 2023, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake, the passage of time and lower discount rates.
Income Tax Expense
The effective income tax rate was (15%) in 2024, 22% in 2023 and 12% in 2022. The effective income tax rate fluctuates year to year due to the allocation of the company’s taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including changes in tax law and business development activities. The effective income tax rates in 2024, 2023 and 2022 differed from the statutory tax rate principally due to the impact of foreign operations with lower income tax rates in locations outside the United States, the U.S. global minimum tax, changes in fair value of contingent consideration, tax audits and settlements, tax credits and incentives in the United States, Puerto Rico and other foreign tax jurisdictions, and business development activities. The effective income tax rate in 2024 was lower than prior periods due to the resolutions of various tax positions pertaining to multiple prior tax years, including the closing of U.S. IRS examinations covering three tax years, partially offset by increases in unrecognized tax benefits pertaining to prior years. The lower effective income tax rate in 2024 also reflects an increase due to acquisition costs related to certain business development activities and a decrease related to changes in fair value of contingent consideration. The effective income tax rate in 2023 was higher than prior periods due to increased changes in fair value of contingent consideration, intangible asset impairments and the impacts of the transition from the Puerto Rico excise tax to an income tax.
In 2022, Puerto Rico enacted Act 52-2002 (the Puerto Rico Act) allowing for a transition from a Puerto Rico excise tax levied on gross inventory purchases to an income-based tax beginning in 2023. The company completed the transition

2024 Form 10-K |	42

requirements of the Puerto Rico Act in 2022, resulting in the remeasurement of certain deferred tax assets and liabilities based on income tax rates at which they are expected to reverse in the future. The net tax benefit recognized in 2022 from the remeasurement of deferred taxes related to the Puerto Rico Act was $323 million.
Our net earnings and cash flows could be affected by future tax policy and law changes in the jurisdictions in which we operate, including changes in tax law related to the projects undertaken by the Organization for Economic Cooperation and Development (OECD). These projects include a global minimum tax rate of 15%, referred to as "Pillar Two", and the creation of a new global system to tax income based on the location to which products are sold, referred to as "Pillar One." Numerous countries have agreed to a statement in support of the OECD model rules and European Union member states have agreed to implement Pillar Two. This implementation includes aspects of legislation that were effective starting in 2024. Significant details around the provision are still emerging. These potential changes increase tax uncertainty and may adversely impact income tax expense in future years. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2024	2023	2022
Cash flows provided by (used in)
Operating activities	$18,806	$22,839	$24,943
Investing activities	(20,820)	(2,009)	(623)
Financing activities	(5,211)	(17,222)	(24,803)
Operating cash flows in 2024 decreased compared to the prior year primarily due to the timing of working capital and higher contingent consideration payments classified as operating cash flows, partially offset by increased results from operations driven by higher net revenues. Operating cash flows also reflected AbbVie’s contributions to its defined benefit plans of $326 million in 2024 and $366 million in 2023.
Investing cash flows in 2024 included $18.5 billion cash consideration paid to acquire ImmunoGen and Cerevel Therapeutics offset by cash acquired of $952 million, net sales and maturities of investment securities of $482 million, payments made for other acquisitions and investments of $3.0 billion and capital expenditures of $974 million. Investing cash flows in 2023 included payments made for other acquisitions and investments of $1.2 billion, capital expenditures of $777 million and net purchases of investments securities totaling $22 million.
Financing cash flows in 2024 included the issuance of unsecured senior notes totaling $15.0 billion aggregate principal which were used to finance the acquisitions of ImmunoGen and Cerevel Therapeutics. Additionally, financing cash flows included the issuance and repayment of $5.0 billion under the term loan credit agreement and repayments of $3.8 billion aggregate principal amount of 2.60% senior notes, €1.5 billion aggregate principal amount of 1.38% senior euro notes, €700 million aggregate principal amount of 1.25% senior euro notes, $1.0 billion aggregate principal amount of 3.85% senior notes, $99 million of secured term notes assumed from ImmunoGen in conjunction with the acquisition and settlement of $400 million aggregate amount of 2.5% convertible senior notes assumed from Cerevel Therapeutics. During the quarter ended December 31, 2024, the company refinanced its $2.0 billion floating rate three-year term loan. As part of the refinancing, the company repaid the existing $2.0 billion term loan due May 2025 and borrowed $2.0 billion under a new term loan due April 2027.
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
Financing cash flows also included cash dividend payments of $11.0 billion in 2024 and $10.5 billion in 2023. The increase in cash dividend payments was primarily driven by an increase of the dividend rate.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management’s discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 7 million shares for $1.3 billion in 2024 and 10 million shares for $1.6 billion in 2023. AbbVie's remaining stock repurchase authorization was $3.5 billion as of December 31, 2024. On February 16, 2023, AbbVie's board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization.
During 2024, the company issued and redeemed $7.7 billion of commercial paper. Subsequent to December 31, 2024, AbbVie issued commercial paper borrowings of which $3.3 billion were outstanding as of date of filing of this Annual Report

43	| 2024 Form 10-K

on Form 10-K. There were no commercial paper borrowings outstanding as of December 31, 2024 and December 31, 2023. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
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
In December 2023, in connection with the acquisitions of ImmunoGen and Cerevel Therapeutics, AbbVie entered into a $9.0 billion 364-day bridge credit agreement and $5.0 billion 364-day term loan credit agreement. In February 2024, AbbVie borrowed and repaid $5.0 billion under the term loan credit agreement. AbbVie also issued $15.0 billion aggregate principal amount of unsecured senior notes in February 2024. Subsequent to the issuance of these senior notes, AbbVie terminated both the bridge and term loan credit agreements in the first quarter of 2024.
AbbVie currently has an existing $5.0 billion five-year revolving credit facility that matures in March 2028. Subsequent to December 31, 2024, in addition to the existing revolving credit facility, AbbVie entered into a new $3.0 billion five-year revolving credit facility that matures in January 2030. The revolving credit facilities enable the company to borrow funds on an unsecured basis at variable interest rates and contain various covenants. At December 31, 2024, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of December 31, 2024 and December 31, 2023.
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
Credit Ratings
In August 2024, Moody’s Investors Service (Moody’s) affirmed its A3 senior unsecured long-term rating. At the same time, Moody’s revised its outlook to positive from stable. There were no other changes in the company’s credit ratings during 2024. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements. However, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
Future Cash Requirements
Contractual Obligations
The following table summarizes AbbVie's estimated material contractual obligations as of December 31, 2024:

(in millions)	Total	Current	Long-term
Long-term debt, including current portion	$66,841	$6,771	$60,070
Interest on long-term debt(a)	36,040	2,764	33,276
Contingent consideration liabilities(b)	21,666	2,589	19,077
(a)Includes estimated future interest payments on long-term debt. Interest payments on debt are calculated for future periods using forecasted interest rates in effect at the end of 2024. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors or events. The projected interest payments only pertain to

2024 Form 10-K |	44

obligations and agreements outstanding at December 31, 2024. See Note 10 to the Consolidated Financial Statements for additional information regarding the company's debt instruments and Note 11 for additional information on the interest rate swap agreements outstanding at December 31, 2024.
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
Income Taxes
Future income tax cash requirements include a one-time transition tax liability on a mandatory deemed repatriation of previously untaxed earnings of foreign subsidiaries resulting from U.S. tax reform enacted in 2017. The one-time transition tax liability was $2.2 billion as of December 31, 2024 and is payable in two future annual installments.
Liabilities for unrecognized tax benefits totaled $5.0 billion as of December 31, 2024. It is not possible to reliably estimate the timing of the future cash outflows related to these liabilities. See Note 14 to the Consolidated Financial Statements for additional information on these unrecognized tax benefits.
Quarterly Cash Dividend
On October 30, 2024, AbbVie announced that its board of directors declared an increase in the company’s quarterly dividend from $1.55 per share to $1.64 per share beginning with the dividend payable on February 14, 2025 to stockholders of record as of January 15, 2025. This reflects an increase of approximately 5.8% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
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

45	| 2024 Form 10-K

Rebates
AbbVie provides rebates to pharmacy benefit managers, state government Medicaid programs, insurance companies that administer Medicare drug plans, wholesalers, group purchasing organizations and other government agencies and private entities.
Rebate and chargeback accruals are accounted for as variable consideration and are recorded as a reduction to revenue in the period the related product is sold. Provisions for rebates and chargebacks totaled $59.3 billion in 2024, $56.8 billion in 2023 and $41.4 billion in 2022. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accrual for that rebate include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant.
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
The following table is an analysis of the three largest accruals for rebates and chargebacks, which comprise approximately 92% of the total consolidated rebate and chargebacks recorded as reductions to revenues in 2024.

(in millions)	Medicaid and Medicare Rebates	Managed Care Rebates	Wholesaler Chargebacks
Balance as of December 31, 2021	$3,816	$3,097	$902
Provisions	11,713	14,119	13,070
Payments	(10,331)	(12,974)	(12,829)
Balance as of December 31, 2022	5,198	4,242	1,143
Provisions	15,153	23,978	14,191
Payments	(15,054)	(21,200)	(14,162)
Balance as of December 31, 2023	5,297	7,020	1,172
Provisions	15,866	24,127	14,782
Payments	(13,756)	(25,622)	(14,797)
Balance as of December 31, 2024	$7,407	$5,525	$1,157
Other Allowances
Other allowances include cash discounts, product returns, sales incentives and other adjustments, which are accounted for as variable consideration and are recorded as a reduction to revenue in the same period the related product is sold. Reserves for cash discounts and sales incentives are readily determinable because the company's experience of payment history is fairly consistent. Product returns can be reliably estimated based on the company's historical return experience. Cash discounts totaled $2.0 billion in 2024, $2.0 billion in 2023 and $1.8 billion in 2022.
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
The discount rate is selected based on current market rates on high-quality, fixed-income investments at December 31 each year. AbbVie employs a yield-curve approach for countries where a robust bond market exists. The yield curve is developed using high-quality bonds. The yield-curve approach reflects the plans' specific cash flows (i.e., duration) in calculating the benefit obligations by applying the corresponding individual spot rates along the yield curve. AbbVie reflects

2024 Form 10-K |	46

the plans' specific cash flows and applies them to the corresponding individual spot rates along the yield curve in calculating the service cost and interest cost portions of expense. For certain plans, AbbVie reviews various indices such as corporate bond and government bond benchmarks to estimate the discount rate.
AbbVie's assumed discount rates have a significant effect on the amounts reported for defined benefit pension and other post-employment plans as of December 31, 2024. A 50 basis point change in the assumed discount rate would have had the following effects on AbbVie's calculation of net periodic benefit costs in 2025 and projected benefit obligations as of December 31, 2024:

	50 basis point
(in millions) (brackets denote a reduction)	Increase	Decrease
Defined benefit plans
Net periodic benefit cost	$(25)	$39
Projected benefit obligation	(596)	664
Other post-employment plans
Net periodic benefit cost	$(5)	$6
Projected benefit obligation	(46)	51
The expected long-term rate of return is based on the asset allocation, historical performance and the current view of expected future returns. AbbVie considers these inputs with a long-term focus to avoid short-term market influences. The current long-term rate of return on plan assets for each plan is supported by the historical performance of the trust's actual and target asset allocation. AbbVie's assumed expected long-term rate of return has a significant effect on the amounts reported for defined benefit pension plans as of December 31, 2024 and will be used in the calculation of net periodic benefit cost in 2025. A one percentage point change in assumed expected long-term rate of return on plan assets would increase or decrease the net period benefit cost of these plans in 2025 by $109 million.
The health care cost trend rate is selected by reviewing historical trends and current views on projected future health care cost increases. The current health care cost trend rate is supported by the historical trend experience of each plan. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans as of December 31, 2024 and will be used in the calculation of net periodic benefit cost in 2025.
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

47	| 2024 Form 10-K

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

2024 Form 10-K |	48

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
Foreign Currency Risk
AbbVie's primary net foreign currency exposures are the Euro, Japanese yen, Canadian dollar and British pound. The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2024 and 2023:

	2024			2023
as of December 31 (in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$10,590	1.094	$183	$10,707	1.107	$(99)
Canadian dollar	1,042	1.365	39	1,244	1.329	(8)
Japanese yen	836	148.386	40	726	139.636	2
British pound	461	1.271	(1)	505	1.271	(1)
All other currencies	2,308	n/a	17	2,742	n/a	(31)
Total	$15,237		$278	$15,924		$(137)
The company estimates that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $1.5 billion at December 31, 2024. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. However, gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders' equity volatility relating to foreign exchange. A 10% appreciation is believed to be a reasonably possible near-term change in foreign currencies.
As of December 31, 2024, the company has unsecured senior Euro notes outstanding, which are exposed to foreign currency risk. The company designated €3.1 billion aggregate principal amount of these foreign currency denominated notes as hedges of its net investments in certain foreign subsidiaries and affiliates. As a result, any foreign currency translation gains or losses related to the Euro notes will be included in accumulated other comprehensive loss. See Note 10 to the Consolidated Financial Statements for additional information regarding the senior Euro notes and Note 11 to the Consolidated Financial Statements for additional information regarding the net investment hedging program.
Interest Rate Risk
The company estimates that an increase in interest rates of 100 basis points would adversely impact the fair value of AbbVie's interest rate swap contracts by approximately $140 million at December 31, 2024. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $4.6 billion at December 31, 2024. A 100 basis point change is believed to be a reasonably possible near-term change in interest rates.

49	| 2024 Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	101

2024 Form 10-K |	50

AbbVie Inc. and Subsidiaries
Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2024	2023	2022
Net revenues	$56,334	$54,318	$58,054

Cost of products sold	16,904	20,415	17,414
Selling, general and administrative	14,752	12,872	15,260
Research and development	12,791	7,675	6,510
Acquired IPR&D and milestones	2,757	778	697
Other operating expense (income), net	(7)	(179)	56
Total operating costs and expenses	47,197	41,561	39,937
Operating earnings	9,137	12,757	18,117

Interest expense, net	2,160	1,684	2,044
Net foreign exchange loss	21	146	148
Other expense, net	3,240	4,677	2,448
Earnings before income tax expense	3,716	6,250	13,477
Income tax expense (benefit)	(570)	1,377	1,632
Net earnings	4,286	4,873	11,845
Net earnings attributable to noncontrolling interest	8	10	9
Net earnings attributable to AbbVie Inc.	$4,278	$4,863	$11,836

Per share data
Basic earnings per share attributable to AbbVie Inc.	$2.40	$2.73	$6.65
Diluted earnings per share attributable to AbbVie Inc.	$2.39	$2.72	$6.63

Weighted-average basic shares outstanding	1,769	1,768	1,771
Weighted-average diluted shares outstanding	1,773	1,773	1,778

The accompanying notes are an integral part of these consolidated financial statements.

51	| 2024 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

years ended December 31 (in millions)	2024	2023	2022
Net earnings	$4,286	$4,873	$11,845

Foreign currency translation adjustments, net of tax expense (benefit) of $(39) in 2024, $15 in 2023 and $(10) in 2022	(1,008)	407	(943)
Net investment hedging activities, net of tax expense (benefit) of $133 in 2024, $(109) in 2023 and $152 in 2022	484	(399)	555
Pension and post-employment benefits, net of tax expense (benefit) of $206 in 2024, $(6) in 2023 and $272 in 2022	824	(30)	1,088
Cash flow hedging activities, net of tax expense (benefit) of $16 in 2024, $(19) in 2023 and $5 in 2022	80	(84)	—
Other comprehensive income (loss)	$380	$(106)	$700
Comprehensive income	4,666	4,767	12,545
Comprehensive income attributable to noncontrolling interest	8	10	9
Comprehensive income attributable to AbbVie Inc.	$4,658	$4,757	$12,536

The accompanying notes are an integral part of these consolidated financial statements.

2024 Form 10-K |	52

AbbVie Inc. and Subsidiaries
Consolidated Balance Sheets

as of December 31 (in millions, except share data)	2024	2023
Assets
Current assets
Cash and equivalents	$5,524	$12,814
Short-term investments	31	2
Accounts receivable, net	10,919	11,155
Inventories	4,181	4,099
Prepaid expenses and other	4,927	4,932
Total current assets	25,582	33,002

Investments	279	304
Property and equipment, net	5,134	4,989
Intangible assets, net	60,068	55,610
Goodwill	34,956	32,293
Other assets	9,142	8,513
Total assets	$135,161	$134,711

Liabilities and Equity
Current liabilities
Current portion of long-term debt and finance lease obligations	$6,804	$7,191
Accounts payable and accrued liabilities	31,945	30,650
Total current liabilities	38,749	37,841

Long-term debt and finance lease obligations	60,340	52,194
Deferred income taxes	2,579	1,952
Other long-term liabilities	30,129	32,327

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,831,594,494 shares issued as of December 31, 2024 and 1,823,046,087 as of December 31, 2023	18	18
Common stock held in treasury, at cost, 66,337,508 shares as of December 31, 2024 and 57,105,354 as of December 31, 2023	(8,201)	(6,533)
Additional paid-in capital	21,333	20,180
Accumulated deficit	(7,900)	(1,000)
Accumulated other comprehensive loss	(1,925)	(2,305)
Total stockholders' equity	3,325	10,360
Noncontrolling interest	39	37
Total equity	3,364	10,397

Total liabilities and equity	$135,161	$134,711
The accompanying notes are an integral part of these consolidated financial statements.

53	| 2024 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Equity

years ended December 31 (in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at December 31, 2021	1,768	$18	$(3,143)	$18,305	$3,127	$(2,899)	$28	$15,436
Net earnings attributable to AbbVie Inc.	—	—	—	—	11,836	—	—	11,836
Other comprehensive income, net of tax	—	—	—	—	—	700	—	700
Dividends declared	—	—	—	—	(10,179)	—	—	(10,179)
Purchases of treasury stock	(10)	—	(1,487)	—	—	—	—	(1,487)
Stock-based compensation plans and other	11	—	36	940	—	—	—	976
Change in noncontrolling interest	—	—	—	—	—	—	5	5
Balance at December 31, 2022	1,769	18	(4,594)	19,245	4,784	(2,199)	33	17,287
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,863	—	—	4,863
Other comprehensive loss, net of tax	—	—	—	—	—	(106)	—	(106)
Dividends declared	—	—	—	—	(10,647)	—	—	(10,647)
Purchases of treasury stock	(12)	—	(1,978)	—	—	—	—	(1,978)
Stock-based compensation plans and other	9	—	39	935	—	—	—	974
Change in noncontrolling interest	—	—	—	—	—	—	4	4
Balance at December 31, 2023	1,766	18	(6,533)	20,180	(1,000)	(2,305)	37	10,397
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,278	—	—	4,278
Other comprehensive income, net of tax	—	—	—	—	—	380	—	380
Dividends declared	—	—	—	—	(11,178)	—	—	(11,178)
Purchases of treasury stock	(9)	—	(1,703)	—	—	—	—	(1,703)
Stock-based compensation plans and other	8	—	35	1,153	—	—	—	1,188
Change in noncontrolling interest	—	—	—	—	—	—	2	2
Balance at December 31, 2024	1,765	$18	$(8,201)	$21,333	$(7,900)	$(1,925)	$39	$3,364

The accompanying notes are an integral part of these consolidated financial statements.

2024 Form 10-K |	54

AbbVie Inc. and Subsidiaries
Consolidated Statements of Cash Flows

years ended December 31 (in millions) (brackets denote cash outflows)	2024	2023	2022
Cash flows from operating activities
Net earnings	$4,286	$4,873	$11,845
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	764	752	778
Amortization of intangible assets	7,622	7,946	7,689
Deferred income taxes	(1,449)	(2,889)	(1,931)
Change in fair value of contingent consideration liabilities	3,771	5,128	2,761
Payments of contingent consideration liabilities	(1,995)	(870)	(164)
Stock-based compensation	911	747	671
Acquired IPR&D and milestones	2,757	778	697
Gain on divestitures	—	—	(172)
Non-cash litigation reserve adjustments, net of cash payments	508	(443)	2,243
Impairment of intangible assets	4,476	4,229	770
Other, net	(63)	(225)	(150)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	207	66	(1,455)
Inventories	(319)	(417)	(686)
Prepaid expenses and other assets	361	(188)	(264)
Accounts payable and other liabilities	177	3,840	1,769
Income tax assets and liabilities, net	(3,208)	(488)	542
Cash flows from operating activities	18,806	22,839	24,943

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(17,493)	—	(255)
Other acquisitions and investments	(3,024)	(1,223)	(539)
Acquisitions of property and equipment	(974)	(777)	(695)
Purchases of investment securities	(73)	(77)	(1,438)
Sales and maturities of investment securities	555	55	1,530
Other, net	189	13	774
Cash flows from investing activities	(20,820)	(2,009)	(623)

Cash flows from financing activities
Proceeds from issuance of other short-term borrowings	5,008	—	—
Repayments of other short-term borrowings	(5,008)	—	—
Proceeds from issuance of long-term debt	16,963	—	2,000
Repayments of long-term debt and finance lease obligations	(9,613)	(4,149)	(14,433)
Debt issuance costs	(99)	(38)	—
Dividends paid	(11,025)	(10,539)	(10,043)
Purchases of treasury stock	(1,708)	(1,972)	(1,487)
Proceeds from the exercise of stock options	214	180	262
Payments of contingent consideration liabilities	—	(752)	(1,132)
Other, net	57	48	30
Cash flows from financing activities	(5,211)	(17,222)	(24,803)
Effect of exchange rate changes on cash and equivalents	(65)	5	(62)
Net change in cash and equivalents	(7,290)	3,613	(545)
Cash and equivalents, beginning of year	12,814	9,201	9,746

Cash and equivalents, end of year	$5,524	$12,814	$9,201

Other supplemental information
Interest paid, net of portion capitalized	$2,811	$2,469	$2,546
Income taxes paid	4,064	4,702	2,988
The accompanying notes are an integral part of these consolidated financial statements.

55	| 2024 Form 10-K

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
AbbVie completed its previously announced acquisitions of ImmunoGen, Inc. (ImmunoGen) on February 12, 2024 and Cerevel Therapeutics Holdings, Inc. (Cerevel Therapeutics) on August 1, 2024. See Note 5 and Note 10 for additional information regarding these acquisitions.
Note 2 Summary of Significant Accounting Policies

Use of Estimates
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for rebates, pension and other post-employment benefits, income taxes, litigation, valuation of goodwill and intangible assets and contingent consideration liabilities.
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

2024 Form 10-K |	56

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
Advertising
Costs associated with advertising are expensed as incurred and are included in selling, general and administrative (SG&A) expense in the consolidated statements of earnings. Advertising expenses were $2.1 billion in 2024, $2.2 billion in 2023 and $2.0 billion in 2022.

57	| 2024 Form 10-K

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

2024 Form 10-K |	58

Inventories
Inventories are valued at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Inventories consisted of the following:

as of December 31 (in millions)	2024	2023
Finished goods	$1,173	$1,356
Work-in-process	1,951	1,643
Raw materials	1,057	1,100
Inventories	$4,181	$4,099
Property and Equipment, Net

as of December 31 (in millions)	2024	2023
Land	$284	$286
Buildings	2,895	2,827
Equipment	7,995	7,449
Construction in progress	1,093	1,073
Property and equipment, gross	12,267	11,635
Less accumulated depreciation	(7,133)	(6,646)
Property and equipment, net	$5,134	$4,989
Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful life for buildings ranges from 10 to 50 years. Buildings include leasehold improvements which are amortized over the lesser of the remainder of the lease term or the useful life of the leasehold improvement. The estimated useful life for equipment ranges from 2 to 25 years. Equipment includes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use and is amortized over 3 to 10 years. Depreciation expense was $764 million in 2024, $752 million in 2023 and $778 million in 2022.
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

59	| 2024 Form 10-K

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

2024 Form 10-K |	60

Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2024-03
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires further disaggregation of relevant expense captions in a separate note to the financial statements. The standard is effective for AbbVie starting in annual periods in 2027 and interim periods beginning in 2028, with early adoption permitted. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements.
ASU No. 2023-09
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The standard requires disaggregation of the effective rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. The standard is effective for AbbVie starting in annual periods in 2025. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
ASU No. 2023-07
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The standard requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. AbbVie adopted the standard in the fourth quarter of 2024. The adoption did not have a material impact on its consolidated financial statements. See Note 16 for additional information.

61	| 2024 Form 10-K

Note 3 Supplemental Financial Information

Interest Expense, Net

years ended December 31 (in millions)	2024	2023	2022
Interest expense	$2,808	$2,224	$2,230
Interest income	(648)	(540)	(186)
Interest expense, net	$2,160	$1,684	$2,044
Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2024	2023
Sales rebates	$14,304	$13,627
Dividends payable	2,936	2,783
Accounts payable	2,945	3,688
Current portion of contingent consideration liabilities	2,589	1,952
Salaries, wages and commissions	1,986	1,802
Royalty and license arrangements	527	360
Other	6,658	6,438
Accounts payable and accrued liabilities	$31,945	$30,650
Other Long-Term Liabilities

as of December 31 (in millions)	2024	2023
Contingent consideration liabilities	$19,077	$17,938
Liabilities for unrecognized tax benefits	5,049	6,681
Income taxes payable	1,261	2,182
Pension and other post-employment benefits	1,234	1,538
Other	3,508	3,988
Other long-term liabilities	$30,129	$32,327

2024 Form 10-K |	62

Note 4 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Years ended December 31,
(in millions, except per share data)	2024	2023	2022
Basic EPS
Net earnings attributable to AbbVie Inc.	$4,278	$4,863	$11,836
Earnings allocated to participating securities	40	43	54
Earnings available to common shareholders	$4,238	$4,820	$11,782
Weighted average basic shares of common stock outstanding	1,769	1,768	1,771
Basic earnings per share attributable to AbbVie Inc.	$2.40	$2.73	$6.65

Diluted EPS
Net earnings attributable to AbbVie Inc.	$4,278	$4,863	$11,836
Earnings allocated to participating securities	40	43	54
Earnings available to common shareholders	$4,238	$4,820	$11,782
Weighted average shares of common stock outstanding	1,769	1,768	1,771
Effect of dilutive securities	4	5	7
Weighted average diluted shares of common stock outstanding	1,773	1,773	1,778
Diluted earnings per share attributable to AbbVie Inc.	$2.39	$2.72	$6.63
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

The acquisition of Cerevel Therapeutics has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2024. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.

63	| 2024 Form 10-K

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and equivalents	$361
Short-term investments	382
Prepaid expenses and other current assets	9
Property and equipment, net	25
Investments	121
Intangible assets, net	8,100
Other noncurrent assets	31
Current portion of long-term debt	(400)
Accounts payable and accrued liabilities	(100)
Long-term debt	(246)
Deferred income taxes	(1,292)
Other long-term liabilities	(31)
Total identifiable net assets	6,960
Goodwill	1,702
Total assets acquired and liabilities assumed	$8,662
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
The current portion of long-term debt assumed by AbbVie consists of $345 million aggregate principal of 2.5% convertible senior notes due 2027. Upon acquisition, the convertible senior notes became callable and note holders could redeem the convertible senior notes for cash at a premium. As of the acquisition date, the convertible senior notes were recognized as current portion of long-term debt on the consolidated balance sheets at an aggregate fair value of $400 million. Following the acquisition date, the company repaid the convertible senior notes and there were no amounts outstanding as of December 31, 2024.
Long-term debt assumed by AbbVie relates to funding agreements entered into by Cerevel Therapeutics prior to the acquisition. Under the agreements, Cerevel Therapeutics received funding to support development of tavapadon and agreed to repay regulatory milestones, sales milestones and royalties contingent upon approval of tavapadon by the U.S. Food and Drug Administration (FDA). The funding agreements were accounted for as financing arrangements and the fair value of the related financing liability was $246 million as of the acquisition date. The estimated fair value of the financing liability was determined using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for sales milestones and royalty payments, which are then discounted to present value. Assumptions inherent in the development of fair value include discount rates, estimated probabilities and timing of achieving milestones and estimated amounts of future sales. See Note 10 and Note 11 for additional information.
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

2024 Form 10-K |	64

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
Following the acquisition date, the operating results of Cerevel Therapeutics have been included in the consolidated financial statements. For the period from the acquisition date through December 31, 2024, operating losses attributable to Cerevel Therapeutics were $4.9 billion, inclusive of an intangible asset impairment charge of $4.5 billion related to emraclidine. See Note 7 for additional information. Operating losses attributable to Cerevel Therapeutics also included $161 million of cash-settled, post-closing expense for Cerevel Therapeutics employee incentive awards. AbbVie issued 0.3 million RSUs to holders of Cerevel Therapeutics equity awards based on a conversion factor described in the transaction agreement. Stock compensation expense related to RSUs issued at the acquisition date was not significant.
Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $44 million for the year ended December 31, 2024 and were included in selling, general and administrative (SG&A) expense in the consolidated statements of earnings.
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
The acquisition of ImmunoGen has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed was finalized during the three months ended December 31, 2024.
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
The fair value step-up adjustment to inventories of $179 million was amortized to cost of products sold when the inventory was sold to customers during the year ended December 31, 2024.

65	| 2024 Form 10-K

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
The current portion of long-term debt assumed by AbbVie was repaid concurrent with the acquisition at the fair value of $99 million. See Note 10 for additional information.
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
Following the acquisition date, the operating results of ImmunoGen have been included in the consolidated financial statements. For the period from the acquisition date through December 31, 2024, net revenues attributable to ImmunoGen were $578 million and operating losses attributable to ImmunoGen were $682 million, inclusive of $349 million of cash-settled, post-closing expense for ImmunoGen employee incentive awards, $179 million of inventory fair value step-up amortization and $157 million of intangible asset amortization. AbbVie also issued 0.3 million RSUs to holders of ImmunoGen equity awards based on a conversion factor described in the transaction agreement. Stock compensation expense related to RSUs issued at the acquisition date was not significant.
Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $59 million for the year ended December 31, 2024 and were included in SG&A expense in the consolidated statements of earnings.
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of AbbVie, ImmunoGen and Cerevel Therapeutics for 2024 and 2023 as if the acquisitions of ImmunoGen and Cerevel Therapeutics had occurred on January 1, 2023:

years ended December 31 (in millions)	2024	2023
Net revenues	$56,389	$54,691
Net earnings	4,564	2,862
The unaudited pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of AbbVie, ImmunoGen and Cerevel Therapeutics. In order to reflect the occurrence of the acquisitions on January 1, 2023 as required, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the fair values of the identifiable intangible assets acquired; the incremental cost of products sold related to the fair value adjustments associated with acquisition date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of acquisition-related costs incurred during the year ended December 31, 2024 to the year ended December 31, 2023. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisitions been completed on January 1, 2023. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisitions.

2024 Form 10-K |	66

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
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $3.0 billion in 2024, $1.2 billion in 2023 and $539 million in 2022. AbbVie recorded acquired IPR&D and milestones expense of $2.8 billion in 2024, $778 million in 2023 and $697 million in 2022. Significant arrangements impacting 2024, 2023 and 2022, some of which require contingent milestone payments, are summarized below.
Nimble Therapeutics, Inc.
Subsequent to December 31, 2024, AbbVie completed its previously announced acquisition of Nimble Therapeutics, Inc. (Nimble). Nimble is a biotechnology company dedicated to delivering on the promise of oral peptide therapeutics and its lead asset, an investigational oral peptide IL23R inhibitor, is in preclinical development for the treatment of psoriasis. Under the terms of the agreement, AbbVie made an upfront cash payment of approximately $200 million at closing to acquire all outstanding equity of Nimble. AbbVie could make additional future payments of up to $130 million upon the achievement of certain development milestones. The accounting impact of this acquisition will be included in the consolidated financial statements beginning in the first quarter of 2025.

Aliada Therapeutics Holdings, Inc.
In December 2024, AbbVie completed its previously announced acquisition of Aliada Therapeutics Holdings, Inc. (Aliada) including its lead program ALIA-1758 and accounted for the transaction as an asset acquisition. ALIA-1758 is an anti-pyroglutamate amyloid beta (3pE-Aβ) antibody in development for the treatment of Alzheimer’s Disease. Under the terms of the agreement, AbbVie made an upfront cash payment of approximately $1.4 billion to acquire all outstanding equity of Aliada which was recorded in acquired IPR&D and milestones expense in the consolidated statement of earnings in the fourth quarter of 2024.
Celsius Therapeutics, Inc.
In June 2024, AbbVie acquired Celsius Therapeutics, Inc. (Celsius Therapeutics) including its lead pipeline asset CEL383. Celsius Therapeutics is a clinical-stage biotechnology company focused on the discovery and development of precision medicine in inflammatory bowel disease. The transaction was accounted as an asset acquisition as CEL383 represented substantially all of the fair value of the gross assets acquired. The upfront payment of $250 million was recorded in acquired IPR&D and milestones expense in the consolidated statement of earnings in the second quarter of 2024.

Syndesi Therapeutics SA
In February 2022, AbbVie acquired Syndesi Therapeutics SA and its portfolio of novel modulators of the synaptic vesicle protein 2A, including its lead molecule ABBV-552, previously named SDI-118, and accounted for the transaction as an asset acquisition. ABBV-552 is a small molecule, which is being evaluated to target nerve terminals to enhance synaptic efficiency. Under the terms of the agreement, AbbVie made an upfront payment of $130 million which was recorded in acquired IPR&D and milestones expense in the consolidated statement of earnings in the first quarter of 2022. The agreement also includes additional future payments of up to $870 million upon the achievement of certain development, regulatory and commercial milestones.

67	| 2024 Form 10-K

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
Other Arrangements
In addition to the significant arrangements described above, AbbVie entered into several other arrangements resulting in charges related to upfront payments of $975 million in 2024, $582 million in 2023 and $315 million in 2022. In connection with the other individually insignificant early-stage arrangements entered into in 2024, AbbVie could make additional payments of up to $10.1 billion upon the achievement of certain development, regulatory and commercial milestones. Acquired IPR&D and milestones expense also included development milestones of $130 million in 2024, $196 million in 2023 and $252 million in 2022.
Note 6 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting 2024, 2023 and 2022.
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

2024 Form 10-K |	68

The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

years ended December 31 (in millions)	2024	2023	2022
United States - Janssen's share of profits (included in cost of products sold)	$1,140	$1,245	$1,607
International - AbbVie's share of profits (included in net revenues)	899	931	1,142
Global - AbbVie's share of other costs (included in respective line items)	162	228	268
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $237 million at December 31, 2024 and $236 million at December 31, 2023. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $282 million at December 31, 2024 and $307 million at December 31, 2023.
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
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

years ended December 31 (in millions)	2024	2023	2022
Genentech's share of profits, including royalties (included in cost of products sold)	$990	$869	$778
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	29	41	37
AbbVie's share of development costs (included in R&D)	84	109	121
Note 7 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2022	$32,156
Foreign currency translation adjustments and other	137
Balance as of December 31, 2023	32,293
Additions(a)	2,951
Foreign currency translation adjustments and other	(288)
Balance as of December 31, 2024	$34,956
(a)Goodwill additions related to the acquisitions of ImmunoGen and Cerevel Therapeutics (see Note 5).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of December 31, 2024 and 2023, there were no accumulated goodwill impairment losses.

69	| 2024 Form 10-K

Intangible Assets, Net
The following table summarizes intangible assets:

	2024			2023
as of December 31 (in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$81,428	$(28,253)	$53,175	$75,142	$(22,455)	$52,687
License agreements	8,315	(6,624)	1,691	8,191	(5,571)	2,620
Total definite-lived intangible assets	89,743	(34,877)	54,866	83,333	(28,026)	55,307
Indefinite-lived intangible assets	5,202	—	5,202	303	—	303
Total intangible assets, net	$94,945	$(34,877)	$60,068	$83,636	$(28,026)	$55,610
Definite-Lived Intangible Assets
The increase in definite-lived intangible assets during 2024 was primarily due to the acquisition of ImmunoGen. The intangible assets will be amortized using the estimated pattern of economic benefit. See Note 5 for additional information regarding the acquisitions.
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
In August 2023, as part of the Inflation Reduction Act of 2022, the company’s oncology product Imbruvica sold in the United States (U.S.) was included on the list of products subject to government-set prices by the Centers for Medicare & Medicaid Services. The selection resulted in a significant decrease in the estimated future cash flows for the product and represented a triggering event which required the company to evaluate the underlying definite-lived intangible asset for impairment. The company utilized a discounted cash flow analysis to determine the fair value of $1.9 billion, which was lower than the carrying value of $4.0 billion and resulted in a partial impairment of both the gross and net carrying amount as of August 29, 2023. Based on the revised cash flows, the company recorded a pre-tax impairment charge of $2.1 billion to cost of products sold in the consolidated statement of earnings for the third quarter of 2023.
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
Definite-lived intangible assets are amortized over their estimated useful lives, which range between 1 to 16 years with an average of 12 years for developed product rights and 11 years for license agreements. Amortization expense was $7.6 billion in 2024, $7.9 billion in 2023 and $7.7 billion in 2022 and was included in cost of products sold in the consolidated statements of earnings. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2024 is as follows:

(in billions)	2025	2026	2027	2028	2029
Anticipated annual amortization expense	$7.3	$6.7	$6.1	$6.3	$5.7

2024 Form 10-K |	70

Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The increase in indefinite-lived intangible assets during 2024 was primarily due to the acquisitions of ImmunoGen and Cerevel Therapeutics. See Note 5 for additional information regarding the acquisitions.
The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist.
In November 2024, the company announced that its two Phase 2 EMPOWER trials investigating emraclidine as a once-daily, oral monotherapy treatment for adults with schizophrenia who are experiencing an acute exacerbation of psychotic symptoms, did not meet their primary endpoint of showing a statistically significant reduction (improvement) in the change from baseline in the Positive and Negative Syndrome Scale total score compared to the placebo group at week 6. The results of these trials represented a triggering event which required the company to evaluate the underlying indefinite-lived intangible asset for impairment which resulted in a significant decrease in the estimated future cash flows for the product. The company utilized a discounted cash flow analysis to determine the fair value of $2.4 billion, which was lower than the carrying value of $6.9 billion and resulted in a partial impairment of the intangible asset carrying amount as of November 11, 2024. The fair value measurement was based on Level 3 inputs including estimated net revenues, cost of products sold, R&D costs, selling and marketing costs and discount rates. Based on the revised cash flows, the company recorded a pre-tax impairment charge of $4.5 billion to research and development expense in the consolidated statement of earnings for the fourth quarter of 2024.
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
Note 8 Restructuring Plans

AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. In 2024, 2023 and 2022, no such plans were individually significant. Restructuring charges recorded were $189 million in 2024, $132 million in 2023 and $241 million in 2022 and were primarily related to employee severance and contractual obligations. These charges were recorded in cost of products sold, R&D expense and SG&A expenses in the consolidated statements of earnings based on the classification of the affected employees or operations.

71	| 2024 Form 10-K

The following table summarizes the cash activity in the restructuring reserve for 2024, 2023 and 2022:

(in millions)
Accrued balance as of December 31, 2021	$33
Charges	193
Payments and other adjustments	(50)
Accrued balance as of December 31, 2022	176
Charges	107
Payments and other adjustments	(87)
Accrued balance as of December 31, 2023	196
Charges	168
Payments and other adjustments	(128)
Accrued balance as of December 31, 2024	$236
Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization and incurred total cumulative charges of $2.5 billion through 2023. These costs consisted of severance and employee benefit costs (cash severance, non-cash severance, including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses. The Allergan integration plan was substantially complete as of December 31, 2023 and the remaining accrual as of December 31, 2024 is not significant.
The following table summarizes the charges associated with the Allergan acquisition integration plan:

year ended December 31 (in millions)	2023	2022
Cost of products sold	$89	$117
Research and development	7	23
Selling, general and administrative	192	399
Total charges	$288	$539

2024 Form 10-K |	72

Note 9 Leases

AbbVie's lease portfolio primarily consists of real estate properties, vehicles and equipment. The following table summarizes the amounts and location of operating and finance leases on the consolidated balance sheets:

as of December 31 (in millions)	Balance sheet caption	2024	2023
Assets
Operating	Other assets	$723	$744
Finance	Property and equipment, net	33	35
Total lease assets		$756	$779
Liabilities
Operating
Current	Accounts payable and accrued liabilities	$178	$166
Noncurrent	Other long-term liabilities	697	735
Finance
Current	Current portion of long-term debt and finance lease obligations	17	15
Noncurrent	Long-term debt and finance lease obligations	23	27
Total lease liabilities		$915	$943
The following table summarizes the lease costs recognized in the consolidated statements of earnings:

years ended December 31 (in millions)	2024	2023	2022
Operating lease cost	$196	$189	$201
Short-term lease cost	65	28	67
Variable lease cost	86	88	71
Total lease cost	$347	$305	$339
In December 2022, the company entered into an agreement to sublease a portion of its Madison, New Jersey office space through the end of the original lease maturity in 2030. As a result of this agreement, the company recognized an impairment loss on its right-of-use asset of $69 million and wrote-off the related leasehold improvements of $37 million. These losses were recorded in SG&A expense in the consolidated statements of earnings for the year ended December 31, 2022. The company used a discounted cash flows method to value the right-of-use asset to determine the impairment amount.
Sublease income and finance lease costs were insignificant in 2024, 2023 and 2022.

73	| 2024 Form 10-K

The following table presents the weighted-average remaining lease term and weighted-average discount rate for operating and finance leases:

years ended December 31	2024	2023	2022
Weighted-average remaining lease term (years)
Operating	7	7	8
Finance	5	3	2
Weighted-average discount rate
Operating	3.3%	3.0%	2.6%
Finance	4.2%	3.6%	1.5%
The following table presents supplementary cash flow information regarding the company's leases:

years ended December 31 (in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$204	$214	$212
Right-of-use assets obtained in exchange for new operating lease liabilities	159	173	235
Finance lease cash flows were insignificant in 2024, 2023 and 2022.
The following table summarizes the future maturities of AbbVie's operating and finance lease liabilities as of December 31, 2024:

(in millions)	Operating leases	Finance leases	Total(a)
2025	$204	$18	$222
2026	182	15	197
2027	145	4	149
2028	118	2	120
2029	102	1	103
Thereafter	223	2	225
Total lease payments	974	42	1,016
Less: Interest	99	2	101
Present value of lease liabilities	$875	$40	$915
(a)Lease payments recognized as part of lease liabilities for optional renewal periods are insignificant.

2024 Form 10-K |	74

Note 10 Debt, Credit Facilities and Commitments and Contingencies

The following table summarizes long-term debt:

as of December 31 (dollars in millions)	2024 Effective interest rate (a)	2024	2023 Effective interest rate (a)	2023
1.25-3.85% aggregate notes due 2024	0.65-2.69%	$—	0.65-2.69%	$7,169
Floating rate term loans due 2025	6.22%	—	5.95%	2,000
3.60% senior notes due 2025	3.66%	3,750	3.66%	3,750
3.80% senior notes due 2025	2.09%	3,021	2.09%	3,021
2.95% senior notes due 2026	3.02%	4,000	3.02%	4,000
3.20% senior notes due 2026	3.28%	2,000	3.28%	2,000
4.549% term loan due 2027	4.61%	2,000	—	—
0.75% senior euro notes due 2027 (€750 principal)	0.86%	778	0.86%	833
4.80% senior notes due 2027	4.93%	2,250	—	—
4.25% senior notes due 2028	4.38%	1,750	4.38%	1,750
2.125% senior euro notes due 2028 (€750 principal)	2.18%	778	2.18%	833
2.625% senior euro notes due 2028 (€500 principal)	1.20%	519	1.20%	555
3.20% senior notes due 2029	3.25%	5,500	3.25%	5,500
2.125% senior euro notes due 2029 (€550 principal)	1.19%	570	1.19%	611
4.80% senior notes due 2029	4.91%	2,500	—	—
1.25% senior euro notes due 2031 (€650 principal)	1.30%	674	1.30%	722
4.95% senior notes due 2031	5.02%	2,000	—	—
5.05% senior notes due 2034	5.13%	3,000	—	—
4.55% senior notes due 2035	3.52%	1,789	3.52%	1,789
4.50% senior notes due 2035	4.58%	2,500	4.58%	2,500
4.30% senior notes due 2036	4.37%	1,000	4.37%	1,000
4.05% senior notes due 2039	4.11%	4,000	4.11%	4,000
4.40% senior notes due 2042	4.46%	2,600	4.46%	2,600
4.625% senior notes due 2042	4.00%	457	4.00%	457
4.85% senior notes due 2044	4.11%	1,074	4.11%	1,074
5.35% senior notes due 2044	5.39%	750	—	—
4.70% senior notes due 2045	4.73%	2,700	4.73%	2,700
4.75% senior notes due 2045	4.20%	881	4.20%	881
4.45% senior notes due 2046	4.50%	2,000	4.50%	2,000
4.875% senior notes due 2048	4.94%	1,750	4.94%	1,750
4.25% senior notes due 2049	4.29%	5,750	4.29%	5,750
5.40% senior notes due 2054	5.44%	3,000	—	—
5.50% senior notes due 2064	5.53%	1,500	—	—
Fair value hedges		(224)		(266)
Unamortized bond discounts		(130)		(106)
Unamortized deferred financing costs		(266)		(198)
Unamortized bond premiums		555		668
Financing liability		328		—
Other		40		42
Total long-term debt and finance lease obligations		67,144		59,385
Current portion		6,804		7,191
Noncurrent portion		$60,340		$52,194
(a)Excludes the effect of any related interest rate swaps.

75	| 2024 Form 10-K

Senior notes and floating rate term loans are redeemable prior to maturity at a redemption price equal to the principal amount plus a make-whole premium and AbbVie may redeem these debt securities at par generally between one and six months prior to maturity. At December 31, 2024, the company was in compliance with its senior note covenants and term loan covenants.
Maturities of Long-Term Debt

as of and for the years ending December 31 (in millions)
2025	$6,771
2026	6,000
2027	5,028
2028	3,047
2029	8,570
Thereafter	37,425
Total obligations and commitments	66,841
Fair value hedges, unamortized bond premiums/discounts, deferred financing costs, finance lease obligations and financing liability	303
Total long-term debt and finance lease obligations	$67,144
Financing Related to ImmunoGen and Cerevel Therapeutics Acquisitions
In connection with the acquisitions of ImmunoGen and Cerevel Therapeutics, in February 2024, the company issued $15.0 billion aggregate principal amount of unsecured senior notes. The notes are unsecured, unsubordinated obligations of AbbVie and will rank equally in right of payment with all of AbbVie’s existing and future unsecured, unsubordinated indebtedness, liabilities and other obligations. AbbVie may redeem the fixed-rate senior notes prior to maturity at a redemption price equal to the greater of the principal amount or the sum of present values of the remaining scheduled payments of principal and interest on the fixed-rate senior notes to be redeemed plus a make-whole premium. AbbVie may also redeem the fixed-rate senior notes at par between one and six months prior to maturity. In connection with the offering, debt issuance costs incurred totaled $99 million and debt discounts totaled $37 million, which are being amortized over the respective terms of the notes to interest expense, net in the consolidated statements of earnings.
AbbVie used the net proceeds received from the issuance of the notes to finance the acquisition of ImmunoGen, repay its term-loan, repay commercial paper borrowings, pay fees and expenses in respect of the foregoing, finance general corporate purposes and, together with cash on hand, fund AbbVie’s acquisition of Cerevel Therapeutics. See Note 5 for additional information.
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
In connection with the acquisition of Cerevel Therapeutics, the company assumed $345 million aggregate principal of 2.5% convertible senior notes due 2027. Upon acquisition, the convertible senior notes became callable and note holders could redeem the convertible senior notes for cash at a premium. As of the acquisition date, the convertible senior notes were recognized as current portion of long-term debt on the consolidated balance sheets at an aggregate fair value of $400 million. Following the acquisition date, the company repaid the convertible senior notes and there were no amounts outstanding as of December 31, 2024.
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

2024 Form 10-K |	76

Cerevel Therapeutics prior to the acquisition pursuant to which Cerevel Therapeutics granted the funding investors a security interest in the assets material to the development and commercialization of tavapadon in the United States.
Repayment and Issuance of Long-Term Debt
In 2024, the company repaid $3.8 billion aggregate principal amount of 2.60% senior notes, €1.5 billion aggregate principal amount of 1.38% senior euro notes, €700 million aggregate principal amount of 1.25% senior euro notes and $1.0 billion aggregate principal amount of 3.85% senior notes. During the quarter ended December 31, 2024, the company refinanced its $2.0 billion floating rate three-year term loan. As part of the refinancing, the company repaid the existing $2.0 billion term loan due May 2025 and borrowed $2.0 billion under a new term loan due April 2027 at a fixed rate of 4.549%. These term notes rank equally with all other unsecured and unsubordinated indebtedness of the company. AbbVie may redeem the fixed-rate term notes between fifteen and twenty-one months at a redemption price equal to the notional amount plus one percent make whole amount and can be redeemed at par after twenty-one months. All other significant terms of the loan remained unchanged after the refinancing.
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
Short-Term Borrowings
During the twelve months ended December 31, 2024, AbbVie issued and redeemed $7.7 billion of commercial paper. Subsequent to December 31, 2024, AbbVie issued commercial paper borrowings of which $3.3 billion were outstanding as of date of filing of this Annual Report on Form 10-K. There were no commercial paper borrowings outstanding as of December 31, 2024 and December 31, 2023. The weighted average interest rate on commercial paper borrowings was 4.91% for the twelve months ended December 31, 2024.
AbbVie currently has an existing $5.0 billion five-year revolving credit facility that matures in March 2028. Subsequent to December 31, 2024, in addition to the existing revolving credit facility, AbbVie entered into a new $3.0 billion five-year revolving credit facility that matures in January 2030. The revolving credit facilities enable the company to borrow funds on an unsecured basis at variable interest rates and contain various covenants. At December 31, 2024, the company was in compliance with all covenants and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of December 31, 2024 and December 31, 2023.
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

77	| 2024 Form 10-K

functional currency of the local entity. These contracts, with notional amounts totaling $1.9 billion at December 31, 2024 and $1.8 billion at December 31, 2023, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of December 31, 2024 are reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
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
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated debt, trade payables, receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange gains or loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $5.9 billion at December 31, 2024 and $7.9 billion at December 31, 2023.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €3.1 billion at December 31, 2024 and €5.4 billion December 31, 2023. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €6.2 billion, SEK1.4 billion, CAD500 million and CHF50 million at December 31, 2024 and €4.9 billion, SEK1.4 billion, CAD750 million and CHF50 million at December 31, 2023. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $3.5 billion at December 31, 2024 and $5.0 billion at December 31, 2023. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2024 Form 10-K |	78

The following table summarizes the amounts and location of AbbVie's derivative instruments on the consolidated balance sheets:

	Fair value - Derivatives in asset position			Fair value - Derivatives in liability position
as of December 31 (in millions)	Balance sheet caption	2024	2023	Balance sheet caption	2024	2023
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$119	$12	Accounts payable and accrued liabilities	$5	$32
Designated as net investment hedges	Prepaid expenses and other	4	13	Accounts payable and accrued liabilities	—	66
Designated as net investment hedges	Other assets	148	—	Other long-term liabilities	—	69
Not designated as hedges	Prepaid expenses and other	42	41	Accounts payable and accrued liabilities	30	36
Interest rate swap contracts
Designated as fair value hedges	Other assets	—	—	Other long-term liabilities	231	293
Total derivatives		$313	$66		$266	$496
While certain derivatives are subject to netting arrangements with the company's counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

years ended in December 31 (in millions)	2024	2023	2022
Foreign currency forward exchange contracts
Designated as cash flow hedges	$192	$(2)	$103
Designated as net investment hedges	435	(144)	395
Cross-currency swap contracts designated as cash flow hedges	—	(6)	—
Interest rate swap contracts designated as cash flow hedges	—	—	6
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $126 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $21 million into interest expense, net for treasury rate lock agreement cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax gains of $305 million in 2024, pre-tax losses of $252 million in 2023 and pre-tax gains of $406 million in 2022.

79	| 2024 Form 10-K

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 13 for the amount of net gains (losses) reclassified out of AOCI.

years ended December 31 (in millions)	Statement of earnings caption	2024	2023	2022
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$73	$77	$82
Designated as net investment hedges	Interest expense, net	123	112	94
Not designated as hedges	Net foreign exchange loss	6	33	(156)
Treasury rate lock agreements designated as cash flow hedges	Interest expense, net	23	24	23
Cross-currency swap contracts designated as cash flow hedges	Net foreign exchange loss	—	(6)	—
Interest rate swap contracts
Designated as cash flow hedges	Interest expense, net	—	—	(1)
Designated as fair value hedges	Interest expense, net	62	98	(402)
Debt designated as hedged item in fair value hedges	Interest expense, net	(62)	(98)	402
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

2024 Form 10-K |	80

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2024:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$5,524	$5,179	$345	$—
Money market funds and time deposits	10	—	10	—
Debt securities	33	—	33	—
Equity securities	98	70	28	—
Foreign currency contracts	313	—	313	—
Total assets	$5,978	$5,249	$729	$—
Liabilities
Interest rate swap contracts	$231	$—	$231	$—
Foreign currency contracts	35	—	35	—
Financing liability	328	—	—	328
Contingent consideration	21,666	—	—	21,666
Total liabilities	$22,260	$—	$266	$21,994
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

81	| 2024 Form 10-K

or a number of inputs, including discount rates, estimated probabilities and timing of achieving milestones and estimated amounts of future sales. The change in fair value recognized in net earnings is recorded in other expense, net in the consolidated statements of earnings and included a charge of $82 million in 2024. The change in fair value attributable to instrument-specific credit risk is recognized in other comprehensive loss and was not significant.
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
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	2024		2023
years ended December 31 (in millions)	Range	Weighted Average(a)	Range	Weighted Average(a)
Discount rate	4.6% - 5.2%	4.8%	4.3% - 5.9%	4.5%
Probability of payment for royalties by indication(b)	100%	100%	89% - 100%	99%
Projected year of payments	2025 - 2034	2029	2024 - 2034	2027
(a)Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b)Excluding approved indications, the estimated probability of payment was 89% at December 31, 2023.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

years ended December 31 (in millions)	2024	2023	2022
Beginning balance	$19,890	$16,384	$14,887
Additions(a)	—	—	32
Change in fair value recognized in net earnings	3,771	5,128	2,761
Payments	(1,995)	(1,622)	(1,296)
Ending balance	$21,666	$19,890	$16,384
(a)Additions during the year ended December 31, 2022, represent contingent consideration liabilities assumed in the DJS acquisition.
The change in fair value recognized in net earnings is recorded in other expense, net in the consolidated statements of earnings and included charges of $3.8 billion in 2024, $5.1 billion in 2023 and $2.8 billion in 2022. In 2024, the change in fair value reflected higher estimated Skyrizi sales and the passage of time, partially offset by higher discount rates. In 2023, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake, the passage of time and lower discount rates. In 2022, the change in fair value reflected higher estimated Skyrizi sales driven by stronger market share uptake and the passage of time, partially offset by higher discount rates.
Contingent consideration payments of amounts up to the initial acquisition date fair value are classified as cash outflows from financing activities and payments of amounts in excess of the initial acquisition date fair value are classified as cash outflows from operating activities in the consolidated statements of cash flows.

2024 Form 10-K |	82

Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2024 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair values	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	$6,797	$6,767	$6,620	$147	$—
Long-term debt and finance lease obligations, excluding fair value hedges and financing liability	60,243	55,836	53,441	2,395	—
Total liabilities	$67,040	$62,603	$60,061	$2,542	$—
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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $169 million as of December 31, 2024 and $159 million as of December 31, 2023. No significant cumulative upward or downward adjustments have been recorded for these investments as of December 31, 2024.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 81% as of December 31, 2024 and December 31, 2023, and substantially all of AbbVie's pharmaceutical product net revenues in the United States were to these three wholesalers.

83	| 2024 Form 10-K

Note 12 Post-Employment Benefits

AbbVie sponsors various pension and other post-employment benefit plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. In addition, AbbVie provides medical benefits, primarily to eligible retirees in the United States and Puerto Rico, through other post-retirement benefit plans. Net obligations for these plans have been reflected on the consolidated balance sheets as of December 31, 2024 and 2023.
The following table summarizes benefit plan information for the global AbbVie-sponsored defined benefit and other post-employment plans:

	Defined benefit plans		Other post-employment plans
as of and for the years ended December 31 (in millions)	2024	2023	2024	2023
Projected benefit obligations
Beginning of period	$9,544	$8,588	$796	$667
Service cost	286	270	43	37
Interest cost	451	432	41	37
Actuarial (gain) loss	(855)	491	(62)	89
Benefits paid	(347)	(316)	(31)	(35)
Other, primarily foreign currency translation adjustments	(115)	79	(1)	1
End of period	8,964	9,544	786	796
Fair value of plan assets
Beginning of period	9,839	8,472	—	—
Actual return on plan assets	865	1,230	—	—
Company contributions	326	366	31	35
Benefits paid	(347)	(316)	(31)	(35)
Other, primarily foreign currency translation adjustments	(132)	87	—	—
End of period	10,551	9,839	—	—
Funded status, end of period	$1,587	$295	$(786)	$(796)

Amounts recognized on the consolidated balance sheets
Other assets	$2,097	$1,086	$—	$—
Accounts payable and accrued liabilities	(20)	(17)	(42)	(32)
Other long-term liabilities	(490)	(774)	(744)	(764)
Net asset (obligation)	$1,587	$295	$(786)	$(796)
Actuarial loss, net	$1,303	$2,290	$203	$282
Prior service cost (credit)	1	1	(261)	(297)
Accumulated other comprehensive loss (income)	$1,304	$2,291	$(58)	$(15)
Related to international defined benefit plans the projected benefit obligations in the table above included $2.2 billion at December 31, 2024 and $2.4 billion at December 31, 2023.
For plans reflected in the table above, the accumulated benefit obligations were $8.1 billion at December 31, 2024 and $8.6 billion at December 31, 2023.
The 2024 actuarial gain of $855 million for qualified pension plans and actuarial gain of $62 million for other post-employment plans were primarily driven by an increase in the discount rate. The 2023 actuarial loss of $491 million for qualified pension plans and actuarial loss of $89 million for other post-employment plans were primarily driven by a decrease in the discount rate and changes to experience impact and medical trends assumptions.

2024 Form 10-K |	84

Information For Pension Plans With An Accumulated Benefit Obligation In Excess Of Plan Assets

as of December 31 (in millions)	2024	2023
Accumulated benefit obligation	$527	$1,410
Fair value of plan assets	94	890
Information For Pension Plans With A Projected Benefit Obligation In Excess Of Plan Assets

as of December 31 (in millions)	2024	2023
Projected benefit obligation	$775	$6,343
Fair value of plan assets	265	5,552
Amounts Recognized in Other Comprehensive Income (Loss)
The following table summarizes the pre-tax losses (gains) included in other comprehensive income (loss):

years ended December 31 (in millions)	2024	2023	2022
Defined benefit plans
Actuarial gain	$(935)	$(16)	$(925)
Amortization of prior service cost	—	(1)	(2)
Amortization of actuarial loss	(52)	(16)	(231)
Foreign exchange loss (gain) and other	—	(44)	17
Total gain	$(987)	$(77)	$(1,141)
Other post-employment plans
Actuarial loss (gain)	$(62)	$89	$(229)
Prior service credit	—	—	(2)
Amortization of prior service credit	36	36	38
Amortization of actuarial loss	(17)	(12)	(26)
Total loss (gain)	$(43)	$113	$(219)
Net Periodic Benefit Cost

years ended December 31 (in millions)	2024	2023	2022
Defined benefit plans
Service cost	$286	$270	$454
Interest cost	451	432	297
Expected return on plan assets	(785)	(723)	(712)
Amortization of prior service cost	—	1	2
Amortization of actuarial loss	52	16	231
Net periodic benefit cost (credit)	$4	$(4)	$272
Other post-employment plans
Service cost	$43	$37	$51
Interest cost	41	37	23
Amortization of prior service credit	(36)	(36)	(38)
Amortization of actuarial loss	17	12	26
Net periodic benefit cost	$65	$50	$62
The components of net periodic benefit cost other than service cost are included in other expense, net in the consolidated statements of earnings.

85	| 2024 Form 10-K

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

as of December 31	2024	2023
Defined benefit plans
Discount rate	5.4%	4.8%
Rate of compensation increases	4.4%	4.8%
Cash balance interest crediting rate	4.0%	4.4%
Other post-employment plans
Discount rate	5.7%	5.1%
The assumptions used in calculating the December 31, 2024 measurement date benefit obligations will be used in the calculation of net periodic benefit cost in 2025.
Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

years ended December 31	2024	2023	2022
Defined benefit plans
Discount rate for determining service cost	4.8%	5.0%	3.0%
Discount rate for determining interest cost	4.8%	4.9%	2.6%
Expected long-term rate of return on plan assets	7.5%	7.3%	7.1%
Expected rate of change in compensation	4.4%	4.8%	5.2%
Cash balance interest crediting rate	4.4%	2.7%	2.7%
Other post-employment plans
Discount rate for determining service cost	5.2%	5.3%	3.3%
Discount rate for determining interest cost	4.9%	5.1%	2.7%
For the December 31, 2024 post-retirement health care obligations remeasurement, the company assumed a 6.6% pre-65 (2.0% post-65) annual rate of increase in the per capita cost of covered health care benefits. The pre-65 rate was assumed to decrease gradually to 4.5% (1.8% post-65) in 2033 and remain at that level thereafter. For purposes of measuring the 2024 post-retirement health care costs, the company assumed a 7.4% pre-65 (2.1% post-65) annual rate of increase in the per capita cost of covered health care benefits. The pre-65 rate was assumed to decrease gradually to 4.5% (1.8% post-65) for 2032 and remain at that level thereafter.

2024 Form 10-K |	86

Defined Benefit Pension Plan Assets

		Basis of fair value measurement
as of December 31 (in millions)	2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$1,131	$1,131	$—	$—
U.S. mid cap(b)	176	176	—	—
International(c)	408	408	—	—
Fixed income securities
U.S. government securities(d)	414	18	396	—
Corporate debt instruments(d)	609	29	580	—
Non-U.S. government securities(d)	346	183	163	—
Other(d)	20	15	5	—
Absolute return funds(e)	176	82	94	—
Other(f)	351	350	1	—
Total	$3,631	$2,392	$1,239	$—
Total assets measured at NAV	6,920
Fair value of plan assets	$10,551

		Basis of fair value measurement
as of December 31 (in millions)	2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
U.S. large cap(a)	$1,018	$1,018	$—	$—
U.S. mid cap(b)	173	173	—	—
International(c)	488	488	—	—
Fixed income securities
U.S. government securities(d)	246	62	184	—
Corporate debt instruments(d)	714	155	559	—
Non-U.S. government securities(d)	461	301	160	—
Other(d)	126	124	2	—
Absolute return funds(e)	155	66	89	—
Other(f)	414	413	1	—
Total	$3,795	$2,800	$995	$—
Total assets measured at NAV	6,044
Fair value of plan assets	$9,839
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
(f)Investments in cash and cash equivalents.

87	| 2024 Form 10-K

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
The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities and lower return, less volatile fixed income securities. Investment allocations are established for each plan and are generally made across a range of markets, industry sectors, capitalization sizes and in the case of fixed income securities, maturities and credit quality. The 2024 target investment allocation for the AbbVie Pension Plan was 62.5% in equity securities, 22.5% in fixed income securities and 15% in asset allocation strategies and other holdings. There are no known significant concentrations of risk in the plan assets of the AbbVie Pension Plan or of any other plans.
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
Expected Benefit Payments
The following table summarizes total benefit payments expected to be paid to plan participants including payments funded from both plan and company assets:

years ending December 31 (in millions)	Defined benefit plans	Other post-employment plans
2025	$363	$42
2026	383	46
2027	410	49
2028	435	53
2029	464	57
2030 to 2034	3,007	330
Defined Contribution Plan
AbbVie maintains defined contribution savings plans for the benefit of its eligible employees. The expense recognized for these plans was $425 million in 2024, $398 million in 2023 and $474 million in 2022. AbbVie provides certain other post-employment benefits, primarily salary continuation arrangements, to qualifying employees and accrues for the related cost over the service lives of the employees.
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

2024 Form 10-K |	88

Stock-based compensation expense is principally related to awards issued pursuant to the 2013 ISP and the Amended Plan and is summarized as follows:

years ended December 31 (in millions)	2024	2023	2022
Cost of products sold	$55	$46	$38
Research and development	341	278	232
Selling, general and administrative	515	423	401
Pre-tax compensation expense	911	747	671
Tax benefit	159	136	122
After-tax compensation expense	$752	$611	$549
Realized excess tax benefits associated with stock-based compensation totaled $84 million in 2024, $90 million in 2023 and $116 million in 2022.
In addition to stock-based compensation expense included in the table above and in connection with the acquisitions of ImmunoGen and Cerevel Therapeutics, AbbVie incurred cash-settled, post-closing expense for ImmunoGen and Cerevel Therapeutics employee incentive awards, which is summarized in the table below:

year ended December 31 (in millions)	2024
Cost of products sold	$36
Research and development	184
Selling, general and administrative	290
Total post-closing cash settled expense	$510
Stock Options
Stock options awarded to employees typically have a contractual term of 10 years and generally vest in one-third increments over a 3-year period. The exercise price is equal to at least 100% of the market value on the date of grant. The fair value is determined using the Black-Scholes model. The weighted-average grant-date fair values of stock options granted were $31.53 in 2024, $29.89 in 2023 and $22.83 in 2022.
The following table summarizes AbbVie stock option activity in 2024:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	7,481	$102.80	5.0	$390
Granted	648	175.26
Exercised	(2,420)	89.01
Lapsed and forfeited	(96)	81.16
Outstanding at December 31, 2024	5,613	$117.48	5.6	$338
Exercisable at December 31, 2024	4,295	$104.07	4.7	$316
The total intrinsic value of options exercised was $202 million in 2024, $189 million in 2023 and $295 million in 2022. The total fair value of options vested during 2024 was $18 million. As of December 31, 2024, $6 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
RSUs awarded to employees other than senior executives and other key employees generally vest in ratable increments over a three-year period. Recipients of these RSUs are entitled to receive dividend equivalents as dividends are declared and paid during the RSU vesting period.
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

89	| 2024 Form 10-K

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

The following table summarizes AbbVie RSU and performance share activity for 2024:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2023	10,739	$136.42
Granted	5,558	168.62
Granted in acquisitions	605	168.24
Vested	(6,052)	128.28
Forfeited	(463)	152.79
Outstanding at December 31, 2024	10,387	$159.52
The fair market value of RSUs and performance shares (as applicable) vested was $1.1 billion in 2024, $1.0 billion in 2023 and $1.0 billion in 2022.
In connection with the ImmunoGen and Cerevel Therapeutics acquisitions, AbbVie issued 0.6 million RSUs to holders of ImmunoGen and Cerevel Therapeutics equity awards based on a conversion factor described in each of the transaction agreements. See Note 5 for additional information regarding the ImmunoGen and Cerevel Therapeutics acquisitions.
As of December 31, 2024, $655 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
Cash dividends declared per common share totaled $6.29 in 2024, $5.99 in 2023 and $5.71 in 2022. The following table summarizes quarterly cash dividends declared during 2024, 2023 and 2022:

2024			2023			2022
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/30/24	02/14/25	$1.64	10/26/23	02/15/24	$1.55	10/28/22	02/15/23	$1.48
09/06/24	11/15/24	$1.55	09/08/23	11/15/23	$1.48	09/09/22	11/15/22	$1.41
06/21/24	08/15/24	$1.55	06/22/23	08/15/23	$1.48	06/23/22	08/15/22	$1.41
02/15/24	05/15/24	$1.55	02/16/23	05/15/23	$1.48	02/17/22	05/16/22	$1.41
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
On February 16, 2023, AbbVie's board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 7 million shares for $1.3 billion in 2024, 10 million shares for $1.6 billion in 2023 and 8 million shares for $1.1 billion in 2022. AbbVie's remaining stock repurchase authorization was $3.5 billion as of December 31, 2024.

2024 Form 10-K |	90

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2024, 2023 and 2022:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2021	$(570)	$(91)	$(2,546)	$308	$(2,899)
Other comprehensive income (loss) before reclassifications	(943)	629	915	91	692
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(74)	173	(91)	8
Net current-period other comprehensive income (loss)	(943)	555	1,088	—	700
Balance as of December 31, 2022	(1,513)	464	(1,458)	308	(2,199)
Other comprehensive income (loss) before reclassifications	407	(311)	(23)	(10)	63
Net gains reclassified from accumulated other comprehensive loss	—	(88)	(7)	(74)	(169)
Net current-period other comprehensive income (loss)	407	(399)	(30)	(84)	(106)
Balance as of December 31, 2023	(1,106)	65	(1,488)	224	(2,305)
Other comprehensive income (loss) before reclassifications	(1,008)	580	799	155	526
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(96)	25	(75)	(146)
Net current-period other comprehensive income (loss)	(1,008)	484	824	80	380
Balance as of December 31, 2024	$(2,114)	$549	$(664)	$304	$(1,925)
Other comprehensive income (loss) for 2024 included pension and post-employment benefit plan gains of $824 million primarily due to actuarial gains driven by higher discount rates. Other comprehensive income (loss) for 2024 also included foreign currency translation adjustments totaling losses of $1.0 billion principally due to the impact of the weakening of the Euro on the translation of the company's Euro-denominated assets and the offsetting impact of net investment hedging activities totaling gains of $484 million. Other comprehensive income (loss) for 2023 included foreign currency translation adjustments totaling gains of $407 million principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling losses of $399 million. Other comprehensive income for 2022 included pension and post-employment benefit plan gains of $1.1 billion primarily due to actuarial gains driven by higher discount rates partially offset by losses on plan assets. Other comprehensive income (loss) for 2022 also included foreign currency translation adjustments totaling losses of $943 million principally due to the impact of the weakening of the Euro on the translation of the company's Euro-denominated assets and the offsetting impact of net investment hedging activities totaling gains of $555 million.

91	| 2024 Form 10-K

The table below presents the impact on AbbVie's consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

years ended December 31 (in millions) (brackets denote gains)	2024	2023	2022
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(123)	$(112)	$(94)
Tax expense	27	24	20
Total reclassifications, net of tax	$(96)	$(88)	$(74)
Pension and post-employment benefits
Amortization of actuarial losses (gains) and other(b)	$33	$(7)	$221
Tax benefit	(8)	—	(48)
Total reclassifications, net of tax	$25	$(7)	$173
Cash flow hedging activities
Gains on foreign currency forward exchange contracts(c)	$(73)	$(77)	$(82)
Gains on treasury rate lock agreements(a)	(23)	(24)	(23)
Losses on interest rate swap contracts(a)	—	—	1
Losses on cross-currency swap contracts(d)	—	6	—
Tax expense	21	21	13
Total reclassifications, net of tax	$(75)	$(74)	$(91)
(a)Amounts are included in interest expense, net (see Note 11).
(b)Amounts are included in the computation of net periodic benefit cost (see Note 12).
(c)Amounts are included in cost of products sold (see Note 11).
(d)Amounts are included in net foreign exchange loss (see Note 11).
Other
In addition to common stock, AbbVie's authorized capital includes 200 million shares of preferred stock, par value $0.01. As of December 31, 2024, no shares of preferred stock were issued or outstanding.

2024 Form 10-K |	92

Note 14 Income Taxes

Earnings Before Income Tax Expense

years ended December 31 (in millions)	2024	2023	2022
Domestic	$(7,743)	$(3,475)	$(4,608)
Foreign	11,459	9,725	18,085
Total earnings before income tax expense	$3,716	$6,250	$13,477
Income Tax Expense

years ended December 31 (in millions)	2024	2023	2022
Current
Domestic	$(331)	$3,272	$2,647
Foreign	1,210	994	916
Total current taxes	$879	$4,266	$3,563
Deferred
Domestic	$(1,303)	$(2,324)	$(1,512)
Foreign	(146)	(565)	(419)
Total deferred taxes	$(1,449)	$(2,889)	$(1,931)
Total income tax expense (benefit)	$(570)	$1,377	$1,632
Effective Tax Rate Reconciliation

years ended December 31	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	7.6	8.0	(4.4)
U.S. tax credits	(5.4)	(3.1)	(2.8)
Stock-based compensation	(1.2)	(1.0)	(0.6)
Non-deductible expenses	1.1	0.7	0.4
Tax law changes and related structuring	(0.3)	(3.8)	(2.4)
Tax audits, settlements and reserves	(51.4)	(1.1)	0.9
Acquisition costs	13.4	0.2	—
All other, net	(0.1)	1.1	—
Effective tax rate	(15.3)%	22.0%	12.1%
The effective income tax rate fluctuates year to year due to the allocation of the company’s taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including changes in tax law and business development activities. The effective income tax rates in 2024, 2023 and 2022 differed from the statutory tax rate principally due to the impact of foreign operations with lower income tax rates in locations outside the United States, the U.S. global minimum tax, changes in fair value of contingent consideration, tax audits and settlements, tax credits and incentives in the United States, Puerto Rico and other foreign tax jurisdictions, and business development activities. The effective income tax rate in 2024 was lower than prior periods due to the resolutions of various tax positions pertaining to multiple prior tax years, including the closing of U.S. IRS examinations covering three tax years, partially offset by increases in unrecognized tax benefits pertaining to prior years. The lower effective income tax rate in 2024 also reflects an increase due to acquisition costs related to certain business development activities and a decrease related to changes in fair value of contingent consideration. The effective income tax rate in 2023 was higher than prior periods due to increased changes in fair value of contingent consideration, intangible asset impairments and the impacts of the transition from the Puerto Rico excise tax to an income tax.
In 2022, Puerto Rico enacted Act 52-2022 (the Puerto Rico Act) allowing for a transition from a Puerto Rico excise tax levied on gross inventory purchases to an income-based tax beginning in 2023. The company completed the transition requirements of the Puerto Rico Act in 2022, resulting in the remeasurement of certain deferred tax assets and liabilities

93	| 2024 Form 10-K

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
Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2024	2023
Deferred tax assets
Compensation and employee benefits	$215	$519
Accruals and reserves	1,253	1,113
Chargebacks and rebates	1,354	1,431
Advance payments	66	298
Net operating losses and other carryforwards	15,815	14,316
Other	2,156	2,259
Total deferred tax assets	20,859	19,936
Valuation allowances	(14,823)	(13,478)
Total net deferred tax assets	6,036	6,458
Deferred tax liabilities
Excess of book basis over tax basis of intangible assets	(1,969)	(1,535)
Excess of book basis over tax basis in investments	(302)	(374)
Other	(718)	(746)
Total deferred tax liabilities	(2,989)	(2,655)
Net deferred tax assets	$3,047	$3,803
The decrease in deferred tax assets is primarily related to a decrease in compensation, employee benefits and advance payments. The increase in deferred tax liabilities is primarily due to the acquisition of Cerevel Therapeutics and ImmunoGen in which the company recorded the excess of book basis over tax basis of intangible assets, offset by amortization and impairment of intangible assets.
The company had valuation allowances of $14.8 billion as of December 31, 2024 and $13.5 billion as of December 31, 2023. These were principally related to foreign and state net operating losses and other credit carryforwards that are not expected to be realized.
The company incurred carryforward deductions in a foreign jurisdiction where realization of the future income tax benefit was, in previous reporting periods, considered so remote that the income tax benefit was not recognized as a deferred tax asset. In 2024, the company concluded that the future income tax benefit of the carryforward balances is no longer remote and therefore, a deferred tax asset was recognized. The company also recognized an offsetting valuation allowance, resulting in no net impact to deferred tax assets as such carryforward balances are not expected to be realized in the foreseeable future.
As of December 31, 2024, the company had U.S. federal, state and foreign credit carryforwards of $669 million as well as U.S. federal, state and foreign net operating loss carryforwards of $38.9 billion, which will expire at various times through 2044. The company also had foreign loss carryforwards of $33.3 billion that have no expiration.
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

2024 Form 10-K |	94

Unrecognized Tax Benefits

years ended December 31 (in millions)	2024	2023	2022
Beginning balance	$5,762	$5,670	$5,489
Increase due to current year tax positions	173	129	88
Increase due to prior year tax positions	454	109	243
Decrease due to prior year tax positions	(1,741)	(21)	(33)
Settlements	(284)	(86)	(7)
Increase due to acquisitions	82	—	—
Lapse of statutes of limitations	(45)	(39)	(110)
Ending balance	$4,401	$5,762	$5,670
If recognized, the net amount of potential tax benefits that would impact the company's effective tax rate is $4.3 billion in 2024 and $5.6 billion in 2023. The "Increase due to current year tax positions" and "Increase due to prior year tax positions" in the table above include amounts related to federal, state and international tax items.
AbbVie recognizes interest and penalties related to income tax matters in income tax expense in the consolidated statements of earnings. AbbVie recognized a gross income tax benefit of $179 million in 2024 and gross income tax expense of $430 million in 2023 and $339 million in 2022 for interest and penalties related to income tax matters. AbbVie had an accrual for the payment of gross interest and penalties of $1.4 billion at December 31, 2024, $1.6 billion at December 31, 2023 and $1.1 billion at December 31, 2022.
The company is routinely audited by the tax authorities in significant jurisdictions and a number of audits are currently underway. It is reasonably possible that the company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $40 million in connection with statute of limitation expirations. The company has various federal, state and foreign examinations ongoing. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings, and as a result, we cannot reasonably estimate the timing of resolution for certain unrecognized tax benefits. All significant federal, state and international tax matters have been concluded for years before 2009. The company believes adequate provision has been made for all income tax uncertainties.
Note 15 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $2.5 billion as of December 31, 2024 and $2.0 billion as of December 31, 2023. For litigation matters discussed below for which a loss is probable or reasonably possible, the company is unable to estimate the possible loss or range of loss, if any, beyond the amounts accrued. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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

95	| 2024 Form 10-K

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
In November 2022, the State of Oregon filed a lawsuit in the Multnomah County, Oregon Circuit Court, alleging that 2011 patent litigation by Abbott with a generic company regarding AndroGel was sham litigation and the settlement of that litigation violated state antitrust law. Oregon also brought a claim under the Oregon False Claims Act, which the court dismissed on October 31, 2024. In November 2024, the parties reached an agreement in principle to resolve this lawsuit.

Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 435 lawsuits are pending against Allergan in federal and state courts. Most of the federal court lawsuits are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 35 of the lawsuits are pending in various state courts. The plaintiffs in these lawsuits, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 435 lawsuits, approximately 25 of them are brought by states, counties, cities, and other municipal entities, approximately 5 of which are in the process of being dismissed pursuant to the previously announced settlement. Another approximately 45 of the approximately 435 lawsuits are covered by a proposed class settlement between Allergan and a class of acute care hospitals, which is subject to court approval and other contingencies.
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
In May and July 2022, two shareholder derivative lawsuits, Treppel Family Trust v. Gonzalez et al., and Katcher v. Gonzalez, et al., were filed in the United States District Court for the Northern District of Illinois, alleging that certain AbbVie directors and officers breached fiduciary and other legal duties in making or allowing alleged misstatements regarding the potential effect that safety information about another company’s product would have on the Food and Drug Administration’s approval and labeling for AbbVie’s Rinvoq. In October 2024, the court granted defendants’ motion to dismiss without prejudice. In November 2024, the dismissal was converted to one with prejudice.

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
Lawsuits are pending against various Allergan entities in the United States and other countries including Brazil, Canada, South Korea, and the Netherlands, in which plaintiffs generally allege that they developed, or may develop, breast implant-

2024 Form 10-K |	96

associated anaplastic large cell lymphoma (ALCL) or other injuries from Allergan’s Biocell® textured breast implants, which were voluntarily withdrawn from worldwide markets in 2019. Approximately 135 ALCL lawsuits and 1,100 other lawsuits are coordinated for pre-trial purposes in the United States District Court for the District of New Jersey under the MDL rules as In re: Allergan Biocell Textured Breast Implant Product Liability Litigation, MDL No. 2921. Approximately 75 ALCL lawsuits and 460 other lawsuits are pending in various state courts. Approximately 60 ALCL and 1,000 other lawsuits are pending in other countries. Plaintiffs generally seek monetary damages, medical monitoring, and attorneys’ fees.
In January 2025, a putative class action lawsuit, Sheet Metal Workers’ Health Plan of Southern California, Arizona, and Nevada v. AbbVie Inc., was filed in the United States District Court for the Northern District of Illinois on behalf of third-party payors of Humira, alleging that AbbVie’s rebating practices are impairing biosimilar competition with Humira in violation of federal and state antitrust laws. The plaintiff generally seeks monetary damages, injunctive relief and attorneys' fees.
Intellectual Property Litigation
AbbVie Inc. is seeking to enforce patent rights relating to upadacitinib (a drug sold under the trademark Rinvoq). Litigation was filed in the United States District Court for the District of Delaware in November 2023 against Hetero USA, Inc., Hetero Labs Limited, Hetero Labs Limited Unit-V, Aurobindo Pharma USA, Inc., Aurobindo Pharma Ltd., Sandoz, Inc., Sandoz Private Limited, Sandoz GMBH, and Sun Pharmaceutical Industries, Ltd. AbbVie alleges defendants’ proposed generic upadacitinib products infringe certain patents and seeks declaratory and injunctive relief.
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
The CODM regularly reviews net revenues, net earnings and significant segment expenses and uses net earnings as its principal measure of segment profit or loss. Net earnings and significant segment expenses reviewed by CODM are reported on the Consolidated Statement of Earnings for the years ended December 31, 2024, 2023 and 2022. The CODM uses net earnings as its principal measure of segment profit or loss to compare past financial performance with current performance and analyze underlying business performance and trends. The CODM does not use segment assets to make decisions regarding resources; therefore, the total asset disclosure has not been included.

97	| 2024 Form 10-K

Substantially all of AbbVie's pharmaceutical product net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. The following tables detail AbbVie's worldwide net revenues:

years ended December 31 (in millions)		2024	2023	2022
Immunology
Humira	United States	$7,142	$12,160	$18,619
	International	1,851	2,244	2,618
	Total	$8,993	$14,404	$21,237
Skyrizi	United States	$10,086	$6,753	$4,484
	International	1,632	1,010	681
	Total	$11,718	$7,763	$5,165
Rinvoq	United States	$4,259	$2,824	$1,794
	International	1,712	1,145	728
	Total	$5,971	$3,969	$2,522
Oncology
Imbruvica	United States	$2,448	$2,665	$3,426
	Collaboration revenues	899	931	1,142
	Total	$3,347	$3,596	$4,568
Venclexta	United States	$1,234	$1,087	$1,009
	International	1,349	1,201	1,000
	Total	$2,583	$2,288	$2,009
Elahere(a)	United States	$477	$—	$—
	International	2	—	—
	Total	$479	$—	$—
Epkinly	Collaboration revenues	$118	$28	$—
	International	28	3	—
	Total	$146	$31	$—
Aesthetics
Botox Cosmetic	United States	$1,682	$1,670	$1,654
	International	1,038	1,012	961
	Total	$2,720	$2,682	$2,615
Juvederm Collection	United States	$469	$519	$548
	International	708	859	880
	Total	$1,177	$1,378	$1,428
Other Aesthetics	United States	$1,118	$1,060	$1,122
	International	161	174	168
	Total	$1,279	$1,234	$1,290
Neuroscience
Botox Therapeutic	United States	$2,718	$2,476	$2,255
	International	565	515	464
	Total	$3,283	$2,991	$2,719
Vraylar	United States	$3,260	$2,755	$2,037
	International	7	4	1
	Total	$3,267	$2,759	$2,038
Duodopa	United States	$96	$97	$95
	International	351	371	363
	Total	$447	$468	$458
Ubrelvy	United States	$981	$803	$680
	International	25	12	—
	Total	$1,006	$815	$680
Qulipta	United States	$628	$405	$158
	International	30	3	—
	Total	$658	$408	$158

2024 Form 10-K |	98

years ended December 31 (in millions)		2024	2023	2022
Other Neuroscience	United States	$224	$254	$456
	International	114	22	19
	Total	$338	$276	$475
Eye Care
Ozurdex	United States	$138	$143	$139
	International	356	329	289
	Total	$494	$472	$428
Lumigan/Ganfort	United States	$187	$173	$242
	International	242	259	272
	Total	$429	$432	$514
Alphagan/Combigan	United States	$95	$121	$202
	International	153	151	144
	Total	$248	$272	$346
Restasis	United States	$172	$382	$621
	International	52	54	45
	Total	$224	$436	$666
Other Eye Care	United States	$472	$433	$399
	International	375	370	348
	Total	$847	$803	$747
Other Key Products
Mavyret	United States	$595	$659	$755
	International	716	771	786
	Total	$1,311	$1,430	$1,541
Creon	United States	$1,383	$1,268	$1,278
Linzess/Constella	United States	$916	$1,073	$1,003
	International	38	35	32
	Total	$954	$1,108	$1,035
All other		$3,032	$3,035	$4,137
Total net revenues		$56,334	$54,318	$58,054
(a)Net revenues include ImmunoGen product revenues after the acquisition closing date of February 12, 2024.

99	| 2024 Form 10-K

Net revenues to external customers by geographic area, based on product shipment destination, were as follows:

years ended December 31 (in millions)	2024	2023	2022
United States	$43,029	$41,883	$45,713
Germany	1,465	1,266	1,340
Japan	1,122	1,008	956
Canada	1,088	1,076	1,159
China	917	950	912
France	776	780	787
Spain	528	501	506
United Kingdom	522	417	462
Italy	511	484	444
Brazil	464	439	430
Australia	463	472	508
All other countries	5,449	5,042	4,837
Total net revenues	$56,334	$54,318	$58,054
See the following for additional information about certain income and expenses included in net earnings: intangible assets amortization expense (Note 7), intangible assets impairment expense (Note 7), change in fair value of contingent consideration (Note 11), interest income and expense (Note 3), depreciation expense (Note 2), litigation matters (Note 15), income tax expense (Note 14) and restructuring expense (Note 8).
Long-lived assets, primarily net property and equipment, by geographic area were as follows:

as of December 31 (in millions)	2024	2023
United States	$3,331	$3,139
Europe	1,485	1,433
All other	318	417
Total long-lived assets	$5,134	$4,989
Note 17 Fourth Quarter Financial Results (unaudited)

quarter ended December 31 (in millions except per share data)	2024
Net revenues	$15,102
Gross margin	10,706
Net loss attributable to AbbVie Inc.	(22)
Basic loss per share attributable to AbbVie Inc.	$(0.02)
Diluted loss per share attributable to AbbVie Inc.	$(0.02)
Cash dividends declared per common share	$1.64

2024 Form 10-K |	100

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AbbVie Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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

101	| 2024 Form 10-K

Sales rebate accruals for Medicaid, Medicare and managed care programs
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Revenue Recognition,” the Company established provisions for sales rebates in the same period the related product is sold. At December 31, 2024, the Company had $14,304 million in sales rebate accruals, a large portion of which were for rebates accrued for pharmacy benefit managers, state government Medicaid programs, insurance companies that administer Medicare drug plans and private entities for Medicaid, Medicare and managed care programs. In order to establish the rebate accruals, the Company estimated its rebates based on estimates and assumptions, including the determination of the related payer of the rebate based on sales trends, changes in rebate contracts which impacts the applicable price and rebate terms, and the corresponding lag in payment timing.
Auditing the Medicaid, Medicare and managed care sales rebate accruals was complex and required significant auditor judgment because the accruals consider multiple subjective and complex estimates and assumptions. In deriving these estimates and assumptions, the Company used both internal and external sources of information. Management supplemented its historical data analysis with qualitative adjustments based upon changes in rebate trends, rebate programs, contract terms, legislative changes, or other significant events which indicate a change in the reserve is appropriate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s sales rebate accruals for Medicaid, Medicare and managed care programs. This included testing controls over management’s review of the significant assumptions and other inputs used in the estimation of Medicaid, Medicare and managed care rebates, among others, including the significant assumptions discussed above. Specifically, we tested management’s controls to evaluate the sufficiency of its reserve estimates by comparing to actual rebates paid, controls over rebate validation and processing, and controls to ensure that the data used to evaluate and support the significant assumptions was complete and accurate.
To test the sales rebate accruals and assess the historical accuracy of management's estimate for Medicaid, Medicare and managed care programs, our audit procedures included independently calculating the sales rebate accruals based on historical payments and performing a hindsight analysis on the reserves recorded. Our testing of significant assumptions included corroborating management's estimate of the rebate claims processing lag time for each type of rebate. We evaluated the reasonableness of assumptions considering industry and economic trends, product profiles, and other regulatory factors. For Medicaid, we involved a specialist with an understanding of statutory reimbursement requirements to assess the consistency of the Company’s calculation methodologies with applicable government regulations and policy.

2024 Form 10-K |	102

Valuation of contingent consideration
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Business Combinations” and in Note 11 under the caption “Fair Value Measures,” the Company recognized contingent consideration liabilities at the estimated fair value on the acquisition date in connection with applying the acquisition method of accounting for business combinations. Subsequent changes to the fair value of the contingent consideration liabilities were recorded within the consolidated statement of earnings in the period of change. At December 31, 2024, the Company had $21,666 million in contingent consideration liabilities, which represented a ‘Level 3’ fair value measurement in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions market participants would use in pricing the liabilities.
Auditing the valuation of contingent consideration liabilities was complex and required significant auditor judgment due to the use of a Monte Carlo simulation model and the high degree of subjectivity in evaluating certain assumptions required to estimate the fair value of contingent royalty payments. In particular, the fair value measurement was sensitive to the significant assumptions underlying the estimated amount of future sales of the acquired products. Management utilized its expertise within the industry, including commercial dynamics, trends and utilization, to determine certain of these assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s contingent consideration liabilities process including, among others, management’s process to establish the significant assumptions and measure the liability. This included testing controls over management’s review of the significant assumptions and other inputs used in the determination of fair value. The testing was inclusive of key management review controls to monitor estimated future sales, and to ensure that the data used to evaluate and support the significant assumptions was complete, accurate and, where applicable, verified to external data sources.
To test the estimated fair value of contingent consideration liabilities, our audit procedures included, among others, inspecting the terms of the executed agreement, assessing the Monte Carlo simulation model used and testing the key contractual inputs and significant assumptions discussed above. We evaluated the assumptions and judgments considering observable industry and economic trends, and external data sources. Estimated amounts of future sales were also evaluated for reasonableness. Our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions. We involved a valuation specialist to assess the Company’s Monte Carlo simulation model and to perform corroborative fair value calculations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Chicago, Illinois
February 14, 2025

103	| 2024 Form 10-K

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
        Changes in internal control over financial reporting.    There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended December 31, 2024.
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
Management assessed the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management concluded that AbbVie maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
The effectiveness of AbbVie's internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report below, which expresses an unqualified opinion on the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2024.
Report of independent registered public accounting firm. The report of AbbVie's independent registered public accounting firm related to its assessment of the effectiveness of internal control over financial reporting is included below.

2024 Form 10-K |	104

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on Internal Control Over Financial Reporting
We have audited AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AbbVie Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 14, 2025

105	| 2024 Form 10-K

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as provided below.

Name & Title	Action Taken	Date Adopted	Type of Trading Arrangement (1)	Aggregate Number of Shares to be Sold Pursuant to Trading Arrangement (2)	Duration of Trading Arrangement(3)
Perry C. Siatis Executive Vice President, General Counsel and Secretary	Adoption	11/19/2024	Rule 10b5-1 Trading Arrangement	Up to 48,568 Shares to be Sold	11/19/2025
Timothy J. Richmond Executive Vice President, Chief Human Resources Officer	Adoption	11/27/2024	Rule 10b5-1 Trading Arrangement	Up to 83,887 Shares to be Sold	07/01/2025
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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

2024 Form 10-K |	106

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are "Information Concerning Director Nominees," "The Board of Directors and its Committees—Committees of the Board of Directors," "Communicating with the Board of Directors," "Deadlines for Notice of Stockholder Actions to be Considered at the 2025 Annual Meeting of Stockholders" and "Insider Trading Policy" to be included in the 2025 AbbVie Inc. Proxy Statement. The 2025 Definitive Proxy Statement will be filed on or about March 24, 2025. Also incorporated herein by reference is the text found in this Form 10-K under the caption, "Information about Our Executive Officers."
AbbVie's code of business conduct requires all its business activities to be conducted in compliance with all applicable laws, regulations and ethical principles and values. All directors, officers and employees of AbbVie are expected to understand and abide by the requirements of the code of business conduct applicable to them. AbbVie's code of business conduct is available in the corporate governance section of AbbVie's investor relations website at investors.abbvie.com.
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
AbbVie has a chief ethics and compliance officer who reports to the Executive Vice President, General Counsel and Secretary, to the public policy and sustainability committee, and to the full board of directors. The chief ethics and compliance officer is responsible for overseeing, administering and monitoring AbbVie's compliance program.

ITEM 11. EXECUTIVE COMPENSATION

The material to be included in the 2025 AbbVie Inc. Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2025 Definitive Proxy Statement will be filed on or about March 24, 2025.

107	| 2024 Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.
The following table presents information as of December 31, 2024 about AbbVie's equity compensation plans under which AbbVie common stock has been authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	16,000,443	$117.48	55,106,928
Equity compensation plans not approved by security holders	—	—	—
Total	16,000,443	$117.48	55,106,928
(1)Includes 12,197 shares issuable under AbbVie's Incentive Stock Program pursuant to awards granted by Abbott and adjusted into AbbVie awards in connection with AbbVie's separation from Abbott.
(2)The weighted-average exercise price does not include outstanding restricted stock units, restricted stock awards and performance shares that have no exercise price.
(3)Excludes shares issuable upon the exercise of stock options and pursuant to other rights granted under the Stemcentrx 2011 Equity Incentive Plan, the ImmunoGen 2018 Equity Incentive Plan and the Cerevel Therapeutics 2020 Equity Incentive Plan. AbbVie assumed these incentive plans upon the consummation of acquisition of Stemcentrx, Inc., ImmunoGen Inc. and Cerevel Therapeutics Holdings, Inc. As of December 31, 2024, 33,494 options with a weighted-average exercise price of $18.89 remained outstanding under the Stemcentrx plan, and 120,401 and 174,123 unvested restricted stock units remained outstanding under the ImmunoGen and Cerevel Therapeutics plans, respectively. No further awards will be granted under these plans.
(b)Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Securities Ownership—Securities Ownership of Executive Officers and Directors" in the 2025 AbbVie Inc. Proxy Statement. The 2025 Definitive Proxy Statement will be filed on or about March 24, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2025 AbbVie Inc. Proxy Statement under the headings "The Board of Directors and its Committees," "Corporate Governance Materials," and "Procedures for Approval of Related Person Transactions" is incorporated herein by reference. The 2025 Definitive Proxy Statement will be filed on or about March 24, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material to be included in the 2025 AbbVie Inc. Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" is incorporated herein by reference. The 2025 Definitive Proxy Statement will be filed on or about March 24, 2025.

2024 Form 10-K |	108

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

109	| 2024 Form 10-K

Exhibit Number	Exhibit Description
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

4.12
*Supplemental Indenture No. 10, dated February 26, 2024, by and between AbbVie Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the company's Current Report on Form 8-K filed on February 26, 2024).

4.13
*Agency Agreement, dated as of November 17, 2016, among AbbVie Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as paying agent and Elavon Financial Services DAC, as transfer agent and registrar (incorporated by reference to Exhibit 4.2 of the company's Current Report on Form 8-K filed on November 17, 2016).

4.14
*Agency Agreement, dated September 26, 2019, among AbbVie Inc., U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, U.K. Branch, as paying agent (incorporated by reference to Exhibit 4.3 of the company’s Current Report on Form 8-K filed on September 26, 2019).

4.15
*Registration Rights Agreement, dated November 21, 2019, among AbbVie Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc. and Barclays Capital Inc. (acting for themselves and as representatives of the several initial purchasers) (incorporated by reference to Exhibit 4.13 of the company’s Current Report on Form 8-K filed on November 26, 2019).

4.16
*Agency Agreement, dated May 14, 2020, among AbbVie Inc., U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, U.K. Branch, as paying agent and calculation agent (incorporated by reference to Exhibit 4.16 of the company’s Current Report on Form 8-K filed on May 14, 2020).

4.17
*Registration Rights Agreement, dated May 14, 2020, among AbbVie Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., BNP Paribas Securities Corp., HSBC Securities (USA) Inc., Mizuho Securities USA LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.23 of the company’s Current Report on Form 8-K filed on May 14, 2020).

10.1	*AbbVie 2013 Amended and Restated Incentive Stock Program (incorporated by reference to Appendix C to the AbbVie Inc. Definitive Proxy Statement on Schedule 14A dated March 22, 2021).**
10.2	*AbbVie Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).**
10.3	*AbbVie Deferred Compensation Plan Plus (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).**
10.4
*Form of AbbVie Inc. Non-Employee Director Restricted Stock Unit ("RSU") Agreement (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**

10.5	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).**
10.6	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**
10.7	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**
10.8	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).**
10.9	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).**

2024 Form 10-K |	110

Exhibit Number	Exhibit Description
10.10	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).**
10.11	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).**
10.12	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).**
10.13	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).**
10.14
*Amended and Restated Revolving Credit Agreement, dated as of August 27, 2019, among AbbVie Inc., the lenders and other parties party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on August 30, 2019).

10.15
*364-Day Bridge Credit Agreement, dated as of June 25, 2019, among AbbVie Inc., Morgan Stanley Senior Funding, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on June 25, 2019).

10.16
*Underwriting Agreement, dated September 17, 2019, among AbbVie Inc. and Morgan Stanley & Co. International plc, HSBC Bank plc and Merrill Lynch International (acting for themselves and as representatives of the several underwriters named therein) (incorporated by reference to Exhibit 1.1 of the company’s Current Report on Form 8-K filed on September 23, 2019).

10.17
*Purchase Agreement, dated November 12, 2019, among AbbVie Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc. and Barclays Capital Inc. (acting for themselves and as representatives of the several initial purchasers named therein) (incorporated by reference to Exhibit 1.1 of the company’s Current Report on Form 8-K filed on November 13, 2019).

10.18	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).**
10.19	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).**
10.20	*AbbVie Performance Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).**
10.21
*Amendment to the AbbVie Performance Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).**

10.22	*AbbVie Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).**
10.23	*AbbVie Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).**
10.24
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**

10.25	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**
10.26	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**
10.27	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**
10.28
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

10.31	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**

111	| 2024 Form 10-K

Exhibit Number	Exhibit Description
10.32	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**
10.33	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**
10.34
*Form of AbbVie Inc. Retention RSU Agreement – Ratable Vesting (incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**

10.35
*Form of AbbVie Non-Employee Directors’ Fee Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**

10.36
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).**

10.37	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).**
10.38
*Form of AbbVie Inc. Non-Employee Director RSU Agreement (US) (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).**

10.39	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).**
10.40
*Form of AbbVie Inc. Retention RSU Agreement - Ratable Vesting (incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).**

10.41
*Form of Agreement Regarding Change in Control by and between AbbVie Inc. and its officers (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on October 14, 2022).**

19	Insider Trading Policy
21	Subsidiaries of AbbVie Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	*AbbVie Inc. Amended and Restated Clawback Policy (incorporated by reference to Exhibit 97 of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).**
101
The following financial statements and notes from the AbbVie Inc. Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 14, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Annual Report on Form 10-K formatted as Inline XBRL and contained in Exhibit 101).
The AbbVie Inc. 2025 Definitive Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 24, 2025.

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

2024 Form 10-K |	112

ITEM 16. FORM 10-K SUMMARY

None.

113	| 2024 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AbbVie Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AbbVie Inc.
By:	/s/ ROBERT A. MICHAEL
	Name:	Robert A. Michael
	Title:	Chief Executive Officer and Director
Date:	February 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbbVie Inc. on February 14, 2025 in the capacities indicated below.

/s/ ROBERT A. MICHAEL	/s/ SCOTT T. REENTS
Robert A. Michael Chief Executive Officer and Director (Principal Executive Officer)	Scott T. Reents Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ KEVIN K. BUCKBEE	/s/ RICHARD A. GONZALEZ
Kevin K. Buckbee Senior Vice President, Controller (Principal Accounting Officer)	Richard A. Gonzalez Executive Chairman of the Board and Retired Chief Executive Officer

/s/ ROBERT J. ALPERN, M.D.	/s/ ROXANNE S. AUSTIN
Robert J. Alpern, M.D. Director of AbbVie Inc.	Roxanne S. Austin Director of AbbVie Inc.

/s/ WILLIAM H.L. BURNSIDE	/s/ JENNIFER L. DAVIS
William H.L. Burnside Director of AbbVie Inc.	Jennifer L. Davis Director of AbbVie Inc.

/s/ THOMAS C. FREYMAN	/s/ BRETT J. HART
Thomas C. Freyman Director of AbbVie Inc.	Brett J. Hart Director of AbbVie Inc.

/s/ MELODY B. MEYER	/s/ SUSAN E. QUAGGIN, M.D.
Melody B. Meyer Director of AbbVie Inc.	Susan E. Quaggin, M.D. Director of AbbVie Inc.

/s/ EDWARD J. RAPP	/s/ REBECCA B. ROBERTS
Edward J. Rapp Director of AbbVie Inc.	Rebecca B. Roberts Director of AbbVie Inc.

/s/ GLENN F. TILTON	/s/ FREDERICK H. WADDELL
Glenn F. Tilton Director of AbbVie Inc.	Frederick H. Waddell Director of AbbVie Inc.

2024 Form 10-K |	114