Form 10-Q
period 2025-03-31
AbbVie Inc.
filed 2025-05-09
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
NYSE Texas
0.750% Senior Notes due 2027	ABBV27	New York Stock Exchange
2.125% Senior Notes due 2028	ABBV28	New York Stock Exchange
2.625% Senior Notes due 2028	ABBV28B	New York Stock Exchange
2.125% Senior Notes due 2029	ABBV29	New York Stock Exchange
1.250% Senior Notes due 2031	ABBV31	New York Stock Exchange
As of April 30, 2025, AbbVie Inc. had 1,766,403,027 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2025	2024
Net revenues	$13,343	$12,310

Cost of products sold	4,002	4,094
Selling, general and administrative	3,293	3,315
Research and development	2,067	1,939
Acquired IPR&D and milestones	248	164
Total operating costs and expenses	9,610	9,512
Operating earnings	3,733	2,798

Interest expense, net	627	453
Net foreign exchange loss	4	4
Other expense, net	1,441	586
Earnings before income tax expense	1,661	1,755
Income tax expense	372	383
Net earnings	1,289	1,372
Net earnings attributable to noncontrolling interest	3	3
Net earnings attributable to AbbVie Inc.	$1,286	$1,369

Per share data
Basic earnings per share attributable to AbbVie Inc.	$0.72	$0.77
Diluted earnings per share attributable to AbbVie Inc.	$0.72	$0.77

Weighted-average basic shares outstanding	1,768	1,769
Weighted-average diluted shares outstanding	1,772	1,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2025	2024
Net earnings	$1,289	$1,372

Foreign currency translation adjustments, net of tax expense (benefit) of $17 for the three months ended March 31, 2025 and $(20) for the three months ended March 31, 2024	487	(396)
Net investment hedging activities, net of tax expense (benefit) of $(77) for the three months ended March 31, 2025 and $57 for the three months ended March 31, 2024	(283)	207
Pension and post-employment benefits, net of tax expense (benefit) of $0 for the three months ended March 31, 2025 and $1 for the three months ended March 31, 2024	(2)	10
Cash flow hedging activities, net of tax expense (benefit) of $(4) for the three months ended March 31, 2025 and $7 for the three months ended March 31, 2024	(19)	30
Other comprehensive income (loss)	183	(149)
Comprehensive income	1,472	1,223
Comprehensive income attributable to noncontrolling interest	3	3
Comprehensive income attributable to AbbVie Inc.	$1,469	$1,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and equivalents	$5,175	$5,524
Short-term investments	1	31
Accounts receivable, net	12,477	10,919
Inventories	4,526	4,181
Prepaid expenses and other	5,496	4,927
Total current assets	27,675	25,582

Investments	287	279
Property and equipment, net	5,237	5,134
Intangible assets, net	58,489	60,068
Goodwill	35,285	34,956
Other assets	9,192	9,142
Total assets	$136,165	$135,161

Liabilities and Equity
Current liabilities
Short-term borrowings	$1,593	$—
Current portion of long-term debt and finance lease obligations	3,769	6,804
Accounts payable and accrued liabilities	31,041	31,945
Total current liabilities	36,403	38,749

Long-term debt and finance lease obligations	64,527	60,340
Deferred income taxes	2,582	2,579
Other long-term liabilities	31,191	30,129

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,837,071,074 shares issued as of March 31, 2025 and 1,831,594,494 as of December 31, 2024	18	18
Common stock held in treasury, at cost, 70,782,695 shares as of March 31, 2025 and 66,337,508 as of December 31, 2024	(9,137)	(8,201)
Additional paid-in capital	21,808	21,333
Accumulated deficit	(9,527)	(7,900)
Accumulated other comprehensive loss	(1,742)	(1,925)
Total stockholders' equity	1,420	3,325
Noncontrolling interest	42	39
Total equity	1,462	3,364

Total liabilities and equity	$136,165	$135,161
The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at December 31, 2023	1,766	$18	$(6,533)	$20,180	$(1,000)	$(2,305)	$37	$10,397
Net earnings attributable to AbbVie Inc.	—	—	—	—	1,369	—	—	1,369
Other comprehensive loss, net of tax	—	—	—	—	—	(149)	—	(149)
Dividends declared	—	—	—	—	(2,753)	—	—	(2,753)
Purchases of treasury stock	(7)	—	(1,324)	—	—	—	—	(1,324)
Stock-based compensation plans and other	7	—	28	476	—	—	—	504
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at March 31, 2024	1,766	$18	$(7,829)	$20,656	$(2,384)	$(2,454)	$40	$8,047

Balance at December 31, 2024	1,765	$18	$(8,201)	$21,333	$(7,900)	$(1,925)	$39	$3,364
Net earnings attributable to AbbVie Inc.	—	—	—	—	1,286	—	—	1,286
Other comprehensive income, net of tax	—	—	—	—	—	183	—	183
Dividends declared	—	—	—	—	(2,913)	—	—	(2,913)
Purchases of treasury stock	(5)	—	(963)	—	—	—	—	(963)
Stock-based compensation plans and other	6	—	27	475	—	—	—	502
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at March 31, 2025	1,766	$18	$(9,137)	$21,808	$(9,527)	$(1,742)	$42	$1,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2025	2024
Cash flows from operating activities
Net earnings	$1,289	$1,372
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	181	183
Amortization of intangible assets	1,858	1,891
Deferred income taxes	(28)	(389)
Change in fair value of contingent consideration liabilities	1,518	660
Payments of contingent consideration liabilities	(549)	(391)
Stock-based compensation	410	348
Acquired IPR&D and milestones	248	164
Non-cash litigation reserve adjustments, net of cash payments	(729)	(12)
Other, net	17	(33)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,479)	(702)
Inventories	(155)	(75)
Prepaid expenses and other assets	(628)	284
Accounts payable and other liabilities	(696)	362
Income tax assets and liabilities, net	378	378
Cash flows from operating activities	1,635	4,040

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(204)	(9,199)
Other acquisitions and investments	(334)	(190)
Acquisitions of property and equipment	(235)	(193)
Purchases of investment securities	(10)	(6)
Sales and maturities of investment securities	32	6
Other, net	16	(6)
Cash flows from investing activities	(735)	(9,588)

Cash flows from financing activities
Net change in commercial paper borrowings	1,593	—
Proceeds from issuance of other short-term borrowings	—	5,008
Repayments of other short-term borrowings	—	(5,005)
Proceeds from issuance of long-term debt	3,994	14,963
Repayments of long-term debt and finance lease obligations	(3,026)	(103)
Debt issuance costs	(20)	(99)
Dividends paid	(2,925)	(2,772)
Purchases of treasury stock	(961)	(1,324)
Proceeds from the exercise of stock options	56	127
Other, net	31	24
Cash flows from financing activities	(1,258)	10,819

Effect of exchange rate changes on cash and equivalents	9	(18)
Net change in cash and equivalents	(349)	5,253
Cash and equivalents, beginning of period	5,524	12,814

Cash and equivalents, end of period	$5,175	$18,067
The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 Basis of Presentation

Basis of Historical Presentation
The unaudited interim condensed consolidated financial statements of AbbVie Inc. (AbbVie or the company) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended March 31,
(in millions)	2025	2024
Interest expense	$700	$660
Interest income	(73)	(207)
Interest expense, net	$627	$453
Inventories

(in millions)	March 31, 2025	December 31, 2024
Finished goods	$1,441	$1,173
Work-in-process	1,974	1,951
Raw materials	1,111	1,057
Inventories	$4,526	$4,181

2025 Form 10-Q |	6

Property and Equipment, Net

(in millions)	March 31, 2025	December 31, 2024
Property and equipment, gross	$12,571	$12,267
Accumulated depreciation	(7,334)	(7,133)
Property and equipment, net	$5,237	$5,134
Depreciation expense was $181 million for the three months ended March 31, 2025 and $183 million for the three months ended March 31, 2024.
Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended March 31,
(in millions, except per share data)	2025	2024
Basic EPS
Net earnings attributable to AbbVie Inc.	$1,286	$1,369
Earnings allocated to participating securities	10	10
Earnings available to common shareholders	$1,276	$1,359
Weighted-average basic shares outstanding	1,768	1,769
Basic earnings per share attributable to AbbVie Inc.	$0.72	$0.77

Diluted EPS
Net earnings attributable to AbbVie Inc.	$1,286	$1,369
Earnings allocated to participating securities	10	10
Earnings available to common shareholders	$1,276	$1,359
Weighted-average shares of common stock outstanding	1,768	1,769
Effect of dilutive securities	4	4
Weighted-average diluted shares outstanding	1,772	1,773
Diluted earnings per share attributable to AbbVie Inc.	$0.72	$0.77
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.

2025 Form 10-Q |	7

Note 4 Licensing, Acquisitions and Other Arrangements

Acquisition of Nimble Therapeutics, Inc.
On January 23, 2025, AbbVie completed its acquisition of Nimble Therapeutics, Inc. (Nimble). Nimble is a biotechnology company dedicated to delivering on the promise of oral peptide therapeutics and its lead asset, an investigational oral peptide IL23R inhibitor, is in preclinical development for the treatment of psoriasis. The aggregate purchase price of $288 million was comprised of a $210 million upfront cash payment and $78 million for the acquisition date fair value of contingent consideration liabilities, for which AbbVie may owe up to $130 million in future payments upon achievement of certain development milestones. The transaction was accounted for as a business combination using the acquisition method of accounting. As of the acquisition date, AbbVie acquired $118 million of intangible assets and resulted in the recognition of $170 million of goodwill. Goodwill was calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including expected synergies related to enhancement of AbbVie’s existing immunology discovery capabilities and development efforts. The goodwill is not deductible for tax purposes. Other assets acquired and liabilities assumed were insignificant.
Acquisition of Cerevel Therapeutics Holdings, Inc.
On August 1, 2024, AbbVie completed its acquisition of Cerevel Therapeutics Holdings, Inc. (Cerevel Therapeutics). Cerevel Therapeutics is a clinical-stage biotechnology company focused on the discovery and development of differentiated therapies for neuroscience diseases. Cerevel Therapeutics neuroscience pipeline included multiple clinical-stage and preclinical candidates with the potential to treat several diseases including schizophrenia, Parkinson's disease and mood disorders. The total fair value of the consideration transferred to owners of Cerevel Therapeutics common stock was $8.7 billion ($8.3 billion, net of cash acquired). The acquisition of Cerevel Therapeutics was accounted for as a business combination using the acquisition method of accounting and the valuation of assets acquired and liabilities assumed was finalized during the three months ended March 31, 2025.
Acquisition of ImmunoGen, Inc.
On February 12, 2024, AbbVie completed its acquisition of ImmunoGen, Inc. (ImmunoGen). ImmunoGen is a commercial-stage biotechnology company focused on the discovery, development and commercialization of antibody-drug conjugates (ADC) for cancer patients. ImmunoGen's oncology portfolio included its flagship cancer therapy Elahere, a first-in-class ADC approved for platinum-resistant ovarian cancer, and a pipeline of promising next-generation ADC's targeting hematologic malignancies and solid tumors. The total fair value of the consideration transferred to owners of ImmunoGen common stock was $9.8 billion ($9.2 billion, net of cash acquired). The acquisition of ImmunoGen was accounted for as a business combination using the acquisition method of accounting and the valuation of assets acquired and liabilities assumed was finalized during the three months ended December 31, 2024.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $334 million for the three months ended March 31, 2025 and $190 million for the three months ended March 31, 2024.
The following table summarizes acquired IPR&D and milestones expense:

	Three months ended March 31,
(in millions)	2025	2024
Upfront charges	$246	$79
Development milestones	2	85
Acquired IPR&D and milestones	$248	$164

2025 Form 10-Q |	8

Gubra A/S
Subsequent to March 31, 2025, AbbVie completed its previously announced licensing agreement with Gubra A/S. Under the terms of the agreement, AbbVie will receive an exclusive global license to develop and commercialize GUB014295 (ABBV-295), a long-acting amylin analog for the treatment of obesity. AbbVie made an upfront payment of $350 million which will be recorded in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the second quarter of 2025. AbbVie could make additional payments of up to $1.9 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties.
AbbVie entered into several other individually insignificant collaborations, licensing agreements or other asset acquisitions in which the related upfront payments were recorded in acquired IPR&D and milestones expense.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended March 31, 2025 and 2024.
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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended March 31,
(in millions)	2025	2024
United States - Janssen's share of profits (included in cost of products sold)	$247	$283
International - AbbVie's share of profits (included in net revenues)	209	228
Global - AbbVie's share of other costs (included in respective line items)	25	42
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $235 million at March 31, 2025 and $237 million at December 31, 2024. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $245 million at March 31, 2025 and $282 million at December 31, 2024.
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

2025 Form 10-Q |	9

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
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended March 31,
(in millions)	2025	2024
Genentech's share of profits, including royalties (included in cost of products sold)	$242	$227
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	10	9
AbbVie's share of development costs (included in R&D)	17	19

Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2024	$34,956
Additions(a)	170
Foreign currency translation adjustments	159
Balance as of March 31, 2025	$35,285
(a) Goodwill additions related to the acquisition of Nimble (see Note 4).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of March 31, 2025, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	March 31, 2025			December 31, 2024
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$81,638	$(29,981)	$51,657	$81,428	$(28,253)	$53,175
License agreements	8,352	(6,811)	1,541	8,315	(6,624)	1,691
Total definite-lived intangible assets	89,990	(36,792)	53,198	89,743	(34,877)	54,866
Indefinite-lived intangible assets	5,291	—	5,291	5,202	—	5,202
Total intangible assets, net	$95,281	$(36,792)	$58,489	$94,945	$(34,877)	$60,068
Definite-Lived Intangible Assets
Amortization expense was $1.9 billion for the three months ended March 31, 2025 and 2024. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.

2025 Form 10-Q |	10

Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist.
Note 7 Restructuring Plans

AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. As of March 31, 2025 and 2024, no such plans were individually significant. Restructuring charges were $17 million for the three months ended March 31, 2025 and $15 million for the three months ended March 31, 2024. These charges are recorded in cost of products sold, R&D expense and SG&A expense in the condensed consolidated statements of earnings based on the classification of the affected employees or the related operations.
The following table summarizes the cash activity in the restructuring reserve for the three months ended March 31, 2025:

(in millions)
Accrued balance as of December 31, 2024	$236
Restructuring charges	12
Payments and other adjustments	(18)
Accrued balance as of March 31, 2025	$230

Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $1.7 billion at March 31, 2025 and $1.9 billion at December 31, 2024, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of March 31, 2025 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $6.6 billion at March 31, 2025 and $5.9 billion at December 31, 2024.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €3.1 billion at March 31, 2025 and December 31, 2024. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €6.5 billion, SEK1.9 billion, CAD500 million and CHF80 million at March 31, 2025 and €6.2 billion, SEK1.4 billion, CAD500 million and CHF50 million at December 31, 2024. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.

2025 Form 10-Q |	11

The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $3.5 billion at March 31, 2025 and December 31, 2024. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	March 31, 2025	December 31, 2024	Balance sheet caption	March 31, 2025	December 31, 2024
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$48	$119	Accounts payable and accrued liabilities	$1	$5
Designated as cash flow hedges	Other assets	1	—	Other long-term liabilities	—	—
Designated as net investment hedges	Prepaid expenses and other	2	4	Accounts payable and accrued liabilities	43	—
Designated as net investment hedges	Other assets	20	148	Other long-term liabilities	35	—
Not designated as hedges	Prepaid expenses and other	16	42	Accounts payable and accrued liabilities	38	30
Interest rate swap contracts
Designated as fair value hedges	Other assets	43	—	Other long-term liabilities	135	231
Total derivatives		$130	$313		$252	$266
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended March 31,
(in millions)	2025	2024
Foreign currency forward exchange contracts
Designated as cash flow hedges	$(19)	$55
Designated as net investment hedges	(193)	134
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $105 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $21 million into interest expense, net for other cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax losses of $133 million for the three months ended March 31, 2025 and pre-tax gains of $157 million for the three months ended March 31, 2024.

2025 Form 10-Q |	12

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended March 31,
(in millions)	Statement of earnings caption	2025	2024
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$(1)	$12
Designated as net investment hedges	Interest expense, net	34	27
Not designated as hedges	Net foreign exchange loss	(29)	(18)
Interest rate swap contracts
Designated as fair value hedges	Interest expense, net	55	(65)
Debt designated as hedged item in fair value hedges	Interest expense, net	(55)	65
Other	Interest expense, net	5	6
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
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2025:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$5,175	$4,834	$341	$—
Money market funds and time deposits	10	—	10	—
Debt securities	36	—	36	—
Equity securities	85	54	31	—
Interest rate swap contracts	43	—	43	—
Foreign currency contracts	87	—	87	—
Total assets	$5,436	$4,888	$548	$—
Liabilities
Interest rate swap contracts	$135	$—	$135	$—
Foreign currency contracts	117	—	117	—
Financing liability	332	—	—	332
Contingent consideration	22,713	—	—	22,713
Total liabilities	$23,297	$—	$252	$23,045

2025 Form 10-Q |	13

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of December 31, 2024:

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
The financing liability is related to financing arrangements which the company elected to account for in accordance with the fair value option, as permitted under ASC 825 Financial Instruments. The fair value measurement of the financing liability was determined based on significant unobservable inputs. Potential payments are estimated by applying a probability-weighted expected payment model, which are then discounted to present value. Changes to the fair value of the financing liability can result from changes to one or a number of inputs, including discount rates, estimated probabilities and timing of achieving milestones and estimated amounts of future sales. The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings and the change in fair value attributable to instrument-specific credit risk is recognized in other comprehensive income (loss). Changes in fair value recognized in other expense, net and other comprehensive income (loss) for the three months ended March 31, 2025 were insignificant.
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

2025 Form 10-Q |	14

The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	March 31, 2025		December 31, 2024
	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	4.2% - 4.9%	4.5%	4.6% - 5.2%	4.8%
Probability of payment for royalties by indication	100%	100%	100%	100%
Projected year of payments	2025 - 2034	2029	2025 - 2034	2029
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Three months ended March 31,
(in millions)	2025	2024
Beginning balance	$21,666	$19,890
Additions(a)	78	—
Change in fair value recognized in net earnings	1,518	660
Payments	(549)	(391)
Ending balance	$22,713	$20,159
(a) Additions during the three months ended March 31, 2025, represent contingent consideration liabilities related to the Nimble acquisition.
The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of March 31, 2025 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$1,593	$1,593	$—	$1,593	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	3,767	3,765	3,748	17	—
Long-term debt and finance lease obligations, excluding fair value hedges and financing liability	64,350	60,904	58,486	2,418	—
Total liabilities	$69,710	$66,262	$62,234	$4,028	$—

2025 Form 10-Q |	15

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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $157 million as of March 31, 2025 and $169 million as of December 31, 2024. No significant cumulative upward or downward adjustments have been recorded for these investments as of March 31, 2025.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 81% as of March 31, 2025 and December 31, 2024, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.
Debt and Credit Facilities
Issuance and Repayment of Long-Term Debt
In February 2025, the company issued $4.0 billion aggregate principal amount of unsecured senior notes. The following table summarizes the issued debt:

(in millions)
Senior Notes
4.65% Senior Notes due 2028	$1,250
4.875% Senior Notes due 2030	1,000
5.20% Senior Notes due 2035	1,000
5.60% Senior Notes due 2055	750
Total debt issued	$4,000
The notes are unsecured, unsubordinated obligations of AbbVie and will rank equally in right of payment with all of AbbVie’s existing and future unsecured, unsubordinated indebtedness, liabilities and other obligations. AbbVie may redeem the fixed-rate senior notes prior to maturity at a redemption price equal to the greater of the principal amount or the sum of present values of the remaining scheduled payments of principal and interest plus a make-whole premium. AbbVie may also redeem the fixed-rate senior notes at par between one and six months prior to maturity.
In March 2025, the company repaid $3.0 billion aggregate principal of 3.80% senior notes at maturity.
Short-Term Borrowings
Short-term borrowings included commercial paper borrowings of $1.6 billion as of March 31, 2025 and there were no amounts outstanding as of December 31, 2024. The weighted-average interest rate on commercial paper borrowings was 4.59% for the three months ended March 31, 2025 and 5.54% for the three months ended March 31, 2024.
Subsequent to March 31, 2025, the company entered into a $4.0 billion 364-day term loan credit agreement. No amounts were borrowed under the term loan credit agreement as of the date of filing of this Quarterly Report on Form 10-Q.

2025 Form 10-Q |	16

In January 2025, AbbVie entered into a new $3.0 billion five-year revolving credit facility that matures in January 2030 which is in addition to the existing $5.0 billion five-year revolving credit facility that matures in March 2028. The revolving credit facilities are available to support AbbVie’s commercial paper program and enable the company to borrow funds to meet liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At March 31, 2025, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of March 31, 2025 and December 31, 2024.
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

Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans		Other post- employment plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2025	2024	2025	2024
Service cost	$63	$72	$10	$11
Interest cost	117	113	11	10
Expected return on plan assets	(206)	(197)	—	—
Amortization of prior service credit	—	—	(9)	(9)
Amortization of actuarial loss	6	13	2	4
Net periodic benefit cost (credit)	$(20)	$1	$14	$16
The components of net periodic benefit cost other than service cost are included in other expense, net in the condensed consolidated statements of earnings.

2025 Form 10-Q |	17

Note 10 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the AbbVie Amended and Restated 2013 Incentive Stock Program and is summarized as follows:

	Three months ended March 31,
(in millions)	2025	2024
Cost of products sold	$22	$22
Research and development	160	133
Selling, general and administrative	228	193
Pre-tax compensation expense	410	348
Tax benefit	70	60
After-tax compensation expense	$340	$288
In addition to stock-based compensation expense included in the table above and in connection with the acquisition of ImmunoGen, AbbVie incurred cash-settled, post-closing expense for ImmunoGen employee incentive awards, which is summarized in the table below:

(in millions)	Three months ended March 31, 2024
Cost of products sold	$31
Research and development	126
Selling, general and administrative	192
Total post-closing cash settled expense	$349
Stock Options
During the three months ended March 31, 2025, primarily in connection with the company's annual grant, AbbVie granted 0.6 million stock options with a weighted-average grant-date fair value of $38.39. As of March 31, 2025, $12 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the three months ended March 31, 2025, primarily in connection with the company's annual grant, AbbVie granted 4.7 million RSUs and performance shares with a weighted-average grant-date fair value of $193.46. As of March 31, 2025, $1.1 billion of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2025 and 2024:

2025			2024
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
02/13/25	05/15/25	$1.64	10/30/24	02/14/25	$1.64
			09/06/24	11/15/24	$1.55
			06/21/24	08/15/24	$1.55
			02/15/24	05/15/24	$1.55
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

2025 Form 10-Q |	18

On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 3 million shares for $606 million during the three months ended March 31, 2025 and 5 million shares for $959 million during the three months ended March 31, 2024. AbbVie's remaining stock repurchase authorization was approximately $2.9 billion as of March 31, 2025.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2025:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2024	$(2,114)	$549	$(664)	$304	$(1,925)
Other comprehensive income (loss) before reclassifications	487	(256)	(1)	(17)	213
Net gains reclassified from accumulated other comprehensive loss	—	(27)	(1)	(2)	(30)
Net current-period other comprehensive income (loss)	487	(283)	(2)	(19)	183
Balance as of March 31, 2025	$(1,627)	$266	$(666)	$285	$(1,742)
Other comprehensive income for the three months ended March 31, 2025 included foreign currency translation adjustments totaling a gain of $487 million principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling a loss of $283 million.
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

2025 Form 10-Q |	19

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended March 31,
(in millions) (brackets denote gains)	2025	2024
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(34)	$(27)
Tax expense	7	6
Total reclassifications, net of tax	$(27)	$(21)
Pension and post-employment benefits
Amortization of actuarial losses (gains) and other(b)	$(1)	$8
Tax benefit	—	(1)
Total reclassifications, net of tax	$(1)	$7
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(c)	$1	$(12)
Other(a)	(5)	(6)
Tax expense	2	4
Total reclassifications, net of tax	$(2)	$(14)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 22% for the three months ended March 31, 2025 and 2024. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities.
Note 12 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $1.8 billion as of March 31, 2025 and $2.5 billion as of December 31, 2024. For litigation matters discussed below for which a loss is probable or reasonably possible, the company is unable to estimate the possible loss or range of loss, if any, beyond the amounts accrued. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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

2025 Form 10-Q |	20

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
In November 2022, the State of Oregon filed a lawsuit in the Multnomah County, Oregon Circuit Court, alleging that 2011 patent litigation by Abbott with a generic company regarding AndroGel was sham litigation and the settlement of that litigation violated state antitrust law. Oregon also brought a claim under the Oregon False Claims Act, which the court dismissed on October 31, 2024. In March 2025, the court approved the parties’ settlement of this matter.

Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 430 lawsuits are pending against Allergan in federal and state courts. Most of the federal court lawsuits are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 30 of the lawsuits are pending in various state courts. The plaintiffs in these lawsuits, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 430 lawsuits, approximately 25 of them are brought by states, counties, cities, and other municipal entities, approximately 5 of which are in the process of being dismissed pursuant to the previously announced settlement. Another approximately 45 of the approximately 430 lawsuits are in the process of being dismissed pursuant to class settlement between Allergan and a class of acute care hospitals, which received final court approval in March 2025.
In March 2023, AbbVie Inc. filed a petition in the United States Tax Court, AbbVie Inc. and Subsidiaries v. Commissioner of Internal Revenue. The petition disputes the Internal Revenue Service determination concerning a $572 million income tax benefit recorded in 2014 related to a payment made to a third party for the termination of a proposed business combination.
Shareholder and Securities Litigation
In October 2018, a federal securities lawsuit, Holwill v. AbbVie Inc., et al., was filed in the United States District Court for the Northern District of Illinois against AbbVie, its former chief executive officer and former chief financial officer, alleging that reasons stated for Humira sales growth in financial filings between 2013 and 2018 were misleading because they omitted alleged misconduct in connection with Humira patient and reimbursement support services and other services and items of value that allegedly induced Humira prescriptions. In September 2021, the court granted plaintiffs' motion to certify a class.
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
In 2018, a qui tam lawsuit, U.S. ex rel. Silbersher v. Allergan Inc., et al., was filed in the United States District Court for the Northern District of California against several Allergan entities and others, alleging that their conduct before the U.S. Patent Office resulted in false claims for payment being made to federal and state healthcare payors for Namenda XR and Namzaric. The plaintiff-relator sought damages and attorneys' fees under the federal False Claims Act and state law analogues. The federal government and state governments declined to intervene in the lawsuit. In March 2023, the court granted Allergan’s motion to dismiss, dismissing plaintiff-relator’s federal law claims with prejudice and state law claims without prejudice. In January 2025, the United States Court of Appeals for the Ninth Circuit affirmed that dismissal.
Lawsuits are pending against various Allergan entities in the United States and other countries including Brazil, Canada, South Korea, and the Netherlands, in which plaintiffs generally allege that they developed, or may develop, breast implant-associated anaplastic large cell lymphoma (ALCL) or other injuries from Allergan’s Biocell® textured breast implants, which were voluntarily withdrawn from worldwide markets in 2019. Approximately 145 ALCL lawsuits and 1,260 other lawsuits are coordinated for pre-trial purposes in the United States District Court for the District of New Jersey under the MDL rules as In re: Allergan Biocell Textured Breast Implant

2025 Form 10-Q |	21

Product Liability Litigation, MDL No. 2921. Approximately 75 ALCL lawsuits and 475 other lawsuits are pending in various state courts. Approximately 60 ALCL and 1,000 other lawsuits are pending in other countries. Plaintiffs generally seek monetary damages, medical monitoring, and attorneys’ fees.
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

2025 Form 10-Q |	22

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
The CODM regularly reviews net revenues, net earnings and significant segment expenses and uses net earnings as its principal measure of segment profit or loss. Net earnings and significant segment expenses reviewed by CODM are reported on the condensed consolidated statements of earnings for the periods ended March 31, 2025 and 2024. The CODM uses net earnings as its principal measure of segment profit or loss to compare past financial performance with current performance and analyze underlying business performance and trends. The CODM does not use segment assets to make decisions regarding resources; therefore, the total asset disclosure has not been included.
The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,

(in millions)		2025	2024
Immunology
Skyrizi	United States	$2,919	$1,656
	International	506	352
	Total	$3,425	$2,008
Rinvoq	United States	$1,220	$725
	International	498	368
	Total	$1,718	$1,093
Humira	United States	$744	$1,771
	International	377	499
	Total	$1,121	$2,270
Neuroscience
Vraylar	United States	$763	$692
	International	2	2
	Total	$765	$694
Botox Therapeutic	United States	$723	$611
	International	143	137
	Total	$866	$748
Ubrelvy	United States	$233	$197
	International	7	6
	Total	$240	$203
Qulipta	United States	$172	$128
	International	21	3
	Total	$193	$131
Vyalev	United States	$6	$—
	International	57	9
	Total	$63	$9
Duodopa	United States	$20	$25
	International	76	90
	Total	$96	$115
Other Neuroscience	United States	$55	$61
	International	4	4
	Total	$59	$65

2025 Form 10-Q |	23

		Three months ended March 31,

(in millions)		2025	2024
Oncology
Imbruvica	United States	$529	$610
	Collaboration revenues	209	228
	Total	$738	$838
Venclexta	United States	$312	$281
	International	353	333
	Total	$665	$614
Elahere	United States	$165	$64
	International	14	—
	Total	$179	$64
Epkinly	Collaboration revenues	$36	$22
	International	15	5
	Total	$51	$27
Aesthetics
Botox Cosmetic	United States	$295	$389
	International	261	244
	Total	$556	$633
Juvederm Collection	United States	$75	$106
	International	156	191
	Total	$231	$297
Other Aesthetics	United States	$270	$281
	International	45	38
	Total	$315	$319
Eye Care
Ozurdex	United States	$30	$34
	International	93	97
	Total	$123	$131
Lumigan/Ganfort	United States	$48	$29
	International	58	62
	Total	$106	$91
Alphagan/Combigan	United States	$26	$15
	International	34	44
	Total	$60	$59
Other Eye Care	United States	$117	$149
	International	100	108
	Total	$217	$257
Other Key Products
Mavyret	United States	$142	$144
	International	164	205
	Total	$306	$349
Creon	United States	$355	$285
Linzess/Constella	United States	$139	$257
	International	9	9
	Total	$148	$266
All other		$747	$744
Total net revenues		$13,343	$12,310
See the following for additional information about certain income and expenses included in net earnings: intangible assets amortization expense (Note 6), change in fair value of contingent consideration (Note 8), interest income and expense (Note 2), depreciation expense (Note 2), litigation matters (Note 12), income tax expense (Note 11) and restructuring expense (Note 7).

2025 Form 10-Q |	24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of March 31, 2025 and December 31, 2024 and the results of operations for the three months ended March 31, 2025 and 2024. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
EXECUTIVE OVERVIEW
Company Overview
AbbVie is a global, diversified research-based biopharmaceutical company positioned for success with a comprehensive product portfolio that has leadership positions across immunology, neuroscience, oncology, aesthetics and eye care. AbbVie uses its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases.
On February 13, 2025, the board of directors of AbbVie unanimously elected Chief Executive Officer (CEO) Robert A. Michael to succeed Richard A. Gonzalez as Chairman of the board of directors, effective July 1, 2025, at which time Mr. Gonzalez will retire from the board.
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
2025 Strategic Objectives
AbbVie's mission is to discover and develop innovative medicines and products that solve serious health issues today and address the medical challenges of tomorrow while achieving top-tier financial performance through outstanding execution. AbbVie intends to execute its strategy and advance its mission in a number of ways, including: (i) maximizing the benefits of a diversified revenue base with multiple long-term growth drivers; (ii) leveraging AbbVie's commercial strength and international infrastructure across therapeutic areas and ensuring strong commercial execution of new product launches; (iii) continuing to invest in and expand its pipeline in support of opportunities in immunology, neuroscience, oncology, aesthetics and eye care as well as continued investment in key on-market products; (iv) generating substantial operating cash flows to support investment in innovative research and development, and return cash to shareholders via a strong and growing dividend while also continuing to repay debt. In addition, AbbVie anticipates several regulatory submissions and data readouts from key clinical trials in the next 12 months.
Financial Results
The company’s financial performance for the three months ended March 31, 2025 included delivering worldwide net revenues of $13.3 billion, operating earnings of $3.7 billion, diluted earnings per share of $0.72 and cash flows from operations of $1.6 billion. Worldwide net revenues increased 8% on a reported basis and 10% on a constant currency basis.
Financial results for the three months ended March 31, 2025 also included the following costs: (i) $1.9 billion related to the amortization of intangible assets; and (ii) $1.5 billion for the change in fair value of contingent consideration liabilities. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.

2025 Form 10-Q |	25

Recent Events
AbbVie’s business may be impacted by risks associated with global macroeconomic conditions, including international trade disruptions and disputes as well as trade protection measures. For example, the U.S. government has recently imposed broad based tariffs targeting specified countries. While the impact of these tariffs on AbbVie’s operations to date has not been material, the U.S. government may in the future pause, reimpose or increase tariffs and foreign governments have and, in the future, may impose retaliatory trade protection measures. Any new or additional tariffs, particularly those targeting the pharmaceuticals industry, may increase uncertainties and associated risks and could adversely impact AbbVie’s business and results of operations.

Research and Development
Research and innovation are the cornerstones of AbbVie’s business as a global biopharmaceutical company. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie’s pipeline currently includes approximately 90 compounds, devices or indications in development individually or under collaboration or license agreements. Of these programs, approximately 50 are in mid- and late-stage development. The company’s pipeline is focused on such important specialties as immunology, neuroscience, oncology, aesthetics and eye care. AbbVie’s recently announced partnership with Gubra marks the company’s entrance into the obesity field, a therapeutic area with significant unmet need.
The following sections summarize transitions of significant programs from mid-stage development to late-stage development as well as developments in significant late-stage and registration programs. AbbVie expects multiple mid-stage programs to transition into late-stage programs in the next 12 months.
Significant Programs and Developments
Immunology
Rinvoq
•In April 2025, AbbVie announced that the European Commission (EC) granted marketing authorization to Rinvoq for the treatment of giant cell arteritis (GCA) in adult patients.
•In April 2025, AbbVie announced that the U.S. Food and Drug Administration (FDA) approved Rinvoq for the treatment of GCA in adult patients.
Neuroscience
Qulipta
•In February 2025, AbbVie initiated a Phase 3 clinical trial to evaluate Qulipta for the preventive treatment of menstrual migraine.
Aesthetics
BoNT/E
•In April 2025, AbbVie announced that it submitted a Biologics License Application (BLA) to the U.S. FDA for approval of trenibotulinumtoxinE (BoNT/E) for the treatment of moderate to severe glabellar lines. BoNT/E is a first-in-class botulinum neurotoxin serotype E characterized by a rapid onset of action as early as 8 hours after administration and short duration of effect of 2-3 weeks. If approved, BoNT/E will be the first neurotoxin of its kind available to patients.
Other
Emblaveo
•In February 2025, AbbVie announced that the U.S. FDA approved Emblaveo (aztreonam and avibactam), as the first fixed-dose, intravenous, monobactam/β-lactamase inhibitor combination antibiotic to treat complicated intra-abdominal infections, including those caused by Gram-negative bacteria.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

2025 Form 10-Q |	26

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

	Three months ended March 31,		Percent change
			At actual currency rates	At constant currency rates
(dollars in millions)	2025	2024
United States	$9,979	$9,041	10.4%	10.4%
International	3,364	3,269	2.9%	8.3%
Net revenues	$13,343	$12,310	8.4%	9.8%

2025 Form 10-Q |	27

The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,		Percent change
				At actual currency rates	At constant currency rates
(dollars in millions)		2025	2024
Immunology
Skyrizi	United States	$2,919	$1,656	76.2%	76.2%
	International	506	352	43.9%	52.3%
	Total	$3,425	$2,008	70.5%	72.0%
Rinvoq	United States	$1,220	$725	68.3%	68.3%
	International	498	368	35.3%	42.8%
	Total	$1,718	$1,093	57.2%	59.7%
Humira	United States	$744	$1,771	(58.0)%	(58.0)%
	International	377	499	(24.4)%	(19.5)%
	Total	$1,121	$2,270	(50.6)%	(49.5)%
Neuroscience
Vraylar	United States	$763	$692	10.3%	10.3%
	International	2	2	13.1%	20.2%
	Total	$765	$694	10.3%	10.3%
Botox Therapeutic	United States	$723	$611	18.2%	18.2%
	International	143	137	4.8%	11.4%
	Total	$866	$748	15.8%	17.0%
Ubrelvy	United States	$233	$197	17.6%	17.6%
	International	7	6	23.3%	29.3%
	Total	$240	$203	17.8%	18.0%
Qulipta	United States	$172	$128	34.2%	34.2%
	International	21	3	>100.0%	>100.0%
	Total	$193	$131	47.6%	48.3%
Vyalev	United States	$6	$—	n/m	n/m
	International	57	9	>100.0%	>100.0%
	Total	$63	$9	>100.0%	>100.0%
Duodopa	United States	$20	$25	(19.4)%	(19.4)%
	International	76	90	(16.0)%	(11.7)%
	Total	$96	$115	(16.7)%	(13.3)%
Other Neuroscience	United States	$55	$61	(9.5)%	(9.5)%
	International	4	4	(1.0)%	6.5%
	Total	$59	$65	(8.9)%	(8.4)%
Oncology
Imbruvica	United States	$529	$610	(13.3)%	(13.3)%
	Collaboration revenues	209	228	(8.2)%	(8.2)%
	Total	$738	$838	(11.9)%	(11.9)%
Venclexta	United States	$312	$281	11.0%	11.0%
	International	353	333	6.0%	13.4%
	Total	$665	$614	8.3%	12.3%
Elahere	United States	$165	$64	>100.0%	>100.0%
	International	14	—	n/m	n/m
	Total	$179	$64	>100.0%	>100.0%
Epkinly	Collaboration revenues	$36	$22	62.1%	62.1%
	International	15	5	>100.0%	>100.0%
	Total	$51	$27	89.8%	94.8%
Aesthetics
Botox Cosmetic	United States	$295	$389	(24.3)%	(24.3)%
	International	261	244	6.9%	11.1%
	Total	$556	$633	(12.3)%	(10.7)%

2025 Form 10-Q |	28

		Three months ended March 31,		Percent change
				At actual currency rates	At constant currency rates
(dollars in millions)		2025	2024
Juvederm Collection	United States	$75	$106	(29.0)%	(29.0)%
	International	156	191	(18.5)%	(15.0)%
	Total	$231	$297	(22.2)%	(20.0)%
Other Aesthetics	United States	$270	$281	(3.5)%	(3.5)%
	International	45	38	18.1%	23.2%
	Total	$315	$319	(0.9)%	(0.3)%
Eye Care
Ozurdex	United States	$30	$34	(12.1)%	(12.1)%
	International	93	97	(3.8)%	1.1%
	Total	$123	$131	(6.0)%	(2.4)%
Lumigan/Ganfort	United States	$48	$29	69.2%	69.2%
	International	58	62	(6.8)%	(0.5)%
	Total	$106	$91	17.0%	21.4%
Alphagan/Combigan	United States	$26	$15	68.5%	68.5%
	International	34	44	(21.4)%	(15.4)%
	Total	$60	$59	1.9%	6.3%
Other Eye Care	United States	$117	$149	(21.4)%	(21.4)%
	International	100	108	(7.1)%	(0.2)%
	Total	$217	$257	(15.4)%	(12.5)%
Other Key Products
Mavyret	United States	$142	$144	(0.7)%	(0.7)%
	International	164	205	(20.4)%	(15.8)%
	Total	$306	$349	(12.3)%	(9.6)%
Creon	United States	$355	$285	24.6%	24.6%
Linzess/Constella	United States	$139	$257	(46.1)%	(46.1)%
	International	9	9	3.1%	9.3%
	Total	$148	$266	(44.4)%	(44.2)%
All other		$747	$744	0.1%	0.7%
Total net revenues		$13,343	$12,310	8.4%	9.8%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Net revenues for Skyrizi increased 72% for the three months ended March 31, 2025 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Rinvoq increased 60% for the three months ended March 31, 2025 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Humira decreased 50% for the three months ended March 31, 2025 primarily driven by continued impact of direct biosimilar competition following the loss of exclusivity.
Net revenues for Vraylar increased 10% for the three months ended March 31, 2025 primarily driven by continued market share uptake as well as market growth.
Net revenues for Botox Therapeutic increased 17% for the three months ended March 31, 2025 primarily driven by continued market share uptake as well as market growth.
Net revenues for Ubrelvy increased 18% for the three months ended March 31, 2025 primarily driven by continued market share uptake.
Net revenues for Qulipta increased 48% for the three months ended March 31, 2025 primarily driven by continued market share uptake.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 12% for the three months ended

2025 Form 10-Q |	29

March 31, 2025 primarily driven by the timing of customer inventory stocking in the prior year, decreased demand and lower market share in the United States as well as decreased collaboration revenues.
Net revenues for Venclexta increased 12% for the three months ended March 31, 2025 primarily driven by continued market share uptake.
Net revenues for Elahere increased greater than 100% for the three months ended March 31, 2025 primarily driven by a full period of Elahere results in 2025 compared to the prior year.
Net revenues for Botox Cosmetic decreased 11% for the three months ended March 31, 2025. In the United States, Botox Cosmetic net revenues decreased 24% primarily driven by unfavorable pricing due to consumer loyalty program changes and decreased market share. Internationally, Botox Cosmetic net revenues increased 11% primarily driven by increased consumer demand across certain international markets and the timing of customer inventory stocking.

Net revenues for Juvederm Collection decreased 20% for the three months ended March 31, 2025 primarily driven by decreased global consumer demand and unfavorable pricing due to consumer loyalty program changes in the United States.

Gross Margin

	Three months ended March 31,
(dollars in millions)	2025	2024	% change
Gross margin	$9,341	$8,216	14%
as a % of net revenues	70%	67%
Gross margin as a percentage of net revenues increased for the three months ended March 31, 2025 compared to the prior year primarily due to increased leverage from net revenues growth, favorable changes in product mix and acquisition and integration costs incurred during the three months ended March 31, 2024 in connection with the ImmunoGen acquisition.
Selling, General and Administrative

	Three months ended March 31,
(dollars in millions)	2025	2024	% change
Selling, general and administrative	$3,293	$3,315	(1)%
as a % of net revenues	25%	27%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues decreased for the three months ended March 31, 2025 compared to the prior year primarily due to acquisition and integration costs incurred during the three months ended March 31, 2024 in connection with the ImmunoGen acquisition.
Research and Development

	Three months ended March 31,
(dollars in millions)	2025	2024	% change
Research and development	$2,067	$1,939	7%
as a % of net revenues	15%	16%
Research and development (R&D) expenses as a percentage of net revenues decreased for the three months ended March 31, 2025 compared to the prior year primarily due to acquisition and integration costs incurred during the three months ended March 31, 2024 in connection with the ImmunoGen acquisition partially offset by increased funding to support all stages of the company’s pipeline assets.
Acquired IPR&D and Milestones

	Three months ended March 31,
(dollars in millions)	2025	2024
Upfront charges	$246	$79
Development milestones	2	85
Acquired IPR&D and milestones	$248	$164

2025 Form 10-Q |	30

Other Non-Operating Expenses (Income)

	Three months ended March 31,
(in millions)	2025	2024
Interest expense	$700	$660
Interest income	(73)	(207)
Interest expense, net	$627	$453

Net foreign exchange loss	$4	$4
Other expense, net	1,441	586
Interest expense increased for the three months ended March 31, 2025 compared to the prior year primarily due to a higher average debt balance.
Interest income decreased for the three months ended March 31, 2025 compared to the prior year primarily due to a lower average cash and cash equivalents balance.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $1.5 billion for the three months ended March 31, 2025 and $660 million for the three months ended March 31, 2024. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three months ended March 31, 2025, the change in fair value reflected higher estimated Skyrizi sales, the passage of time and lower discount rates. For the three months ended March 31, 2024, the change in fair value reflected higher estimated Skyrizi sales and the passage of time, partially offset by higher discount rates.
Income Tax Expense
The effective tax rate was 22% for the three months ended March 31, 2025 and 2024. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
(in millions)	2025	2024
Cash flows provided by (used in):
Operating activities	$1,635	$4,040
Investing activities	(735)	(9,588)
Financing activities	(1,258)	10,819
Operating cash flows for the three months ended March 31, 2025 decreased compared to the prior year primarily due to the timing of working capital and payments related to litigation matters, partially offset by increased results from operations driven by higher net revenues and ImmunoGen acquisition-related cash expenses during the three-months ended March 31, 2024.
Investing cash flows for the three months ended March 31, 2025 included $210 million cash consideration paid to acquire Nimble Therapeutics, Inc. offset by cash acquired of $6 million, payments made for other acquisitions and investments of $334 million and capital expenditures of $235 million. Investing cash flows for the three months ended March 31, 2024 included $9.8 billion cash consideration paid to acquire ImmunoGen offset by cash acquired of $591 million, payments made for other acquisitions and investments of $190 million and capital expenditures of $193 million.
Financing cash flows for the three months ended March 31, 2025 included the issuance of unsecured senior notes totaling $4.0 billion aggregate principal and the repayment of $3.0 billion aggregate principal of 3.80% senior notes. Financing cash flows for the three months ended March 31, 2024 included the issuance of unsecured senior notes totaling $15.0 billion aggregate principal which were used to finance the acquisitions of ImmunoGen and Cerevel Therapeutics. Additionally, financing cash flows included the issuance and repayment of $5.0 billion under the term loan credit agreement and repayment of $99 million of secured term notes assumed from ImmunoGen in conjunction with the acquisition.

2025 Form 10-Q |	31

Financing cash flows also included cash dividend payments of $2.9 billion for the three months ended March 31, 2025 and $2.8 billion for the three months ended March 31, 2024. The increase in cash dividend payments was primarily driven by the increase in the quarterly dividend rate.
On February 13, 2025, the company announced that its board of directors declared a quarterly cash dividend of $1.64 per share for stockholders of record at the close of business on April 15, 2025, payable on May 15, 2025. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 3 million shares for $606 million during the three months ended March 31, 2025 and 5 million shares for $959 million during the three months ended March 31, 2024.
During the three months ended March 31, 2025 and 2024, the company issued and redeemed commercial paper. The balance of commercial paper borrowings outstanding was $1.6 billion as of March 31, 2025 and there were no amounts outstanding as of December 31, 2024. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
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
In January 2025, AbbVie entered into a new $3.0 billion five-year revolving credit facility that matures in January 2030 which is in addition to the existing $5.0 billion five-year revolving credit facility that matures in March 2028. The revolving credit facilities are available to support AbbVie’s commercial paper program and enable the company to borrow funds to meet liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At March 31, 2025, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of March 31, 2025 and December 31, 2024.
Subsequent to March 31, 2025, the company entered into a $4.0 billion 364-day term loan credit agreement. No amounts were borrowed under the term loan credit agreement as of the date of filing of this Quarterly Report on Form 10-Q.
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

2025 Form 10-Q |	32

Credit Ratings
There were no changes in the company’s credit ratings during the three months ended March 31, 2025. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in the company’s application of its critical accounting policies during the three months ended March 31, 2025.
FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q are, or may be considered, forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions and uses of future or conditional verbs, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, but are not limited to challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, changes to laws and regulations applicable to our industry, the impact of global macroeconomic factors, such as economic downturns or uncertainty, international conflict, trade disputes and tariffs, and other uncertainties and risks associated with global business operations. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2024, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation, and specifically declines, to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Chief Executive Officer, Robert A. Michael, and the Chief Financial Officer, Scott T. Reents, evaluated the effectiveness of AbbVie's disclosure controls and procedures as of the end of the period covered by this report, and concluded that AbbVie's disclosure controls and procedures were effective to ensure that information AbbVie is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by AbbVie in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to AbbVie's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended March 31, 2025.
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

2025 Form 10-Q |	33

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

2025 Form 10-Q |	34

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	938	(1)	$181.39	(1)	—	$3,502,031,203
February 1, 2025 - February 28, 2025	866	(1)	$193.04	(1)	—	$3,502,031,203
March 1, 2025 - March 31, 2025	2,836,890	(1)	$213.65	(1)	2,836,000	$2,896,110,760
Total	2,838,694	(1)	$213.64	(1)	2,836,000	$2,896,110,760

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 938 in January; 866 in February; and 890 in March.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
ITEM 5. OTHER ITEMS

(c) Director and Officer Trading Arrangements
During the three months ended March 31, 2025, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2025 Form 10-Q |	35

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description
10.1	Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement*

10.2	Form of AbbVie Inc. Performance Share Award Agreement*

10.3	Form of AbbVie Inc. Non-Employee Director RSU Agreement (US)*

10.4	Form of AbbVie Inc. Non-Qualified Stock Option Agreement*

10.5	AbbVie Inc. Non-Employee Directors’ Fee Plan, as amended and restated*

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 9, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2025 Form 10-Q |	36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Scott T. Reents
Scott T. Reents
Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2025

2025 Form 10-Q |	37