Form 10-Q
period 2025-06-30
AbbVie Inc.
filed 2025-08-04
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
As of July 29, 2025, AbbVie Inc. had 1,766,558,253 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net revenues	$15,423	$14,462	$28,766	$26,772

Cost of products sold	4,346	4,202	8,348	8,296
Selling, general and administrative	3,253	3,377	6,546	6,692
Research and development	2,131	1,948	4,198	3,887
Acquired IPR&D and milestones	823	937	1,071	1,101
Other operating income	(24)	—	(24)	—
Total operating costs and expenses	10,529	10,464	20,139	19,976
Operating earnings	4,894	3,998	8,627	6,796

Interest expense, net	678	506	1,305	959
Net foreign exchange loss	23	1	27	5
Other expense, net	2,639	1,345	4,080	1,931
Earnings before income tax expense	1,554	2,146	3,215	3,901
Income tax expense	613	773	985	1,156
Net earnings	941	1,373	2,230	2,745
Net earnings attributable to noncontrolling interest	3	3	6	6
Net earnings attributable to AbbVie Inc.	$938	$1,370	$2,224	$2,739

Per share data
Basic earnings per share attributable to AbbVie Inc.	$0.52	$0.77	$1.25	$1.54
Diluted earnings per share attributable to AbbVie Inc.	$0.52	$0.77	$1.24	$1.53

Weighted-average basic shares outstanding	1,768	1,768	1,768	1,769
Weighted-average diluted shares outstanding	1,771	1,771	1,772	1,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Net earnings	$941	$1,373	$2,230	$2,745

Foreign currency translation adjustments, net of tax expense (benefit) of $33 for the three months and $50 for the six months ended June 30, 2025 and $(4) for the three months and $(24) for the six months ended June 30, 2024	1,051	(157)	1,538	(553)
Net investment hedging activities, net of tax expense (benefit) of $(192) for the three months and $(269) for the six months ended June 30, 2025 and $23 for the three months and $80 for the six months ended June 30, 2024	(698)	84	(981)	291
Pension and post-employment benefits, net of tax expense (benefit) of $— for the three months and $— for the six months ended June 30, 2025 and $3 for the three months and $4 for the six months ended June 30, 2024	4	8	2	18
Cash flow hedging activities, net of tax expense (benefit) of $(16) for the three months and $(20) for the six months ended June 30, 2025 and $(2) for the three months and $5 for the six months ended June 30, 2024	(153)	6	(172)	36
Other comprehensive income (loss)	204	(59)	387	(208)
Comprehensive income	1,145	1,314	2,617	2,537
Comprehensive income attributable to noncontrolling interest	3	3	6	6
Comprehensive income attributable to AbbVie Inc.	$1,142	$1,311	$2,611	$2,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and equivalents	$6,467	$5,524
Short-term investments	—	31
Accounts receivable, net	12,637	10,919
Inventories	4,960	4,181
Prepaid expenses and other	5,197	4,927
Total current assets	29,261	25,582

Investments	310	279
Property and equipment, net	5,283	5,134
Intangible assets, net	57,031	60,068
Goodwill	35,638	34,956
Other assets	9,659	9,142
Total assets	$137,182	$135,161

Liabilities and Equity
Current liabilities
Short-term borrowings	$5,556	$—
Current portion of long-term debt and finance lease obligations	1,966	6,804
Accounts payable and accrued liabilities	32,245	31,945
Total current liabilities	39,767	38,749

Long-term debt and finance lease obligations	62,959	60,340
Deferred income taxes	2,554	2,579
Other long-term liabilities	32,040	30,129

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,837,290,114 shares issued as of June 30, 2025 and 1,831,594,494 as of December 31, 2024	18	18
Common stock held in treasury, at cost, 70,829,000 shares as of June 30, 2025 and 66,337,508 as of December 31, 2024	(9,147)	(8,201)
Additional paid-in capital	21,987	21,333
Accumulated deficit	(11,503)	(7,900)
Accumulated other comprehensive loss	(1,538)	(1,925)
Total stockholders' equity (deficit)	(183)	3,325
Noncontrolling interest	45	39
Total equity (deficit)	(138)	3,364

Total liabilities and equity	$137,182	$135,161
The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit) (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at March 31, 2024	1,766	$18	$(7,829)	$20,656	$(2,384)	$(2,454)	$40	$8,047
Net earnings attributable to AbbVie Inc.	—	—	—	—	1,370	—	—	1,370
Other comprehensive loss, net of tax	—	—	—	—	—	(59)	—	(59)
Dividends declared	—	—	—	—	(2,754)	—	—	(2,754)
Purchases of treasury stock	—	—	(9)	—	—	—	—	(9)
Stock-based compensation plans and other	—	—	—	223	—	—	—	223
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at June 30, 2024	1,766	$18	$(7,838)	$20,879	$(3,768)	$(2,513)	$43	$6,821

Balance at March 31, 2025	1,766	$18	$(9,137)	$21,808	$(9,527)	$(1,742)	$42	$1,462
Net earnings attributable to AbbVie Inc.	—	—	—	—	938	—	—	938
Other comprehensive income, net of tax	—	—	—	—	—	204	—	204
Dividends declared	—	—	—	—	(2,914)	—	—	(2,914)
Purchases of treasury stock	—	—	(10)	—	—	—	—	(10)
Stock-based compensation plans and other	—	—	—	179	—	—	—	179
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at June 30, 2025	1,766	$18	$(9,147)	$21,987	$(11,503)	$(1,538)	$45	$(138)

Balance at December 31, 2023	1,766	$18	$(6,533)	$20,180	$(1,000)	$(2,305)	$37	$10,397
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,739	—	—	2,739
Other comprehensive loss, net of tax	—	—	—	—	—	(208)	—	(208)
Dividends declared	—	—	—	—	(5,507)	—	—	(5,507)
Purchases of treasury stock	(7)	—	(1,333)	—	—	—	—	(1,333)
Stock-based compensation plans and other	7	—	28	699	—	—	—	727
Change in noncontrolling interest	—	—	—	—	—	—	6	6
Balance at June 30, 2024	1,766	$18	$(7,838)	$20,879	$(3,768)	$(2,513)	$43	$6,821

Balance at December 31, 2024	1,765	$18	$(8,201)	$21,333	$(7,900)	$(1,925)	$39	$3,364
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,224	—	—	2,224
Other comprehensive income, net of tax	—	—	—	—	—	387	—	387
Dividends declared	—	—	—	—	(5,827)	—	—	(5,827)
Purchases of treasury stock	(5)	—	(973)	—	—	—	—	(973)
Stock-based compensation plans and other	6	—	27	654	—	—	—	681
Change in noncontrolling interest	—	—	—	—	—	—	6	6
Balance at June 30, 2025	1,766	$18	$(9,147)	$21,987	$(11,503)	$(1,538)	$45	$(138)

The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2025	2024
Cash flows from operating activities
Net earnings	$2,230	$2,745
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	367	367
Amortization of intangible assets	3,722	3,838
Deferred income taxes	(300)	(405)
Change in fair value of contingent consideration liabilities	4,313	2,136
Payments of contingent consideration liabilities	(1,408)	(876)
Stock-based compensation	589	566
Acquired IPR&D and milestones	1,071	1,101
Non-cash litigation reserve adjustments, net of cash payments	(750)	27
Other, net	96	(53)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,496)	(524)
Inventories	(211)	(127)
Prepaid expenses and other assets	(257)	309
Accounts payable and other liabilities	(181)	(1,337)
Income tax assets and liabilities, net	(997)	(1,456)
Cash flows from operating activities	6,788	6,311

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(204)	(9,199)
Other acquisitions and investments	(1,274)	(1,033)
Acquisitions of property and equipment	(504)	(434)
Purchases of investment securities	(22)	(22)
Sales and maturities of investment securities	39	9
Other, net	49	(11)
Cash flows from investing activities	(1,916)	(10,690)

Cash flows from financing activities
Net change in commercial paper borrowings with original maturities of three months or less	1,549	—
Proceeds from issuance of other short-term borrowings	4,007	5,008
Repayments of other short-term borrowings	—	(5,008)
Proceeds from issuance of long-term debt	3,994	14,963
Repayments of long-term debt and finance lease obligations	(6,780)	(3,448)
Debt issuance costs	(23)	(99)
Dividends paid	(5,835)	(5,522)
Purchases of treasury stock	(973)	(1,333)
Proceeds from the exercise of stock options	61	137
Other, net	32	24
Cash flows from financing activities	(3,968)	4,722

Effect of exchange rate changes on cash and equivalents	39	(27)
Net change in cash and equivalents	943	316
Cash and equivalents, beginning of period	5,524	12,814

Cash and equivalents, end of period	$6,467	$13,130
The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	5

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
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Interest expense	$740	$726	$1,440	$1,386
Interest income	(62)	(220)	(135)	(427)
Interest expense, net	$678	$506	$1,305	$959
Inventories

(in millions)	June 30, 2025	December 31, 2024
Finished goods	$1,681	$1,173
Work-in-process	2,113	1,951
Raw materials	1,166	1,057
Inventories	$4,960	$4,181

2025 Form 10-Q |	6

Property and Equipment, Net

(in millions)	June 30, 2025	December 31, 2024
Property and equipment, gross	$12,934	$12,267
Accumulated depreciation	(7,651)	(7,133)
Property and equipment, net	$5,283	$5,134
Depreciation expense was $186 million for the three months and $367 million for the six months ended June 30, 2025 and $184 million for the three months and $367 million for the six months ended June 30, 2024.
Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Basic EPS
Net earnings attributable to AbbVie Inc.	$938	$1,370	$2,224	$2,739
Earnings allocated to participating securities	10	10	20	20
Earnings available to common shareholders	$928	$1,360	$2,204	$2,719
Weighted-average basic shares outstanding	1,768	1,768	1,768	1,769
Basic earnings per share attributable to AbbVie Inc.	$0.52	$0.77	$1.25	$1.54

Diluted EPS
Net earnings attributable to AbbVie Inc.	$938	$1,370	$2,224	$2,739
Earnings allocated to participating securities	10	10	20	20
Earnings available to common shareholders	$928	$1,360	$2,204	$2,719
Weighted-average shares of common stock outstanding	1,768	1,768	1,768	1,769
Effect of dilutive securities	3	3	4	3
Weighted-average diluted shares outstanding	1,771	1,771	1,772	1,772
Diluted earnings per share attributable to AbbVie Inc.	$0.52	$0.77	$1.24	$1.53
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Proposed Acquisition of Capstan Therapeutics, Inc.
In June 2025, AbbVie entered into a definitive agreement to acquire Capstan Therapeutics, Inc. (Capstan), including its lead program CPTX2309, a potential first-in-class in vivo targeted lipid nanoparticle (tLNP) anti-CD19 CAR-T therapy candidate, currently in Phase 1, for the treatment of B cell-mediated autoimmune diseases. Under the terms of the agreement, AbbVie will make an upfront cash payment of approximately $2.1 billion to acquire Capstan. The transaction is expected to close in 2025, subject to regulatory approvals and other customary closing conditions.

2025 Form 10-Q |	7

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
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments totaled $1.3 billion for the six months ended June 30, 2025 and $1.0 billion for the six months ended June 30, 2024.
The following table summarizes acquired IPR&D and milestones expense:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Upfront charges	$705	$927	$951	$1,006
Development milestones	118	10	120	95
Acquired IPR&D and milestones	$823	$937	$1,071	$1,101

2025 Form 10-Q |	8

Ichnos Glenmark Innovation, Inc.
Subsequent to June 30, 2025, AbbVie announced that it entered into a licensing agreement with Ichnos Glenmark Innovation, Inc. (IGI). Under the terms of the agreement, AbbVie will make an upfront payment of $700 million and receive an exclusive license to develop, manufacture and commercialize ISB-2001, a tri-specific T-cell engager for the treatment of multiple myeloma across North America, Europe, Japan, and Greater China. AbbVie could make additional payments of up to $1.2 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties. The transaction is expected to close in 2025, subject to regulatory approvals and other customary closing conditions.
ADARx Pharmaceuticals, Inc.
In May 2025, AbbVie entered into a license option agreement with ADARx Pharmaceuticals, Inc. (ADARx). Under the terms of the agreement, AbbVie received exclusive options to global license rights to develop and commercialize ADARx’s small interfering RNA (siRNA) therapeutics across multiple disease areas, including neuroscience, immunology and oncology. Under the terms of the agreement, AbbVie made an upfront payment of $335 million which was recognized in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the second quarter of 2025. AbbVie could make additional payments of up to $385 million for option fees and option exercise payments, up to $7.5 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties.

Gubra A/S
In April 2025, AbbVie completed its licensing agreement with Gubra A/S. Under the terms of the agreement, AbbVie received an exclusive global license to develop and commercialize GUB014295 (ABBV-295), a long-acting amylin analog for the treatment of obesity. Under the terms of the agreement, AbbVie made an upfront payment of $350 million which was recognized in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the second quarter of 2025. AbbVie could make additional payments of up to $1.9 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties.
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
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended June 30, 2025 and 2024.
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

2025 Form 10-Q |	9

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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
United States - Janssen's share of profits (included in cost of products sold)	$253	$284	$500	$567
International - AbbVie's share of profits (included in net revenues)	211	238	420	466
Global - AbbVie's share of other costs (included in respective line items)	25	40	50	82
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $227 million at June 30, 2025 and $237 million at December 31, 2024. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $247 million at June 30, 2025 and $282 million at December 31, 2024.
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
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Genentech's share of profits, including royalties (included in cost of products sold)	$262	$243	$504	$470
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	3	6	13	15
AbbVie's share of development costs (included in R&D)	15	23	32	42

2025 Form 10-Q |	10

Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2024	$34,956
Additions(a)	170
Foreign currency translation adjustments	512
Balance as of June 30, 2025	$35,638
(a) Goodwill additions related to the acquisition of Nimble (see Note 4).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of June 30, 2025, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	June 30, 2025			December 31, 2024
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$82,150	$(31,754)	$50,396	$81,428	$(28,253)	$53,175
License agreements	8,352	(7,003)	1,349	8,315	(6,624)	1,691
Total definite-lived intangible assets	90,502	(38,757)	51,745	89,743	(34,877)	54,866
Indefinite-lived intangible assets	5,286	—	5,286	5,202	—	5,202
Total intangible assets, net	$95,788	$(38,757)	$57,031	$94,945	$(34,877)	$60,068
Definite-Lived Intangible Assets
Amortization expense was $1.9 billion for the three months and $3.7 billion for the six months ended June 30, 2025 and $1.9 billion for the three months and $3.8 billion for the six months ended June 30, 2024. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist.

2025 Form 10-Q |	11

Note 7 Restructuring Plans

AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. As of June 30, 2025 and 2024, no such plans were individually significant. Restructuring charges were $136 million for the three months and $153 million for the six months ended June 30, 2025 and $49 million for the three months and $64 million for the six months ended June 30, 2024. These charges are recognized in cost of products sold, R&D expense and SG&A expense in the condensed consolidated statements of earnings based on the classification of the affected employees or the related operations.
The following table summarizes the cash activity in the restructuring reserve for the six months ended June 30, 2025:

(in millions)
Accrued balance as of December 31, 2024	$236
Restructuring charges	46
Payments and other adjustments	(41)
Accrued balance as of June 30, 2025	$241

Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $3.8 billion at June 30, 2025 and $1.9 billion at December 31, 2024, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of June 30, 2025 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $6.3 billion at June 30, 2025 and $5.9 billion at December 31, 2024.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €3.1 billion at June 30, 2025 and December 31, 2024. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €6.5 billion, SEK1.9 billion, CAD500 million and CHF80 million at June 30, 2025 and €6.2 billion, SEK1.4 billion, CAD500 million and CHF50 million at December 31, 2024. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $3.5 billion at June 30, 2025 and December 31, 2024. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2025 Form 10-Q |	12

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	June 30, 2025	December 31, 2024	Balance sheet caption	June 30, 2025	December 31, 2024
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$11	$119	Accounts payable and accrued liabilities	$99	$5
Designated as cash flow hedges	Other assets	—	—	Other long-term liabilities	11	—
Designated as net investment hedges	Prepaid expenses and other	—	4	Accounts payable and accrued liabilities	274	—
Designated as net investment hedges	Other assets	—	148	Other long-term liabilities	352	—
Not designated as hedges	Prepaid expenses and other	30	42	Accounts payable and accrued liabilities	40	30
Interest rate swap contracts
Designated as fair value hedges	Other assets	60	—	Other long-term liabilities	104	231
Total derivatives		$101	$313		$880	$266
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Foreign currency forward exchange contracts
Designated as cash flow hedges	$(135)	$20	$(154)	$75
Designated as net investment hedges	(570)	88	(763)	222
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax losses of $8 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $21 million into interest expense, net for other cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax losses of $283 million for the three months and $416 million for the six months ended June 30, 2025 and pre-tax gains of $50 million for the three months and $207 million for the six months ended June 30, 2024.
The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended June 30,		Six months ended June 30,
(in millions)	Statement of earnings caption	2025	2024	2025	2024
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$29	$10	$28	$22
Designated as net investment hedges	Interest expense, net	37	31	71	58
Not designated as hedges	Net foreign exchange loss	(17)	34	(46)	16
Interest rate swap contracts
Designated as fair value hedges	Interest expense, net	47	54	102	(11)
Debt designated as hedged item in fair value hedges	Interest expense, net	(47)	(54)	(102)	11
Other	Interest expense, net	5	6	10	12

2025 Form 10-Q |	13

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
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2025:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$6,467	$6,163	$304	$—
Money market funds and time deposits	10	—	10	—
Debt securities	33	—	33	—
Equity securities	101	64	37	—
Interest rate swap contracts	60	—	60	—
Foreign currency contracts	41	—	41	—
Total assets	$6,712	$6,227	$485	$—
Liabilities
Interest rate swap contracts	$104	$—	$104	$—
Foreign currency contracts	776	—	776	—
Financing liability	358	—	—	358
Contingent consideration	24,649	—	—	24,649
Total liabilities	$25,887	$—	$880	$25,007

2025 Form 10-Q |	14

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
The financing liability is related to financing arrangements which the company elected to account for in accordance with the fair value option, as permitted under ASC 825 Financial Instruments. The fair value measurement of the financing liability was determined based on significant unobservable inputs. Potential payments are estimated by applying a probability-weighted expected payment model, which are then discounted to present value. Changes to the fair value of the financing liability can result from changes to one or a number of inputs, including discount rates, estimated probabilities and timing of achieving milestones and estimated amounts of future sales. The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings and the change in fair value attributable to instrument-specific credit risk is recognized in other comprehensive income (loss). Changes in fair value recognized in other expense, net and in other comprehensive income (loss) for the three and six months ended June 30, 2025 were insignificant.
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

2025 Form 10-Q |	15

The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	June 30, 2025		December 31, 2024
	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	4.0% - 4.8%	4.3%	4.6% - 5.2%	4.8%
Probability of payment for royalties by indication	100%	100%	100%	100%
Projected year of payments	2025 - 2034	2029	2025 - 2034	2029
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Six months ended June 30,
(in millions)	2025	2024
Beginning balance	$21,666	$19,890
Additions(a)	78	—
Change in fair value recognized in net earnings	4,313	2,136
Payments	(1,408)	(876)
Ending balance	$24,649	$21,150
(a) Additions during the six months ended June 30, 2025, represent contingent consideration liabilities related to the Nimble acquisition.
The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of June 30, 2025 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$5,556	$5,579	$—	$5,579	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	2,015	1,999	1,982	17	—
Long-term debt and finance lease obligations, excluding fair value hedges and financing liability	62,645	59,315	56,884	2,431	—
Total liabilities	$70,216	$66,893	$58,866	$8,027	$—

2025 Form 10-Q |	16

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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $166 million as of June 30, 2025 and $169 million as of December 31, 2024. No significant cumulative upward or downward adjustments have been recorded for these investments as of June 30, 2025.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 80% as of June 30, 2025 and 81% as of December 31, 2024, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.
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
In March 2025, the company repaid $3.0 billion aggregate principal amount of 3.80% senior notes at maturity.
In May 2025, the company repaid $3.8 billion aggregate principal amount of 3.60% senior notes at maturity.
In May 2024, the company repaid a €1.5 billion aggregate principal amount of 1.38% senior euro notes at maturity.
In June 2024, the company repaid a €700 million aggregate principal amount of 1.25% senior euro notes and $1.0 billion aggregate principal amount of 3.85% senior notes at maturity.

2025 Form 10-Q |	17

Short-Term Borrowings
Short-term borrowings included commercial paper borrowings of $3.6 billion as of June 30, 2025, of which $2.0 billion had original maturities greater than three months. There were no commercial paper amounts outstanding as of December 31, 2024. The weighted-average interest rate on commercial paper borrowings was 4.64% for the six months ended June 30, 2025 and 5.54% for the six months ended June 30, 2024.
In April 2025, AbbVie entered into a $4.0 billion 364-day term loan credit agreement. In May 2025, AbbVie borrowed $2.0 billion under this term loan credit agreement which was outstanding and included in short-term borrowings on the condensed consolidated balance sheet as of June 30, 2025. Borrowings under the term loan bear interest at adjusted Secured Overnight Financing Rate Reference Rate (SOFR) +0.7%. The term loan may be prepaid without penalty upon prior notice and contains covenants, all of which the company was in compliance with as of June 30, 2025.
In January 2025, AbbVie entered into a new $3.0 billion five-year revolving credit facility that matures in January 2030 which is in addition to the existing $5.0 billion five-year revolving credit facility that matures in March 2028. The revolving credit facilities are available to support AbbVie’s commercial paper program and enable the company to borrow funds to meet liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At June 30, 2025, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of June 30, 2025 and December 31, 2024.
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
AbbVie used the net proceeds received from the issuance of the notes to finance the acquisition of ImmunoGen, repay its term loan, repay commercial paper borrowings, pay fees and expenses in respect of the foregoing, finance general corporate purposes and, together with cash on hand, fund AbbVie’s acquisition of Cerevel Therapeutics.
In December 2023, AbbVie entered into a $9.0 billion 364-day bridge credit agreement and $5.0 billion 364-day term loan credit agreement. In February 2024, AbbVie borrowed and repaid $5.0 billion under the term loan credit agreement. Interest charged on this borrowing was based on SOFR +0.975% with an effective interest rate of 6.29%. Subsequent to the $15.0 billion issuance of senior notes, AbbVie terminated both the bridge and term loan credit agreements in the first quarter of 2024. In February 2024, concurrent with the ImmunoGen acquisition, the company assumed and repaid an ImmunoGen senior secured term loan at a fair value of $99 million.

2025 Form 10-Q |	18

Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$68	$71	$131	$143	$10	$10	$20	$21
Interest cost	124	113	241	226	11	11	22	21
Expected return on plan assets	(208)	(196)	(414)	(393)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(9)	(9)	(18)	(18)
Amortization of actuarial loss	10	13	16	26	2	5	4	9
Net periodic benefit cost (credit)	$(6)	$1	$(26)	$2	$14	$17	$28	$33
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
Note 10 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the AbbVie Amended and Restated 2013 Incentive Stock Program and is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Cost of products sold	$11	$10	$33	$32
Research and development	79	74	239	207
Selling, general and administrative	89	134	317	327
Pre-tax compensation expense	179	218	589	566
Tax benefit	(34)	(34)	(104)	(94)
After-tax compensation expense	$145	$184	$485	$472
In addition to stock-based compensation expense included in the table above and in connection with the acquisition of ImmunoGen, AbbVie incurred cash-settled, post-closing expense for ImmunoGen employee incentive awards, which is summarized in the table below:

(in millions)	Six months ended June 30, 2024
Cost of products sold	$31
Research and development	126
Selling, general and administrative	192
Total post-closing cash settled expense	$349
Stock Options
During the six months ended June 30, 2025, primarily in connection with the company's annual grant, AbbVie granted 0.6 million stock options with a weighted-average grant-date fair value of $38.39. As of June 30, 2025, $10 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

2025 Form 10-Q |	19

RSUs and Performance Shares
During the six months ended June 30, 2025, primarily in connection with the company's annual grant, AbbVie granted 4.8 million RSUs and performance shares with a weighted-average grant-date fair value of $193.81. As of June 30, 2025, $905 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2025 and 2024:

2025			2024
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
06/20/25	08/15/25	$1.64	10/30/24	02/14/25	$1.64
02/13/25	05/15/25	$1.64	09/06/24	11/15/24	$1.55
			06/21/24	08/15/24	$1.55
			02/15/24	05/15/24	$1.55
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
On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 3 million shares for $606 million during the six months ended June 30, 2025 and 5 million shares for $959 million during the six months ended June 30, 2024. AbbVie's remaining stock repurchase authorization was approximately $2.9 billion as of June 30, 2025.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2025:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2024	$(2,114)	$549	$(664)	$304	$(1,925)
Other comprehensive income (loss) before reclassifications	1,538	(925)	1	(142)	472
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(56)	1	(30)	(85)
Net current-period other comprehensive income (loss)	1,538	(981)	2	(172)	387
Balance as of June 30, 2025	$(576)	$(432)	$(662)	$132	$(1,538)
Other comprehensive income for the six months ended June 30, 2025 included foreign currency translation adjustments totaling a gain of $1.5 billion principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling a loss of $981 million.

2025 Form 10-Q |	20

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
The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
(in millions) (brackets denote gains)	2025	2024	2025	2024
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(37)	$(31)	$(71)	$(58)
Tax expense	8	7	15	13
Total reclassifications, net of tax	$(29)	$(24)	$(56)	$(45)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$3	$9	$2	$17
Tax benefit	(1)	(3)	(1)	(4)
Total reclassifications, net of tax	$2	$6	$1	$13
Cash flow hedging activities
Gains on foreign currency forward exchange contracts(c)	$(29)	$(10)	$(28)	$(22)
Other(a)	(5)	(6)	(10)	(12)
Tax expense	6	4	8	8
Total reclassifications, net of tax	$(28)	$(12)	$(30)	$(26)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).

2025 Form 10-Q |	21

Note 11 Income Taxes

The effective tax rate was 39% for the three months and 31% for the six months ended June 30, 2025 compared to 36% for the three months and 30% for the six months ended June 30, 2024. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities. The increase in the effective tax rate for the three months and six months ended June 30, 2025 over the prior year was primarily due to changes in fair value of contingent consideration offset by changes in jurisdictional mix of earnings and business development activities.
Subsequent to June 30, 2025, on July 4, 2025, the United States government signed into law the One Big Beautiful Bill Act of 2025 (2025 Act). Included within the 2025 Act are certain new tax provisions, limitations and modifications to existing tax provisions that were previously enacted under the Tax Cuts and Jobs Act of 2017, including rules related to the taxation of income earned outside of the United States and the tax treatment of domestic performed research and development costs. In addition, the legislation contains various effective dates and transition elections. AbbVie is currently evaluating the impact of the 2025 Act on its consolidated financial statements.
Note 12 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $1.8 billion as of June 30, 2025 and $2.5 billion as of December 31, 2024. For litigation matters discussed below for which a loss is probable or reasonably possible, the company is unable to estimate the possible loss or range of loss, if any, beyond the amounts accrued. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 380 lawsuits are pending against Allergan in federal and state courts. Most of the federal court lawsuits are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 25 of the lawsuits are pending in various state courts. The plaintiffs in these lawsuits, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 380 lawsuits, approximately 20 of them are brought by states, counties, cities, and other municipal entities, approximately 5 of which are in the process of being dismissed pursuant to the previously announced settlement.

2025 Form 10-Q |	22

In March 2023, AbbVie Inc. filed a petition in the United States Tax Court, AbbVie Inc. and Subsidiaries v. Commissioner of Internal Revenue. The petition disputed the Internal Revenue Service determination concerning a $572 million income tax benefit recorded in 2014 related to a payment made to a third party for the termination of a proposed business combination. In June 2025, the United States Tax Court granted AbbVie’s motion for summary judgment and denied the Commissioner of Internal Revenue’s cross-motion for summary judgment. The United States Tax Court ordered and decided that there is no deficiency in income tax due from AbbVie for the tax year 2014.
Shareholder and Securities Litigation
In May 2024, a putative class action lawsuit, Reese v. AbbVie Inc., was filed in Delaware Chancery Court challenging the lawfulness of Section 2.13(D)(iv) in the Second Amended and Restated By-laws of AbbVie Inc. As noted in its Form 8-K filed on September 6, 2024, AbbVie believed this provision was lawful but no longer had any practical value. Accordingly, AbbVie did not believe defending this provision was the best use of Company resources. AbbVie therefore amended its by-laws to, among other things, delete section 2.13(D)(iv). As a result of this amendment, plaintiff agreed that his claims were moot. In September 2024, the court granted an Order Voluntarily Dismissing the Action as Moot and Retaining Jurisdiction to Determine Plaintiff's Counsel’s Application for an Award of Attorneys’ Fees and Reimbursement of Expenses. To avoid the time and expense of continued litigation and without any admissions, the parties agreed to resolve plaintiff’s counsel fee application with a payment of $175 thousand to plaintiff’s counsel. In July 2025, the court entered a stipulation and order providing that the case will be closed. In entering that order, the court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.
In October 2018, a federal securities lawsuit, Holwill v. AbbVie Inc., et al., was filed in the United States District Court for the Northern District of Illinois against AbbVie, its former chief executive officer and former chief financial officer, alleging that reasons stated for Humira sales growth in financial filings between 2013 and 2018 were misleading because they omitted alleged misconduct in connection with Humira patient and reimbursement support services and other services and items of value that allegedly induced Humira prescriptions. In September 2021, the court granted plaintiffs' motion to certify a class. In July 2025, the court granted AbbVie and the individual defendants’ motion for summary judgement.
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
Lawsuits are pending against various Allergan entities in the United States and other countries including Australia, Brazil, Canada, South Korea, and the Netherlands, in which plaintiffs generally allege that they developed, or may develop, breast implant-associated anaplastic large cell lymphoma (ALCL) or other injuries from Allergan’s Biocell® textured breast implants, which were voluntarily withdrawn from worldwide markets in 2019. Approximately 145 ALCL lawsuits and 1,290 other lawsuits are coordinated for pre-trial purposes in the United States District Court for the District of New Jersey under the MDL rules as In re: Allergan Biocell Textured Breast Implant Product Liability Litigation, MDL No. 2921. Approximately 75 ALCL lawsuits and 475 other lawsuits are pending in various state courts. Approximately 60 ALCL and 1,005 other lawsuits are pending in other countries. Plaintiffs generally seek monetary damages, medical monitoring, and attorneys’ fees.
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
Intellectual Property Litigation
AbbVie Inc. is seeking to enforce patent rights relating to upadacitinib (a drug sold under the trademark Rinvoq). Litigation was filed in the United States District Court for the District of Delaware in November 2023 against Hetero USA, Inc., Hetero Labs Limited, Hetero Labs Limited Unit-V, Aurobindo Pharma USA, Inc. and Aurobindo Pharma Ltd. AbbVie alleges defendants’ proposed generic upadacitinib products infringe certain patents and seeks declaratory and injunctive relief.
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

2025 Form 10-Q |	23

Limited Unit-III, and Hetero Labs Limited. AbbVie alleges defendants’ proposed generic ubrogepant products infringe certain patents and seeks declaratory and injunctive relief. Merck Sharp & Dohme LLC, which exclusively licenses certain patents to AbbVie, is a co-plaintiff in the litigation.

2025 Form 10-Q |	24

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
The CODM regularly reviews net revenues, net earnings and significant segment expenses and uses net earnings as its principal measure of segment profit or loss. Net earnings and significant segment expenses reviewed by CODM are reported on the condensed consolidated statements of earnings for the periods ended June 30, 2025 and 2024. The CODM uses net earnings as its principal measure of segment profit or loss to compare past financial performance with current performance and analyze underlying business performance and trends. The CODM does not use segment assets to make decisions regarding resources; therefore, the total asset disclosure has not been included.
The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Six months ended June 30,

(in millions)		2025	2024	2025	2024
Immunology
Skyrizi	United States	$3,843	$2,340	$6,762	$3,996
	International	580	387	1,086	739
	Total	$4,423	$2,727	$7,848	$4,735
Rinvoq	United States	$1,452	$1,017	$2,672	$1,742
	International	576	413	1,074	781
	Total	$2,028	$1,430	$3,746	$2,523
Humira	United States	$802	$2,360	$1,546	$4,131
	International	378	454	755	953
	Total	$1,180	$2,814	$2,301	$5,084
Neuroscience
Vraylar	United States	$898	$773	$1,661	$1,465
	International	2	1	4	3
	Total	$900	$774	$1,665	$1,468
Botox Therapeutic	United States	$775	$669	$1,498	$1,280
	International	153	145	296	282
	Total	$928	$814	$1,794	$1,562
Ubrelvy	United States	$330	$227	$563	$424
	International	8	4	15	10
	Total	$338	$231	$578	$434
Qulipta	United States	$237	$146	$409	$274
	International	30	4	51	7
	Total	$267	$150	$460	$281
Vyalev	United States	$22	$—	$28	$—
	International	76	18	133	27
	Total	$98	$18	$161	$27
Duodopa	United States	$20	$23	$40	$48
	International	77	90	153	180
	Total	$97	$113	$193	$228
Other Neuroscience	United States	$51	$57	$106	$118
	International	4	5	8	9
	Total	$55	$62	$114	$127

2025 Form 10-Q |	25

		Three months ended June 30,		Six months ended June 30,

(in millions)		2025	2024	2025	2024
Oncology
Imbruvica	United States	$543	$595	$1,072	$1,205
	Collaboration revenues	211	238	420	466
	Total	$754	$833	$1,492	$1,671
Venclexta	United States	$321	$300	$633	$581
	International	370	337	723	670
	Total	$691	$637	$1,356	$1,251
Elahere	United States	$138	$128	$303	$192
	International	21	—	35	—
	Total	$159	$128	$338	$192
Epkinly	Collaboration revenues	$49	$29	$85	$51
	International	21	7	36	12
	Total	$70	$36	$121	$63
Other Oncology	United States	$2	$—	$2	$—
Aesthetics
Botox Cosmetic	United States	$410	$450	$705	$839
	International	282	279	543	523
	Total	$692	$729	$1,248	$1,362
Juvederm Collection	United States	$105	$138	$180	$244
	International	155	205	311	396
	Total	$260	$343	$491	$640
Other Aesthetics	United States	$282	$275	$552	$556
	International	45	43	90	81
	Total	$327	$318	$642	$637
Eye Care
Ozurdex	United States	$30	$35	$60	$69
	International	95	89	188	186
	Total	$125	$124	$248	$255
Lumigan/Ganfort	United States	$52	$42	$100	$71
	International	51	61	109	123
	Total	$103	$103	$209	$194
Alphagan/Combigan	United States	$—	$13	$26	$28
	International	36	36	70	80
	Total	$36	$49	$96	$108
Other Eye Care	United States	$144	$149	$261	$298
	International	106	108	206	216
	Total	$250	$257	$467	$514
Other Key Products
Mavyret	United States	$184	$167	$326	$311
	International	191	202	355	407
	Total	$375	$369	$681	$718
Creon	United States	$404	$372	$759	$657
Linzess/Constella	United States	$247	$211	$386	$468
	International	11	10	20	19
	Total	$258	$221	$406	$487
All other		$603	$810	$1,350	$1,554
Total net revenues		$15,423	$14,462	$28,766	$26,772
See the following for additional information about certain income and expenses included in net earnings: intangible assets amortization expense (Note 6), change in fair value of contingent consideration (Note 8), interest income and expense (Note 2), depreciation expense (Note 2), litigation matters (Note 12), income tax expense (Note 11) and restructuring expense (Note 7).

2025 Form 10-Q |	26

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of June 30, 2025 and December 31, 2024 and the results of operations for the three and six months ended June 30, 2025 and 2024. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
On February 13, 2025, the board of directors of AbbVie unanimously elected Chief Executive Officer (CEO) Robert A. Michael to succeed Richard A. Gonzalez as Chairman of the board of directors, effective July 1, 2025, at which time Mr. Gonzalez retired from the board.
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
Financial Results
The company’s financial performance for the six months ended June 30, 2025 included delivering worldwide net revenues of $28.8 billion, operating earnings of $8.6 billion, diluted earnings per share of $1.24 and cash flows from operations of $6.8 billion. Worldwide net revenues increased 7% on a reported basis and 8% on a constant currency basis.
Financial results for the six months ended June 30, 2025 also included the following costs: (i) $3.7 billion related to the amortization of intangible assets; and (ii) $4.3 billion for the change in fair value of contingent consideration liabilities. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.

2025 Form 10-Q |	27

Recent Events
AbbVie’s business may be impacted by risks associated with global macroeconomic conditions, including international trade disruptions and disputes as well as trade protection measures. For example, the United States government has recently imposed broad-based tariffs targeting specified countries. While the impact of these tariffs on AbbVie’s business and results of operations to date has not been material, the United States government may in the future pause, reimpose or increase tariffs and foreign governments have and, in the future, may impose retaliatory trade protection measures. Any new or additional tariffs, particularly those targeting the pharmaceuticals industry, may increase uncertainties and associated risks and could adversely impact AbbVie’s business and results of operations.
AbbVie is also subject to public and legislative pressure with respect to pharmaceutical pricing. In the United States, Executive Order 14297, issued on May 12, 2025, directs the Secretary of Health and Human Services (HHS) to pursue most-favored-nation (MFN) pricing, defined as the lowest price in any Organization for Economic Co-operation and Development country with a gross domestic product per capita of at least 60% of that of the United States. The order directs HHS to implement policies mandating MFN pricing along with other regulatory actions if substantial progress toward voluntary compliance is not achieved. AbbVie continues to evaluate the potential impact of this executive order, and any new or additional legislation, regulations or executive orders related to pharmaceutical pricing may increase uncertainties and associated risks and could adversely impact AbbVie’s business and results of operations.
On July 4, 2025, the United States government signed into law the One Big Beautiful Bill Act of 2025 (2025 Act). Included within the 2025 Act are certain new tax provisions, limitations and modifications to existing tax provisions that were previously enacted under the Tax Cuts and Jobs Act of 2017, including rules related to the taxation of income earned outside of the United States and the tax treatment of domestic performed research and development costs. In addition, the legislation contains various effective dates and transition elections. The 2025 Act also includes certain new health care provisions related to the orphan drug exclusion of the Inflation Reduction Act of 2022, and Medicaid, which have various effective dates. AbbVie is currently evaluating the impact of the 2025 Act on its consolidated financial statements.

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
•In July 2025, AbbVie announced positive topline results from Study 2 of its Phase 3 UP-AA trial for Rinvoq as a monotherapy in adults and adolescents with severe alopecia areata.

2025 Form 10-Q |	28

Neuroscience
Qulipta
•In February 2025, AbbVie initiated a Phase 3 clinical trial to evaluate Qulipta for the preventive treatment of menstrual migraine.
•In June 2025, AbbVie announced positive topline results from its Phase 3 TEMPLE head-to-head study evaluating the tolerability, safety and efficacy of Qulipta compared to the highest tolerated dose of topiramate in adult patients with a history of four or more migraine days per month.
Oncology
Emrelis
•In May 2025, AbbVie announced that the U.S. FDA granted accelerated approval for Emrelis (telisotuzumab vedotin-tllv) for the treatment of adult patients with locally advanced or metastatic, non-squamous non-small cell lung cancer with high c-Met protein overexpression who have received a prior systemic therapy.
Venclexta
•In June 2025, AbbVie announced that the global Phase 3 VERONA trial evaluating Venclexta in combination with azacitidine in the treatment of newly diagnosed higher-risk myelodysplastic syndrome did not meet the primary endpoint of overall survival. No new safety signals were observed.
•In July 2025, AbbVie announced the submission of a supplemental New Drug Application (sNDA) to the U.S. FDA for the fixed-duration, all oral combination regimen of Venclexta and acalabrutinib in previously untreated patients with chronic lymphocytic leukemia (CLL). The submission is supported by positive results from the Phase 3 AMPLIFY trial which demonstrated that the combination regimen improved progression-free survival compared to standard chemoimmunotherapy in previously untreated patients with CLL.
Epkinly
•In May 2025, Genmab A/S (Genmab) announced positive topline results from the Phase 3 trial evaluating Epkinly plus rituximab and lenalidomide versus rituximab and lenalidomide alone in adult patients with relapsed or refractory follicular lymphoma.
Aesthetics
TrenibotE
•In April 2025, AbbVie announced that it submitted a Biologics License Application (BLA) to the U.S. FDA for approval of trenibotulinumtoxinE (TrenibotE) for the treatment of moderate to severe glabellar lines. TrenibotE is a first-in-class botulinum neurotoxin serotype E characterized by a rapid onset of action as early as 8 hours after administration and short duration of effect of 2-3 weeks. If approved, TrenibotE will be the first neurotoxin of its kind available to patients.
Juvederm Collection
•In June 2025, AbbVie announced that the U.S. FDA accepted for review the supplemental premarket approval application for Skinvive by Juvederm to reduce neck lines for the improvement of neck appearance.
Other
Emblaveo
•In February 2025, AbbVie announced that the U.S. FDA approved Emblaveo (aztreonam and avibactam), as the first fixed-dose, intravenous, monobactam/β-lactamase inhibitor combination antibiotic to treat complicated intra-abdominal infections, including those caused by Gram-negative bacteria.
Mavyret
•In June 2025, AbbVie announced that the U.S FDA approved a label expansion for Mavyret, an oral pangenotypic direct acting antiviral therapy. It is now approved for the treatment of adults and pediatric patients three years and older with acute or chronic hepatitis C virus infection immediately at the time of diagnosis.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

2025 Form 10-Q |	29

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

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2025	2024			2025	2024
United States	$11,762	$11,106	5.9%	5.9%	$21,741	$20,147	7.9%	7.9%
International	3,661	3,356	9.1%	8.4%	7,025	6,625	6.0%	8.3%
Net revenues	$15,423	$14,462	6.6%	6.5%	$28,766	$26,772	7.4%	8.0%

2025 Form 10-Q |	30

The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2025	2024			2025	2024
Immunology
Skyrizi	United States	$3,843	$2,340	64.3%	64.3%	$6,762	$3,996	69.2%	69.2%
	International	580	387	49.7%	47.2%	1,086	739	46.9%	49.6%
	Total	$4,423	$2,727	62.2%	61.8%	$7,848	$4,735	65.8%	66.2%
Rinvoq	United States	$1,452	$1,017	42.7%	42.7%	$2,672	$1,742	53.3%	53.3%
	International	576	413	39.6%	37.5%	1,074	781	37.6%	40.1%
	Total	$2,028	$1,430	41.8%	41.2%	$3,746	$2,523	48.5%	49.3%
Humira	United States	$802	$2,360	(66.0)%	(66.0)%	$1,546	$4,131	(62.6)%	(62.6)%
	International	378	454	(16.8)%	(17.2)%	755	953	(20.8)%	(18.4)%
	Total	$1,180	$2,814	(58.1)%	(58.2)%	$2,301	$5,084	(54.7)%	(54.3)%
Neuroscience
Vraylar	United States	$898	$773	16.2%	16.2%	$1,661	$1,465	13.4%	13.4%
	International	2	1	72.8%	76.8%	4	3	41.8%	47.4%
	Total	$900	$774	16.3%	16.3%	$1,665	$1,468	13.5%	13.5%
Botox Therapeutic	United States	$775	$669	15.9%	15.9%	$1,498	$1,280	17.0%	17.0%
	International	153	145	5.7%	6.0%	296	282	5.2%	8.6%
	Total	$928	$814	14.1%	14.2%	$1,794	$1,562	14.9%	15.5%
Ubrelvy	United States	$330	$227	46.5%	46.5%	$563	$424	33.0%	33.0%
	International	8	4	73.9%	76.7%	15	10	46.7%	51.2%
	Total	$338	$231	47.1%	47.2%	$578	$434	33.3%	33.4%
Qulipta	United States	$237	$146	62.8%	62.8%	$409	$274	49.5%	49.5%
	International	30	4	>100.0%	>100.0%	51	7	>100.0%	>100.0%
	Total	$267	$150	77.5%	76.9%	$460	$281	63.6%	63.6%
Vyalev	United States	$22	$—	n/m	n/m	$28	$—	n/m	n/m
	International	76	18	>100.0%	>100.0%	133	27	>100.0%	>100.0%
	Total	$98	$18	>100.0%	>100.0%	$161	$27	>100.0%	>100.0%
Duodopa	United States	$20	$23	(13.6)%	(13.6)%	$40	$48	(16.6)%	(16.6)%
	International	77	90	(13.7)%	(16.3)%	153	180	(14.9)%	(14.0)%
	Total	$97	$113	(13.7)%	(15.7)%	$193	$228	(15.2)%	(14.5)%
Other Neuroscience	United States	$51	$57	(11.4)%	(11.4)%	$106	$118	(10.4)%	(10.4)%
	International	4	5	(23.3)%	(21.3)%	8	9	(12.7)%	(8.1)%
	Total	$55	$62	(12.3)%	(12.2)%	$114	$127	(10.5)%	(10.2)%
Oncology
Imbruvica	United States	$543	$595	(8.9)%	(8.9)%	$1,072	$1,205	(11.1)%	(11.1)%
	Collaboration revenues	211	238	(11.2)%	(11.2)%	420	466	(9.7)%	(9.7)%
	Total	$754	$833	(9.5)%	(9.5)%	$1,492	$1,671	(10.7)%	(10.7)%
Venclexta	United States	$321	$300	7.4%	7.4%	$633	$581	9.1%	9.1%
	International	370	337	9.5%	9.1%	723	670	7.8%	11.3%
	Total	$691	$637	8.5%	8.3%	$1,356	$1,251	8.4%	10.3%
Elahere	United States	$138	$128	8.0%	8.0%	$303	$192	57.5%	57.5%
	International	21	—	n/m	n/m	35	—	n/m	n/m
	Total	$159	$128	24.2%	23.7%	$338	$192	75.5%	75.5%
Epkinly	Collaboration revenues	$49	$29	70.5%	70.5%	$85	$51	66.8%	66.8%
	International	21	7	>100.0%	>100.0%	36	12	>100.0%	>100.0%
	Total	$70	$36	93.9%	92.3%	$121	$63	92.1%	93.3%
Other Oncology	United States	$2	$—	n/m	n/m	$2	$—	n/m	n/m
Aesthetics
Botox Cosmetic	United States	$410	$450	(8.7)%	(8.7)%	$705	$839	(15.9)%	(15.9)%
	International	282	279	0.9%	1.2%	543	523	3.7%	5.8%
	Total	$692	$729	(5.0)%	(4.9)%	$1,248	$1,362	(8.4)%	(7.6)%

2025 Form 10-Q |	31

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2025	2024			2025	2024
Juvederm Collection	United States	$105	$138	(23.6)%	(23.6)%	$180	$244	(25.9)%	(25.9)%
	International	155	205	(24.4)%	(24.4)%	311	396	(21.5)%	(19.8)%
	Total	$260	$343	(24.0)%	(24.0)%	$491	$640	(23.2)%	(22.2)%
Other Aesthetics	United States	$282	$275	1.6%	1.6%	$552	$556	(1.0)%	(1.0)%
	International	45	43	5.8%	6.4%	90	81	11.7%	14.5%
	Total	$327	$318	2.2%	2.3%	$642	$637	0.6%	0.9%
Eye Care
Ozurdex	United States	$30	$35	(12.6)%	(12.6)%	$60	$69	(12.4)%	(12.4)%
	International	95	89	5.8%	4.4%	188	186	0.8%	2.7%
	Total	$125	$124	0.6%	(0.4)%	$248	$255	(2.8)%	(1.4)%
Lumigan/Ganfort	United States	$52	$42	19.9%	19.9%	$100	$71	39.4%	39.4%
	International	51	61	(15.4)%	(15.2)%	109	123	(11.0)%	(7.7)%
	Total	$103	$103	(0.8)%	(0.7)%	$209	$194	7.5%	9.6%
Alphagan/Combigan	United States	$—	$13	(91.6)%	(91.6)%	$26	$28	(3.6)%	(3.6)%
	International	36	36	(3.1)%	(0.2)%	70	80	(13.1)%	(8.5)%
	Total	$36	$49	(25.6)%	(23.5)%	$96	$108	(10.6)%	(7.2)%
Other Eye Care	United States	$144	$149	(4.3)%	(4.3)%	$261	$298	(12.8)%	(12.8)%
	International	106	108	(1.7)%	0.9%	206	216	(4.4)%	0.3%
	Total	$250	$257	(3.2)%	(2.1)%	$467	$514	(9.3)%	(7.3)%
Other Key Products
Mavyret	United States	$184	$167	9.7%	9.7%	$326	$311	4.9%	4.9%
	International	191	202	(5.1)%	(6.5)%	355	407	(12.8)%	(11.2)%
	Total	$375	$369	1.6%	0.8%	$681	$718	(5.1)%	(4.2)%
Creon	United States	$404	$372	8.4%	8.4%	$759	$657	15.4%	15.4%
Linzess/Constella	United States	$247	$211	17.4%	17.4%	$386	$468	(17.4)%	(17.4)%
	International	11	10	10.8%	10.3%	20	19	7.0%	9.7%
	Total	$258	$221	17.1%	17.1%	$406	$487	(16.5)%	(16.4)%
All other		$603	$810	(25.4)%	(24.8)%	$1,350	$1,554	(13.1)%	(12.5)%
Total net revenues		$15,423	$14,462	6.6%	6.5%	$28,766	$26,772	7.4%	8.0%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Net revenues for Skyrizi increased 62% for the three months and 66% for the six months ended June 30, 2025 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Rinvoq increased 41% for the three months and 49% for the six months ended June 30, 2025 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Humira decreased 58% for the three months and 54% for the six months ended June 30, 2025 primarily driven by continued impact of direct biosimilar competition following the loss of exclusivity.
Net revenues for Vraylar increased 16% for the three months and 14% for the six months ended June 30, 2025 primarily driven by continued market share uptake as well as market growth.
Net revenues for Botox Therapeutic increased 14% for the three months and 16% for the six months ended June 30, 2025 primarily driven by continued market share uptake as well as market growth.
Net revenues for Ubrelvy increased 47% for the three months and 33% for the six months ended June 30, 2025 primarily driven by continued market share uptake as well as favorable pricing.
Net revenues for Qulipta increased 77% for the three months and 64% for the six months ended June 30, 2025 primarily driven by continued strong market share uptake.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 10% for the three months and 11%

2025 Form 10-Q |	32

for the six months ended June 30, 2025 primarily driven by decreased demand and unfavorable pricing in the United States as well as decreased collaboration revenues.
Net revenues for Venclexta increased 8% for the three months and 10% for the six months ended June 30, 2025 primarily driven by continued market share uptake as well as market growth partially offset by unfavorable pricing.
Net revenues for Elahere increased 24% for the three months and 76% for the six months ended June 30, 2025 primarily driven by increased demand. Net revenues for the six months ended June 30, 2025 were also favorably impacted by a full period of Elahere results in 2025 compared to the prior year.
Net revenues for Botox Cosmetic decreased 5% for the three months and 8% for the six months ended June 30, 2025. In the United States, Botox Cosmetic net revenues decreased 9% for the three months and 16% for the six months ended June 30, 2025 primarily driven by lower market share and decreased consumer demand. Net revenues for the six months ended June 30, 2025 were also impacted by unfavorable pricing due to consumer loyalty program changes in the United States. Internationally, Botox Cosmetic net revenues increased 1% for the three months and 6% for the six months ended June 30, 2025 primarily driven by increased consumer demand across certain international markets.

Net revenues for Juvederm Collection decreased 24% for the three months and 22% for the six months ended June 30, 2025 primarily driven by decreased global consumer demand.

Gross Margin

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2025	2024	% change	2025	2024	% change
Gross margin	$11,077	$10,260	8%	$20,418	$18,476	11%
as a % of net revenues	72%	71%		71%	69%
Gross margin as a percentage of net revenues increased for the three and six months ended June 30, 2025 compared to the prior year primarily due to increased leverage from net revenues growth, lower amortization of intangibles and the favorable impact of acquisition and integration costs incurred during the six months ended June 30, 2024 in connection with the ImmunoGen acquisition partially offset by unfavorable changes in product mix.
Selling, General and Administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2025	2024	% change	2025	2024	% change
Selling, general and administrative	$3,253	$3,377	(4)%	$6,546	$6,692	(2)%
as a % of net revenues	21%	23%		23%	25%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues decreased for the three and six months ended June 30, 2025 compared to the prior year. SG&A expense as a percentage of net revenues for the three and six months ended June 30, 2025 was favorably impacted by leverage from revenue growth partially offset by increased restructuring charges. SG&A expense for the six months ended June 30, 2025 was also favorably impacted by acquisition and integration costs incurred during the six months ended June 30, 2024 in connection with the ImmunoGen acquisition.
Research and Development

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2025	2024	% change	2025	2024	% change
Research and development	$2,131	$1,948	9%	$4,198	$3,887	8%
as a % of net revenues	14%	13%		15%	15%
Research and development (R&D) expenses as a percentage of net revenues increased for the three months and were flat for the six months ended June 30, 2025 compared to the prior year. R&D expense percentage for the three and six months ended June 30, 2025 was unfavorably impacted by increased funding to support all stages of the company’s pipeline assets. R&D expense percentage for the six months ended June 30, 2025 was also favorably impacted by acquisition and integration costs incurred during the six months ended June 30, 2024 in connection with the ImmunoGen acquisition.

2025 Form 10-Q |	33

Acquired IPR&D and Milestones

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2025	2024	2025	2024
Upfront charges	$705	$927	$951	$1,006
Development milestones	118	10	120	95
Acquired IPR&D and milestones	$823	$937	$1,071	$1,101
Acquired IPR&D and milestones expense for the three and six months ended June 30, 2025 included charges related to the upfront payments of $350 million to Gubra A/S for an exclusive global license to develop and commercialize GUB014295 (ABBV-295) and $335 million to ADARx Pharmaceuticals, Inc. for exclusive options to global license rights to develop and commercialize ADARx’s small interfering RNA (siRNA) therapeutics. Acquired IPR&D and milestones expense for the three and six months ended June 30, 2024 included a charge related to the upfront payment of $250 million to acquire Celsius Therapeutics. See Note 4 to the condensed consolidated financial statements for additional information.
Other Non-Operating Expenses (Income)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Interest expense	$740	$726	$1,440	$1,386
Interest income	(62)	(220)	(135)	(427)
Interest expense, net	$678	$506	$1,305	$959

Net foreign exchange loss	$23	$1	$27	$5
Other expense, net	2,639	1,345	4,080	1,931
Interest expense increased for the three and six months ended June 30, 2025 compared to the prior year primarily due to a higher average debt balance.
Interest income decreased for the three and six months ended June 30, 2025 compared to the prior year primarily due to a lower average cash and equivalents balance.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $2.8 billion for the three months and $4.3 billion for the six months ended June 30, 2025 and $1.5 billion for the three months and $2.1 billion for the six months ended June 30, 2024. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three and six months ended June 30, 2025, the change in fair value reflected higher estimated Skyrizi sales, the passage of time and lower discount rates. For the three and six months ended June 30, 2024, the change in fair value reflected higher estimated Skyrizi sales and the passage of time, partially offset by higher discount rates.
Income Tax Expense
The effective tax rate was 39% for the three months and 31% for the six months ended June 30, 2025 compared to 36% for the three months and 30% for the six months ended June 30, 2024. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States, changes in fair value of contingent consideration and business development activities. The increase in the effective tax rate for the three and six months ended June 30, 2025 over the prior year was primarily due to changes in fair value of contingent consideration offset by changes in jurisdictional mix of earnings and business development activities.

2025 Form 10-Q |	34

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
(in millions)	2025	2024
Cash flows provided by (used in):
Operating activities	$6,788	$6,311
Investing activities	(1,916)	(10,690)
Financing activities	(3,968)	4,722
Operating cash flows for the six months ended June 30, 2025 increased compared to the prior year primarily due to increased results from operations driven by higher net revenues and lower acquisition-related cash expenses partially offset by higher payments related to litigation matters and higher payments of contingent consideration liabilities.
Investing cash flows for the six months ended June 30, 2025 included payments made for other acquisitions and investments of $1.3 billion and capital expenditures of $504 million. Investing cash flows for the six months ended June 30, 2024 included $9.8 billion cash consideration paid to acquire ImmunoGen offset by cash acquired of $591 million, payments made for other acquisitions and investments of $1.0 billion and capital expenditures of $434 million.
Financing cash flows for the six months ended June 30, 2025 included the issuance of unsecured senior notes totaling $4.0 billion aggregate principal and $2.0 billion under the 364-day term loan credit agreement. Financing cash flows also included the repayment of $3.0 billion aggregate principal of 3.80% senior notes and $3.8 billion aggregate principal of 3.60% senior notes. Financing cash flows for the six months ended June 30, 2024 included the issuance of unsecured senior notes totaling $15.0 billion aggregate principal which were used to finance the acquisitions of ImmunoGen and Cerevel Therapeutics. Additionally, financing cash flows included the issuance and repayment of $5.0 billion under the term loan credit agreement and repayments of €1.5 billion aggregate principal amount of 1.38% senior euro notes, €700 million aggregate principal amount of 1.25% senior euro notes, $1.0 billion aggregate principal amount of 3.85% senior notes and $99 million of secured term notes assumed from ImmunoGen in conjunction with the acquisition.
Financing cash flows also included cash dividend payments of $5.8 billion for the six months ended June 30, 2025 and $5.5 billion for the six months ended June 30, 2024. The increase in cash dividend payments was primarily driven by the increase in the quarterly dividend rate.
On June 20, 2025, the company announced that its board of directors declared a quarterly cash dividend of $1.64 per share for stockholders of record at the close of business on July 15, 2025, payable on August 15, 2025. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 3 million shares for $606 million during the six months ended June 30, 2025 and 5 million shares for $959 million during the six months ended June 30, 2024.
During the six months ended June 30, 2025 and 2024, the company issued and redeemed commercial paper. The balance of commercial paper borrowings outstanding was $3.6 billion as of June 30, 2025, of which $2.0 billion had original maturities greater than three months. There were no commercial paper borrowings outstanding as of December 31, 2024. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
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

2025 Form 10-Q |	35

Credit Facility, Access to Capital and Credit Ratings
Credit Facility
In January 2025, AbbVie entered into a new $3.0 billion five-year revolving credit facility that matures in January 2030 which is in addition to the existing $5.0 billion five-year revolving credit facility that matures in March 2028. The revolving credit facilities are available to support AbbVie’s commercial paper program and enable the company to borrow funds to meet liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At June 30, 2025, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of June 30, 2025 and December 31, 2024.
In April 2025, the company entered into a $4.0 billion 364-day term loan credit agreement. In May 2025, the company borrowed $2.0 billion under this term loan credit agreement which was outstanding and included in short-term borrowings on the condensed consolidated balance sheet as of June 30, 2025.
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
Credit Ratings
There were no changes in the company’s credit ratings during the six months ended June 30, 2025. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in the company’s application of its critical accounting policies during the six months ended June 30, 2025.
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

2025 Form 10-Q |	36

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended June 30, 2025.
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

2025 Form 10-Q |	37

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	1,102	(1)	$183.12	(1)	—	$2,896,110,760
May 1, 2025 - May 31, 2025	995	(1)	$189.46	(1)	—	$2,896,110,760
June 1, 2025 - June 30, 2025	1,081	(1)	$190.21	(1)	—	$2,896,110,760
Total	3,178	(1)	$187.52	(1)	—	$2,896,110,760

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 1,102 in April; 995 in May; and 1,081 in June.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
ITEM 5. OTHER ITEMS

(c) Director and Officer Trading Arrangements
During the three months ended June 30, 2025, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2025 Form 10-Q |	38

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 4, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2025 Form 10-Q |	39

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Scott T. Reents
Scott T. Reents
Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2025

2025 Form 10-Q |	40