Form 10-Q
period 2025-09-30
AbbVie Inc.
filed 2025-11-04
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
As of October 27, 2025, AbbVie Inc. had 1,767,384,632 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net revenues	$15,776	$14,460	$44,542	$41,232

Cost of products sold	5,304	4,212	13,652	12,508
Selling, general and administrative	3,569	4,205	10,115	10,897
Research and development	2,319	2,130	6,517	6,017
Acquired IPR&D and milestones	2,680	82	3,751	1,183
Other operating income	—	—	(24)	—
Total operating costs and expenses	13,872	10,629	34,011	30,605
Operating earnings	1,904	3,831	10,531	10,627

Interest expense, net	667	591	1,972	1,550
Net foreign exchange loss (gain)	20	(3)	47	2
Other expense, net	503	1,159	4,583	3,090
Earnings before income tax expense	714	2,084	3,929	5,985
Income tax expense	526	520	1,511	1,676
Net earnings	188	1,564	2,418	4,309
Net earnings attributable to noncontrolling interest	2	3	8	9
Net earnings attributable to AbbVie Inc.	$186	$1,561	$2,410	$4,300

Per share data
Basic earnings per share attributable to AbbVie Inc.	$0.10	$0.88	$1.35	$2.41
Diluted earnings per share attributable to AbbVie Inc.	$0.10	$0.88	$1.34	$2.41

Weighted-average basic shares outstanding	1,769	1,769	1,769	1,769
Weighted-average diluted shares outstanding	1,772	1,772	1,772	1,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net earnings	$188	$1,564	$2,418	$4,309

Foreign currency translation adjustments, net of tax expense (benefit) of $(2) for the three months and $48 for the nine months ended September 30, 2025 and $25 for the three months and $1 for the nine months ended September 30, 2024	(49)	574	1,489	21
Net investment hedging activities, net of tax expense (benefit) of $4 for the three months and $(265) for the nine months ended September 30, 2025 and $(91) for the three months and $(11) for the nine months ended September 30, 2024	11	(330)	(970)	(39)
Pension and post-employment benefits, net of tax expense (benefit) of $1 for the three months and $1 for the nine months ended September 30, 2025 and $(1) for the three months and $3 for the nine months ended September 30, 2024	3	(3)	5	15
Cash flow hedging activities, net of tax expense (benefit) of $1 for the three months and $(19) for the nine months ended September 30, 2025 and $(8) for the three months and $(3) for the nine months ended September 30, 2024	(1)	(62)	(173)	(26)
Other comprehensive income (loss)	(36)	179	351	(29)
Comprehensive income	152	1,743	2,769	4,280
Comprehensive income attributable to noncontrolling interest	2	3	8	9
Comprehensive income attributable to AbbVie Inc.	$150	$1,740	$2,761	$4,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and equivalents	$5,629	$5,524
Short-term investments	42	31
Accounts receivable, net	12,769	10,919
Inventories	4,938	4,181
Prepaid expenses and other	5,161	4,927
Total current assets	28,539	25,582

Investments	291	279
Property and equipment, net	5,483	5,134
Intangible assets, net	54,315	60,068
Goodwill	35,626	34,956
Other assets	9,644	9,142
Total assets	$133,898	$135,161

Liabilities and Equity
Current liabilities
Short-term borrowings	$3,790	$—
Current portion of long-term debt and finance lease obligations	1,982	6,804
Accounts payable and accrued liabilities	33,619	31,945
Total current liabilities	39,391	38,749

Long-term debt and finance lease obligations	62,971	60,340
Deferred income taxes	2,480	2,579
Other long-term liabilities	31,655	30,129

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,838,138,571 shares issued as of September 30, 2025 and 1,831,594,494 as of December 31, 2024	18	18
Common stock held in treasury, at cost, 70,788,693 shares as of September 30, 2025 and 66,337,508 as of December 31, 2024	(9,143)	(8,201)
Additional paid-in capital	22,291	21,333
Accumulated deficit	(14,234)	(7,900)
Accumulated other comprehensive loss	(1,574)	(1,925)
Total stockholders' equity (deficit)	(2,642)	3,325
Noncontrolling interest	43	39
Total equity (deficit)	(2,599)	3,364

Total liabilities and equity	$133,898	$135,161
The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit) (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at June 30, 2024	1,766	$18	$(7,838)	$20,879	$(3,768)	$(2,513)	$43	$6,821
Net earnings attributable to AbbVie Inc.	—	—	—	—	1,561	—	—	1,561
Other comprehensive income, net of tax	—	—	—	—	—	179	—	179
Dividends declared	—	—	—	—	(2,757)	—	—	(2,757)
Purchases of treasury stock	—	—	(17)	—	—	—	—	(17)
Stock-based compensation plans and other	1	—	7	281	—	—	—	288
Change in noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2024	1,767	$18	$(7,848)	$21,160	$(4,964)	$(2,334)	$39	$6,071

Balance at June 30, 2025	1,766	$18	$(9,147)	$21,987	$(11,503)	$(1,538)	$45	$(138)
Net earnings attributable to AbbVie Inc.	—	—	—	—	186	—	—	186
Other comprehensive loss, net of tax	—	—	—	—	—	(36)	—	(36)
Dividends declared	—	—	—	—	(2,917)	—	—	(2,917)
Purchases of treasury stock	—	—	(4)	—	—	—	—	(4)
Stock-based compensation plans and other	1	—	8	304	—	—	—	312
Change in noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2025	1,767	$18	$(9,143)	$22,291	$(14,234)	$(1,574)	$43	$(2,599)

Balance at December 31, 2023	1,766	$18	$(6,533)	$20,180	$(1,000)	$(2,305)	$37	$10,397
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,300	—	—	4,300
Other comprehensive loss, net of tax	—	—	—	—	—	(29)	—	(29)
Dividends declared	—	—	—	—	(8,264)	—	—	(8,264)
Purchases of treasury stock	(7)	—	(1,350)	—	—	—	—	(1,350)
Stock-based compensation plans and other	8	—	35	980	—	—	—	1,015
Change in noncontrolling interest	—	—	—	—	—	—	2	2
Balance at September 30, 2024	1,767	$18	$(7,848)	$21,160	$(4,964)	$(2,334)	$39	$6,071

Balance at December 31, 2024	1,765	$18	$(8,201)	$21,333	$(7,900)	$(1,925)	$39	$3,364
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,410	—	—	2,410
Other comprehensive income, net of tax	—	—	—	—	—	351	—	351
Dividends declared	—	—	—	—	(8,744)	—	—	(8,744)
Purchases of treasury stock	(5)	—	(977)	—	—	—	—	(977)
Stock-based compensation plans and other	7	—	35	958	—	—	—	993
Change in noncontrolling interest	—	—	—	—	—	—	4	4
Balance at September 30, 2025	1,767	$18	$(9,143)	$22,291	$(14,234)	$(1,574)	$43	$(2,599)

The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in millions) (brackets denote cash outflows)	2025	2024
Cash flows from operating activities
Net earnings	$2,418	$4,309
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	559	558
Amortization of intangible assets	5,593	5,726
Deferred income taxes	(107)	(682)
Change in fair value of contingent consideration liabilities	5,089	3,492
Payments of contingent consideration liabilities	(2,184)	(1,456)
Stock-based compensation	798	747
Acquired IPR&D and milestones	3,751	1,183
Non-cash litigation reserve adjustments, net of cash payments	(1,069)	341
Impairment of intangible assets	847	—
Other, net	6	(75)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,652)	(180)
Inventories	(209)	(191)
Prepaid expenses and other assets	(169)	461
Accounts payable and other liabilities	1,549	(1,070)
Income tax assets and liabilities, net	(1,408)	(1,405)
Cash flows from operating activities	13,812	11,758

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(204)	(17,493)
Other acquisitions and investments, net of cash acquired	(4,076)	(1,232)
Acquisitions of property and equipment	(885)	(683)
Purchases of investment securities	(29)	(46)
Sales and maturities of investment securities	42	516
Other, net	(28)	(8)
Cash flows from investing activities	(5,180)	(18,946)

Cash flows from financing activities
Net change in commercial paper borrowings with original maturities of three months or less	999	—
Proceeds from issuance of other short-term borrowings	4,798	5,008
Repayments of other short-term borrowings	(2,007)	(5,008)
Proceeds from issuance of long-term debt	3,994	14,963
Repayments of long-term debt and finance lease obligations	(6,789)	(3,851)
Debt issuance costs	(23)	(99)
Dividends paid	(8,746)	(8,273)
Purchases of treasury stock	(977)	(1,350)
Proceeds from the exercise of stock options	124	204
Other, net	69	56
Cash flows from financing activities	(8,558)	1,650

Effect of exchange rate changes on cash and equivalents	31	(19)
Net change in cash and equivalents	105	(5,557)
Cash and equivalents, beginning of period	5,524	12,814

Cash and equivalents, end of period	$5,629	$7,257
The accompanying notes are an integral part of these condensed consolidated financial statements.

2025 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 Basis of Presentation

Basis of Historical Presentation
The unaudited interim condensed consolidated financial statements of AbbVie Inc. (AbbVie or the company) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
ASU No. 2023-09
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The standard requires disaggregation of the effective rate reconciliation into standard categories, enhances disclosure of income taxes paid and modifies other income tax-related disclosures. The standard is effective for AbbVie starting in annual periods in 2025. AbbVie is currently assessing the impact of adopting this guidance on its consolidated financial statements.
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Interest expense	$739	$720	$2,179	$2,106
Interest income	(72)	(129)	(207)	(556)
Interest expense, net	$667	$591	$1,972	$1,550
Inventories

(in millions)	September 30, 2025	December 31, 2024
Finished goods	$1,579	$1,173
Work-in-process	2,277	1,951
Raw materials	1,082	1,057
Inventories	$4,938	$4,181

2025 Form 10-Q |	6

Property and Equipment, Net

(in millions)	September 30, 2025	December 31, 2024
Property and equipment, gross	$13,229	$12,267
Accumulated depreciation	(7,746)	(7,133)
Property and equipment, net	$5,483	$5,134
Depreciation expense was $192 million for the three months and $559 million for the nine months ended September 30, 2025 and $191 million for the three months and $558 million for the nine months ended September 30, 2024.
Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Basic EPS
Net earnings attributable to AbbVie Inc.	$186	$1,561	$2,410	$4,300
Earnings allocated to participating securities	10	10	30	30
Earnings available to common shareholders	$176	$1,551	$2,380	$4,270
Weighted-average basic shares outstanding	1,769	1,769	1,769	1,769
Basic earnings per share attributable to AbbVie Inc.	$0.10	$0.88	$1.35	$2.41

Diluted EPS
Net earnings attributable to AbbVie Inc.	$186	$1,561	$2,410	$4,300
Earnings allocated to participating securities	10	10	30	30
Earnings available to common shareholders	$176	$1,551	$2,380	$4,270
Weighted-average shares of common stock outstanding	1,769	1,769	1,769	1,769
Effect of dilutive securities	3	3	3	3
Weighted-average diluted shares outstanding	1,772	1,772	1,772	1,772
Diluted earnings per share attributable to AbbVie Inc.	$0.10	$0.88	$1.34	$2.41
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Acquisition of Gilgamesh Pharmaceuticals, Inc.
Subsequent to September 30, 2025, AbbVie completed its acquisition of Gilgamesh Pharmaceuticals, Inc. (Gilgamesh), including its lead program bretisilocin (GM-2505). GM-2505 is a short-acting serotonin (5-HT)2A receptor agonist and 5-HT releaser currently in Phase 2 studies for the treatment of major depressive disorder. As part of the transaction, Gilgamesh spun off a new independent entity that will operate under the name Gilgamesh Pharma Inc. to retain its employees and other programs, including an existing option-to-license agreement with AbbVie which remains in effect. Under the terms of the agreement, AbbVie made an upfront cash payment of approximately $900 million to acquire all outstanding equity of Gilgamesh. AbbVie could make additional payments of up to $300 million upon achievement of development milestones. The accounting impact of this acquisition will be included in the consolidated financial statements beginning in the fourth quarter of 2025.

2025 Form 10-Q |	7

Acquisition of Nimble Therapeutics, Inc.
On January 23, 2025, AbbVie completed its acquisition of Nimble Therapeutics, Inc. (Nimble). Nimble is a biotechnology company dedicated to delivering on the promise of oral peptide therapeutics and its lead asset, an investigational oral peptide IL23R inhibitor, is in preclinical development for the treatment of psoriasis. The aggregate purchase price of $288 million was comprised of a $210 million upfront cash payment and $78 million for the acquisition date fair value of contingent consideration liabilities, for which AbbVie may owe up to $130 million in future payments upon achievement of certain development milestones. The transaction was accounted for as a business combination using the acquisition method of accounting. As of the acquisition date, AbbVie acquired $118 million of intangible assets and the acquisition resulted in the recognition of $170 million of goodwill. Goodwill was calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including expected synergies related to enhancement of AbbVie’s existing immunology discovery capabilities and development efforts. The goodwill is not deductible for tax purposes. Other assets acquired and liabilities assumed were insignificant.
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
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments, net of cash acquired totaled $4.1 billion for the nine months ended September 30, 2025 and $1.2 billion for the nine months ended September 30, 2024.
The following table summarizes acquired IPR&D and milestones expense:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Upfront charges	$2,615	$82	$3,566	$1,088
Development milestones	65	—	185	95
Acquired IPR&D and milestones	$2,680	$82	$3,751	$1,183
Ichnos Glenmark Innovation, Inc.
In September 2025, AbbVie completed its previously announced license agreement with Ichnos Glenmark Innovation, Inc. (IGI). Under the terms of the agreement, AbbVie received an exclusive license to develop, manufacture and commercialize ISB-2001, a tri-specific T-cell engager for the treatment of multiple myeloma across North America, Europe, Japan and Greater China. The upfront payment of $700 million was recorded in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the third quarter of 2025. AbbVie could make additional payments of up to $1.2 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties.

2025 Form 10-Q |	8

Capstan Therapeutics, Inc.
In August 2025, AbbVie completed its previously announced acquisition of Capstan Therapeutics, Inc. (Capstan), including its lead program CPTX2309 (ABBV-619), a potential first-in-class in vivo targeted lipid nanoparticle (tLNP) anti-CD19 CAR-T therapy candidate, currently in Phase 1, for the treatment of B cell-mediated autoimmune diseases. Under the terms of the agreement, AbbVie paid cash consideration of $2.1 billion ($1.9 billion, net of cash acquired) to acquire all outstanding equity of Capstan and the transaction was accounted for as an asset acquisition as the lead program represented substantially all of the fair value of the gross assets acquired. The cash consideration of $1.9 billion, net of cash acquired, was recognized in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the third quarter of 2025. In connection with the transaction, AbbVie also recorded $187 million of cash-settled, post-closing expense for Capstan employee incentive and compensation awards in the condensed consolidated statement of earnings in the third quarter of 2025.
ADARx Pharmaceuticals, Inc.
In May 2025, AbbVie entered into an option-to-license agreement with ADARx Pharmaceuticals, Inc. (ADARx). Under the terms of the agreement, AbbVie received exclusive options to global license rights to develop and commercialize ADARx’s small interfering RNA (siRNA) therapeutics across multiple disease areas, including neuroscience, immunology and oncology. Under the terms of the agreement, AbbVie made an upfront payment of $335 million which was recognized in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the second quarter of 2025. AbbVie could make additional payments of up to $385 million for option fees and option exercise payments, up to $7.5 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties.

Gubra A/S
In April 2025, AbbVie completed its license agreement with Gubra A/S. Under the terms of the agreement, AbbVie received an exclusive global license to develop and commercialize GUB014295 (ABBV-295), a long-acting amylin analog for the treatment of obesity. Under the terms of the agreement, AbbVie made an upfront payment of $350 million which was recognized in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the second quarter of 2025. AbbVie could make additional payments of up to $1.9 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties.
Celsius Therapeutics, Inc.
In June 2024, AbbVie acquired Celsius Therapeutics, Inc. (Celsius Therapeutics) including its lead pipeline asset CEL383. Celsius Therapeutics is a clinical-stage biotechnology company focused on the discovery and development of precision medicine in inflammatory bowel disease. The transaction was accounted for as an asset acquisition as CEL383 represented substantially all of the fair value of the gross assets acquired. The upfront payment of $250 million was recorded in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the second quarter of 2024.
AbbVie entered into several other individually insignificant collaborations, licensing agreements or other asset acquisitions in which the related upfront payments were recorded in acquired IPR&D and milestones expense.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended September 30, 2025 and 2024.
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

2025 Form 10-Q |	9

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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
United States - Janssen's share of profits (included in cost of products sold)	$235	$282	$735	$849
International - AbbVie's share of profits (included in net revenues)	199	210	619	676
Global - AbbVie's share of other costs (included in respective line items)	24	38	74	120
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $221 million at September 30, 2025 and $237 million at December 31, 2024. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $217 million at September 30, 2025 and $282 million at December 31, 2024.
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
The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Genentech's share of profits, including royalties (included in cost of products sold)	$286	$263	$790	$733
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	13	10	26	25
AbbVie's share of development costs (included in R&D)	15	21	47	63

2025 Form 10-Q |	10

Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2024	$34,956
Additions(a)	170
Foreign currency translation adjustments	500
Balance as of September 30, 2025	$35,626
(a) Goodwill additions related to the acquisition of Nimble (see Note 4).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of September 30, 2025, there were no accumulated goodwill impairment losses.
Intangible Assets, Net
The following table summarizes intangible assets:

	September 30, 2025			December 31, 2024
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$81,126	$(33,252)	$47,874	$81,428	$(28,253)	$53,175
License agreements	8,353	(7,193)	1,160	8,315	(6,624)	1,691
Total definite-lived intangible assets	89,479	(40,445)	49,034	89,743	(34,877)	54,866
Indefinite-lived intangible assets	5,281	—	5,281	5,202	—	5,202
Total intangible assets, net	$94,760	$(40,445)	$54,315	$94,945	$(34,877)	$60,068
Definite-Lived Intangible Assets
Amortization expense was $1.9 billion for the three months and $5.6 billion for the nine months ended September 30, 2025 and $1.9 billion for the three months and $5.7 billion for the nine months ended September 30, 2024. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
In the third quarter of 2025, the company made a decision to discontinue development and commercialization of Resonic, a rapid acoustic pulse device for long-term improvement in the appearance of cellulite. The company also made a decision to reduce current sales and marketing investment related to Durysta, an on-market eye care product to treat elevated intraocular pressure in open-angle glaucoma and ocular hypertension. Each of these strategic decisions contributed to decreases in the estimated future cash flows for the respective products and represented triggering events that required an evaluation of the underlying definite-lived intangible assets for impairment. For Resonic, the evaluation resulted in a full impairment of both the gross and net carrying amount of $407 million. For Durysta, the company utilized a discounted cash flow analysis to estimate the fair value of $271 million, which was lower than the carrying value of $711 million and resulted in a partial impairment of both the gross and net carrying amount. Based on the revised cash flows, the company recorded pre-tax impairment charges of $847 million in cost of products sold in the condensed consolidated statement of earnings for the third quarter of 2025.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist.

2025 Form 10-Q |	11

Note 7 Restructuring Plans

AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. As of September 30, 2025 and 2024, no such plans were individually significant. Restructuring charges were $36 million for the three months and $189 million for the nine months ended September 30, 2025 and $30 million for the three months and $94 million for the nine months ended September 30, 2024. These charges are recognized in cost of products sold, R&D expense and SG&A expense in the condensed consolidated statements of earnings based on the classification of the affected employees or the related operations.
The following table summarizes the cash activity in the restructuring reserve for the nine months ended September 30, 2025:

(in millions)
Accrued balance as of December 31, 2024	$236
Restructuring charges	77
Payments and other adjustments	(73)
Accrued balance as of September 30, 2025	$240
Note 8 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $3.3 billion at September 30, 2025 and $1.9 billion at December 31, 2024, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 18 months. Accumulated gains and losses as of September 30, 2025 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are reflected in net foreign exchange loss (gain) in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $10.1 billion at September 30, 2025 and $5.9 billion at December 31, 2024.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €3.1 billion at September 30, 2025 and December 31, 2024. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €6.5 billion, SEK1.9 billion, CAD500 million and CHF80 million at September 30, 2025 and €6.2 billion, SEK1.4 billion, CAD500 million and CHF50 million at December 31, 2024. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $3.5 billion at September 30, 2025 and December 31, 2024. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2025 Form 10-Q |	12

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	September 30, 2025	December 31, 2024	Balance sheet caption	September 30, 2025	December 31, 2024
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$29	$119	Accounts payable and accrued liabilities	$73	$5
Designated as cash flow hedges	Other assets	—	—	Other long-term liabilities	1	—
Designated as net investment hedges	Prepaid expenses and other	—	4	Accounts payable and accrued liabilities	165	—
Designated as net investment hedges	Other assets	—	148	Other long-term liabilities	326	—
Not designated as hedges	Prepaid expenses and other	29	42	Accounts payable and accrued liabilities	19	30
Interest rate swap contracts
Designated as fair value hedges	Other assets	67	—	Other long-term liabilities	106	231
Total derivatives		$125	$313		$690	$266
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Foreign currency forward exchange contracts
Designated as cash flow hedges	$46	$(45)	$(108)	$30
Designated as net investment hedges	53	(238)	(710)	(16)
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax losses of $36 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $21 million into interest expense, net for other cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax losses of $1 million for the three months and $417 million for the nine months ended September 30, 2025 and pre-tax losses of $151 million for the three months and pre-tax gains of $56 million for the nine months ended September 30, 2024.
The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 10 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Statement of earnings caption	2025	2024	2025	2024
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$41	$19	$69	$41
Designated as net investment hedges	Interest expense, net	37	32	108	90
Not designated as hedges	Net foreign exchange loss (gain)	(1)	(30)	(47)	(14)
Interest rate swap contracts
Designated as fair value hedges	Interest expense, net	6	60	108	49
Debt designated as hedged item in fair value hedges	Interest expense, net	(6)	(60)	(108)	(49)
Other	Interest expense, net	5	6	15	18

2025 Form 10-Q |	13

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
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2025:

		Basis of fair value measurement
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and equivalents	$5,629	$5,283	$346	$—
Money market funds and time deposits	10	—	10	—
Debt securities	34	—	34	—
Equity securities	117	81	36	—
Interest rate swap contracts	67	—	67	—
Foreign currency contracts	58	—	58	—
Total assets	$5,915	$5,364	$551	$—
Liabilities
Interest rate swap contracts	$106	$—	$106	$—
Foreign currency contracts	584	—	584	—
Financing liability	365	—	—	365
Contingent consideration	24,649	—	—	24,649
Total liabilities	$25,704	$—	$690	$25,014

2025 Form 10-Q |	14

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
The financing liability is related to financing arrangements which the company elected to account for in accordance with the fair value option, as permitted under ASC 825 Financial Instruments. The fair value measurement of the financing liability was determined based on significant unobservable inputs. Potential payments are estimated by applying a probability-weighted expected payment model, which are then discounted to present value. Changes to the fair value of the financing liability can result from changes to one or a number of inputs, including discount rates, estimated probabilities and timing of achieving milestones and estimated amounts of future sales. The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings and the change in fair value attributable to instrument-specific credit risk is recognized in other comprehensive income (loss). Changes in fair value recognized in other expense, net and in other comprehensive income (loss) for the three and nine months ended September 30, 2025 were insignificant.
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

2025 Form 10-Q |	15

The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	September 30, 2025		December 31, 2024
	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	3.8% - 4.6%	4.1%	4.6% - 5.2%	4.8%
Probability of payment for royalties by indication	100%	100%	100%	100%
Projected year of payments	2025 - 2034	2029	2025 - 2034	2029
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Nine months ended September 30,
(in millions)	2025	2024
Beginning balance	$21,666	$19,890
Additions(a)	78	—
Change in fair value recognized in net earnings	5,089	3,492
Payments	(2,184)	(1,456)
Ending balance	$24,649	$21,926
(a) Additions during the nine months ended September 30, 2025, represent contingent consideration liabilities related to the Nimble acquisition.
The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings.
Certain financial instruments are carried at historical cost or some basis other than fair value. The book values, approximate fair values and bases used to measure the approximate fair values of certain financial instruments as of September 30, 2025 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Approximate fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Short-term borrowings	$3,790	$3,785	$—	$3,785	$—
Current portion of long-term debt and finance lease obligations, excluding fair value hedges	2,017	2,010	1,991	19	—
Long-term debt and finance lease obligations, excluding fair value hedges and financing liability	62,645	60,084	57,647	2,437	—
Total liabilities	$68,452	$65,879	$59,638	$6,241	$—

2025 Form 10-Q |	16

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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $172 million as of September 30, 2025 and $169 million as of December 31, 2024. No significant cumulative upward or downward adjustments have been recorded for these investments as of September 30, 2025.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 81% as of September 30, 2025 and December 31, 2024, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.
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

Short-Term Borrowings
Short-term borrowings included commercial paper borrowings of $1.8 billion as of September 30, 2025, of which $791 million had original maturities greater than three months. There were no commercial paper amounts outstanding as of December 31, 2024. The weighted-average interest rate on commercial paper borrowings was 4.59% for the nine months ended September 30, 2025 and 5.54% for the nine months ended September 30, 2024.
In April 2025, AbbVie entered into a $4.0 billion 364-day term loan credit agreement. In May 2025, AbbVie borrowed $2.0 billion under this term loan credit agreement which was outstanding and included in short-term borrowings on the condensed consolidated balance sheet as of September 30, 2025. Borrowings under the term loan bear interest at adjusted Secured Overnight Financing Rate Reference Rate (SOFR) +0.7%. The term loan may be prepaid without penalty upon prior notice and contains covenants, all of which the company was in compliance with as of September 30, 2025.
In January 2025, AbbVie entered into a new $3.0 billion five-year revolving credit facility that matures in January 2030 which is in addition to the existing $5.0 billion five-year revolving credit facility that matures in March 2028. The revolving credit facilities are available to support AbbVie’s commercial paper program and enable the company to borrow funds to meet liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At September 30, 2025, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facilities as of September 30, 2025 and December 31, 2024.
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

2025 Form 10-Q |	18

Note 9 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post- employment plans
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$66	$71	$197	$214	$10	$11	$30	$32
Interest cost	122	113	363	339	11	10	33	31
Expected return on plan assets	(209)	(196)	(623)	(589)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(9)	(9)	(27)	(27)
Amortization of actuarial loss	8	13	24	39	3	4	7	13
Net periodic benefit cost (credit)	$(13)	$1	$(39)	$3	$15	$16	$43	$49
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
Note 10 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the AbbVie Amended and Restated 2013 Incentive Stock Program and is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Cost of products sold	$10	$12	$43	$44
Research and development	76	67	315	274
Selling, general and administrative	123	102	440	429
Pre-tax compensation expense	209	181	798	747
Tax benefit	(35)	(33)	(139)	(127)
After-tax compensation expense	$174	$148	$659	$620
In addition to stock-based compensation expense included in the table above and in connection with the 2025 acquisition of Capstan and the 2024 acquisitions of ImmunoGen and Cerevel Therapeutics, AbbVie incurred cash-settled, post-closing expense for employee incentive awards related to these transactions, which is summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Cost of products sold	$—	$5	$—	$36
Research and development	28	58	28	184
Selling, general and administrative	67	98	67	290
Total post-closing cash settled expense	$95	$161	$95	$510
Stock Options
During the nine months ended September 30, 2025, primarily in connection with the company's annual grant, AbbVie granted 0.6 million stock options with a weighted-average grant-date fair value of $38.39. As of September 30, 2025, $9 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

2025 Form 10-Q |	19

RSUs and Performance Shares
During the nine months ended September 30, 2025, primarily in connection with the company's annual grant, AbbVie granted 4.9 million RSUs and performance shares with a weighted-average grant-date fair value of $193.72. As of September 30, 2025, $767 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2025 and 2024:

2025			2024
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/31/25	02/17/26	$1.73	10/30/24	02/14/25	$1.64
09/05/25	11/14/25	$1.64	09/06/24	11/15/24	$1.55
06/20/25	08/15/25	$1.64	06/21/24	08/15/24	$1.55
02/13/25	05/15/25	$1.64	02/15/24	05/15/24	$1.55
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
On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 3 million shares for $606 million during the nine months ended September 30, 2025 and 5 million shares for $959 million during the nine months ended September 30, 2024. AbbVie's remaining stock repurchase authorization was approximately $2.9 billion as of September 30, 2025.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2025:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2024	$(2,114)	$549	$(664)	$304	$(1,925)
Other comprehensive income (loss) before reclassifications	1,489	(885)	3	(105)	502
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(85)	2	(68)	(151)
Net current-period other comprehensive income (loss)	1,489	(970)	5	(173)	351
Balance as of September 30, 2025	$(625)	$(421)	$(659)	$131	$(1,574)
Other comprehensive income for the nine months ended September 30, 2025 included foreign currency translation adjustments totaling a gain of $1.5 billion principally due to the impact of the strengthening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling a loss of $970 million.

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
The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
(in millions) (brackets denote gains)	2025	2024	2025	2024
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(37)	$(32)	$(108)	$(90)
Tax expense	8	7	23	20
Total reclassifications, net of tax	$(29)	$(25)	$(85)	$(70)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$2	$8	$4	$25
Tax benefit	(1)	(2)	(2)	(6)
Total reclassifications, net of tax	$1	$6	$2	$19
Cash flow hedging activities
Gains on foreign currency forward exchange contracts(c)	$(41)	$(19)	$(69)	$(41)
Other(a)	(5)	(6)	(15)	(18)
Tax expense	8	5	16	13
Total reclassifications, net of tax	$(38)	$(20)	$(68)	$(46)
(a) Amounts are included in interest expense, net (see Note 8).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 9).
(c) Amounts are included in cost of products sold (see Note 8).
Note 11 Income Taxes

The effective tax rate was 74% for the three months and 39% for the nine months ended September 30, 2025 compared to 25% for the three months and 28% for the nine months ended September 30, 2024. The effective tax rate in each period was higher than the U.S. statutory tax rate of 21% principally due to business development activities and changes in fair value of contingent consideration, partially offset by the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States. The increase in the effective tax rate for the three and nine months ended September 30, 2025 over the prior year was primarily due to business development activities and changes in fair value of contingent consideration, partially offset by changes in jurisdictional mix of earnings.
On July 4, 2025, the United States government signed into law the One Big Beautiful Bill Act of 2025 (2025 Act). Included within the 2025 Act are provisions that permanently extend certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modify the international tax framework to reduce the tax rate on certain foreign earned income, restore the tax treatment of expensing for domestic research and development costs and bonus depreciation, and allow for full expensing of qualified production property. In addition, the legislation contains multiple effective dates and transition elections, with certain provisions effective in 2025 and others implemented through 2027. The company expects the new legislation to have a favorable impact on cash tax payments in the current year. The company will continue to assess the impact of the 2025 Act as further information is made available.

2025 Form 10-Q |	21

Note 12 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $1.5 billion as of September 30, 2025 and $2.5 billion as of December 31, 2024. For litigation matters discussed below for which a loss is probable or reasonably possible, the company is unable to estimate the possible loss or range of loss, if any, beyond the amounts accrued. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 380 lawsuits are pending against Allergan in federal and state courts. Most of the federal court lawsuits are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 25 of the lawsuits are pending in various state courts. The plaintiffs in these lawsuits, which include states, counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 380 lawsuits, approximately 20 of them are brought by states, counties, cities and other municipal entities, approximately 5 of which are in the process of being dismissed pursuant to the previously announced settlement.
In March 2023, AbbVie Inc. filed a petition in the United States Tax Court, AbbVie Inc. and Subsidiaries v. Commissioner of Internal Revenue. The petition disputed the Commissioner of Internal Revenue determination concerning a $572 million income tax benefit recorded in 2014 related to a payment made to a third party for the termination of a proposed business combination. In June 2025, the United States Tax Court granted AbbVie’s motion for summary judgment and denied the Commissioner of Internal Revenue’s cross-motion for summary judgment. The United States Tax Court ordered and decided that there is no deficiency in income tax due from AbbVie for the tax year 2014. In September 2025, the Commissioner of Internal Revenue appealed this decision.
Product Liability and General Litigation
In April 2023, a putative class action lawsuit, Camargo v. AbbVie Inc., was filed in the United States District Court for the Northern District of Illinois on behalf of Humira patients who paid for Humira based on its list price or who, after losing insurance coverage, discontinued Humira because they could not pay based on its list price, alleging that Humira’s list price is excessive in violation of multiple states’ unfair and deceptive trade practices statutes. The plaintiff generally seeks monetary damages, injunctive relief and attorneys’ fees.

2025 Form 10-Q |	22

Lawsuits are pending against various Allergan entities in the United States and other countries including Australia, Brazil, Canada, South Korea and the Netherlands, in which plaintiffs generally allege that they developed, or may develop, breast implant-associated anaplastic large cell lymphoma (ALCL) or other injuries from Allergan’s Biocell® textured breast implants, which were voluntarily withdrawn from worldwide markets in 2019. Approximately 145 ALCL lawsuits and 1,300 other lawsuits are coordinated for pre-trial purposes in the United States District Court for the District of New Jersey under the MDL rules as In re: Allergan Biocell Textured Breast Implant Product Liability Litigation, MDL No. 2921. Approximately 75 ALCL lawsuits and 470 other lawsuits are pending in various state courts. Approximately 60 ALCL and 1,025 other lawsuits are pending in other countries. Plaintiffs generally seek monetary damages, medical monitoring and attorneys’ fees.
In January 2025, a putative class action lawsuit, Sheet Metal Workers’ Health Plan of Southern California, Arizona and Nevada v. AbbVie Inc., was filed in the United States District Court for the Northern District of Illinois on behalf of third-party payors of Humira, alleging that AbbVie’s rebating practices are impairing biosimilar competition with Humira in violation of federal and state antitrust laws. The plaintiff generally seeks monetary damages, injunctive relief and attorneys' fees.
Intellectual Property Litigation
In November 2023, AbbVie filed litigation in the United States District Court for the District of Delaware against Hetero USA, Inc., Hetero Labs Limited, Hetero Labs Limited Unit-V, Aurobindo Pharma USA, Inc., Aurobindo Pharma Ltd., Sandoz Inc., Sandoz Private Limited, Sandoz GmbH, Intas Pharmaceuticals Ltd., Accord Healthcare, Inc., and Sun Pharmaceutical Industries, Ltd. to enforce AbbVie’s patent rights relating to upadacitinib (a drug sold under the trademark Rinvoq). AbbVie alleged defendants’ proposed generic upadacitinib products infringe certain patents and sought declaratory and injunctive relief. In September 2025, AbbVie announced that it settled litigation with all generic manufacturers that filed abbreviated new drug applications with the U.S. Food and Drug Administration for generic versions of upadacitinib tablets.
AbbVie Inc. is seeking to enforce patent rights related to ubrogepant (a drug sold under the trademark Ubrelvy). Litigation was filed in the United States District Court for the District of New Jersey in March 2024 against Aurobindo Pharma U.S.A., Inc., Aurobindo Pharma Limited and Apitoria Pharma Private Limited; Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited; MSN Pharmaceuticals Inc., MSN Laboratories Private Limited, and MSN Life Sciences Private Limited; and Hetero USA Inc., Hetero Labs Limited Unit-III, and Hetero Labs Limited. AbbVie alleges defendants’ proposed generic ubrogepant products infringe certain patents and seeks declaratory and injunctive relief. Merck Sharp & Dohme LLC, which exclusively licenses certain patents to AbbVie, is a co-plaintiff in the litigation.

2025 Form 10-Q |	23

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
The CODM regularly reviews net revenues, net earnings and significant segment expenses and uses net earnings as its principal measure of segment profit or loss. Net earnings and significant segment expenses reviewed by the CODM are reported on the condensed consolidated statements of earnings for the periods ended September 30, 2025 and 2024. The CODM uses net earnings as its principal measure of segment profit or loss to compare past financial performance with current performance and analyze underlying business performance and trends. The CODM does not use segment assets to make decisions regarding resources; therefore, the total asset disclosure has not been included.
The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2025	2024	2025	2024
Immunology
Skyrizi	United States	$4,085	$2,778	$10,847	$6,774
	International	623	427	1,709	1,166
	Total	$4,708	$3,205	$12,556	$7,940
Rinvoq	United States	$1,559	$1,170	$4,231	$2,912
	International	625	444	1,699	1,225
	Total	$2,184	$1,614	$5,930	$4,137
Humira	United States	$619	$1,765	$2,165	$5,896
	International	374	462	1,129	1,415
	Total	$993	$2,227	$3,294	$7,311
Neuroscience
Vraylar	United States	$931	$873	$2,592	$2,338
	International	3	2	7	5
	Total	$934	$875	$2,599	$2,343
Botox Therapeutic	United States	$825	$708	$2,323	$1,988
	International	160	140	456	422
	Total	$985	$848	$2,779	$2,410
Ubrelvy	United States	$344	$261	$907	$685
	International	10	8	25	18
	Total	$354	$269	$932	$703
Qulipta	United States	$252	$168	$661	$442
	International	36	8	87	15
	Total	$288	$176	$748	$457
Vyalev	United States	$53	$—	$81	$—
	International	85	28	218	55
	Total	$138	$28	$299	$55
Duodopa	United States	$16	$24	$56	$72
	International	80	87	233	267
	Total	$96	$111	$289	$339
Other Neuroscience	United States	$42	$54	$148	$172
	International	4	2	12	11
	Total	$46	$56	$160	$183

2025 Form 10-Q |	24

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2025	2024	2025	2024
Oncology
Imbruvica	United States	$507	$618	$1,579	$1,823
	Collaboration revenues	199	210	619	676
	Total	$706	$828	$2,198	$2,499
Venclexta	United States	$341	$340	$974	$921
	International	385	337	1,108	1,007
	Total	$726	$677	$2,082	$1,928
Elahere	United States	$150	$139	$453	$331
	International	20	—	55	—
	Total	$170	$139	$508	$331
Epkinly	Collaboration revenues	$44	$31	$129	$82
	International	25	12	61	24
	Total	$69	$43	$190	$106
Other Oncology	United States	$11	$—	$13	$—
Aesthetics
Botox Cosmetic	United States	$379	$414	$1,084	$1,253
	International	258	257	801	780
	Total	$637	$671	$1,885	$2,033
Juvederm Collection	United States	$98	$105	$278	$349
	International	155	153	466	549
	Total	$253	$258	$744	$898
Other Aesthetics	United States	$265	$272	$817	$828
	International	38	38	128	119
	Total	$303	$310	$945	$947
Eye Care
Ozurdex	United States	$32	$33	$92	$102
	International	85	86	273	272
	Total	$117	$119	$365	$374
Lumigan/Ganfort	United States	$42	$58	$142	$129
	International	55	58	164	181
	Total	$97	$116	$306	$310
Alphagan/Combigan	United States	$9	$26	$35	$54
	International	38	36	108	116
	Total	$47	$62	$143	$170
Other Eye Care	United States	$138	$123	$399	$421
	International	110	105	316	321
	Total	$248	$228	$715	$742
Other Key Products
Mavyret	United States	$146	$147	$472	$458
	International	166	155	521	562
	Total	$312	$302	$993	$1,020
Creon	United States	$368	$338	$1,127	$995
Linzess/Constella	United States	$315	$225	$701	$693
	International	11	9	31	28
	Total	$326	$234	$732	$721
All other		$660	$726	$2,010	$2,280
Total net revenues		$15,776	$14,460	$44,542	$41,232
See the following for additional information about certain income and expenses included in net earnings: intangible assets amortization expense (Note 6), intangible assets impairment expense (Note 6), change in fair value of contingent consideration (Note 8), interest income and expense (Note 2), depreciation expense (Note 2), litigation matters (Note 12), income tax expense (Note 11) and restructuring expense (Note 7).

2025 Form 10-Q |	25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of September 30, 2025 and December 31, 2024 and the results of operations for the three and nine months ended September 30, 2025 and 2024. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. In the United States (U.S.), AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market works through largely centralized national payers system to agree on reimbursement terms. Certain products are co-marketed or co-promoted with other companies. AbbVie operates as a single global business segment and has approximately 55,000 employees.
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
Financial Results
The company’s financial performance for the nine months ended September 30, 2025 included delivering worldwide net revenues of $44.5 billion, operating earnings of $10.5 billion, diluted earnings per share of $1.34 and cash flows from operations of $13.8 billion. Worldwide net revenues increased 8% on a reported basis and on a constant currency basis.
Financial results for the nine months ended September 30, 2025 also included the following costs: (i) $5.6 billion related to the amortization of intangible assets; (ii) $5.1 billion for the change in fair value of contingent consideration liabilities; (iii) $847 million related to intangible assets impairment expense; and (iv) $273 million of acquisition and integration expenses. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.

2025 Form 10-Q |	26

Recent Events
Regulatory Environment
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
On July 4, 2025, the United States government signed into law the One Big Beautiful Bill Act of 2025 (2025 Act). Included within the 2025 Act are provisions that permanently extend certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modify the international tax framework to reduce the tax rate on certain foreign earned income, restore the tax treatment of expensing for domestic research and development costs and bonus depreciation, and allow for full expensing of qualified production property. In addition, the legislation contains multiple effective dates and transition elections, with certain provisions effective in 2025 and others implemented through 2027. The 2025 Act also includes certain new health care provisions related to the orphan drug exclusion of the Inflation Reduction Act of 2022, and Medicaid, which have various effective dates. The company expects the new legislation to have a favorable impact on cash tax payments in the current year. The company will continue to assess the impact of the 2025 Act as further information is made available.
U.S. Capital Investment
In September 2025, AbbVie announced the start of construction of a new active pharmaceutical ingredient facility in Illinois and an expansion of biologics manufacturing and research and development capacity in Massachusetts. These projects are part of AbbVie's previously announced plan to increase capital investment in the U.S. to broadly support innovation and expand critical manufacturing capabilities and capacity.
Intellectual Property Protection and Regulatory Exclusivity
On September 11, 2025, AbbVie announced the settlement of litigation with all generic manufacturers that filed abbreviated new drug applications with the U.S. Food and Drug Administration for generic versions of upadacitinib tablets, which AbbVie markets as Rinvoq. Given the settlement and license agreements, which are subject to standard acceleration provisions, assuming pediatric exclusivity is granted, no generic entry for any Rinvoq tablets is expected prior to April 2037 in the United States.
Research and Development
Research and innovation are the cornerstones of AbbVie’s business as a global biopharmaceutical company. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie’s pipeline currently includes approximately 90 compounds, devices or indications in development individually or under collaboration or license agreements. Of these programs, approximately 60 are in mid- and late-stage development. The company’s pipeline is focused on such important specialties as immunology, neuroscience, oncology, aesthetics and eye care. AbbVie’s recently announced partnership with Gubra marks the company’s entrance into the obesity field, a therapeutic area with significant unmet need.
The following sections summarize transitions of significant programs from mid-stage development to late-stage development as well as developments in significant late-stage and registration programs. AbbVie expects multiple mid-stage programs to transition into late-stage programs in the next 12 months.

2025 Form 10-Q |	27

Significant Programs and Developments
Immunology
Rinvoq
•In April 2025, AbbVie announced that the European Commission (EC) granted marketing authorization to Rinvoq for the treatment of giant cell arteritis (GCA) in adult patients.
•In April 2025, AbbVie announced that the U.S. Food and Drug Administration (FDA) approved Rinvoq for the treatment of GCA in adult patients.
•In July 2025, AbbVie announced positive topline results from Study 2 of its Phase 3 UP-AA trial for Rinvoq as a monotherapy in adults and adolescents with severe alopecia areata (AA).
•In August 2025, AbbVie announced positive topline results from Study 1 of its Phase 3 UP-AA trial for Rinvoq as a monotherapy in adult and adolescent patients with severe AA.
•In October 2025, AbbVie announced that the U.S. FDA approved a supplemental New Drug Application (sNDA) that updates the indication statement for Rinvoq for the treatment of adults with moderately to severely active ulcerative colitis and moderately to severely active Crohn's disease. The updated indication allows the use of Rinvoq prior to the use of tumor necrosis factor (TNF) blocking agents in patients for whom use of these treatments is clinically inadvisable and who have received at least one approved systemic therapy.
•In October 2025, AbbVie announced positive topline results from the Phase 3b/4 head-to-head SELECT-SWITCH study evaluating the efficacy and safety of Rinvoq compared to Humira in adult patients with moderate to severe rheumatoid arthritis (RA), who had an inadequate response or intolerance to a single TNF inhibitor other than Humira. In the study, Rinvoq demonstrated superiority versus Humira in achieving low disease activity and remission.
•In October 2025, AbbVie announced positive topline results from two replicate Phase 3 studies evaluating the efficacy and safety of Rinvoq in adult and adolescent patients with non-segmental vitiligo.
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
Tavapadon
•In September 2025, AbbVie announced that it submitted a New Drug Application (NDA) to the U.S. FDA for Tavapadon, a novel selective dopamine D1/D5 receptor partial agonist, for the treatment of Parkinson's disease.
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

2025 Form 10-Q |	28

•In July 2025, AbbVie announced the submission of a sNDA to the U.S. FDA for the fixed-duration, all oral combination regimen of Venclexta and acalabrutinib in previously untreated patients with chronic lymphocytic leukemia (CLL). The submission is supported by positive results from the Phase 3 AMPLIFY trial which demonstrated that the combination regimen improved progression-free survival compared to standard chemoimmunotherapy in previously untreated patients with CLL.
Epkinly
•In May 2025, Genmab A/S (Genmab) announced positive topline results from the Phase 3 trial evaluating Epkinly plus rituximab and lenalidomide versus rituximab and lenalidomide alone in adult patients with relapsed or refractory (R/R) follicular lymphoma.
•In August 2025, Genmab announced that it submitted a supplemental Biologics License Application (BLA) to the U.S. FDA for approval of Epkinly plus rituximab and lenalidomide for the treatment of adult patients with R/R follicular lymphoma.
PVEK
•In September 2025, AbbVie announced the submission of a new BLA to the U.S. FDA for approval of pivekimab sunirine (PVEK), an investigational antibody-drug conjugate (ADC), for treatment of blastic plasmacytoid dendritic cell neoplasm (BPDCN).
Aesthetics
TrenibotE
•In April 2025, AbbVie announced that it submitted a BLA to the U.S. FDA for approval of trenibotulinumtoxinE (TrenibotE) for the treatment of moderate to severe glabellar lines. TrenibotE is a first-in-class botulinum neurotoxin serotype E characterized by a rapid onset of action as early as 8 hours after administration and short duration of effect of 2-3 weeks. If approved, TrenibotE will be the first neurotoxin of its kind available to patients.
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
Mavyret
•In June 2025, AbbVie announced that the U.S. FDA approved a label expansion for Mavyret, an oral pangenotypic direct acting antiviral therapy. It is now approved for the treatment of adults and pediatric patients three years and older with acute or chronic hepatitis C virus infection immediately at the time of diagnosis.
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

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2025	2024			2025	2024
United States	$12,068	$11,148	8.2%	8.2%	$33,809	$31,295	8.0%	8.0%
International	3,708	3,312	12.0%	9.0%	10,733	9,937	8.0%	8.6%
Net revenues	$15,776	$14,460	9.1%	8.4%	$44,542	$41,232	8.0%	8.2%

2025 Form 10-Q |	30

The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2025	2024			2025	2024
Immunology
Skyrizi	United States	$4,085	$2,778	47.0%	47.0%	$10,847	$6,774	60.1%	60.1%
	International	623	427	45.9%	40.2%	1,709	1,166	46.5%	46.1%
	Total	$4,708	$3,205	46.8%	46.0%	$12,556	$7,940	58.1%	58.0%
Rinvoq	United States	$1,559	$1,170	33.3%	33.3%	$4,231	$2,912	45.3%	45.3%
	International	625	444	40.7%	36.5%	1,699	1,225	38.7%	38.7%
	Total	$2,184	$1,614	35.3%	34.1%	$5,930	$4,137	43.3%	43.3%
Humira	United States	$619	$1,765	(65.0)%	(65.0)%	$2,165	$5,896	(63.3)%	(63.3)%
	International	374	462	(18.9)%	(20.5)%	1,129	1,415	(20.2)%	(19.1)%
	Total	$993	$2,227	(55.4)%	(55.7)%	$3,294	$7,311	(55.0)%	(54.8)%
Neuroscience
Vraylar	United States	$931	$873	6.7%	6.7%	$2,592	$2,338	10.9%	10.9%
	International	3	2	31.5%	32.3%	7	5	38.0%	41.8%
	Total	$934	$875	6.7%	6.7%	$2,599	$2,343	10.9%	10.9%
Botox Therapeutic	United States	$825	$708	16.6%	16.6%	$2,323	$1,988	16.9%	16.9%
	International	160	140	13.4%	11.3%	456	422	8.0%	9.5%
	Total	$985	$848	16.1%	15.8%	$2,779	$2,410	15.3%	15.6%
Ubrelvy	United States	$344	$261	31.4%	31.4%	$907	$685	32.4%	32.4%
	International	10	8	34.1%	34.2%	25	18	41.5%	44.2%
	Total	$354	$269	31.5%	31.5%	$932	$703	32.6%	32.7%
Qulipta	United States	$252	$168	50.2%	50.2%	$661	$442	49.8%	49.8%
	International	36	8	>100.0%	>100.0%	87	15	>100.0%	>100.0%
	Total	$288	$176	64.1%	63.1%	$748	$457	63.8%	63.4%
Vyalev	United States	$53	$—	n/m	n/m	$81	$—	n/m	n/m
	International	85	28	>100.0%	>100.0%	218	55	>100.0%	>100.0%
	Total	$138	$28	>100.0%	>100.0%	$299	$55	>100.0%	>100.0%
Duodopa	United States	$16	$24	(29.9)%	(29.9)%	$56	$72	(21.1)%	(21.1)%
	International	80	87	(9.0)%	(13.8)%	233	267	(13.0)%	(14.0)%
	Total	$96	$111	(13.5)%	(17.3)%	$289	$339	(14.7)%	(15.5)%
Other Neuroscience	United States	$42	$54	(21.7)%	(21.7)%	$148	$172	(13.9)%	(13.9)%
	International	4	2	92.3%	94.0%	12	11	8.1%	12.2%
	Total	$46	$56	(17.3)%	(17.2)%	$160	$183	(12.6)%	(12.4)%
Oncology
Imbruvica	United States	$507	$618	(17.9)%	(17.9)%	$1,579	$1,823	(13.4)%	(13.4)%
	Collaboration revenues	199	210	(5.8)%	(5.8)%	619	676	(8.5)%	(8.5)%
	Total	$706	$828	(14.8)%	(14.8)%	$2,198	$2,499	(12.1)%	(12.1)%
Venclexta	United States	$341	$340	—%	—%	$974	$921	5.8%	5.8%
	International	385	337	14.3%	10.0%	1,108	1,007	10.0%	10.9%
	Total	$726	$677	7.1%	4.9%	$2,082	$1,928	8.0%	8.4%
Elahere	United States	$150	$139	8.6%	8.6%	$453	$331	37.0%	37.0%
	International	20	—	n/m	n/m	55	—	n/m	n/m
	Total	$170	$139	23.3%	22.4%	$508	$331	53.7%	53.3%
Epkinly	Collaboration revenues	$44	$31	42.6%	42.6%	$129	$82	57.7%	57.7%
	International	25	12	>100.0%	88.6%	61	24	>100.0%	>100.0%
	Total	$69	$43	59.1%	55.7%	$190	$106	78.7%	78.0%
Other Oncology	United States	$11	$—	n/m	n/m	$13	$—	n/m	n/m
Aesthetics
Botox Cosmetic	United States	$379	$414	(8.4)%	(8.4)%	$1,084	$1,253	(13.4)%	(13.4)%
	International	258	257	0.7%	(0.6)%	801	780	2.7%	3.7%
	Total	$637	$671	(4.9)%	(5.4)%	$1,885	$2,033	(7.2)%	(6.8)%

2025 Form 10-Q |	31

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2025	2024			2025	2024
Juvederm Collection	United States	$98	$105	(7.5)%	(7.5)%	$278	$349	(20.4)%	(20.4)%
	International	155	153	1.4%	(0.2)%	466	549	(15.1)%	(14.3)%
	Total	$253	$258	(2.2)%	(3.2)%	$744	$898	(17.2)%	(16.7)%
Other Aesthetics	United States	$265	$272	(2.3)%	(2.3)%	$817	$828	(1.4)%	(1.4)%
	International	38	38	(0.8)%	(2.2)%	128	119	7.6%	9.0%
	Total	$303	$310	(2.1)%	(2.3)%	$945	$947	(0.3)%	(0.1)%
Eye Care
Ozurdex	United States	$32	$33	(4.9)%	(4.9)%	$92	$102	(9.9)%	(9.9)%
	International	85	86	(0.3)%	(3.6)%	273	272	0.4%	0.6%
	Total	$117	$119	(1.6)%	(4.0)%	$365	$374	(2.4)%	(2.2)%
Lumigan/Ganfort	United States	$42	$58	(26.1)%	(26.1)%	$142	$129	10.3%	10.3%
	International	55	58	(6.0)%	(8.7)%	164	181	(9.4)%	(8.0)%
	Total	$97	$116	(15.9)%	(17.3)%	$306	$310	(1.2)%	(0.4)%
Alphagan/Combigan	United States	$9	$26	(67.4)%	(67.4)%	$35	$54	(34.7)%	(34.7)%
	International	38	36	6.8%	4.7%	108	116	(6.9)%	(4.4)%
	Total	$47	$62	(24.7)%	(25.9)%	$143	$170	(15.8)%	(14.1)%
Other Eye Care	United States	$138	$123	12.3%	12.3%	$399	$421	(5.5)%	(5.5)%
	International	110	105	4.7%	3.5%	316	321	(1.4)%	1.4%
	Total	$248	$228	8.8%	8.2%	$715	$742	(3.7)%	(2.5)%
Other Key Products
Mavyret	United States	$146	$147	(0.2)%	(0.2)%	$472	$458	3.3%	3.3%
	International	166	155	6.9%	2.1%	521	562	(7.4)%	(7.6)%
	Total	$312	$302	3.5%	1.0%	$993	$1,020	(2.6)%	(2.7)%
Creon	United States	$368	$338	9.1%	9.1%	$1,127	$995	13.3%	13.3%
Linzess/Constella	United States	$315	$225	39.6%	39.6%	$701	$693	1.1%	1.1%
	International	11	9	29.7%	26.0%	31	28	14.2%	14.9%
	Total	$326	$234	39.2%	39.1%	$732	$721	1.6%	1.6%
All other		$660	$726	(9.1)%	(8.8)%	$2,010	$2,280	(11.8)%	(11.3)%
Total net revenues		$15,776	$14,460	9.1%	8.4%	$44,542	$41,232	8.0%	8.2%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Net revenues for Skyrizi increased 46% for the three months and 58% for the nine months ended September 30, 2025 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Rinvoq increased 34% for the three months and 43% for the nine months ended September 30, 2025 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Humira decreased 56% for the three months and 55% for the nine months ended September 30, 2025 primarily driven by continued impact of direct biosimilar competition following the loss of exclusivity.
Net revenues for Vraylar increased 7% for the three months and 11% for the nine months ended September 30, 2025 primarily driven by continued market share uptake as well as market growth. Net revenues for the three months ended September 30, 2025 were also partially offset by unfavorable pricing.
Net revenues for Botox Therapeutic increased 16% for the three and nine months ended September 30, 2025 primarily driven by continued market share uptake as well as market growth.
Net revenues for Ubrelvy increased 32% for the three months and 33% for the nine months ended September 30, 2025 primarily driven by continued market share uptake as well as market growth.
Net revenues for Qulipta increased 63% for the three and nine months ended September 30, 2025 primarily driven by continued strong market share uptake as well as market growth.

2025 Form 10-Q |	32

Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 15% for the three months and 12% for the nine months ended September 30, 2025 primarily driven by decreased demand and unfavorable pricing in the United States as well as decreased collaboration revenues.
Net revenues for Venclexta increased 5% for the three months and 8% for the nine months ended September 30, 2025 primarily driven by increased demand, partially offset by unfavorable pricing.
Net revenues for Elahere increased 22% for the three months and 53% for the nine months ended September 30, 2025 primarily driven by increased demand. Net revenues for the nine months ended September 30, 2025 were also favorably impacted by a full period of Elahere results in 2025 compared to the prior year.
Net revenues for Botox Cosmetic decreased 5% for the three months and 7% for the nine months ended September 30, 2025. In the United States, Botox Cosmetic net revenues decreased 8% for the three months and 13% for the nine months ended September 30, 2025 primarily driven by unfavorable pricing due to consumer loyalty program changes, lower market share and decreased consumer demand, partially offset by the timing of customer inventory destocking in the prior year. Internationally, Botox Cosmetic net revenues increased 4% for the nine months ended September 30, 2025 primarily driven by increased consumer demand across certain international markets, partially offset by unfavorable pricing.

Net revenues for Juvederm Collection decreased 3% for the three months and 17% for the nine months ended September 30, 2025 primarily driven by decreased global consumer demand, partially offset by the timing of customer inventory destocking in the prior year.

Gross Margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2025	2024	% change	2025	2024	% change
Gross margin	$10,472	$10,248	2%	$30,890	$28,724	8%
as a % of net revenues	66%	71%		69%	70%
Gross margin as a percentage of net revenues decreased for the three and nine months ended September 30, 2025 compared to the prior year primarily due to intangible asset impairment charges of $847 million and unfavorable changes in product mix, partially offset by increased leverage from net revenues growth and lower acquisition and integration costs. Gross margin as a percentage of net revenues for the nine months ended September 30, 2025 was also partially offset by lower amortization of intangibles.
Selling, General and Administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2025	2024	% change	2025	2024	% change
Selling, general and administrative	$3,569	$4,205	(15)%	$10,115	$10,897	(7)%
as a % of net revenues	23%	29%		23%	26%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues decreased for the three and nine months ended September 30, 2025 compared to the prior year primarily due to leverage from net revenues growth and lower litigation reserve charges. SG&A expenses as a percentage of net revenues for the nine months ended September 30, 2025 were also favorably impacted by lower acquisition and integration costs.
Research and Development

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2025	2024	% change	2025	2024	% change
Research and development	$2,319	$2,130	9%	$6,517	$6,017	8%
as a % of net revenues	15%	15%		15%	15%
Research and development (R&D) expenses as a percentage of net revenues were flat for the three and nine months ended September 30, 2025 compared to the prior year. R&D expenses increased to support all stages of the company’s pipeline assets.

2025 Form 10-Q |	33

Acquired IPR&D and Milestones

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2025	2024	2025	2024
Upfront charges	$2,615	$82	$3,566	$1,088
Development milestones	65	—	185	95
Acquired IPR&D and milestones	$2,680	$82	$3,751	$1,183
Acquired IPR&D and milestones expense for the three and nine months ended September 30, 2025 included upfront charges of $1.9 billion related to the acquisition of Capstan Therapeutics, Inc. and $700 million related to a license agreement with Ichnos Glenmark Innovation, Inc. Acquired IPR&D and milestones expense for the nine months ended September 30, 2025 also included upfront charges of $350 million related to a license agreement with Gubra A/S and $335 million related to an option-to-license agreement with ADARx Pharmaceuticals, Inc. Acquired IPR&D and milestones expense for the nine months ended September 30, 2024 included an upfront charge of $250 million related to the acquisition of Celsius Therapeutics, Inc. See Note 4 to the Condensed Consolidated Financial Statements for additional information.
Other Non-Operating Expenses (Income)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Interest expense	$739	$720	$2,179	$2,106
Interest income	(72)	(129)	(207)	(556)
Interest expense, net	$667	$591	$1,972	$1,550

Net foreign exchange loss (gain)	$20	$(3)	$47	$2
Other expense, net	503	1,159	4,583	3,090
Interest expense increased for the three and nine months ended September 30, 2025 compared to the prior year primarily due to the impact of higher average interest rates.
Interest income decreased for the three and nine months ended September 30, 2025 compared to the prior year primarily due to a lower average cash and equivalents balance.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $776 million for the three months and $5.1 billion for the nine months ended September 30, 2025 and $1.4 billion for the three months and $3.5 billion for the nine months ended September 30, 2024. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of success of achieving regulatory milestones, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three and nine months ended September 30, 2025, the change in fair value reflected the passage of time and lower discount rates. For the nine months ended September 30, 2025, the change in fair value also reflected higher estimated Skyrizi sales. For the three and nine months ended September 30, 2024, the change in fair value reflected higher estimated Skyrizi sales and the passage of time. For the three months ended September 30, 2024, the change in fair value also reflected the impact of lower discount rates.
Income Tax Expense
The effective tax rate was 74% for the three months and 39% for the nine months ended September 30, 2025 compared to 25% for the three months and 28% for the nine months ended September 30, 2024. The effective tax rate in each period was higher than the U.S. statutory tax rate of 21% principally due to business development activities and changes in fair value of contingent consideration, partially offset by the impact of foreign operations which reflects the impact of lower income tax rates in locations outside the United States. The increase in the effective tax rate for the three and nine months ended September 30, 2025 over the prior year was primarily due to business development activities and changes in fair value of contingent consideration, partially offset by changes in jurisdictional mix of earnings.

2025 Form 10-Q |	34

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
(in millions)	2025	2024
Cash flows provided by (used in):
Operating activities	$13,812	$11,758
Investing activities	(5,180)	(18,946)
Financing activities	(8,558)	1,650
Operating cash flows for the nine months ended September 30, 2025 increased compared to the prior year primarily due to increased results from operations driven by higher net revenues and lower acquisition-related cash expenses, partially offset by higher payments related to litigation matters and higher payments of contingent consideration liabilities.
Investing cash flows for the nine months ended September 30, 2025 included payments made for other acquisitions and investments, net of cash acquired of $4.1 billion and capital expenditures of $885 million. Investing cash flows for the nine months ended September 30, 2024 included $18.5 billion cash consideration paid to acquire ImmunoGen, Inc (ImmunoGen) and Cerevel Therapeutics Holdings, Inc. (Cerevel Therapeutics) offset by cash acquired of $952 million, net sales and maturities of investment securities of $470 million, payments made for other acquisitions and investments, net of cash acquired of $1.2 billion and capital expenditures of $683 million.
Financing cash flows for the nine months ended September 30, 2025 included the issuance of unsecured senior notes totaling $4.0 billion aggregate principal and $2.0 billion under the 364-day term loan credit agreement. Financing cash flows also included the repayment of $3.0 billion aggregate principal of 3.80% senior notes and $3.8 billion aggregate principal of 3.60% senior notes. Financing cash flows for the nine months ended September 30, 2024 included the issuance of unsecured senior notes totaling $15.0 billion aggregate principal which were used to finance the acquisitions of ImmunoGen and Cerevel Therapeutics. Additionally, financing cash flows included the issuance and repayment of $5.0 billion under the term loan credit agreement and repayments of €1.5 billion aggregate principal amount of 1.38% senior euro notes, €700 million aggregate principal amount of 1.25% senior euro notes, $1.0 billion aggregate principal amount of 3.85% senior notes, $99 million of secured term notes assumed from ImmunoGen in conjunction with the acquisition and the settlement of $400 million aggregate amount of 2.5% convertible senior notes assumed from Cerevel Therapeutics.
Financing cash flows also included cash dividend payments of $8.7 billion for the nine months ended September 30, 2025 and $8.3 billion for the nine months ended September 30, 2024. The increase in cash dividend payments was primarily driven by the increase in the quarterly dividend rate.
On September 5, 2025, the company announced that its board of directors declared a quarterly cash dividend of $1.64 per share for stockholders of record at the close of business on October 15, 2025, payable on November 14, 2025. On October 31, 2025, the board of directors declared an increase in the company’s quarterly dividend from $1.64 per share to $1.73 per share beginning with the dividend payable on February 17, 2026 to stockholders of record as of January 16, 2026. This reflects an increase of approximately 5.5% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. On February 16, 2023, AbbVie’s board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization. AbbVie repurchased 3 million shares for $606 million during the nine months ended September 30, 2025 and 5 million shares for $959 million during the nine months ended September 30, 2024.
During the nine months ended September 30, 2025 and 2024, the company issued and redeemed commercial paper. The balance of commercial paper borrowings outstanding was $1.8 billion as of September 30, 2025, of which $791 million had original maturities greater than three months. There were no commercial paper borrowings outstanding as of December 31, 2024. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.

2025 Form 10-Q |	35

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
In January 2025, AbbVie entered into a new $3.0 billion five-year revolving credit facility that matures in January 2030 which is in addition to the existing $5.0 billion five-year revolving credit facility that matures in March 2028. The revolving credit facilities are available to support AbbVie’s commercial paper program and enable the company to borrow funds to meet liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At September 30, 2025, the company was in compliance with all covenants, and commitment fees under the credit facility were insignificant. No amounts were outstanding under the company's credit facility as of September 30, 2025 and December 31, 2024.
In April 2025, the company entered into a $4.0 billion 364-day term loan credit agreement. In May 2025, the company borrowed $2.0 billion under this term loan credit agreement which was outstanding and included in short-term borrowings on the condensed consolidated balance sheet as of September 30, 2025.
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
Credit Ratings
There were no changes in the company’s credit ratings during the nine months ended September 30, 2025. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in the company’s application of its critical accounting policies during the nine months ended September 30, 2025.

2025 Form 10-Q |	36

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended September 30, 2025.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	1,043	(1)	$189.04	(1)	—	$2,896,110,760
August 1, 2025 - August 31, 2025	989	(1)	$195.42	(1)	—	$2,896,110,760
September 1, 2025 - September 30, 2025	994	(1)	$210.45	(1)	—	$2,896,110,760
Total	3,026	(1)	$198.16	(1)	—	$2,896,110,760

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 1,043 in July; 989 in August; and 994 in September.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
ITEM 5. OTHER ITEMS

(c) Director and Officer Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2025 Form 10-Q |	38

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1	AbbVie Deferred Compensation Plan, as amended and restated.*

10.2	AbbVie Supplemental Pension Plan, as amended and restated.*

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 4, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Scott T. Reents
Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2025

2025 Form 10-Q |	40