Form 10-K
period 2025-12-31
AbbVie Inc.
filed 2026-02-20
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐       No ☒
The aggregate market value of the 1,751,219,130 shares of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of AbbVie Inc.'s most recently completed second fiscal quarter (June 30, 2025), was $325,061,294,916. AbbVie has no non-voting common equity.
Number of common shares outstanding as of February 10, 2026: 1,768,169,012
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2026 AbbVie Inc. Proxy Statement are incorporated by reference into Part III. The Definitive Proxy Statement will be filed on or about March 23, 2026.

ABBVIE INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

PART I
ITEM 1. BUSINESS

Overview
AbbVie or "the company" refer to AbbVie Inc., or AbbVie Inc. and its consolidated subsidiaries, as the context requires. AbbVie is a global, diversified research-based biopharmaceutical company positioned for success with a comprehensive product portfolio that has leadership positions across immunology, neuroscience, oncology and aesthetics. AbbVie uses its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases. AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100% of the outstanding common stock of AbbVie to Abbott's shareholders.
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
Skyrizi. Skyrizi (risankizumab) is an interleukin-23 (IL-23) inhibitor that selectively blocks IL-23 by binding to its p19 subunit. It is a biologic therapy approved to treat the following autoimmune diseases in the United States, Canada and Mexico (collectively, North America), the European Union and Japan:

Condition	Principal Markets
Plaque psoriasis (moderate to severe)	North America, European Union, Japan
Psoriatic arthritis	North America, European Union, Japan
Crohn's disease (moderate to severe)	North America, European Union, Japan
Ulcerative colitis (moderate to severe)	North America, European Union, Japan
In psoriatic disease (plaque psoriasis or psoriatic arthritis), Skyrizi is administered as a quarterly subcutaneous injection following two induction doses. When administered for Crohn’s disease and ulcerative colitis, Skyrizi is given as three induction doses via IV infusion, followed by subcutaneous injection via an on-body injector every eight weeks. Skyrizi is sold in numerous other markets worldwide.

1	| 2025 Form 10-K

Rinvoq. Rinvoq (upadacitinib) is an oral, once-daily selective and reversible JAK inhibitor that is approved to treat the following inflammatory diseases in North America, the European Union and Japan:

Condition	Principal Markets
Rheumatoid arthritis (moderate to severe)	North America, European Union, Japan
Psoriatic arthritis	North America, European Union, Japan
Ankylosing spondylitis	North America, European Union, Japan
Atopic dermatitis (moderate to severe)	North America, European Union, Japan
Non-radiographic axial spondyloarthritis	North America, European Union, Japan
Ulcerative colitis (moderate to severe)	North America, European Union, Japan
Crohn's disease (moderate to severe)	U.S., Canada, European Union, Japan
Giant cell arteritis	U.S., Canada, European Union, Japan
Active polyarticular juvenile idiopathic arthritis	U.S.
In the United States, Rinvoq is indicated for the treatment of moderate to severe active rheumatoid arthritis, active ankylosing spondylitis, active non-radiographic axial spondyloarthritis, moderate to severe ulcerative colitis and moderate to severe active Crohn's disease in adult patients who have an inadequate response or intolerance to one or more tumor necrosis factor (TNF) blockers. For Crohn's disease and ulcerative colitis, it is additionally approved prior to the use of TNF blockers in patients for whom the use of these treatments is clinically inadvisable and who have received at least one approved systemic therapy. It is also indicated for the treatment of adult and pediatric patients two years of age and older with active psoriatic arthritis and for the treatment of patients two years of age and older with active polyarticular juvenile idiopathic arthritis who have had an inadequate response or intolerance to one or more TNF blockers. It is also indicated for the treatment of adults and adolescents 12 years of age and older with moderate to severe atopic dermatitis whose disease is not adequately controlled with other systemic drug products, including biologics, or when use of those therapies are inadvisable.
In the European Union, Rinvoq is indicated for the treatment of moderate to severe active rheumatoid arthritis and active psoriatic arthritis in adult patients who have an inadequate response or intolerance to disease-modifying anti-rheumatic medicines (DMARDs). It is also indicated for the treatment of moderate to severe active ulcerative colitis and Crohn's disease in adult patients who have an inadequate response or were intolerant to either conventional therapy or a biologic agent. It is also indicated for the treatment of active non-radiographic axial spondyloarthritis in adult patients who have responded inadequately to nonsteroidal anti-inflammatory drugs (NSAIDs) and for ankylosing spondylitis in adult patients who have responded inadequately to conventional therapy. Additionally, it is indicated for the treatment of moderate to severe atopic dermatitis in adults and adolescents 12 years of age and older who are candidates for systemic therapy.
Rinvoq is sold in numerous other markets worldwide.

2025 Form 10-K |	2

Humira.  Humira (adalimumab) is a biologic therapy administered as a subcutaneous injection. It is approved to treat the following autoimmune diseases in North America and in the European Union:

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
Botox Therapeutic. Botox Therapeutic (onabotulinumtoxinA) is an injectable product, an acetylcholine release inhibitor and a neuromuscular blocking agent. In the United States, it is approved to treat numerous indications, including chronic migraine, overactive bladder in adults who have an inadequate response to an anticholinergic medication and urinary incontinence due to detrusor overactivity associated with a neurologic condition in adults who have an inadequate response to an anticholinergic medication. In addition, Botox Therapeutic is approved to treat spasticity in patients two years of age and older, cervical dystonia in adults as well as other conditions. Botox is marketed in other countries around the world and licenses will vary. Botox Therapeutic is marketed by GSK in Japan.
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
Vyalev. Vyalev (foscarbidopa and foslevodopa) is a subcutaneous 24-hour infusion of levodopa-based therapy for the treatment of motor fluctuations in adults with advanced Parkinson's disease. Vyalev is commercialized in the United States and in many other markets primarily as Produodopa though brand names vary by region.
Duodopa.    Duodopa (carbidopa and levodopa) is a levodopa-carbidopa intestinal gel for the treatment of advanced Parkinson's disease is marketed as Duopa in the United States and primarily as Duodopa outside of the United States.

3	| 2025 Form 10-K

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
Venclexta. Venclexta (venetoclax) is a B-cell lymphoma 2 (BCL-2) inhibitor used to treat blood cancers. Venclexta is approved by the FDA for adults with CLL or small lymphocytic lymphoma. In addition, Venclexta is approved in combination with azacitidine, or decitabine, or low-dose cytarabine to treat adults with newly-diagnosed acute myeloid leukemia who are 75 years of age or older or have other medical conditions that prevent the use of standard chemotherapy. It is marketed as Venclexta in the United States and primarily as Venclyxto outside of the United States.
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
Epkinly. Epkinly (epcoritamab) is a product used to treat adults with certain types of diffuse large B-cell lymphoma (DLBCL) and high-grade B-cell lymphoma that has recurred or that does not respond to previous treatment after receiving two or more treatments. Epkinly is administered as a subcutaneous injection. Epkinly is also approved to treat adults with relapsed or refractory follicular lymphoma. It is marketed as Epkinly in the United States and primarily as Tepkinly outside of the United States.
Other oncology. Other oncology products include Emrelis, an ADC used for the treatment of adult patients with locally advanced or metastatic, non-squamous non-small cell lung cancer with high c-Met protein overexpression who have received prior systemic therapy.
Aesthetics products. AbbVie’s Aesthetics portfolio consists of facial injectables, plastics and regenerative medicine, body contouring and skincare products, which hold market-leading positions in the United States and in key markets around the world. These products are:
Botox Cosmetic. Botox Cosmetic (onabotulinumtoxinA) is an acetylcholine release inhibitor and a neuromuscular blocking agent indicated for treatment in four areas: temporary improvement in the appearance of moderate to severe glabellar lines (frown lines between the eyebrows), moderate to severe crow's feet, moderate to severe forehead lines in adults and moderate to severe platysma bands. Botox Cosmetic is approved for use in all major markets around the world and is approved for the treatment of masseter muscle prominence in China.
Juvederm Collection. Juvederm Collection is a portfolio of hyaluronic acid-based dermal fillers with a variety of approved indications in the U.S. and in other major markets around the world to augment or treat volume loss in the temples, undereye, cheeks, chin, lips and lower face.
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
Eye care products. AbbVie’s eye care products address unmet needs and new approaches to help preserve and protect patients’ vision. These products are:
Ozurdex. Ozurdex (dexamethasone intravitreal implant) is a corticosteroid implant that slowly releases medication over time. Injected directly into the back of the eye, it dissolves naturally and does not need to be removed. Ozurdex is indicated for the treatment of adult patients with visual impairment due to diabetic macular oedema (DME), adult patients with macular oedema following either Branch Retinal Vein Occlusion (BRVO) or Central Retinal Vein Occlusion (CRVO) and patients with inflammation of the posterior segment of the eye presenting as non-infectious uveitis. Ozurdex is commercially available in the United States and numerous markets around the world.
Lumigan/Ganfort. Lumigan (bimatoprost ophthalmic solution) 0.01% is a once daily, topical prostaglandin analog indicated for the reduction of elevated intraocular pressure (IOP) in patients with open angle glaucoma (OAG) or ocular hypertension (OHT). Ganfort is a once daily topical fixed combination of bimatoprost 0.03% and timolol 0.5% for the reduction

2025 Form 10-K |	4

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
Other eye care. Other eye care products include Refresh/Optive, Xen, Durysta and Restasis.
Other key products. AbbVie’s other key products include, among other things, treatments for patients with hepatitis C virus (HCV), exocrine pancreatic insufficiency, hypothyroidism, irritable bowel syndrome with constipation and chronic idiopathic constipation. These products are:
Mavyret. Mavyret (glecaprevir/pibrentasvir) is approved in the United States and European Union (Maviret) for the treatment of adult and pediatric patients (12 years and older or weighing at least 45 kilograms) with chronic HCV genotype 1-6 infection without cirrhosis and with compensated cirrhosis (Child-Pugh A). It is also indicated for the treatment of adult and pediatric patients (12 years and older or weighing at least 45 kilograms) with HCV genotype 1 infection, who previously have been treated with a regimen containing an HCV NS5A inhibitor or an NS3/4A protease inhibitor, but not both. Mavyret is also approved in the United States for the treatment of adults and pediatric patients 3 years and older with acute or chronic hepatitis C virus infection. It is marketed as Mavyret in the United States and primarily as Maviret outside of the United States.
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
In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. In 2025, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and Cencora, Inc.) accounted for substantially all of AbbVie's pharmaceutical product sales in the United States. No individual wholesaler accounted for greater than 43% of AbbVie's 2025 gross revenues in the United States. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market, works through largely centralized national payers systems to agree on reimbursement terms.
Certain products are co-marketed or co-promoted with other companies. AbbVie has no single customer that, if the customer were lost, would have a material adverse effect on the company's business. Orders are generally filled on a current basis and order backlog is not material to AbbVie's business.

5	| 2025 Form 10-K

Competition
The markets for AbbVie's products are highly competitive. AbbVie competes with other research-based pharmaceuticals and biotechnology companies that discover, manufacture, market and sell proprietary pharmaceutical products, therapies and biologics. For example, AbbVie's immunology products compete with IL-23 inhibitors, IL-17 inhibitors, JAK inhibitors, biosimilars and other competitive products intended to treat a number of disease states, and AbbVie's oncology products compete with targeted therapies including BTK inhibitors, ADCs, cell therapies and other competitive products intended to treat certain cancers. In addition, a number of other companies have successfully developed and market products that are being positioned as competitors to Botox. The search for technological innovations in pharmaceutical products is a significant aspect of competition. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price is also a competitive factor. In addition, the substitution of generic and biosimilar pharmaceutical products for branded pharmaceutical products creates competitive pressures on AbbVie's products that do not have patent protection. New products or treatments brought to market by AbbVie’s competitors could cause revenues for AbbVie’s products to decrease due to price reductions and sales volume decreases.
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
Humira faces direct biosimilar competition globally and AbbVie will continue to face competitive pressure from these biologics and from orally administered products.
In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act (FFDCA), the Public Health Service Act (PHSA) and the regulations implementing these statutes. The enactment of federal health care reform legislation in March 2010 provided a pathway for approval of biosimilars under the PHSA, but the approval process for, and science behind, biosimilars is complex. Approval by the FDA is dependent upon many factors, including a showing that the biosimilar is "highly similar" to the original product and has no clinically meaningful differences from the original product in terms of safety, purity and potency. The types of data that could ordinarily be required in an application to show similarity may include analytical data, bioequivalence studies and studies to demonstrate chemical similarity, animal studies (including toxicity studies) and clinical studies.
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
Intellectual Property Protection and Regulatory Exclusivity
Generally, upon approval, products may be entitled to certain kinds of exclusivity under applicable intellectual property and regulatory regimes. AbbVie’s intellectual property is materially valuable to the company, and AbbVie seeks patent protection, where available, in all significant markets and/or countries for each product in development. In the United States, the expiration date for patents is 20 years after the filing date. Given that patents relating to pharmaceutical products are often obtained early in the development process and given the amount of time needed to complete clinical trials and other development activities required for regulatory approval, the length of time between product launch and patent expiration is significantly less than 20 years. The Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the Hatch-Waxman Act) permits a patent holder to seek a patent extension, commonly called a “patent term restoration,” for patents on products (or processes for making the product) regulated by the FFDCA. The length of the patent extension is roughly based on 50% of the period of time from the filing of an Investigational New Drug Application (NDA) for a compound to the submission of the NDA for such compound, plus 100% of the time period from NDA submission to regulatory approval. The extension, however, cannot exceed five years and the patent term remaining after regulatory approval cannot exceed 14 years. Biological products licensed under the PHSA are similarly eligible for terms of patent restoration.

2025 Form 10-K |	6

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
AbbVie owns or has licensed rights to a substantial number of patents and patent applications. AbbVie licenses or owns a patent portfolio of thousands of patent families, each of which includes United States patent applications and/or issued patents and may also contain the non-United States counterparts to these patents and applications. These patents and applications, including various patents that expire during the period 2026 to the mid 2040s, in aggregate are believed to be of material importance in the operation of AbbVie’s business.
The following patents, licenses and trademarks are significant: those related to risankizumab (which is sold under the trademark Skyrizi) and those related to upadacitinib (which is sold under the trademark Rinvoq). The United States composition of matter patents covering risankizumab and upadacitinib are expected to expire in 2033. In September 2025, AbbVie settled litigation with all generic manufacturers that filed abbreviated new drug applications with the U.S. FDA for generic versions of upadacitinib tablets. Given the settlement and license agreements, which are subject to standard acceleration provisions, assuming pediatric exclusivity is granted, no generic entry for Rinvoq tablets is expected prior to April 2037 in the United States. AbbVie believes that no other single patent, license, trademark (or related group of patents, licenses, or trademarks), is material in relation to the company’s business as a whole.
AbbVie may rely, in some circumstances, on trade secrets to protect its technology. AbbVie seeks to protect its technology and product candidates, in part, by confidentiality agreements with its employees, consultants, advisors, contractors and collaborators. These agreements may be breached, and AbbVie may not have adequate remedies for any breach. In addition, AbbVie’s trade secrets may otherwise become known or be independently discovered by competitors. To the extent that AbbVie’s employees, consultants, advisors, contractors and collaborators use intellectual property owned by others in their work for the company, disputes may arise as to the rights in related or resulting know-how and inventions.
Licensing, Acquisitions and Other Arrangements
In addition to its independent efforts to develop and market products, AbbVie enters into arrangements such as acquisitions, option-to-acquire agreements, licensing arrangements, option-to-license arrangements, strategic alliances, co-

7	| 2025 Form 10-K

promotion arrangements, co-development and co-marketing agreements and joint ventures. The acquisitions and option-to-acquire agreements typically include, among other terms and conditions, upfront purchase price payments or option fees, option exercise payments, milestones or earn-outs and other customary terms and obligations. The licensing and other arrangements typically include, among other terms and conditions, upfront license fees, option fees and option exercise payments, milestone payments and royalty and/or profit sharing obligations. See Note 5, "Licensing, Acquisitions and Other Arrangements—Other Licensing & Acquisitions Activity," to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."
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
•Phase 3— tests a drug that demonstrates favorable results in the earlier phases in a significantly larger patient population to further demonstrate efficacy and safety in order to meet regulatory requirements to enable global approval.
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

2025 Form 10-K |	8

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
Even if an NDA or a BLA receives approval, the applicant must comply with post-approval requirements. For example, holders of an approval must report adverse reactions, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional materials and activities. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and certain changes to the manufacturing procedures and finished product must be submitted and approved by the FDA prior to implementation. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and record keeping requirements. In addition, as a condition of approval, the FDA may require post-marketing testing and surveillance to further assess and monitor the product's safety or efficacy after commercialization, which may require additional clinical trials, patient registries, observational data or additional work on chemistry, manufacturing and controls. Any post-approval regulatory obligations, and the cost of complying with such obligations, could expand in the future. Further, the FDA continues to regulate product labeling and prohibits the promotion of products for unapproved or “off-label” uses along with other labeling restrictions.
Outside the United States.    AbbVie is subject to similar regulatory requirements outside the United States for approval and marketing of pharmaceutical products. AbbVie must obtain approval of a clinical trial application or product from applicable supervising regulatory authorities before it can commence clinical trials or marketing of the product in target markets. The approval requirements and process for each country can vary and the time required to obtain approval may be longer or shorter than that required for FDA approval in the United States. For example, AbbVie may submit marketing authorizations in the European Union under either a centralized or decentralized procedure. The centralized procedure is mandatory for the approval of biotechnology products and many pharmaceutical products and provides for a single marketing authorization that is valid for all European Union member states. Under the centralized procedure, a single marketing authorization application is submitted to the European Medicines Agency. After the agency evaluates the application, it makes a recommendation to the European Commission, which then makes the final determination on whether to approve the application. The decentralized procedure provides for mutual recognition of individual national approval decisions and is available for products that are not subject to the centralized procedure.
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

9	| 2025 Form 10-K

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
 United States.    Specifically, U.S. federal laws require pharmaceutical manufacturers to pay certain statutorily-prescribed rebates to state Medicaid programs on prescription drugs reimbursed under state Medicaid plans and the efforts by states to seek additional rebates may affect AbbVie's business. Similarly, the Veterans Health Care Act of 1992, as a prerequisite to participation in Medicaid and other federal health care programs, requires that manufacturers extend additional discounts on pharmaceutical products to various federal agencies, including the United States Department of Veterans Affairs, Department of Defense and Public Health Service entities and institutions. In addition, recent legislative changes would require similarly discounted prices to be offered to TRICARE program beneficiaries. The Veterans Health Care Act of 1992 also established the 340B drug discount program, which requires pharmaceutical manufacturers to provide products at reduced prices to various designated health care entities and facilities.
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

2025 Form 10-K |	10

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
The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs and biologics covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services (CMS) for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level in the United States, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring disclosure of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.
The Inflation Reduction Act of 2022 (IRA) requires: (i) the government to set prices for select high expenditure Medicare Part D drugs (prices effective beginning in 2026) and Part B drugs (prices effective beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices for those drugs increase faster than inflation beginning in 2022 for Part D and 2023 for Part B and (iii) a Medicare Part D redesign replacing the current coverage gap provisions and establishing a $2,000 cap for out-of-pocket costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. In August 2023, the U.S. Department of Health and Human Services (HHS), through CMS, selected Imbruvica as one of 10 medicines subject to government-set prices in Medicare Part D beginning January 1, 2026, and in January 2025, selected Vraylar and Linzess as two of 15 medicines subject to government-set prices in Medicare Part D beginning January 1, 2027. In January 2026, Botox was selected as one of 15 medicines subject to government-set prices in Medicare Parts B and D beginning January 1, 2028. It is possible that more of our products, including products that generate substantial revenues, could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiration of intellectual property protections. The effect of reducing prices and reimbursement could significantly impact revenues for certain of our products.
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
 Japan.    In Japan, the National Health Insurance system maintains a Drug Price List specifying which pharmaceutical products are eligible for reimbursement and the Ministry of Health, Labour and Welfare sets the prices of the products on this list. The government generally introduces price cut rounds every other year and also mandates price decreases for specific products. New products judged innovative or useful, that are indicated for pediatric use, or that target orphan or small population diseases, however, may be eligible for a pricing premium. The government has also promoted the use of generics, where available.
 Emerging Markets.    Many emerging markets take steps to reduce pharmaceutical product prices, in some cases through direct price controls and in others through the promotion of generic/biosimilar alternatives to branded pharmaceuticals.

11	| 2025 Form 10-K

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
Regulation – Medical Devices
Medical devices are subject to regulation by the FDA, state agencies and foreign government health authorities. FDA regulations, as well as various U.S. federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping and marketing of medical device products agencies in the United States. AbbVie’s medical device product candidates, including AbbVie’s breast implants, must undergo rigorous clinical testing and an extensive government regulatory clearance or approval process prior to sale in the United States and other countries. The lengthy process of clinical development and submissions for clearance or approval, and the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources. Regulatory clearance or approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Cleared or approved products and their manufacturers are subject to ongoing review and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale and/or use or require their withdrawal from the market.
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
Once a device is approved, the manufacture and distribution of the device remains subject to continuing regulation by the FDA, including Quality System Regulation requirements, which involve design, testing, control, documentation and other quality assurance procedures during the manufacturing process. Medical device manufacturers and their subcontractors are required to register their establishments and list their manufactured devices with the FDA and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with regulatory requirements. Manufacturers must also report to the FDA if their devices may have caused or contributed to a death or serious injury or malfunctioned in a way that could likely cause or contribute to a death or serious injury, or if the manufacturer conducts a field correction or product recall or removal to reduce a risk to health posed by a device or to remedy a violation of the FFDCA that may present a health risk. Further, the FDA continues to regulate device labeling and prohibits the promotion of products for unapproved or “off-label” uses along with other labeling restrictions.
European Union. Medical device products that are marketed in the European Union must comply with the requirements of the Medical Device Regulation (MDR), which came into effect in May 2021. The MDR provides for regulatory oversight with respect to the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed in the European Union are safe and effective for their intended uses. Medical devices that comply with the MDR are entitled to bear a Conformité Européenne marking evidencing such compliance and may be

2025 Form 10-K |	12

marketed in the European Union. Failure to comply with these domestic and international regulatory requirements could affect AbbVie’s ability to market and sell AbbVie’s products in these countries.
Environmental Matters
AbbVie believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. AbbVie's capital expenditures for pollution control in 2025 were approximately $17 million and operating expenditures were approximately $44 million. In 2026, capital expenditures for pollution control are estimated to be approximately $21 million and operating expenditures are estimated to be approximately $46 million.
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
Employees
AbbVie employed approximately 57,000 employees in over 70 countries as of December 31, 2025. Outside the United States, some of AbbVie's employees are represented by unions or works councils. AbbVie believes that it has good relations with its employees.
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
Attracting and Developing Talent. Attracting and developing high-performing talent is essential to AbbVie’s continued success. AbbVie implements detailed talent attraction strategies, with an emphasis on STEM skill sets and other critical skill sets, including drug discovery, clinical development, market access and business development. AbbVie seeks candidates with diverse backgrounds, experiences, and perspectives to enhance innovation and problem-solving. AbbVie also invests in competitive compensation and benefits programs. In addition to offering a comprehensive suite of benefits ranging from medical and dental coverage to retirement, disability and life insurance programs, AbbVie also provides health promotion programs, mental health awareness campaigns and employee assistance programs in several countries, financial wellness support, on-site health screenings and immunizations in several countries and on-site fitness and rehabilitation centers. AbbVie has on-site health care clinics at certain locations, offering convenient and affordable access to quality healthcare, flu shots and vaccines. In addition, the AbbVie Employee Assistance Fund (a part of the AbbVie Foundation) supports two programs for global employees: the AbbVie Possibilities Scholarship for children of employees, which is an annual merit-based scholarship for use at accredited colleges, universities or vocational-technical schools; and the Employee Relief Program, which is financial assistance to support short term needs of employees when faced with large-scale disasters (e.g., a hurricane), individual disasters (e.g., a home fire) or financial hardship (e.g., the death of a spouse). Finally, AbbVie empowers managers and their teams with tools, tips and guidelines on effectively managing workloads and managing teams from a distance.
New AbbVie employees are given a tailored onboarding experience for faster integration and to support performance. One of AbbVie's mentorship programs allows employees to self-nominate as mentors or mentees and facilitates meaningful relationships supporting employees’ career and development goals.
AbbVie also provides structured, broad-based development opportunities, focusing on high-performance skills and leadership training. AbbVie has invested significantly in equipping employees with foundational artificial intelligence (AI) skills,

13	| 2025 Form 10-K

reflecting both the opportunities AI presents and its commitment to supporting employees as work evolves. AbbVie's talent philosophy holds leaders accountable for building a high-performing organization, and the company provides development opportunities for all levels of leadership. AbbVie's Learn, Develop, Perform program offers year-long, self-directed leadership education, supplemented with tools and resources, and leverages leaders as role models and teachers. In addition, a foundational success factor to AbbVie's leadership pipeline is the company's Professional Development Programs, which attract graduates, postgraduates and post-doctoral talent to participate in formal development programs lasting up to three years, with the objective of strengthening functional and leadership capabilities.
Culture. AbbVie’s shared principles of transforming lives, acting with integrity, driving innovation, embracing diversity and inclusion, and serving the community form the core of the company's culture. AbbVie articulates the behaviors associated with these values in the Ways We Work, a core set of working behaviors that emphasize how the company achieves results is equally as important as achieving them. The Ways We Work are designed to ensure that every AbbVie employee is aware of the company's cultural expectations. AbbVie integrates the Ways We Work into all talent processes, forming the basis for assessing performance, prioritizing development and ultimately rewarding employees. AbbVie believes its culture creates strong engagement, which is measured regularly through a confidential, third-party all-employee survey. Employee engagement consistently remains strong, with survey results holding steady or improving across all measured categories. AbbVie continues to be recognized among the world’s top places to work. This engagement supports AbbVie’s mission of making a remarkable impact on people’s lives.
Diversity & Inclusion. A cornerstone of AbbVie’s human capital management approach is to prioritize fostering an inclusive workforce where all employees have equal opportunity to succeed. AbbVie is committed to equal employment opportunity and non-discrimination in all aspects of employment. Further, AbbVie is committed to pay equity and conducts pay equity analyses annually. A critical component of AbbVie's strategy is to instill an inclusive mindset in all AbbVie leaders and employees, so the company continues to realize the full value of its workforce from recruitment through retirement. AbbVie's Employee Resource Groups also help the company nurture an inclusive culture for all by building community and creating connections.
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

2025 Form 10-K |	14

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
A significant portion of AbbVie's revenues and operating earnings are derived from two major products. Specifically, Skyrizi and Rinvoq each represented greater than 10% of AbbVie's total net revenues and, in aggregate, these products accounted for approximately 42% of total net revenues in 2025.
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

15	| 2025 Form 10-K

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
To remain competitive, AbbVie must continue to launch new products and new indications and/or brand extensions for existing products. Such launches must generate revenue sufficient both to cover its substantial research and development costs and to replace revenues of profitable products that are lost to or displaced by competing products or therapies. Failure to do so would have a material adverse effect on AbbVie's revenue and profitability. Accordingly, AbbVie commits substantial effort, funds and other resources to research and development and must make ongoing substantial expenditures without any assurance that its efforts will be commercially successful. A high rate of failure in the biopharmaceutical industry is inherent in the research and development of new products, and failure can occur at any point in the research and development process, including after significant resources have been invested. Products that appear promising in development may fail to reach the market for numerous reasons, including, but not limited to, failure to demonstrate effectiveness, safety concerns, superior safety or efficacy of competing therapies, failure to achieve positive clinical or pre-clinical outcomes beyond the current standards of care, inability to obtain necessary regulatory approvals or delays in the approval of new products and new indications, limited scope of approved uses, excessive costs to manufacture or the failure to obtain or maintain intellectual property rights, or infringement of the intellectual property rights of others.
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
AbbVie is subject to increasing public and legislative pressure with respect to pharmaceutical pricing. In the United States, practices of managed care organizations, and institutional and governmental purchasers, as well as federal laws and regulations related to Medicare and Medicaid, contribute to pricing pressures. In particular, the IRA will have the effect of reducing prices and reimbursements for certain of our products, which could significantly impact AbbVie’s results of operations. Under the IRA, HHS can effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Generally, these government prices can apply as soon as nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval and will be capped at a statutory ceiling price that is likely to represent a significant discount from average prices to wholesalers and direct purchasers. In August 2023, HHS, through CMS,

2025 Form 10-K |	16

selected Imbruvica as one of 10 medicines subject to government-set prices in Medicare Part D beginning January 1, 2026, and in January 2025, selected Vraylar and Linzess as two of 15 medicines subject to government-set prices in Medicare Part D beginning January 1, 2027. In January 2026, Botox was selected as one of 15 medicines subject to government-set prices in Medicare Parts B and D beginning January 1, 2028. It is possible that more of our products, including products that generate substantial revenues, could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiration of intellectual property protections. In addition, beginning in January 2025, under the IRA, the 70% coverage gap discount program was replaced by a 10% manufacturer discount for all Medicare Part D beneficiaries that have met their deductible and incurred out of pocket drug costs below a $2,000 threshold and a 20% discount for beneficiaries that have incurred out of pocket drug costs above the $2,000 threshold under the new Part D benefit redesign. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties, which could be significant. The IRA has and will continue to meaningfully impact AbbVie’s business strategies and those of others in the pharmaceutical industry. The full impact of the IRA on AbbVie’s business and the pharmaceutical industry, including the implications to us of our or a competitor's product being selected for price setting, remains uncertain.
In addition to the pricing mechanisms established under the IRA, governments and other payers may pursue or implement additional approaches intended to reduce pharmaceutical costs, including arrangements or frameworks that reference international prices, most-favored-nation (MFN) concepts, or other comparative pricing methodologies. Such approaches may be implemented through legislation, regulation, administrative action, negotiated arrangements, or other means, and their scope, structure, and application may continue to evolve. In January 2026, AbbVie entered into a voluntary agreement with the United States government to provide certain pricing concessions and U.S.-based research and development and capital investments in exchange for exemptions from tariffs and future pricing mandates during the three-year agreement period. In addition, our pricing concessions and expansion of direct-to-patient offerings may subject AbbVie to new pricing or reimbursement policies that could affect our commercial performance.
Where pricing arrangements incorporate MFN, reference pricing, or similar concepts, AbbVie’s realized pricing, revenues, or commercial flexibility could be affected by factors outside of AbbVie’s control, including changes in applicable policies, methodologies, guidance, or related pricing regimes, as well as interactions with other governmental or private-sector pricing and reimbursement programs. Such arrangements could also influence pricing expectations or negotiations in other markets or with other payers.
AbbVie continues to evaluate the impact that pricing and cost-containment related policy developments may have on the company. The potential for continuing changes to the health care system in the United States and the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid and private sector beneficiaries, including pharmacy benefit managers (PBMs) and managed care organizations may result in additional pricing pressures and formulary restrictions that limit patient access to our products. For further discussion of PBM formulary practices and their impact on pricing and patient access, see "Pharmacy benefit managers and other supply chain intermediaries exert significant influence over pricing and patient access to our products" below.
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
Rebates related to government programs, such as fee-for-service Medicaid or Medicaid managed care programs, arise from laws and regulations. AbbVie cannot predict with certainty whether additional government initiatives to contain health care costs or other factors could lead to new or modified regulatory or contractual requirements that include higher or incremental rebates, discounts or other price concessions. Other rebate and discount programs arise from contractual agreements with private payers, including PBMs and managed care organizations. Various factors, including market factors, consolidation among PBMs and the ability of private payers to control patient access to products, including through formulary management and utilization controls, may provide payers the leverage to negotiate higher or additional rebates or discounts that could have a material adverse effect on AbbVie's operations.

Pharmacy benefit managers and other supply chain intermediaries exert significant influence over pricing and patient access to our products, which could adversely affect our revenues and results of operations.
Consolidation and vertical integration among PBMs, managed care organizations and other supply chain intermediaries has increased their purchasing power and ability to influence formulary placement and reimbursement levels. A limited number of these entities negotiate pricing, rebates and patient access terms on behalf of health plans and government programs that cover a significant portion of insured patients in the United States.

17	| 2025 Form 10-K

These entities employ formulary management and utilization tools, including formulary exclusions, step therapy requirements, prior authorization protocols and tiered placement decisions, that could limit or delay patient access to our products, potentially increase patient cost-sharing and/or shift utilization to competing therapies. Unfavorable formulary decisions and increased utilization management restrictions could reduce prescription volumes and adversely affect our revenues. Further changes in formulary placement or access restrictions implemented by these intermediaries could occur with limited advance notice and may be difficult to predict or mitigate.
PBM business practices, rebate structures and pricing arrangements are also subject to change as a result of enforcement actions, regulatory settlements, legislation or other government actions. Government-mandated changes to PBM rebate methodologies, formulary design or pricing transparency practices could affect our contractual arrangements with PBMs, alter manufacturer-PBM economic relationships or shift costs to manufacturers. Additionally, these entities may negotiate higher or additional rebates, discounts, administrative fees or other price concessions that could adversely affect our revenues and results of operations.
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
The successful discovery, development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and current governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. As a result, manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically. Failure to successfully discover, develop, manufacture and sell biologics—including Skyrizi, Botox, Humira and Creon —could have a negative impact on AbbVie's business and results of operations.
Trade restrictions, tariffs, and other changes in global trade policy could increase costs, disrupt supply chains, and adversely affect AbbVie’s business and results of operations.
AbbVie operates in a global environment and relies on complex international supply chains for the development, manufacture, and distribution of its products, including the sourcing of active pharmaceutical ingredients and key materials. Changes in global trade policy, including the potential imposition of import or export tariffs, trade restrictions, or other measures affecting pharmaceutical products or related inputs, could increase manufacturing and procurement costs, reduce margins or disrupt supply continuity. If AbbVie is unable to substantially mitigate or offset increased costs or disruptions resulting from such measures through pricing adjustments, operational changes, or alternative sourcing arrangements, it may have an adverse effect on AbbVie’s business and results of operations.
New products and technological advances by AbbVie's competitors may negatively affect AbbVie's results of operations.
AbbVie competes with other research-based pharmaceutical and biotechnology companies that research, develop, manufacture, market and sell proprietary pharmaceutical products and biologics. All of these competitors may introduce new products or develop technological advances that compete with AbbVie’s products in therapeutic areas such as immunology, neuroscience, oncology and aesthetics. In addition, as AbbVie products lose exclusivity, competition surrounding such products will increase and generic and biosimilar products will increasingly penetrate the markets. Furthermore, consolidation

2025 Form 10-K |	18

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
The manufacture of many of AbbVie's products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, delays related to the construction of new facilities or the expansion of existing facilities, including those intended to support future demand for AbbVie's products, changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in the types of products produced, physical limitations that could inhibit continuous supply, labor shortages, supply chain disruption, pandemics, man-made or natural disasters and environmental factors. If problems arise during the production of a batch of product, such batch of product may have to be discarded, and AbbVie may experience product shortages or incur added expenses. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.
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

19	| 2025 Form 10-K

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

2025 Form 10-K |	20

Laws and regulations affecting government benefit programs could impose new obligations on AbbVie, require it to change its business practices, and restrict its operations.
The health care industry is subject to federal, state and international laws and regulations pertaining to government benefit program reimbursements, rebates, price reporting and regulation and health care fraud and abuse. In the United States, these laws include anti-kickback and false claims laws, the Medicaid Rebate Statute, the Veterans Health Care Act, the U.S. Physician Payments Sunshine Act, the TRICARE program, the government pricing rules applicable to the Medicaid, Medicare Part B, 340B Drug Pricing Program and individual state laws relating to pricing and sales and marketing practices. The 340B Drug Pricing Program requires participating manufacturers to offer discounts to covered entities and growth in entities claiming entitlement to 340B pricing has increased the portion of our sales subject to such discounts. Manufacturer policies designed to improve program integrity have been subject to enforcement actions and legal challenges under federal and state laws. Adverse outcomes in 340B-related litigation or significant changes to our 340B approach could adversely affect our revenues and results of operations.
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
AbbVie's business is subject to risks associated with doing business internationally, including in emerging markets. Net revenues outside of the United States made up approximately 24% of AbbVie's total net revenues in 2025. The risks associated with AbbVie's operations outside the United States include:
•fluctuations in currency exchange rates;
•changes in medical reimbursement policies and programs and pricing restrictions;
•multiple legal and regulatory requirements that are subject to change and that could restrict AbbVie's ability to manufacture, market and sell its products;
•differing local product preferences and product requirements;
•import or export licensing requirements;
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
•inflation, recession and fluctuations in interest rates;
•restrictions on transfers of funds;
•potential deterioration in the economic position and credit quality of certain non-U.S. countries; and

21	| 2025 Form 10-K

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
In 2025, three wholesale distributors (McKesson Corporation, Cardinal Health, Inc. and Cencora, Inc.) accounted for substantially all of AbbVie's pharmaceutical product sales in the United States. If one of its significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with AbbVie, and AbbVie may be unable to collect all the amounts that the distributor owes it on a timely basis or at all, which could adversely affect AbbVie's business and results of operations.
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

2025 Form 10-K |	22

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
AbbVie relies on sophisticated software applications and complex information technology systems (including cloud services) to operate its business, which are inherently vulnerable to malicious intrusion, random attack, loss of data privacy, disruption, degradation or breakdown. Certain of these applications and systems are managed, hosted, provided or used by third parties. Data privacy or security breaches of our internal systems or those of our information technology vendors may in the future result in the failure of critical business operations. Such breaches may cause sensitive data, including intellectual property, trade secrets or personal information belonging to AbbVie, its patients, customers, employees or business partners, to be exposed to unauthorized persons or to the public. The healthcare and biopharmaceutical industries remain targets of cybersecurity threats due to the value and sensitivity of the data they hold. Cybersecurity attacks and incidents are increasing in their frequency, sophistication and intensity and, due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. AbbVie’s investments in the protection of its data and information technology and its efforts to monitor its systems on an ongoing basis may be insufficient to prevent compromises in AbbVie's information technology systems that could have a material adverse effect on AbbVie's business. Such adverse consequences could include loss of revenue or the loss of critical or sensitive information from AbbVie’s or third-party providers’ databases or information technology systems and could also result in legal, financial, reputational or business harm to AbbVie and potentially substantial remediation costs. In addition, AbbVie’s cyber insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of AbbVie systems or those of our third-party vendors.
Additionally, AbbVie utilizes AI and other emerging technologies in select applications to support its operations. These technologies may present opportunities for AbbVie's business but may also entail risks, including that AI-generated analyses utilized by AbbVie could be deficient or exacerbate regulatory, cybersecurity or other significant risks. Further, our failure to effectively implement these technologies could hinder our ability to compete, as competitors' advancements in AI may lead to more efficient operations.

AbbVie’s balances of intangible assets, including developed product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which may adversely affect AbbVie’s results of operations and financial condition.
A significant amount of AbbVie’s total assets is related to acquired intangibles and goodwill. As of December 31, 2025, the carrying value of AbbVie’s developed product rights and other intangible assets was $52.6 billion and the carrying value of AbbVie’s goodwill was $35.6 billion.
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

23	| 2025 Form 10-K

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

2025 Form 10-K |	24

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

25	| 2025 Form 10-K

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

2025 Form 10-K |	26

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
In addition, we have implemented a cybersecurity awareness program designed to educate and train our entire workforce on how to identify and report cybersecurity threats. Training programs are conducted on a periodic basis and are focused on giving employees information to manage and defend against the most relevant and prevalent cybersecurity risks to AbbVie. We also provide specialized training for employees in specialized information technology roles and for business functions who may be impacted by a cyber incident. We conduct regular drills, such as tabletop exercises, to help with our overall preparedness.
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

27	| 2025 Form 10-K

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
As of December 31, 2025, cybersecurity risks have not materially affected our business, strategy, results of operations, or financial condition. Although we have invested in the protection of our data and information technology and monitor our systems on an ongoing basis, there can be no assurance that such efforts will in the future prevent material compromises to our information technology systems that could have a material adverse effect on our business. We maintain cybersecurity insurance coverage to mitigate our financial exposure to certain incidents. For additional information about our cybersecurity risks, see Item 1A, "Risk Factors - AbbVie depends on information technology and a failure of, or significant disruption to, those systems could have a material adverse effect on AbbVie's business."
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
The Audit Committee receives regular updates from the Chief Information Security Officer and other members of management on our cybersecurity program, including on information security and technology risks, program assessments, and risk management practices. Our Chief Information Security Officer and other senior information technology executives also provide similar topical updates to the full board of directors at least annually.

2025 Form 10-K |	28

ITEM 2. PROPERTIES

AbbVie's corporate offices are located at 1 North Waukegan Road, North Chicago, Illinois 60064-6400. As of December 31, 2025, AbbVie owns or leases approximately 600 facilities worldwide, containing an aggregate of approximately 19.4 million square feet of floor space dedicated to production, distribution and administration. AbbVie's significant manufacturing sites are in the following locations:

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
Wyandotte, Michigan*
_______________________________________________________________________________
*    Leased property.
AbbVie believes its sites are suitable and provide adequate production capacity for its current and projected operations. There are no material encumbrances on AbbVie's owned properties.
AbbVie distributes products through a network of central and regional distribution centers, with its central distribution centers located in the U.S. and Europe. AbbVie also has research and development sites in the United States located at: Abbott Park, Illinois; Branchburg, New Jersey; Cambridge, Massachusetts; Irvine, California; Madison, New Jersey; Madison, Wisconsin; North Chicago, Illinois; Pleasanton, California; San Diego, California; South San Francisco, California; Waltham, Massachusetts, and Worcester, Massachusetts. Outside the United States, AbbVie's principal research and development facilities are located in Ludwigshafen, Germany and Oxford, United Kingdom.
ITEM 3. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 15, "Legal Proceedings and Contingencies" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

29	| 2025 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Position
Robert A. Michael	55	Chairman of the Board and Chief Executive Officer
Scott T. Reents	58	Executive Vice President, Chief Financial Officer
Demetris D. Crum	45	Executive Vice President, Chief Human Resources Officer
Nicholas J. Donoghoe, M.D.	45	Executive Vice President, Chief Business and Strategy Officer
Azita Saleki-Gerhardt, Ph.D.	62	Executive Vice President, Chief Operations Officer
Perry C. Siatis	51	Executive Vice President, General Counsel and Secretary
Jeffrey R. Stewart	57	Executive Vice President, Chief Commercial Officer
Roopal Thakkar, M.D.	54	Executive Vice President, Research & Development and Chief Scientific Officer
David R. Purdue	48	Senior Vice President, Controller
_______________________________________________________________________________
Mr. Michael is AbbVie’s Chairman and Chief Executive Officer, a position he has held since July 2025. Mr. Michael previously served as Chief Executive Officer starting in 2024 and President and Chief Operating Officer from July 2023 to June 2024, as Vice Chairman and President from June 2022 to July 2023, as Vice Chairman, Finance and Commercial Operations and Chief Financial Officer from June 2021 to June 2022, as Executive Vice President, Chief Financial Officer from 2019 to 2021, as Senior Vice President, Chief Financial Officer from 2018 to 2019 and as Vice President, Controller from 2017 to 2018. He served as AbbVie's Vice President, Treasurer from 2015 to 2016, as Vice President, Controller, Commercial Operations from 2013 to 2015 and as Vice President, Financial Planning and Analysis from 2012 to 2013. At Abbott, Mr. Michael served as Division Controller, Nutrition Supply Chain from 2010 to 2012. Mr. Michael joined Abbott in 1993 and was first appointed as an AbbVie corporate officer in March 2017.
Mr. Reents is AbbVie’s Executive Vice President, Chief Financial Officer. He previously served as Senior Vice President, Chief Financial Officer from June 2022 to November 2022, as Vice President, Tax and Treasury from 2019 to June 2022, and as Vice President, Tax from 2013 to 2019. Mr. Reents joined Abbott in 2008 and was first appointed as an AbbVie corporate officer in June 2022.
Mr. Crum is AbbVie’s Executive Vice President, Chief Human Resources Officer. He previously served as Vice President, Total Rewards from August 2022 to June 2025, as Vice President, Compensation from January 2022 to August 2022, and as Vice President, Business Human Resources for corporate staff functions from August 2020 to January 2022. Mr. Crum joined AbbVie in 2017 and was first appointed as an AbbVie corporate officer in July 2025. Prior to joining AbbVie, Mr. Crum held several human resources leadership roles at The Kraft Heinz Company and PepsiCo.
Dr. Donoghoe is AbbVie’s Executive Vice President, Chief Business and Strategy Officer. He previously served as AbbVie’s Senior Vice President, Chief Operating Officer, R&D from 2022 to 2023, as Senior Vice President, Portfolio Innovation from 2021 to 2022, as Senior Vice President, Global Strategy and Operations, Allergan Aesthetics, from 2020 to 2021, and as Senior Vice President, Enterprise Innovation from 2019 to 2020. Dr. Donoghoe was first appointed as an AbbVie corporate officer in January 2019 when he joined AbbVie. Prior to joining AbbVie, he served as a Partner at McKinsey & Company where he was a leader of the firm's Pharma and Biotechnology practice for over a decade.
Dr. Saleki-Gerhardt is AbbVie’s Executive Vice President, Chief Operations Officer. She previously served as Executive Vice President, Operations from 2018 to July 2023, and as Senior Vice President, Operations from 2013 to 2018. Dr. Saleki-Gerhardt served as Abbott’s Vice President, Pharmaceuticals Manufacturing and Supply from 2011 to 2012, and as Divisional Vice President, Quality Assurance, Global Pharmaceutical Operations from 2008 to 2011. Dr. Saleki-Gerhardt joined Abbott in 1993 and was first appointed as an AbbVie corporate officer in December 2012. She serves on the board of Entegris Inc.
Mr. Siatis is AbbVie’s Executive Vice President, General Counsel and Secretary. He previously served as Senior Vice President, Deputy General Counsel from September 2021 until October 2022. From 2013 until 2021, Mr. Siatis also served in various roles including as Senior Vice President, Legal and Chief Ethics and Compliance Officer, as Senior Vice President of Legal Transactions and R&D/Alliance Management and Chief Ethics and Compliance Officer, and as Vice President, Biologic Strategic Development and Legal Regulatory. Mr. Siatis joined Abbott in 2005 and was first appointed as an AbbVie corporate officer in October 2022.
Mr. Stewart is AbbVie’s Executive Vice President, Chief Commercial Officer. He previously served as Senior Vice President, U.S. Commercial Operations from 2018 to 2020 and as AbbVie’s President, U.S. Commercial Operations from 2013

2025 Form 10-K |	30

to 2018. Prior to AbbVie’s separation from Abbott, he served as Vice President, Abbott Proprietary Pharmaceutical Division, United States. Mr. Stewart joined Abbott in 1992 and was first appointed as an AbbVie corporate officer in December 2018.
Dr. Thakkar serves as AbbVie's Executive Vice President, Research & Development and Chief Scientific Officer. He previously served as Senior Vice President of Development and Regulatory Affairs and Chief Medical Officer at AbbVie from 2022 until 2023, as Vice President, Global Regulatory Affairs and R&D Quality Assurance from 2019 to 2022, and as Vice President, Global Regulatory Affairs from 2015 to 2019. Dr. Thakkar joined Abbott in 2003 and was first appointed as an AbbVie corporate officer in December 2023.
Mr. Purdue is AbbVie’s Senior Vice President, Controller. He previously served as AbbVie’s Vice President, Controller, Commercial Operations from 2023 to 2025, Vice President, Corporate Treasurer from 2022 to 2023, Vice President, Corporate Financial Planning and Analysis from 2020 to 2022, and Vice President, Allergan Integration from 2019 to 2020. Mr. Purdue joined Abbott in 2003 and was first appointed as an AbbVie corporate officer in March 2025.
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

31	| 2025 Form 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market
The principal market for AbbVie's common stock is the New York Stock Exchange (Symbol: ABBV). AbbVie's common stock is also listed on the NYSE Texas and traded on various regional and electronic exchanges.
Stockholders
There were 58,040 stockholders of record of AbbVie common stock as of February 10, 2026.
Performance Graph
The following graph compares the cumulative total returns of AbbVie, the S&P 500 Index and the NYSE Arca Pharmaceuticals Index for the period from December 31, 2020 through December 31, 2025. This graph assumes $100 was invested in AbbVie common stock and each index on December 31, 2020 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
AbbVie Inc.
S&P 500 Index
NYSE Arca Pharmaceutical Index

This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of AbbVie's filings under the Securities Act of 1933, as amended.

2025 Form 10-K |	32

Dividends
On October 31, 2025, AbbVie announced that its board of directors declared an increase in the company’s quarterly dividend from $1.64 per share to $1.73 per share, payable on February 17, 2026, to stockholders of record as of January 16, 2026. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors. Moreover, if AbbVie determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	861	(1)	$228.89	(1)	—	$2,896,110,760
November 1, 2025 - November 30, 2025	691	(1)	$217.83	(1)	—	$2,896,110,760
December 1, 2025 - December 31, 2025	24,742	(1)	$224.39	(1)	—	$2,896,110,760
Total	26,294	(1)	$224.36	(1)	—	$2,896,110,760
1.    In addition to AbbVie shares repurchased on the open market under a publicly announced program, if any, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 861 in October; 691 in November; and 24,742 in December.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
ITEM 6. [RESERVED]

33	| 2025 Form 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company). This commentary should be read in conjunction with the Consolidated Financial Statements and accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data." This section of Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
EXECUTIVE OVERVIEW
Company Overview
AbbVie is a global, diversified research-based biopharmaceutical company positioned for success with a comprehensive product portfolio that has leadership positions across immunology, neuroscience, oncology and aesthetics. AbbVie uses its expertise, dedicated people and unique approach to innovation to develop and market advanced therapies that address some of the world’s most complex and serious diseases.
On February 13, 2025, the board of directors of AbbVie unanimously elected Chief Executive Officer (CEO) Robert A. Michael to succeed Richard A. Gonzalez as Chairman of the board of directors, effective July 1, 2025, at which time Mr. Gonzalez retired from the board.
AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market, works through largely centralized national payers systems to agree on reimbursement terms. Certain products are co-marketed or co-promoted with other companies. AbbVie operates as a single global business segment.
2026 Strategic Objectives
AbbVie's mission is to discover and develop innovative medicines and products that solve serious health issues today and address the medical challenges of tomorrow while achieving top-tier financial performance through outstanding execution. AbbVie intends to execute its strategy and advance its mission in a number of ways, including: (i) maximizing the benefits of a diversified revenue base with multiple long-term growth drivers; (ii) leveraging AbbVie's commercial strength and international infrastructure across therapeutic areas, ensuring strong commercial execution of new product launches as well as continued investment in key on-market products; (iii) continuing to invest in and expand its pipeline in support of opportunities across our core areas of immunology, neuroscience, oncology and aesthetics as well as new sources of growth such as obesity; (iv) generating substantial operating cash flows to support investments in innovative research and development and returning cash to shareholders via a strong and growing dividend while maintaining a strong investment grade credit rating. In addition, AbbVie anticipates several regulatory submissions, approvals and data readouts from key clinical trials in the next 12 months.
AbbVie expects to achieve its strategic objectives through:
•Maximizing revenue growth of our key on-market products, including Skyrizi, Rinvoq, Vraylar, Botox Therapeutic, Ubrelvy, Qulipta, Vyalev, Venclexta, Elahere, Botox Cosmetic and Juvederm Collection.
•Advancing our research and development pipeline by delivering late-stage pipeline milestones, achieving key proof-of-concept objectives across therapeutic areas and continuing to invest in key on-market product indication expansion.
•Maximizing the value of key acquisitions as well as continuing to invest in external innovation.
•The favorable impact of pipeline products and indications recently approved or currently under regulatory review where approval is expected in 2026. These products are described in greater detail in the section labeled "Research and Development" included as part of this Item 7.

2025 Form 10-K |	34

2025 Financial Results
AbbVie's strategy has focused on delivering strong financial results, maximizing the benefits of a diversified revenue base, advancing and investing in its pipeline and returning value to shareholders while ensuring a strong, sustainable growth business over the long term. The company's financial performance in 2025 included delivering worldwide net revenues of $61.2 billion, operating earnings of $15.1 billion, diluted earnings per share of $2.36 and cash flows from operations of $19.0 billion. Worldwide net revenues increased by 9% on a reported and on a constant currency basis.
Financial results for 2025 also included the following costs: (i) $7.4 billion related to the amortization of intangible assets; (ii) $6.5 billion for the change in fair value of contingent consideration liabilities; (iii) $847 million related to intangible asset impairment; and (iv) $276 million of acquisition and integration expenses. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.
Recent Events
Regulatory Environment
Subsequent to December 31, 2025, AbbVie announced a voluntary agreement with the U.S. government to further advance access and affordability of AbbVie’s products in the U.S. while protecting and investing in U.S. pharmaceutical innovation. AbbVie will provide low prices in Medicaid and expand affordable, direct-to-patient offerings. Additionally, AbbVie pledged $100 billion in U.S.-based research and development and capital investments, including manufacturing, over the next decade. Under this voluntary agreement, the U.S. government has agreed to provide AbbVie a three-year exemption from tariffs and future price mandates.
On July 4, 2025, the United States government signed into law the One Big Beautiful Bill Act of 2025 (2025 Act). Included within the 2025 Act are provisions that permanently extend certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modify the international tax framework to reduce the tax rate on certain foreign earned income, restore the tax treatment of expensing for domestic research and development costs and bonus depreciation, and allow for full expensing of qualified production property. In addition, the legislation contains multiple effective dates and transition elections, with certain provisions effective in 2025 and others implemented through 2027. The 2025 Act also includes certain new health care provisions related to the orphan drug exclusion of the Inflation Reduction Act of 2022, and Medicaid, which have various effective dates. The new legislation had a favorable impact on cash tax payments in the current year.
The Inflation Reduction Act of 2022 has and will continue to have a significant impact on how drugs are covered and paid for under the Medicare program, including through the creation of financial penalties for drugs whose price increases outpace inflation, the redesign of Medicare Part D benefits to shift a greater portion of the costs to manufacturers, and through government price-setting for certain Medicare Part B and Part D drugs. In 2023, the U.S. Department of Health and Human Services, through Centers for Medicare and Medicaid Service, selected Imbruvica as one of 10 medicines subject to government-set prices in Medicare Part D beginning in 2026 and in 2025, selected Vraylar and Linzess as two of 15 medicines subject to government-set prices in Medicare Part D beginning in 2027. In January 2026, Botox was selected as one of 15 medicines subject to government-set prices in Medicare Parts B and D beginning in 2028. It is possible that more of our products, including products that generate substantial revenues, could be selected in future years, which could, among other things, accelerate revenue erosion prior to expiration of intellectual property protections. See Part I, Item 1 “Business – Regulation – Commercialization, Distribution and Manufacturing,” Part I, Item 1A “Risk Factors” and Note 7 to the Consolidated Financial Statements for additional information.
U.S. Capital Investment
In 2025, AbbVie announced the start of construction of a new active pharmaceutical ingredient facility in Illinois and an expansion of biologics manufacturing and research and development capacity in Massachusetts. In January 2026, AbbVie announced that it entered into an agreement to acquire a device manufacturing facility in Arizona. These projects are part of AbbVie's plan to increase capital investment in the U.S. to broadly support innovation and expand critical manufacturing capabilities and capacity.
Intellectual Property Protection and Regulatory Exclusivity
In September 2025, AbbVie announced the settlement of litigation with all generic manufacturers that filed abbreviated new drug applications with the U.S. Food and Drug Administration (FDA) for generic versions of upadacitinib tablets, which AbbVie markets as Rinvoq. Given the settlement and license agreements, which are subject to standard acceleration provisions, assuming pediatric exclusivity is granted, no generic entry for any Rinvoq tablets is expected prior to April 2037 in the United States.

35	| 2025 Form 10-K

Research and Development
Research and innovation are the cornerstones of AbbVie’s business as a global biopharmaceutical company. AbbVie's long-term success depends to a great extent on its ability to continue to discover and develop innovative products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie’s pipeline currently includes approximately 90 compounds, devices or indications in development individually or under collaboration or license agreements. Of these programs, approximately 60 are in mid- and late-stage development. The company’s pipeline is focused on such important therapeutic areas as immunology, neuroscience, oncology and aesthetics and other specialties, including obesity.
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
•In April 2025, AbbVie announced that the U.S. FDA approved Rinvoq for the treatment of GCA in adult patients.
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
•In November 2025, AbbVie submitted a marketing authorization application (MAA) to the European Medicines Agency (EMA) for Rinvoq for the treatment of adults and adolescents 12 years and older with severe AA.
•In February 2026, AbbVie announced the submission of applications for a new indication to the U.S. FDA and EMA for Rinvoq for the treatment of adult and adolescent patients with non-segmental vitiligo.
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

2025 Form 10-K |	36

•In December 2025, AbbVie announced results from the Phase 3 ECLIPSE study, evaluating the safety, efficacy and tolerability of Aquipta versus placebo for the acute treatment of migraine in adults. The study met its primary and key secondary endpoints, with Aquipta demonstrating superiority for achieving pain freedom at two hours after treatment of the first migraine attack.
•In December 2025, AbbVie announced the submission of an application for a new indication to the EMA for Aquipta for the acute treatment of adult patients with migraine.
Tavapadon
•In September 2025, AbbVie announced the submission of a New Drug Application (NDA) to the U.S. FDA for tavapadon, a novel selective dopamine D1/D5 receptor partial agonist, for the treatment of Parkinson's disease.
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
•In November 2025, AbbVie announced that the U.S. FDA approved Epkinly plus rituximab and lenalidomide for the treatment of adult patients with R/R follicular lymphoma.
•In January 2026, AbbVie announced topline results from the Phase 3 trial evaluating Epkinly compared to investigator's choice of chemoimmunotherapy in adult patients with R/R diffuse large B-cell lymphoma (DLBCL). The study demonstrated an improvement in progression free survival (PFS) but did not demonstrate a statistically significant improvement in overall survival (OS).
PVEK
•In September 2025, AbbVie announced the submission of a BLA to the U.S. FDA for approval of pivekimab sunirine (PVEK), an investigational antibody-drug conjugate (ADC), for treatment of blastic plasmacytoid dendritic cell neoplasm (BPDCN).
Aesthetics
TrenibotE
•In April 2025, AbbVie announced the submission of a BLA to the U.S. FDA for approval of trenibotulinumtoxinE (TrenibotE) for the treatment of moderate to severe glabellar lines. TrenibotE is a first-in-class botulinum neurotoxin serotype E characterized by a rapid onset of action as early as 8 hours after administration and short duration of effect of 2-3 weeks. If approved, TrenibotE will be the first neurotoxin of its kind available to patients.

37	| 2025 Form 10-K

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
Mavyret
•In June 2025, AbbVie announced that the U.S. FDA approved a label expansion for Mavyret, an oral pangenotypic direct acting antiviral therapy. It is now approved for the treatment of adults and pediatric patients three years and older with acute or chronic hepatitis C virus infection.

2025 Form 10-K |	38

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

				Percent change
				At actual currency rates		At constant currency rates
years ended (dollars in millions)	2025	2024	2023	2025	2024	2025	2024
United States	$46,603	$43,029	$41,883	8.3%	2.7%	8.3%	2.7%
International	14,557	13,305	12,435	9.4%	7.0%	9.2%	11.1%
Net revenues	$61,160	$56,334	$54,318	8.6%	3.7%	8.5%	4.6%

39	| 2025 Form 10-K

The following table details AbbVie's worldwide net revenues:

					Percent change
					At actual currency rates		At constant currency rates
years ended December 31 (dollars in millions)		2025	2024	2023	2025	2024	2025	2024
Immunology
Skyrizi	United States	$15,202	$10,086	$6,753	50.7%	49.3%	50.7%	49.3%
	International	2,360	1,632	1,010	44.6%	61.6%	43.0%	65.4%
	Total	$17,562	$11,718	$7,763	49.9%	50.9%	49.7%	51.4%
Rinvoq	United States	$5,940	$4,259	$2,824	39.5%	50.8%	39.5%	50.8%
	International	2,364	1,712	1,145	38.0%	49.6%	37.1%	57.0%
	Total	$8,304	$5,971	$3,969	39.1%	50.4%	38.8%	52.5%
Humira	United States	$3,062	$7,142	$12,160	(57.1)%	(41.3)%	(57.1)%	(41.3)%
	International	1,478	1,851	2,244	(20.2)%	(17.5)%	(19.5)%	(13.2)%
	Total	$4,540	$8,993	$14,404	(49.5)%	(37.6)%	(49.4)%	(36.9)%
Neuroscience
Vraylar	United States	$3,612	$3,260	$2,755	10.8%	18.4%	10.8%	18.4%
	International	9	7	4	33.3%	57.8%	36.8%	58.6%
	Total	$3,621	$3,267	$2,759	10.8%	18.4%	10.8%	18.4%
Botox Therapeutic	United States	$3,151	$2,718	$2,476	16.0%	9.8%	16.0%	9.8%
	International	618	565	515	9.3%	9.8%	9.9%	14.0%
	Total	$3,769	$3,283	$2,991	14.8%	9.8%	14.9%	10.5%
Ubrelvy	United States	$1,239	$981	$803	26.3%	22.1%	26.3%	22.1%
	International	32	25	12	28.6%	>100.0%	30.7%	>100.0%
	Total	$1,271	$1,006	$815	26.4%	23.4%	26.5%	23.4%
Qulipta	United States	$906	$628	$405	44.1%	55.3%	44.1%	55.3%
	International	130	30	3	>100.0%	>100.0%	>100.0%	>100.0%
	Total	$1,036	$658	$408	57.3%	61.3%	56.8%	61.3%
Vyalev	United States	$167	$1	$—	>100.0%	n/m	>100.0%	n/m
	International	315	98	3	>100.0%	>100%	>100.0%	>100%
	Total	$482	$99	$3	>100.0%	>100%	>100.0%	>100%
Duodopa	United States	$73	$96	$97	(23.7)%	(1.8)%	(23.7)%	(1.8)%
	International	308	351	371	(12.3)%	(5.3)%	(14.1)%	(5.4)%
	Total	$381	$447	$468	(14.8)%	(4.6)%	(16.2)%	(4.7)%
Other Neuroscience	United States	$192	$223	$254	(13.9)%	(12.1)%	(13.9)%	(12.1)%
	International	15	16	19	(0.4)%	(18.9)%	2.8%	(18.3)%
	Total	$207	$239	$273	(13.0)%	(12.5)%	(12.8)%	(12.5)%
Oncology
Imbruvica	United States	$2,048	$2,448	$2,665	(16.4)%	(8.1)%	(16.4)%	(8.1)%
	Collaboration revenues	821	899	931	(8.6)%	(3.5)%	(8.6)%	(3.5)%
	Total	$2,869	$3,347	$3,596	(14.3)%	(6.9)%	(14.3)%	(6.9)%
Venclexta	United States	$1,306	$1,234	$1,087	5.9%	13.5%	5.9%	13.5%
	International	1,486	1,349	1,201	10.2%	12.3%	9.8%	18.0%
	Total	$2,792	$2,583	$2,288	8.1%	12.9%	7.9%	15.9%
Elahere	United States	$607	$477	$—	27.2%	n/m	27.2%	n/m
	International	83	2	—	>100.0%	n/m	>100.0%	n/m
	Total	$690	$479	$—	44.0%	n/m	43.4%	n/m
Epkinly	Collaboration revenues	$181	$118	$28	52.9%	>100.0%	52.9%	>100.0%
	International	90	28	3	>100.0%	>100.0%	>100.0%	>100.0%
	Total	$271	$146	$31	85.5%	>100.0%	85.0%	>100.0%
Other Oncology	United States	$33	$—	$—	n/m	n/m	n/m	n/m
Aesthetics
Botox Cosmetic	United States	$1,504	$1,682	$1,670	(10.5)%	0.7%	(10.5)%	0.7%
	International	1,098	1,038	1,012	5.7%	2.7%	6.2%	6.7%
	Total	$2,602	$2,720	$2,682	(4.3)%	1.4%	(4.1)%	2.9%
Juvederm Collection	United States	$385	$469	$519	(18.0)%	(9.6)%	(18.0)%	(9.6)%
	International	608	708	859	(14.1)%	(17.6)%	(13.6)%	(13.4)%
	Total	$993	$1,177	$1,378	(15.6)%	(14.6)%	(15.3)%	(12.0)%

2025 Form 10-K |	40

Other Aesthetics	United States	$1,101	$1,118	$1,060	(1.5)%	5.5%	(1.5)%	5.5%
	International	164	161	174	1.8%	(7.1)%	2.7%	(1.0)%
	Total	$1,265	$1,279	$1,234	(1.1)%	3.7%	(1.0)%	4.6%
Eye Care
Ozurdex	United States	$124	$138	$143	(10.1)%	(4.1)%	(10.1)%	(4.1)%
	International	369	356	329	3.7%	8.3%	3.0%	10.7%
	Total	$493	$494	$472	(0.2)%	4.5%	(0.7)%	6.2%
Lumigan/Ganfort	United States	$189	$187	$173	1.2%	7.5%	1.2%	7.5%
	International	221	242	259	(8.7)%	(6.4)%	(8.3)%	(3.9)%
	Total	$410	$429	$432	(4.4)%	(0.9)%	(4.2)%	0.6%
Alphagan/Combigan	United States	$53	$95	$121	(43.3)%	(21.8)%	(43.3)%	(21.8)%
	International	144	153	151	(6.3)%	1.5%	(4.6)%	7.6%
	Total	$197	$248	$272	(20.4)%	(8.8)%	(19.4)%	(5.4)%
Other Eye Care	United States	$588	$644	$815	(8.7)%	(21.1)%	(8.7)%	(21.1)%
	International	421	427	424	(1.4)%	0.9%	0.5%	5.6%
	Total	$1,009	$1,071	$1,239	(5.8)%	(13.6)%	(5.0)%	(12.0)%
Other Key Products
Mavyret	United States	$635	$595	$659	6.7%	(9.7)%	6.7%	(9.7)%
	International	682	716	771	(4.7)%	(7.2)%	(5.7)%	(4.5)%
	Total	$1,317	$1,311	$1,430	0.4%	(8.3)%	(0.2)%	(6.9)%
Creon	United States	$1,512	$1,383	$1,268	9.3%	9.1%	9.3%	9.1%
Linzess/Constella	United States	$864	$916	$1,073	(5.7)%	(14.6)%	(5.7)%	(14.6)%
	International	43	38	35	13.6%	7.5%	13.3%	7.2%
	Total	$907	$954	$1,108	(4.9)%	(13.9)%	(4.9)%	(13.9)%
All other		$2,627	$3,032	$3,035	(13.3)%	—%	(12.8)%	1.4%
Total net revenues		$61,160	$56,334	$54,318	8.6%	3.7%	8.5%	4.6%
n/m – Not meaningful
The following discussion and analysis of AbbVie's net revenues by product is presented on a constant currency basis.
Net revenues for Skyrizi increased 50% in 2025 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Rinvoq increased 39% in 2025 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Humira decreased 49% in 2025 primarily driven by continued impact of direct biosimilar competition following the loss of exclusivity.
Net revenues for Vraylar increased 11% in 2025 primarily driven by continued market share uptake as well as market growth.
Net revenues for Botox Therapeutic increased 15% in 2025 primarily driven by market growth as well as continued market share uptake.
Net revenues for Ubrelvy increased 27% in 2025 primarily driven by continued market share uptake as well as market growth.
Net revenues for Qulipta increased 57% in 2025 primarily driven by continued strong market share uptake as well as market growth.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie's 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 14% in 2025 primarily driven by decreased demand and unfavorable pricing in the United States as well as decreased collaboration revenues.
Net revenues for Venclexta increased 8% in 2025 primarily driven by increased demand, partially offset by unfavorable pricing.
Net revenues for Elahere increased 43% in 2025 primarily drive by increased demand and the favorable impact of a full period of Elahere results in 2025 compared to the prior year.

41	| 2025 Form 10-K

Net revenues for Botox Cosmetic decreased 4% in 2025. In the United States, Botox Cosmetic net revenues decreased 11% primarily driven by unfavorable pricing due to customer loyalty program changes, lower market share and decreased consumer demand, partially offset by the timing of customer inventory destocking in the prior year. Internationally, Botox Cosmetic net revenues increased 6% primarily driven by increased consumer demand across certain international markets, partially offset by unfavorable pricing.
Net revenues for Juvederm Collection decreased 15% in 2025 primarily driven by decreased consumer demand, partially offset by the timing of customer inventory destocking in the prior year.
Gross Margin

				Percent change
years ended December 31 (dollars in millions)	2025	2024	2023	2025	2024
Gross margin	$42,956	$39,430	$33,903	9%	16%
as a % of net revenues	70%	70%	62%
Gross margin as a percentage of net revenues in 2025 was flat compared to 2024. Gross margin percentage for 2025 was favorably impacted by increased leverage from net revenues growth, lower amortization of intangible assets and lower acquisition and integration costs offset by the unfavorable impact of intangible asset impairment charges of $847 million.
Selling, General and Administrative

				Percent change
years ended December 31 (dollars in millions)	2025	2024	2023	2025	2024
Selling, general and administrative	$14,010	$14,752	$12,872	(5)%	15%
as a % of net revenues	23%	26%	24%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues decreased in 2025 compared to 2024. SG&A expense percentage for 2025 was favorably impacted by net leverage from revenue growth, lower litigation reserve charges and lower acquisition and integration costs.
Research and Development

				Percent change
years ended December 31 (dollars in millions)	2025	2024	2023	2025	2024
Research and development	$9,096	$12,791	$7,675	(29)%	67%
as a % of net revenues	15%	23%	14%
Research and development (R&D) expenses as a percentage of net revenues decreased in 2025 compared to 2024. R&D expense percentage for 2025 was favorably impacted by lower intangible asset impairment charges. Intangible asset impairment charges were $4.5 billion in 2024. R&D expenses other than intangible asset impairment charges increased to support all stages of the company's pipeline assets.
Acquired IPR&D and Milestones

years ended December 31 (in millions)	2025	2024	2023
Upfront charges	$4,808	$2,627	$582
Development milestones	208	130	196
Acquired IPR&D and milestones	$5,016	$2,757	$778
Acquired IPR&D and milestones expense in 2025 included upfront charges of $1.9 billion related to the acquisition of Capstan Therapeutics, Inc., $906 million related to the acquisition of Gilgamesh Pharmaceuticals, Inc., $700 million related to a license agreement with Ichnos Glenmark Innovation, Inc., $350 million related to a license agreement with Gubra A/S and $335 million related to an option-to-license agreement with ADARx Pharmaceuticals, Inc. Acquired IPR&D and milestones in 2024 included upfront charges of $1.4 billion related to the acquisition of Aliada Therapeutics Holdings, Inc. and $250 million related to the acquisition of Celsius Therapeutics, Inc. See Note 5 to the Consolidated Financial Statements for additional information.

2025 Form 10-K |	42

Other Operating Income
Other operating income included a gain of $217 million in 2025 related to the termination of an R&D collaboration agreement with Calico Life Sciences LLC.
Other Non-Operating Expenses

years ended December 31 (in millions)	2025	2024	2023
Interest expense	$2,893	$2,808	$2,224
Interest income	(266)	(648)	(540)
Interest expense, net	$2,627	$2,160	$1,684

Net foreign exchange loss	$58	$21	$146
Other expense, net	5,793	3,240	4,677
Interest expense in 2025 increased compared to 2024 primarily due to the impact of higher effective interest rates.
Interest income in 2025 decreased compared to 2024 primarily due to a lower average cash and equivalents balance.
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $6.5 billion in 2025 and $3.8 billion in 2024. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including discount rates, the estimated amount of future sales of the acquired products and other market-based factors. In 2025, the change in fair value reflected higher estimated Skyrizi sales, the passage of time, lower discount rates and a longer estimated royalty period. In 2024, the change in fair value reflected higher estimated Skyrizi sales and the passage of time, partially offset by higher discount rates.
Income Tax Expense
The effective income tax rate was 36% in 2025, (15)% in 2024 and 22% in 2023. The effective income tax rate fluctuates year to year due to the allocation of the company’s taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including changes in tax law and business development activities. The effective income tax rates in 2025, 2024 and 2023 differed from the statutory tax rate principally due to the impact of foreign operations with lower income tax rates in locations outside the United States, the U.S. global minimum tax, changes in fair value of contingent consideration, tax audits and settlements, tax credits and incentives in the United States, Puerto Rico and other foreign tax jurisdictions, and business development activities. The effective income tax rate in 2025 was higher than 2024 primarily due to a one-time tax benefit associated with the closing of a three-year U.S. IRS examination in 2024, partially offset by decreases in unrecognized tax benefits, a decrease in the impact of acquisition costs related to certain business development activities and a decrease related to the impact of changes in fair value of contingent consideration.
The company's net earnings and cash flows could be affected by future tax policy and law changes in the jurisdictions in which we operate, including changes in tax law related to the projects undertaken by the Organization for Economic Cooperation and Development (OECD). These projects include a global minimum tax rate of 15%, referred to as "Pillar Two", and the creation of a new global system to tax income based on the location to which products are sold, referred to as "Pillar One." Numerous countries have agreed to a statement in support of the OECD model rules and European Union member states have agreed to implement Pillar Two. This implementation includes aspects of legislation that were effective starting in 2024.
In recent years, the OECD has issued Administrative Guidance, including the most recent side-by-side agreement released on January 5, 2026. The side-by-side agreement is intended to complement the OECD’s Pillar Two model rules with the addition of two new safe harbors that are aimed to provide clarity and reduce compliance complexity for eligible multinational companies. The Administrative Guidance generally requires further legislative action to be effective. These potential changes increase tax uncertainty and may impact income tax expense in future years. AbbVie will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on the company's business in future periods.

43	| 2025 Form 10-K

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2025	2024	2023
Cash flows provided by (used in)
Operating activities	$19,030	$18,806	$22,839
Investing activities	(6,643)	(20,820)	(2,009)
Financing activities	(12,724)	(5,211)	(17,222)
Operating cash flows in 2025 increased compared to the prior year primarily due to increased results from operations driven by higher net revenues, timing of working capital and lower acquisition-related cash expenses, partially offset by higher payments related to litigation matters and higher payments of contingent consideration liabilities. Operating cash flows also reflected AbbVie’s contributions to its defined benefit plans of $348 million in 2025 and $326 million in 2024.
Investing cash flows in 2025 included payments made for other acquisitions and investments, net of cash acquired of $5.2 billion and capital expenditures of $1.2 billion. Investing cash flows in 2024 included $18.5 billion cash consideration paid to acquire ImmunoGen, Inc. (ImmunoGen) and Cerevel Therapeutics Holdings, Inc. (Cerevel Therapeutics) offset by cash acquired of $952 million, net sales and maturities of investment securities of $482 million, payments made for other acquisitions and investments of $3.0 billion and capital expenditures of $974 million.
Financing cash flows in 2025 included the issuance of unsecured senior notes totaling $4.0 billion aggregate principal and $2.0 billion under the 364-day term loan credit agreement. Financing cash flows also included the repayment of $3.0 billion aggregate principal of 3.80% senior notes and $3.8 billion aggregate principal 3.60% senior notes.
Financing cash flows in 2024 included the issuance of unsecured senior notes totaling $15.0 billion aggregate principal which were used to finance the acquisitions of ImmunoGen and Cerevel Therapeutics. Additionally, financing cash flows included the issuance and repayment of $5.0 billion under the term loan credit agreement and repayments of $3.8 billion aggregate principal amount of 2.60% senior notes, €1.5 billion aggregate principal amount of 1.38% senior euro notes, €700 million aggregate principal amount of 1.25% senior euro notes, $1.0 billion aggregate principal amount of 3.85% senior notes, $99 million of secured term notes assumed from ImmunoGen in conjunction with the acquisition and settlement of $400 million aggregate amount of 2.5% convertible senior notes assumed from Cerevel Therapeutics. Additionally, the company refinanced its $2.0 billion floating rate three-year term loan. As part of the refinancing, the company repaid the existing $2.0 billion term loan due May 2025 and borrowed $2.0 billion under a new term loan due April 2027.
Financing cash flows also included cash dividend payments of $11.7 billion in 2025 and $11.0 billion in 2024. The increase in cash dividend payments was primarily driven by an increase of the dividend rate.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management’s discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 3 million shares for $606 million in 2025 and 7 million shares for $1.3 billion in 2024. AbbVie's remaining stock repurchase authorization was $2.9 billion as of December 31, 2025. On February 16, 2023, AbbVie's board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization.
During 2025 and 2024, the company issued and redeemed commercial paper. The balance of commercial paper borrowings outstanding was $499 million as of December 31, 2025. There were no commercial paper borrowings outstanding as of December 31, 2024. AbbVie may issue additional commercial paper or retire commercial paper to meet liquidity requirements as needed.
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
Credit Facilities, Access to Capital and Credit Ratings
Credit Facilities
In January 2025, AbbVie entered into a new $3.0 billion five-year revolving credit facility that matures in January 2030 which is in addition to the existing $5.0 billion five-year revolving credit facility that matures in March 2028. The revolving

2025 Form 10-K |	44

credit facilities are available to support AbbVie's commercial paper program and enable the company to borrow funds to meet liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At December 31, 2025, the company was in compliance with all covenants, and commitment fees under the revolving credit facilities were insignificant. No amounts were outstanding under the company's revolving credit facilities as of December 31, 2025 and December 31, 2024.
In April 2025, the company entered into a $4.0 billion 364-day term loan credit agreement. In May 2025, the company borrowed $2.0 billion under this term loan credit agreement which was outstanding and included in short-term borrowings on the consolidated balance sheet as of December 31, 2025.
In December 2023, in connection with the acquisitions of ImmunoGen and Cerevel Therapeutics, AbbVie entered into a $9.0 billion 364-day bridge credit agreement and $5.0 billion 364-day term loan credit agreement. In February 2024, AbbVie borrowed and repaid $5.0 billion under the term loan credit agreement. Subsequent to the $15.0 billion issuance of senior notes in February 2024, AbbVie terminated both the bridge and term loan credit agreements in the first quarter of 2024.
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
Credit Ratings
In February 2026, Moody’s Investors Service upgraded AbbVie’s senior unsecured long-term credit rating to A2 with a stable outlook from A3 with a positive outlook and upgraded AbbVie’s short-term credit rating to Prime-1 from Prime-2. There were no other changes in the company’s credit ratings during the year ended December 31, 2025. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facilities and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
Future Cash Requirements
Contractual Obligations
The following table summarizes AbbVie's estimated material contractual obligations as of December 31, 2025:

(in millions)	Total	Current	Long-term
Long-term debt, including current portion	$64,503	$6,000	$58,503
Interest on long-term debt(a)	35,243	2,712	32,531
Contingent consideration liabilities(b)	25,374	3,455	21,919
(a)Includes estimated future interest payments on long-term debt. Interest payments on debt are calculated for future periods using forecasted interest rates in effect at the end of 2025. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2025. See Note 10 to the Consolidated Financial Statements for additional information regarding the company's debt instruments and Note 11 for additional information on the interest rate swap agreements outstanding at December 31, 2025.
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

45	| 2025 Form 10-K

Income Taxes
Future income tax cash requirements include a one-time transition tax liability on a mandatory deemed repatriation of previously untaxed earnings of foreign subsidiaries resulting from U.S. tax reform enacted in 2017. The one-time transition tax liability was $1.1 billion, which is classified as a current liability as of December 31, 2025.
Liabilities for unrecognized tax benefits totaled $5.6 billion as of December 31, 2025. It is not possible to reliably estimate the timing of the future cash outflows related to these liabilities. See Note 14 to the Consolidated Financial Statements for additional information on these unrecognized tax benefits.
Short-term Borrowings
Short-term borrowings included $2.0 billion of a 364-day term loan and $499 million of commercial paper, which are classified as current liabilities as of December 31, 2025. See Note 10 to the Consolidated Financial Statements for additional information regarding the company's short-term borrowings.
Quarterly Cash Dividend
On October 31, 2025, AbbVie announced that its board of directors declared an increase in the company’s quarterly dividend from $1.64 per share to $1.73 per share beginning with the dividend payable on February 17, 2026 to stockholders of record as of January 16, 2026. This reflects an increase of approximately 5.5% over the previous quarterly rate. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie's financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
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
U.S. Research and Development and Capital Investment
Subsequent to December 31, 2025, AbbVie announced a voluntary agreement with the U.S. government to further advance access and affordability of AbbVie's products in the U.S. while protecting and investing in U.S. pharmaceutical innovation. Under this voluntary agreement, AbbVie pledged $100 billion in U.S.-based research and development and capital investment, including manufacturing, over the next decade.
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

2025 Form 10-K |	46

Rebates
AbbVie provides rebates to pharmacy benefit managers, state government Medicaid programs, insurance companies that administer Medicare drug plans, wholesalers, group purchasing organizations and other government agencies and private entities.
Rebate and chargeback accruals are accounted for as variable consideration and are recorded as a reduction to revenue in the period the related product is sold. Provisions for rebates and chargebacks totaled $65.1 billion in 2025, $59.3 billion in 2024 and $56.8 billion in 2023. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accrual for that rebate include the identification of the products subject to the rebate, the applicable price terms and the estimated lag time between sale and payment of the rebate, which can be significant.
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
The following table is an analysis of the three largest accruals for rebates and chargebacks, which comprise approximately 94% of the total consolidated rebate and chargebacks recorded as reductions to revenues in 2025.

(in millions)	Medicaid and Medicare Rebates	Managed Care Rebates	Wholesaler Chargebacks
Balance as of December 31, 2022	$5,198	$4,242	$1,143
Provisions	15,153	23,978	14,191
Payments	(15,054)	(21,200)	(14,162)
Balance as of December 31, 2023	5,297	7,020	1,172
Provisions	15,866	24,127	14,782
Payments	(13,756)	(25,622)	(14,797)
Balance as of December 31, 2024	7,407	5,525	1,157
Provisions	21,283	22,307	17,710
Payments	(21,250)	(22,487)	(17,482)
Balance as of December 31, 2025	$7,440	$5,345	$1,385
Other Allowances
Other allowances include cash discounts, product returns, sales incentives and other adjustments, which are accounted for as variable consideration and are recorded as a reduction to revenue in the same period the related product is sold. Reserves for cash discounts and sales incentives are readily determinable because the company's experience of payment history is fairly consistent. Product returns can be reliably estimated based on the company's historical return experience. Cash discounts totaled $2.2 billion in 2025, $2.0 billion in 2024 and $2.0 billion in 2023.
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

47	| 2025 Form 10-K

the plans' specific cash flows and applies them to the corresponding individual spot rates along the yield curve in calculating the service cost and interest cost portions of expense. For certain plans, AbbVie reviews various indices such as corporate bond and government bond benchmarks to estimate the discount rate.
AbbVie's assumed discount rates have a significant effect on the amounts reported for defined benefit pension and other post-employment plans as of December 31, 2025. A 50 basis point change in the assumed discount rate would have had the following effects on AbbVie's calculation of net periodic benefit costs in 2026 and projected benefit obligations as of December 31, 2025:

	50 basis point
(in millions) (brackets denote a reduction)	Increase	Decrease
Defined benefit plans
Net periodic benefit cost	$(22)	$48
Projected benefit obligation	(607)	672
Other post-employment plans
Net periodic benefit cost	$(5)	$6
Projected benefit obligation	(47)	52
The expected long-term rate of return is based on the asset allocation, historical performance and the current view of expected future returns. AbbVie considers these inputs with a long-term focus to avoid short-term market influences. The current long-term rate of return on plan assets for each plan is supported by the historical performance of the trust's actual and target asset allocation. AbbVie's assumed expected long-term rate of return has a significant effect on the amounts reported for defined benefit pension plans as of December 31, 2025 and will be used in the calculation of net periodic benefit cost in 2026. A one percentage point change in assumed expected long-term rate of return on plan assets would increase or decrease the net period benefit cost of these plans in 2026 by $118 million.
The health care cost trend rate is selected by reviewing historical trends and current views on projected future health care cost increases. The current health care cost trend rate is supported by the historical trend experience of each plan. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans as of December 31, 2025 and will be used in the calculation of net periodic benefit cost in 2026.
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

2025 Form 10-K |	48

indefinite-lived intangible asset until regulatory approval is obtained, at which time it is accounted for as a definite-lived asset and amortized over its estimated useful life, or discontinuation, at which point the intangible asset will be written off. IPR&D acquired in transactions that are not business combinations is expensed immediately, unless deemed to have an alternative future use. Milestone payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life.
AbbVie reviews the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or when an event occurs that could result in an impairment. See Note 2 and Note 7 to the Consolidated Financial Statements for additional information.
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

49	| 2025 Form 10-K

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
Foreign Currency Risk
AbbVie's primary net foreign currency exposures are the Euro, Canadian dollar, Japanese yen and British pound. The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2025 and 2024:

	2025			2024
as of December 31 (in millions)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)	Contract amount	Weighted average exchange rate	Fair and carrying value receivable/(payable)
Receive primarily U.S. dollars in exchange for the following currencies:
Euro	$14,505	1.149	$(443)	$10,590	1.094	$183
Canadian dollar	1,042	1.373	(11)	1,042	1.365	39
Japanese yen	799	149.220	36	836	148.386	40
British pound	560	1.336	(2)	461	1.271	(1)
All other currencies	2,662	n/a	(38)	2,308	n/a	17
Total	$19,568		$(458)	$15,237		$278
The company estimates that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts by $2.0 billion at December 31, 2025. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts. However, gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders' equity volatility relating to foreign exchange. A 10% appreciation is believed to be a reasonably possible near-term change in foreign currencies.
As of December 31, 2025, the company has unsecured senior Euro notes outstanding, which are exposed to foreign currency risk. The company designated €3.1 billion aggregate principal amount of these foreign currency denominated notes as hedges of its net investments in certain foreign subsidiaries and affiliates. As a result, any foreign currency translation gains or losses related to the Euro notes will be included in accumulated other comprehensive loss. See Note 10 to the Consolidated Financial Statements for additional information regarding the senior Euro notes and Note 11 to the Consolidated Financial Statements for additional information regarding the net investment hedging program.
Interest Rate Risk
The company estimates that an increase in interest rates of 100 basis points would adversely impact the fair value of AbbVie's interest rate swap contracts by approximately $81 million at December 31, 2025. If realized, the fair value reduction would affect earnings over the remaining life of the contracts. The company estimates that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $4.5 billion at December 31, 2025. A 100 basis point change is believed to be a reasonably possible near-term change in interest rates.

2025 Form 10-K |	50

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	100

51	| 2025 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2025	2024	2023
Net revenues	$61,160	$56,334	$54,318

Cost of products sold	18,204	16,904	20,415
Selling, general and administrative	14,010	14,752	12,872
Research and development	9,096	12,791	7,675
Acquired IPR&D and milestones	5,016	2,757	778
Other operating income	(241)	(7)	(179)
Total operating costs and expenses	46,085	47,197	41,561
Operating earnings	15,075	9,137	12,757

Interest expense, net	2,627	2,160	1,684
Net foreign exchange loss	58	21	146
Other expense, net	5,793	3,240	4,677
Earnings before income tax expense	6,597	3,716	6,250
Income tax expense (benefit)	2,364	(570)	1,377
Net earnings	4,233	4,286	4,873
Net earnings attributable to noncontrolling interest	7	8	10
Net earnings attributable to AbbVie Inc.	$4,226	$4,278	$4,863

Per share data
Basic earnings per share attributable to AbbVie Inc.	$2.37	$2.40	$2.73
Diluted earnings per share attributable to AbbVie Inc.	$2.36	$2.39	$2.72

Weighted-average basic shares outstanding	1,769	1,769	1,768
Weighted-average diluted shares outstanding	1,773	1,773	1,773

The accompanying notes are an integral part of these consolidated financial statements.

2025 Form 10-K |	52

AbbVie Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

years ended December 31 (in millions)	2025	2024	2023
Net earnings	$4,233	$4,286	$4,873

Foreign currency translation adjustments, net of tax expense (benefit) of $63 in 2025, $(39) in 2024 and $15 in 2023	1,481	(1,008)	407
Net investment hedging activities, net of tax expense (benefit) of $(266) in 2025, $133 in 2024 and $(109) in 2023	(971)	484	(399)
Pension and post-employment benefits, net of tax expense (benefit) of $98 in 2025, $206 in 2024 and $(6) in 2023	421	824	(30)
Cash flow hedging activities, net of tax expense (benefit) of $(18) in 2025, $16 in 2024 and $(19) in 2023	(150)	80	(84)
Other comprehensive income (loss)	$781	$380	$(106)
Comprehensive income	5,014	4,666	4,767
Comprehensive income attributable to noncontrolling interest	7	8	10
Comprehensive income attributable to AbbVie Inc.	$5,007	$4,658	$4,757

The accompanying notes are an integral part of these consolidated financial statements.

53	| 2025 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Balance Sheets

as of December 31 (in millions, except share data)	2025	2024
Assets
Current assets
Cash and equivalents	$5,229	$5,524
Short-term investments	28	31
Accounts receivable, net	12,589	10,919
Inventories	4,951	4,181
Prepaid expenses and other	6,265	4,927
Total current assets	29,062	25,582

Investments	268	279
Property and equipment, net	5,628	5,134
Intangible assets, net	52,641	60,068
Goodwill	35,640	34,956
Other assets	10,721	9,142
Total assets	$133,960	$135,161

Liabilities and Equity
Current liabilities
Short-term borrowings	$2,499	$—
Current portion of long-term debt and finance lease obligations	6,056	6,804
Accounts payable and accrued liabilities	34,734	31,945
Total current liabilities	43,289	38,749

Long-term debt and finance lease obligations	58,941	60,340
Deferred income taxes	2,389	2,579
Other long-term liabilities	32,569	30,129

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,838,678,628 shares issued as of December 31, 2025 and 1,831,594,494 as of December 31, 2024	18	18
Common stock held in treasury, at cost, 70,802,593 shares as of December 31, 2025 and 66,337,508 as of December 31, 2024	(9,146)	(8,201)
Additional paid-in capital	22,495	21,333
Accumulated deficit	(15,493)	(7,900)
Accumulated other comprehensive loss	(1,144)	(1,925)
Total stockholders' equity (deficit)	(3,270)	3,325
Noncontrolling interest	42	39
Total equity (deficit)	(3,228)	3,364

Total liabilities and equity	$133,960	$135,161
The accompanying notes are an integral part of these consolidated financial statements.

2025 Form 10-K |	54

AbbVie Inc. and Subsidiaries
Consolidated Statements of Equity (Deficit)

years ended December 31 (in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at December 31, 2022	1,769	$18	$(4,594)	$19,245	$4,784	$(2,199)	$33	$17,287
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,863	—	—	4,863
Other comprehensive loss, net of tax	—	—	—	—	—	(106)	—	(106)
Dividends declared	—	—	—	—	(10,647)	—	—	(10,647)
Purchases of treasury stock	(12)	—	(1,978)	—	—	—	—	(1,978)
Stock-based compensation plans and other	9	—	39	935	—	—	—	974
Change in noncontrolling interest	—	—	—	—	—	—	4	4
Balance at December 31, 2023	1,766	18	(6,533)	20,180	(1,000)	(2,305)	37	10,397
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,278	—	—	4,278
Other comprehensive income, net of tax	—	—	—	—	—	380	—	380
Dividends declared	—	—	—	—	(11,178)	—	—	(11,178)
Purchases of treasury stock	(9)	—	(1,703)	—	—	—	—	(1,703)
Stock-based compensation plans and other	8	—	35	1,153	—	—	—	1,188
Change in noncontrolling interest	—	—	—	—	—	—	2	2
Balance at December 31, 2024	1,765	18	(8,201)	21,333	(7,900)	(1,925)	39	3,364
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,226	—	—	4,226
Other comprehensive income, net of tax	—	—	—	—	—	781	—	781
Dividends declared	—	—	—	—	(11,819)	—	—	(11,819)
Purchases of treasury stock	(5)	—	(980)	—	—	—	—	(980)
Stock-based compensation plans and other	8	—	35	1,162	—	—	—	1,197
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at December 31, 2025	1,768	$18	$(9,146)	$22,495	$(15,493)	$(1,144)	$42	$(3,228)

The accompanying notes are an integral part of these consolidated financial statements.

55	| 2025 Form 10-K

AbbVie Inc. and Subsidiaries
Consolidated Statements of Cash Flows

years ended December 31 (in millions) (brackets denote cash outflows)	2025	2024	2023
Cash flows from operating activities
Net earnings	$4,233	$4,286	$4,873
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	762	764	752
Amortization of intangible assets	7,377	7,622	7,946
Deferred income taxes	(492)	(1,449)	(2,889)
Change in fair value of contingent consideration liabilities	6,495	3,771	5,128
Payments of contingent consideration liabilities	(2,865)	(1,995)	(870)
Stock-based compensation	955	911	747
Acquired IPR&D and milestones	5,016	2,757	778
Non-cash litigation reserve adjustments, net of cash payments	(933)	508	(443)
Impairment of intangible assets	847	4,476	4,229
Other, net	(3)	(63)	(225)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,490)	207	66
Inventories	(234)	(319)	(417)
Prepaid expenses and other assets	(827)	361	(188)
Accounts payable and other liabilities	951	177	3,840
Income tax assets and liabilities, net	(762)	(3,208)	(488)
Cash flows from operating activities	19,030	18,806	22,839

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(204)	(17,493)	—
Other acquisitions and investments, net of cash acquired	(5,237)	(3,024)	(1,223)
Acquisitions of property and equipment	(1,214)	(974)	(777)
Purchases of investment securities	(35)	(73)	(77)
Sales and maturities of investment securities	76	555	55
Other, net	(29)	189	13
Cash flows from investing activities	(6,643)	(20,820)	(2,009)

Cash flows from financing activities
Net change in commercial paper borrowings with original maturities of three months or less	499	—	—
Proceeds from issuance of other short-term borrowings	4,798	5,008	—
Repayments of other short-term borrowings	(2,798)	(5,008)	—
Proceeds from issuance of long-term debt	3,994	16,963	—
Repayments of long-term debt and finance lease obligations	(6,797)	(9,613)	(4,149)
Debt issuance costs	(23)	(99)	(38)
Dividends paid	(11,657)	(11,025)	(10,539)
Purchases of treasury stock	(980)	(1,708)	(1,972)
Proceeds from the exercise of stock options	172	214	180
Payments of contingent consideration liabilities	—	—	(752)
Other, net	68	57	48
Cash flows from financing activities	(12,724)	(5,211)	(17,222)
Effect of exchange rate changes on cash and equivalents	42	(65)	5
Net change in cash and equivalents	(295)	(7,290)	3,613
Cash and equivalents, beginning of year	5,524	12,814	9,201

Cash and equivalents, end of year	$5,229	$5,524	$12,814

Other supplemental information
Interest paid, net of portion capitalized	$3,002	$2,811	$2,469
The accompanying notes are an integral part of these consolidated financial statements.

2025 Form 10-K |	56

AbbVie Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 Background

Background
The principal business of AbbVie Inc. (AbbVie or the company) is the discovery, development, manufacturing and sale of a broad line of therapies that address some of the world's most complex and serious diseases. AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. In the United States, AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market, works through largely centralized national payers systems to agree on reimbursement terms.
AbbVie was incorporated in Delaware on April 10, 2012. On January 1, 2013, AbbVie became an independent, publicly-traded company as a result of the distribution by Abbott Laboratories (Abbott) of 100% of the outstanding common stock of AbbVie to Abbott's shareholders.
Note 2 Summary of Significant Accounting Policies

Use of Estimates
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for rebates, pension and other post-employment benefits, income taxes, litigation, valuation of goodwill, intangible assets and contingent consideration liabilities.
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

57	| 2025 Form 10-K

In addition to revenue from contracts with customers, the company also recognizes certain collaboration revenues. See Note 6 for additional information related to the collaborations with Janssen Biotech, Inc. and its affiliates (Janssen) and Genentech, Inc. (Genentech). Additionally, see Note 16 for disaggregation of revenue by product and geography.
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
In a business combination, the fair value of IPR&D projects acquired is capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a definite-lived intangible asset, or discontinuation, at which point the intangible asset will be written off. R&D costs incurred by the company after the acquisition are expensed to R&D in the consolidated statements of earnings when incurred.
Collaborations and Other Arrangements
The company enters into collaborative agreements with third parties to develop and commercialize drug candidates. Collaborative activities may include joint research and development and commercialization of new products. AbbVie generally receives certain licensing rights under these arrangements. These collaborations often require upfront payments and may include additional milestone, R&D cost sharing, royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development and commercialization. Upfront payments associated with collaborative arrangements and subsequent payments made to the partner for the achievement of development milestones prior to regulatory approval are expensed to acquired IPR&D and milestones expense in the consolidated statements of earnings. Regulatory and commercial milestone payments made to the partner subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the estimated useful life of the related asset. Royalties are expensed to cost of products sold in the consolidated statements of earnings when incurred.
Advertising
Costs associated with advertising are expensed as incurred and are included in selling, general and administrative (SG&A) expense in the consolidated statements of earnings. Advertising expenses were $2.1 billion in 2025, $2.1 billion in 2024 and $2.2 billion in 2023.
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

2025 Form 10-K |	58

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
Inventories
Inventories are valued at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Inventories consisted of the following:

as of December 31 (in millions)	2025	2024
Finished goods	$1,580	$1,173
Work-in-process	2,287	1,951
Raw materials	1,084	1,057
Inventories	$4,951	$4,181

59	| 2025 Form 10-K

Property and Equipment, Net

as of December 31 (in millions)	2025	2024
Land	$287	$284
Buildings	3,057	2,895
Equipment	8,785	7,995
Construction in progress	1,401	1,093
Property and equipment, gross	13,530	12,267
Less accumulated depreciation	(7,902)	(7,133)
Property and equipment, net	$5,628	$5,134
Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets (10 to 50 years for buildings and 2 to 25 years for equipment). Depreciation expense was $762 million in 2025, $764 million in 2024 and $752 million in 2023.
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

2025 Form 10-K |	60

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
Recently Adopted Accounting Pronouncements
ASU No. 2023-09
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The standard requires disaggregation of the effective tax rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. AbbVie adopted the standard in the fourth quarter of 2025 on a prospective basis. The adoption did not have a material impact on its consolidated financial statements. See Note 14 for additional information.

61	| 2025 Form 10-K

Note 3 Supplemental Financial Information

Interest Expense, Net

years ended December 31 (in millions)	2025	2024	2023
Interest expense	$2,893	$2,808	$2,224
Interest income	(266)	(648)	(540)
Interest expense, net	$2,627	$2,160	$1,684
Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2025	2024
Sales rebates	$14,572	$14,304
Accounts payable	3,592	2,945
Current portion of contingent consideration liabilities	3,455	2,589
Dividends payable	3,099	2,936
Salaries, wages and commissions	2,219	1,986
Royalty and license arrangements	453	527
Other	7,344	6,658
Accounts payable and accrued liabilities	$34,734	$31,945
Other Long-Term Liabilities

as of December 31 (in millions)	2025	2024
Contingent consideration liabilities	$21,919	$19,077
Liabilities for unrecognized tax benefits	5,573	5,049
Pension and other post-employment benefits	1,410	1,234
Income taxes payable	364	1,261
Other	3,303	3,508
Other long-term liabilities	$32,569	$30,129

2025 Form 10-K |	62

Note 4 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Years ended December 31,
(in millions, except per share data)	2025	2024	2023
Basic EPS
Net earnings attributable to AbbVie Inc.	$4,226	$4,278	$4,863
Earnings allocated to participating securities	40	40	43
Earnings available to common shareholders	$4,186	$4,238	$4,820
Weighted average basic shares of common stock outstanding	1,769	1,769	1,768
Basic earnings per share attributable to AbbVie Inc.	$2.37	$2.40	$2.73

Diluted EPS
Net earnings attributable to AbbVie Inc.	$4,226	$4,278	$4,863
Earnings allocated to participating securities	40	40	43
Earnings available to common shareholders	$4,186	$4,238	$4,820
Weighted average shares of common stock outstanding	1,769	1,769	1,768
Effect of dilutive securities	4	4	5
Weighted average diluted shares of common stock outstanding	1,773	1,773	1,773
Diluted earnings per share attributable to AbbVie Inc.	$2.36	$2.39	$2.72
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 5 Licensing, Acquisitions and Other Arrangements

Acquisition of Nimble Therapeutics, Inc.
On January 23, 2025, AbbVie completed its acquisition of Nimble Therapeutics, Inc. (Nimble). Nimble is a biotechnology company dedicated to delivering on the promise of oral peptide therapeutics and its lead asset, an investigational oral peptide IL23R inhibitor in development for the treatment of psoriasis. The aggregate purchase price of $288 million was comprised of a $210 million upfront cash payment and $78 million for the acquisition date fair value of contingent consideration liabilities, for which AbbVie may owe up to $130 million in future payments upon achievement of certain development milestones. The transaction was accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of the acquisition date, AbbVie acquired $118 million of intangible assets and the acquisition resulted in the recognition of $170 million of goodwill. Goodwill was calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including expected synergies related to enhancement of AbbVie’s existing immunology discovery capabilities and development efforts. The goodwill is not deductible for tax purposes. Other assets acquired and liabilities assumed were insignificant.
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

63	| 2025 Form 10-K

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

2025 Form 10-K |	64

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
Acquisition of ImmunoGen, Inc.
On February 12, 2024, AbbVie completed its acquisition of ImmunoGen, Inc. (ImmunoGen). ImmunoGen is a commercial-stage biotechnology company focused on the discovery, development and commercialization of antibody-drug conjugates (ADC) for cancer patients. ImmunoGen's oncology portfolio includes its flagship cancer therapy Elahere, a first-in-class ADC approved for platinum-resistant ovarian cancer, and a pipeline of promising next-generation ADC's targeting hematologic malignancies and solid tumors. The combination accelerated AbbVie’s entry into the solid tumor space and strengthened its oncology pipeline. Under the terms of the agreement, AbbVie acquired all outstanding shares of ImmunoGen for $31.26 per share in cash. The total fair value of the consideration transferred to owners of ImmunoGen common stock was $9.8 billion ($9.2 billion, net of cash acquired).
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

65	| 2025 Form 10-K

The following table summarizes the final fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and equivalents	$591
Accounts receivable	171
Inventories	211
Prepaid expenses and other current assets	40
Property and equipment, net	7
Intangible assets, net
Developed product rights	7,200
License agreements	125
Acquired in-process research and development	1,280
Other noncurrent assets	273
Current portion of long-term debt	(99)
Accounts payable and accrued liabilities	(312)
Deferred income taxes	(899)
Other long-term liabilities	(47)
Total identifiable net assets	8,541
Goodwill	1,249
Total assets acquired and liabilities assumed	$9,790
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

2025 Form 10-K |	66

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
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments, net of cash acquired totaled $5.2 billion in 2025, $3.0 billion in 2024 and $1.2 billion in 2023.
The following table summarizes acquired IPR&D and milestone expense:

years ended December 31 (in millions)	2025	2024	2023
Upfront charges	$4,808	$2,627	$582
Development milestones	208	130	196
Acquired IPR&D and milestones	$5,016	$2,757	$778
RemeGen Co., Ltd.
Subsequent to December 31, 2025, AbbVie announced that it entered into a license agreement with RemeGen Co., Ltd. (RemeGen). Under the terms of the agreement, AbbVie will make an upfront payment of $650 million and receive an exclusive global license excluding China to develop, manufacture and commercialize RC148, a novel investigational Programmed Cell Death-1 (PD-1)/Vascular Endothelial Growth Factor (VEGF)-targeted bispecific antibody in development for the treatment of multiple advanced solid tumors. AbbVie could make additional payments of up to $5.0 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties. The transaction is expected to close in 2026, subject to regulatory approvals and other customary closing conditions.
Gilgamesh Pharmaceuticals, Inc.
In October 2025, AbbVie completed its previously announced acquisition of Gilgamesh Pharmaceuticals, Inc. (Gilgamesh), including its lead program bretisilocin (GM-2505). GM-2505, renamed ABBV-2505, is a short-acting serotonin (5-HT)2A receptor agonist and 5-HT releaser in development for the treatment of major depressive disorder. As part of the transaction, Gilgamesh spun off a new independent entity that will operate under the name Gilgamesh Pharma Inc. to retain its employees and other programs, including an existing option-to-license agreement with AbbVie which remains in effect. Under the terms of the agreement, AbbVie made an upfront cash payment of $906 million to acquire all outstanding equity of Gilgamesh and the transaction was accounted for as an asset acquisition as the lead program represented substantially all of the fair value of the gross assets acquired. The upfront cash payment was recorded in acquired IPR&D and milestones expense in the consolidated statement of earnings in the fourth quarter of 2025. AbbVie could make additional payments of up to $300 million upon achievement of development milestones.

67	| 2025 Form 10-K

Ichnos Glenmark Innovation, Inc.
In September 2025, AbbVie entered into a license agreement with Ichnos Glenmark Innovation, Inc. (IGI). Under the terms of the agreement, AbbVie received an exclusive license to develop, manufacture and commercialize ISB-2001 (ABBV-2001), a tri-specific T-cell engager in development for the treatment of multiple myeloma across North America, Europe, Japan and Greater China. The upfront payment of $700 million was recorded in acquired IPR&D and milestones expense in the consolidated statement of earnings in the third quarter of 2025. AbbVie could make additional payments of up to $1.2 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties.
Capstan Therapeutics, Inc.
In August 2025, AbbVie acquired Capstan Therapeutics, Inc. (Capstan), including its lead program CPTX2309 (ABBV-619), a potential first-in-class in vivo targeted lipid nanoparticle (tLNP) anti-CD19 CAR-T therapy candidate in development for the treatment of B cell-mediated autoimmune diseases. Under the terms of the agreement, AbbVie paid cash consideration of $2.1 billion ($1.9 billion, net of cash acquired) to acquire all outstanding equity of Capstan and the transaction was accounted for as an asset acquisition as the lead program represented substantially all of the fair value of the gross assets acquired. The cash consideration of $1.9 billion, net of cash acquired, was recognized in acquired IPR&D and milestones expense in the consolidated statement of earnings in the third quarter of 2025. In connection with the transaction, AbbVie also recorded $187 million of cash-settled, post-closing expense for Capstan employee incentive and compensation awards in the consolidated statement of earnings in the third quarter of 2025.
ADARx Pharmaceuticals, Inc.
In May 2025, AbbVie entered into a license option agreement with ADARx Pharmaceuticals, Inc. (ADARx). Under the terms of the agreement, AbbVie received exclusive options to global license rights to develop and commercialize ADARx’s small interfering RNA (siRNA) therapeutics across multiple disease areas, including neuroscience, immunology and oncology. Under the terms of the agreement, AbbVie made an upfront payment of $335 million which was recognized in acquired IPR&D and milestones expense in the consolidated statement of earnings in the second quarter of 2025. AbbVie could make additional payments of up to $385 million for option fees and option exercise payments, up to $7.5 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties.
Gubra A/S
In April 2025, AbbVie entered into a licensing agreement with Gubra A/S. Under the terms of the agreement, AbbVie received an exclusive global license to develop and commercialize GUB014295 (ABBV-295), a long-acting amylin analog in development for the treatment of obesity. Under the terms of the agreement, AbbVie made an upfront payment of $350 million which was recognized in acquired IPR&D and milestones expense in the consolidated statement of earnings in the second quarter of 2025. AbbVie could make additional payments of up to $1.9 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties.
Aliada Therapeutics Holdings, Inc.
In December 2024, AbbVie acquired Aliada Therapeutics Holdings, Inc. (Aliada) including its lead program ALIA-1758 (ABBV-1758) and accounted for the transaction as an asset acquisition as the lead program represented substantially all of the fair value of the gross assets acquired. ABBV-1758 is an anti-pyroglutamate amyloid beta (3pE-Aβ) antibody in development for the treatment of Alzheimer’s Disease. Under the terms of the agreement, AbbVie made an upfront cash payment of approximately $1.4 billion to acquire all outstanding equity of Aliada which was recorded in acquired IPR&D and milestones expense in the consolidated statement of earnings in the fourth quarter of 2024.
Celsius Therapeutics, Inc.
In June 2024, AbbVie acquired Celsius Therapeutics, Inc. (Celsius Therapeutics) including its lead pipeline asset CEL383 (ABBV-8736). Celsius Therapeutics is a clinical-stage biotechnology company focused on the discovery and development of precision medicine in inflammatory bowel disease. The transaction was accounted for as an asset acquisition as the lead pipeline asset represented substantially all of the fair value of the gross assets acquired. The upfront payment of $250 million was recorded in acquired IPR&D and milestones expense in the consolidated statement of earnings in the second quarter of 2024.
Other Arrangements
In addition to the significant arrangements described above, AbbVie entered into several other arrangements resulting in charges related to upfront payments of $602 million in 2025, $975 million in 2024 and $582 million in 2023. In connection

2025 Form 10-K |	68

with the other individually insignificant early-stage arrangements entered into in 2025, AbbVie could make additional payments of up to $6.9 billion upon the achievement of certain development, regulatory and commercial milestones.
Note 6 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting 2025, 2024 and 2023.
Collaboration with Janssen Biotech, Inc.
In December 2011, Pharmacyclics, a wholly-owned subsidiary of AbbVie, entered into a worldwide collaboration and license agreement with Janssen, one of the Janssen Pharmaceutical companies of Johnson & Johnson, for the joint development and commercialization of Imbruvica, a novel, orally active, selective covalent inhibitor of Bruton's tyrosine kinase and certain compounds structurally related to Imbruvica, for oncology and other indications, excluding all immune and inflammatory mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the United States and outside the United States.
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
The following table shows the profit and cost sharing relationship between Janssen and AbbVie:

years ended December 31 (in millions)	2025	2024	2023
United States - Janssen's share of profits (included in cost of products sold)	$954	$1,140	$1,245
International - AbbVie's share of profits (included in net revenues)	821	899	931
Global - AbbVie's share of other costs (included in respective line items)	101	162	228
AbbVie’s receivable from Janssen, included in accounts receivable, net, was $218 million at December 31, 2025 and $237 million at December 31, 2024. AbbVie’s payable to Janssen, included in accounts payable and accrued liabilities, was $189 million at December 31, 2025 and $282 million at December 31, 2024.
Collaboration with Genentech, Inc.
AbbVie and Genentech, a member of the Roche Group, are parties to a collaboration and license agreement executed in 2007 to jointly research, develop and commercialize human therapeutic products containing BCL-2 inhibitors and certain other compound inhibitors which included Venclexta, a BCL-2 inhibitor used to treat certain hematological malignancies. AbbVie shares equally with Genentech all pre-tax profits and losses from the development and commercialization of Venclexta in the United States. AbbVie pays royalties on Venclexta net revenues outside the United States.
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

69	| 2025 Form 10-K

The following table shows the profit and cost sharing relationship between Genentech and AbbVie:

years ended December 31 (in millions)	2025	2024	2023
Genentech's share of profits, including royalties (included in cost of products sold)	$1,064	$990	$869
AbbVie's share of sales and marketing costs from U.S. collaboration (included in SG&A)	28	29	41
AbbVie's share of development costs (included in R&D)	63	84	109
Note 7 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2023	$32,293
Additions(a)	2,951
Foreign currency translation adjustments and other	(288)
Balance as of December 31, 2024	34,956
Additions(b)	170
Foreign currency translation adjustments and other	514
Balance as of December 31, 2025	$35,640
(a)Goodwill additions related to the acquisitions of ImmunoGen and Cerevel Therapeutics (see Note 5).
(b)Goodwill additions related to the acquisition of Nimble (see Note 5).
The company performs its annual goodwill impairment assessment in the third quarter, or earlier if impairment indicators exist. As of December 31, 2025 and 2024, there were no accumulated goodwill impairment losses.

2025 Form 10-K |	70

Intangible Assets, Net
The following table summarizes intangible assets:

	2025			2024
as of December 31 (in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$81,239	$(34,849)	$46,390	$81,428	$(28,253)	$53,175
License agreements	8,353	(7,383)	970	8,315	(6,624)	1,691
Total definite-lived intangible assets	89,592	(42,232)	47,360	89,743	(34,877)	54,866
Indefinite-lived intangible assets	5,281	—	5,281	5,202	—	5,202
Total intangible assets, net	$94,873	$(42,232)	$52,641	$94,945	$(34,877)	$60,068
Definite-Lived Intangible Assets
In the third quarter of 2025, the company made a decision to discontinue development and commercialization of Resonic, a rapid acoustic pulse device for long-term improvement in the appearance of cellulite. The company also made a decision to reduce current sales and marketing investment related to Durysta, an on-market eye care product to treat elevated intraocular pressure in open-angle glaucoma and ocular hypertension. Each of these strategic decisions contributed to decreases in the estimated future cash flows for the respective products and represented triggering events that required an evaluation of the underlying definite-lived intangible assets for impairment. For Resonic, the evaluation resulted in a full impairment of both the gross and net carrying amount of $407 million. For Durysta, the company utilized a discounted cash flow analysis to estimate the fair value of $271 million, which was lower than the carrying value of $711 million and resulted in a partial impairment of both the gross and net carrying amount. Based on the revised cash flows, the company recorded pre-tax impairment charges of $847 million in cost of products sold in the consolidated statement of earnings for the third quarter of 2025.
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
In the third quarter of 2023, as part of the Inflation Reduction Act of 2022, the company’s oncology product Imbruvica sold in the U.S. was included on the list of products subject to government-set prices by CMS. The selection resulted in a significant decrease in the estimated future cash flows for the product and represented a triggering event which required the company to evaluate the underlying definite-lived intangible asset for impairment. The company utilized a discounted cash flow analysis to determine the fair value of $1.9 billion, which was lower than the carrying value of $4.0 billion and resulted in a partial impairment of both the gross and net carrying amount as of August 29, 2023. Based on the revised cash flows, the company recorded a pre-tax impairment charge of $2.1 billion to cost of products sold in the consolidated statement of earnings for the third quarter of 2023.
Fair value measurements for the above evaluations were based on Level 3 inputs including estimated net revenues, cost of products sold, R&D costs, selling and marketing costs and discount rate.

71	| 2025 Form 10-K

Definite-lived intangible assets are amortized over their estimated useful lives, which range between 1 to 19 years with an average of 12 years for developed product rights and 11 years for license agreements. Amortization expense was $7.4 billion in 2025, $7.6 billion in 2024 and $7.9 billion in 2023 and was included in cost of products sold in the consolidated statements of earnings. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2025 is as follows:

(in billions)	2026	2027	2028	2029	2030
Anticipated annual amortization expense	$6.7	$6.1	$6.2	$5.7	$4.5
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval.
The company performs its annual impairment assessment of indefinite-lived intangible assets in the third quarter, or earlier if impairment indicators exist.
During the fourth quarter of 2024, the company announced that its two Phase 2 EMPOWER trials investigating emraclidine as a once-daily, oral monotherapy treatment for adults with schizophrenia who are experiencing an acute exacerbation of psychotic symptoms, did not meet their primary endpoint of showing a statistically significant reduction (improvement) in the change from baseline in the Positive and Negative Syndrome Scale total score compared to the placebo group at week 6. The results of these trials represented a triggering event which required the company to evaluate the underlying indefinite-lived intangible asset for impairment which resulted in a significant decrease in the estimated future cash flows for the product. The company utilized a discounted cash flow analysis to determine the fair value of $2.4 billion, which was lower than the carrying value of $6.9 billion and resulted in a partial impairment of the intangible asset carrying amount as of November 11, 2024. The fair value measurement was based on Level 3 inputs including estimated net revenues, cost of products sold, R&D costs, selling and marketing costs and discount rates. Based on the revised cash flows, the company recorded a pre-tax impairment charge of $4.5 billion to research and development expense in the consolidated statement of earnings for the fourth quarter of 2024.
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
Note 8 Restructuring Plans

AbbVie continuously evaluates its operations to identify opportunities to optimize its manufacturing and R&D operations, commercial infrastructure and administrative costs and to respond to changes in its business environment. As a result, AbbVie management periodically approves individual restructuring plans to achieve these objectives. In 2025, 2024 and 2023, no such plans were individually significant. Restructuring charges recorded were $282 million in 2025, $189 million in 2024 and $132 million in 2023 and were primarily related to employee severance and contractual obligations. These charges were recorded in cost of products sold, R&D expense and SG&A expense in the consolidated statements of earnings based on the classification of the affected employees or the related operations.

2025 Form 10-K |	72

The following table summarizes the cash activity in the restructuring reserve for 2025, 2024 and 2023:

(in millions)
Accrued balance as of December 31, 2022	$176
Charges	107
Payments and other adjustments	(87)
Accrued balance as of December 31, 2023	196
Charges	168
Payments and other adjustments	(128)
Accrued balance as of December 31, 2024	236
Charges	166
Payments and other adjustments	(88)
Accrued balance as of December 31, 2025	$314
Allergan Integration Plan
Following the closing of the Allergan acquisition, AbbVie implemented an integration plan designed to reduce costs, integrate and optimize the combined organization and incurred total cumulative charges of $2.5 billion through 2023. These costs consisted of severance and employee benefit costs (cash severance, non-cash severance, including accelerated equity award compensation expense, retention and other termination benefits) and other integration expenses. The Allergan integration plan was substantially complete as of December 31, 2023 and the remaining accrual as of December 31, 2025 is insignificant.
The following table summarizes the charges associated with the Allergan acquisition integration plan:

year ended December 31 (in millions)	2023
Cost of products sold	$89
Research and development	7
Selling, general and administrative	192
Total charges	$288
Note 9 Leases

AbbVie's lease portfolio primarily consists of real estate properties, vehicles and equipment. The following table summarizes the amounts and location of operating and finance leases on the consolidated balance sheets:

as of December 31 (in millions)	Balance sheet caption	2025	2024
Assets
Operating	Other assets	$737	$723
Finance	Property and equipment, net	44	33
Total lease assets		$781	$756
Liabilities
Operating
Current	Accounts payable and accrued liabilities	$194	$178
Noncurrent	Other long-term liabilities	689	697
Finance
Current	Current portion of long-term debt and finance lease obligations	19	17
Noncurrent	Long-term debt and finance lease obligations	22	23
Total lease liabilities		$924	$915

73	| 2025 Form 10-K

The following table summarizes the lease costs recognized in the consolidated statements of earnings:

years ended December 31 (in millions)	2025	2024	2023
Operating lease cost	$213	$196	$189
Short-term lease cost	75	65	28
Variable lease cost	104	86	88
Total lease cost	$392	$347	$305
Sublease income and finance lease costs were insignificant in 2025, 2024 and 2023.
The following table presents the weighted-average remaining lease term and weighted-average discount rate for operating and finance leases:

years ended December 31	2025	2024	2023
Weighted-average remaining lease term (years)
Operating	6	7	7
Finance	4	5	3
Weighted-average discount rate
Operating	3.5%	3.3%	3.0%
Finance	4.3%	4.2%	3.6%
The following table presents supplementary cash flow information regarding the company's leases:

years ended December 31 (in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$230	$204	$214
Right-of-use assets obtained in exchange for new operating lease liabilities	212	159	173
Finance lease cash flows were insignificant in 2025, 2024 and 2023.
The following table summarizes the future maturities of AbbVie's operating and finance lease liabilities as of December 31, 2025:

(in millions)	Operating leases	Finance leases	Total(a)
2026	$224	$21	$245
2027	187	11	198
2028	157	7	164
2029	133	3	136
2030	100	—	100
Thereafter	184	2	186
Total lease payments	985	44	1,029
Less: Interest	102	3	105
Present value of lease liabilities	$883	$41	$924
(a)Lease payments recognized as part of lease liabilities for optional renewal periods are insignificant.

2025 Form 10-K |	74

Note 10 Debt, Credit Facilities and Commitments and Contingencies

The following table summarizes long-term debt:

as of December 31 (dollars in millions)	2025 Effective interest rate (a)	2025	2024 Effective interest rate (a)	2024
3.60-3.80% aggregate notes due 2025	2.09-3.66%	$—	2.09-3.66%	$6,771
2.95% senior notes due 2026	3.02%	4,000	3.02%	4,000
3.20% senior notes due 2026	3.28%	2,000	3.28%	2,000
4.549% term loan due 2027	4.61%	2,000	4.61%	2,000
0.75% senior euro notes due 2027 (€750 principal)	0.86%	880	0.86%	778
4.80% senior notes due 2027	4.93%	2,250	4.93%	2,250
4.25% senior notes due 2028	4.38%	1,750	4.38%	1,750
4.65% senior notes due 2028	4.78%	1,250	—	—
2.125% senior euro notes due 2028 (€750 principal)	2.18%	880	2.18%	778
2.625% senior euro notes due 2028 (€500 principal)	1.20%	586	1.20%	519
3.20% senior notes due 2029	3.25%	5,500	3.25%	5,500
2.125% senior euro notes due 2029 (€550 principal)	1.19%	645	1.19%	570
4.80% senior notes due 2029	4.91%	2,500	4.91%	2,500
4.875% senior notes due 2030	4.96%	1,000	—	—
1.25% senior euro notes due 2031 (€650 principal)	1.30%	761	1.30%	674
4.95% senior notes due 2031	5.02%	2,000	5.02%	2,000
5.05% senior notes due 2034	5.13%	3,000	5.13%	3,000
4.55% senior notes due 2035	3.52%	1,789	3.52%	1,789
4.50% senior notes due 2035	4.58%	2,500	4.58%	2,500
5.20% senior notes due 2035	5.26%	1,000	—	—
4.30% senior notes due 2036	4.37%	1,000	4.37%	1,000
4.05% senior notes due 2039	4.11%	4,000	4.11%	4,000
4.40% senior notes due 2042	4.46%	2,600	4.46%	2,600
4.625% senior notes due 2042	4.00%	457	4.00%	457
4.85% senior notes due 2044	4.11%	1,074	4.11%	1,074
5.35% senior notes due 2044	5.39%	750	5.39%	750
4.70% senior notes due 2045	4.73%	2,700	4.73%	2,700
4.75% senior notes due 2045	4.20%	881	4.20%	881
4.45% senior notes due 2046	4.50%	2,000	4.50%	2,000
4.875% senior notes due 2048	4.94%	1,750	4.94%	1,750
4.25% senior notes due 2049	4.29%	5,750	4.29%	5,750
5.40% senior notes due 2054	5.44%	3,000	5.44%	3,000
5.60% senior notes due 2055	5.64%	750	—	—
5.50% senior notes due 2064	5.53%	1,500	5.53%	1,500
Fair value hedges		(47)		(224)
Unamortized bond discounts		(122)		(130)
Unamortized deferred financing costs		(259)		(266)
Unamortized bond premiums		503		555
Financing liability		378		328
Other		41		40
Total long-term debt and finance lease obligations		64,997		67,144
Current portion		6,056		6,804
Noncurrent portion		$58,941		$60,340
(a)Excludes the effect of any related interest rate swaps.

75	| 2025 Form 10-K

Senior notes are redeemable prior to maturity at a redemption price equal to the principal amount plus a make-whole premium and AbbVie may redeem these debt securities at par generally between one and six months prior to maturity. At December 31, 2025, the company was in compliance with its senior note covenants and term loan covenants.
Maturities of Long-Term Debt

as of and for the years ending December 31 (in millions)
2026	$6,000
2027	5,130
2028	4,466
2029	8,645
2030	1,000
Thereafter	39,262
Total long-term debt	64,503
Fair value hedges, unamortized bond premiums/discounts, deferred financing costs, finance lease obligations and financing liability	494
Total long-term debt and finance lease obligations	$64,997
Issuance and Repayment of Long-Term Debt
In 2025, the company issued $4.0 billion aggregate principal amount of unsecured senior notes. The notes are unsecured, unsubordinated obligations of AbbVie and will rank equally in right of payment with all of AbbVie’s existing and future unsecured, unsubordinated indebtedness, liabilities and other obligations. AbbVie may redeem the fixed-rate senior notes prior to maturity at a redemption price equal to the greater of the principal amount or the sum of present values of the remaining scheduled payments of principal and interest plus a make-whole premium. AbbVie may also redeem the fixed-rate senior notes at par between one and six months prior to maturity. The company also repaid $3.0 billion aggregate principal amount of 3.80% senior notes and $3.8 billion aggregate principal amount of 3.60% senior notes at maturity.
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

2025 Form 10-K |	76

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
The company also assumed funding agreements entered into by Cerevel Therapeutics prior to the acquisition. Under the agreements, Cerevel Therapeutics received funding to support development of tavapadon and agreed to repay regulatory milestones, sales milestones and royalties contingent upon approval of tavapadon by the U.S. FDA. In addition, upon acquisition the company has the option to satisfy payment obligations early by making a payment equal to the amount of funding provided to Cerevel Therapeutics plus a variable premium. In all circumstances, total repayments under the funding agreements will not exceed $531 million in aggregate. The funding agreements were accounted for as financing arrangements and the fair value of the related financing liability was $246 million as of the acquisition date. In conjunction with the funding agreements, AbbVie also assumed security agreements entered into by Cerevel Therapeutics prior to the acquisition pursuant to which Cerevel Therapeutics granted the funding investors a security interest in the assets material to the development and commercialization of tavapadon in the United States.
Short-Term Borrowings
Short-term borrowings included commercial paper borrowings of $499 million as of December 31, 2025. There were no commercial paper borrowings outstanding as of December 31, 2024. The weighted average interest rate on commercial paper borrowings was 4.46% for the twelve months ended December 31, 2025 and 4.91% for the twelve months ended December 31, 2024.
In April 2025, the company entered into a $4.0 billion 364-day term loan credit agreement. In May 2025, the company borrowed $2.0 billion under this term loan credit agreement which was outstanding and included in short-term borrowings on the consolidated balance sheet as of December 31, 2025. Borrowings under the term loan bear interest at adjusted SOFR +0.7%. The term loan may be prepaid without penalty upon prior notice and contains covenants, all of which the company was in compliance with as of December 31, 2025.
In January 2025, AbbVie entered into a new $3.0 billion five-year revolving credit facility that matures in January 2030 which is in addition to the existing $5.0 billion five-year revolving credit facility that matures in March 2028. The revolving credit facilities are available to support AbbVie's commercial paper program and enable the company to borrow funds to meet the liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At December 31, 2025, the company was in compliance with all covenants, and commitment fees under the revolving credit facilities were insignificant. No amounts were outstanding under the company's revolving credit facilities as of December 31, 2025 and December 31, 2024.
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

77	| 2025 Form 10-K

exposure to changes in interest rates for investment securities, and none of the company's outstanding derivative instruments contain credit risk related contingent features; collateral is generally not required.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $2.5 billion at December 31, 2025 and $1.9 billion at December 31, 2024, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 24 months. Accumulated gains and losses as of December 31, 2025 are reclassified from AOCI and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated debt, trade payables, receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are recognized in net foreign exchange loss in the consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $9.2 billion at December 31, 2025 and $5.9 billion at December 31, 2024.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €3.1 billion at December 31, 2025 and December 31, 2024. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €6.5 billion, SEK1.4 billion, CAD500 million and CHF80 million at December 31, 2025 and €6.2 billion, SEK1.4 billion, CAD500 million and CHF50 million at December 31, 2024. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $1.8 billion at December 31, 2025 and $3.5 billion at December 31, 2024. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie's derivative instruments on the consolidated balance sheets:

	Fair value - Derivatives in asset position			Fair value - Derivatives in liability position
as of December 31 (in millions)	Balance sheet caption	2025	2024	Balance sheet caption	2025	2024
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$35	$119	Accounts payable and accrued liabilities	$51	$5
Designated as cash flow hedges	Other assets	1	—	Other long-term liabilities	—	—
Designated as net investment hedges	Prepaid expenses and other	—	4	Accounts payable and accrued liabilities	220	—
Designated as net investment hedges	Other assets	—	148	Other long-term liabilities	228	—
Not designated as hedges	Prepaid expenses and other	25	42	Accounts payable and accrued liabilities	20	30
Interest rate swap contracts
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	21	—
Designated as fair value hedges	Other assets	30	—	Other long-term liabilities	—	231
Total derivatives		$91	$313		$540	$266
While certain derivatives are subject to netting arrangements with the company's counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheets.

2025 Form 10-K |	78

The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

years ended in December 31 (in millions)	2025	2024	2023
Foreign currency forward exchange contracts
Designated as cash flow hedges	$(81)	$192	$(2)
Designated as net investment hedges	(674)	435	(144)
Other	—	—	(6)
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax losses of $19 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $21 million into interest expense, net for other cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax losses of $418 million in 2025, pre-tax gains of $305 million in 2024 and pre-tax losses of $252 million in 2023.
The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 13 for the amount of net gains (losses) reclassified out of AOCI.

years ended December 31 (in millions)	Statement of earnings caption	2025	2024	2023
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$66	$73	$77
Designated as net investment hedges	Interest expense, net	145	123	112
Not designated as hedges	Net foreign exchange loss	(31)	6	33
Interest rate swap contracts
Designated as fair value hedges	Interest expense, net	134	62	98
Debt designated as hedged item in fair value hedges	Interest expense, net	(134)	(62)	(98)
Other	Interest expense, net	21	23	18
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

79	| 2025 Form 10-K

The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2025 and December 31, 2024:

	December 31, 2025				December 31, 2024
		Basis of fair value measurement				Basis of fair value measurement
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents	$5,229	$4,868	$361	$—	$5,524	$5,179	$345	$—
Money market funds and time deposits	10	—	10	—	10	—	10	—
Debt securities	24	—	24	—	33	—	33	—
Equity securities	103	62	41	—	98	70	28	—
Interest rate swap contracts	30	—	30	—	—	—	—	—
Foreign currency contracts	61	—	61	—	313	—	313	—
Total assets	$5,457	$4,930	$527	$—	$5,978	$5,249	$729	$—
Liabilities
Interest rate swap contracts	$21	$—	$21	$—	$231	$—	$231	$—
Foreign currency contracts	519	—	519	—	35	—	35	—
Financing liability	378	—	—	378	328	—	—	328
Contingent consideration	25,374	—	—	25,374	21,666	—	—	21,666
Total liabilities	$26,292	$—	$540	$25,752	$22,260	$—	$266	$21,994
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
The financing liability is related to financing arrangements which the company elected to account for in accordance with the fair value option, as permitted under ASC 825 Financial Instruments. The fair value measurement of the financing liability was determined based on significant unobservable inputs. Potential payments are estimated by applying a probability-weighted expected payment model, which are then discounted to present value. Changes to the fair value of the financing liability can result from changes to one or a number of inputs, including discount rates, estimated probabilities and timing of achieving milestones and estimated amounts of future sales. The change in fair value recognized in net earnings is recorded in other expense, net in the consolidated statements of earnings and included a charge of $50 million in 2025 and $82 million in 2024. The change in fair value attributable to instrument-specific credit risk is recognized in other comprehensive income (loss) and were insignificant in 2025 and 2024.
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

2025 Form 10-K |	80

The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	2025		2024
years ended December 31 (in millions)	Range	Weighted Average(a)	Range	Weighted Average(a)
Discount rate	3.7% - 4.8%	4.0%	4.6% - 5.2%	4.8%
Probability of payment for royalties by indication	100%	100%	100%	100%
Projected year of payments	2026 - 2037	2030	2025 - 2034	2029
(a)Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

years ended December 31 (in millions)	2025	2024	2023
Beginning balance	$21,666	$19,890	$16,384
Additions(a)	78	—	—
Change in fair value recognized in net earnings	6,495	3,771	5,128
Payments	(2,865)	(1,995)	(1,622)
Ending balance	$25,374	$21,666	$19,890
(a)Additions during the year ended December 31, 2025, represent contingent consideration liabilities related to the Nimble acquisition.
The change in fair value recognized in net earnings is recorded in other expense, net in the consolidated statements of earnings and included charges of $6.5 billion in 2025, $3.8 billion in 2024 and $5.1 billion in 2023. In 2025, the change in fair value reflected higher estimated Skyrizi sales, the passage of time, lower discount rates and a longer estimated royalty period. In 2024, the change in fair value reflected higher estimated Skyrizi sales and the passage of time, partially offset by higher discount rates. In 2023, the change in fair value reflected higher estimated Skyrizi sales, the passage of time and lower discount rates.
Contingent consideration payments of amounts up to the initial acquisition date fair value are classified as cash outflows from financing activities and payments of amounts in excess of the initial acquisition date fair value are classified as cash outflows from operating activities in the consolidated statements of cash flows.

81	| 2025 Form 10-K

Certain financial instruments are carried at historical cost or some basis other than fair value. The book value, fair value and bases used to measure the fair value of certain financial instruments as of December 31, 2025 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Fair value	Level 1	Level 2	Level 3
Liabilities
Short-term borrowings	$2,499	$2,497	$—	$2,497	$—
Current portion of long-term debt and finance lease obligations (a)	6,016	5,985	5,965	20	—
Long-term debt and finance lease obligations (a)	58,650	55,822	53,381	2,441	—
Total liabilities	$67,165	$64,304	$59,346	$4,958	$—
(a)Excludes the effects of fair value hedges and financing liability.
The book value, fair value and bases used to measure the fair value of certain financial instruments as of December 31, 2024 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Fair value	Level 1	Level 2	Level 3
Liabilities
Current portion of long-term debt and finance lease obligations (a)	$6,797	$6,767	$6,620	$147	$—
Long-term debt and finance lease obligations (a)	60,243	55,836	53,441	2,395	—
Total liabilities	$67,040	$62,603	$60,061	$2,542	$—
(a)Excludes the effects of fair value hedges and financing liability.
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $159 million as of December 31, 2025 and $169 million as of December 31, 2024. No significant cumulative upward or downward adjustments have been recorded for these investments as of December 31, 2025.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 84% as of December 31, 2025 and 81% as of December 31, 2024, and substantially all of AbbVie's pharmaceutical product net revenues in the United States were to these three wholesalers.

2025 Form 10-K |	82

Note 12 Post-Employment Benefits

AbbVie sponsors various pension and other post-employment benefit plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. In addition, AbbVie provides medical benefits, primarily to eligible retirees in the United States and Puerto Rico, through other post-retirement benefit plans. Net obligations for these plans have been recognized on the consolidated balance sheets as of December 31, 2025 and 2024.
The following table summarizes benefit plan information for the global AbbVie-sponsored defined benefit and other post-employment plans:

	Defined benefit plans		Other post-employment plans
as of and for the years ended December 31 (in millions)	2025	2024	2025	2024
Projected benefit obligations
Beginning of period	$8,964	$9,544	$786	$796
Service cost	264	286	40	43
Interest cost	484	451	44	41
Actuarial (gain) loss	124	(855)	(12)	(62)
Benefits paid	(371)	(347)	(37)	(31)
Other, primarily foreign currency translation adjustments	193	(115)	1	(1)
End of period	9,658	8,964	822	786
Fair value of plan assets
Beginning of period	10,551	9,839	—	—
Actual return on plan assets	1,434	865	—	—
Company contributions	348	326	37	31
Benefits paid	(371)	(347)	(37)	(31)
Other, primarily foreign currency translation adjustments	242	(132)	—	—
End of period	12,204	10,551	—	—
Funded status, end of period	$2,546	$1,587	$(822)	$(786)

Amounts recognized on the consolidated balance sheets
Other assets	$3,196	$2,097	$—	$—
Accounts payable and accrued liabilities	(23)	(20)	(39)	(42)
Other long-term liabilities	(627)	(490)	(783)	(744)
Net asset (obligation)	$2,546	$1,587	$(822)	$(786)
Actuarial loss, net	$770	$1,303	$181	$203
Prior service cost (credit)	1	1	(225)	(261)
Accumulated other comprehensive loss (income)	$771	$1,304	$(44)	$(58)
Related to international defined benefit plans the projected benefit obligations in the table above included $2.3 billion at December 31, 2025 and $2.2 billion at December 31, 2024.
For plans reflected in the table above, the accumulated benefit obligations were $8.7 billion at December 31, 2025 and $8.1 billion at December 31, 2024.
The 2025 actuarial loss of $124 million for qualified pension plans was primarily driven by experience losses, partially offset by higher discount rates. The 2024 actuarial gain of $855 million for qualified pension plans was primarily driven by higher discount rates.

83	| 2025 Form 10-K

Information For Pension Plans With An Accumulated Benefit Obligation In Excess Of Plan Assets

as of December 31 (in millions)	2025	2024
Accumulated benefit obligation	$647	$527
Fair value of plan assets	99	94
Information For Pension Plans With A Projected Benefit Obligation In Excess Of Plan Assets

as of December 31 (in millions)	2025	2024
Projected benefit obligation	$749	$775
Fair value of plan assets	99	265
Amounts Recognized in Other Comprehensive Income (Loss)
The following table summarizes the pre-tax losses (gains) included in other comprehensive income (loss):

years ended December 31 (in millions)	2025	2024	2023
Defined benefit plans
Actuarial gain	$(478)	$(935)	$(16)
Amortization of prior service cost	—	—	(1)
Amortization of actuarial loss	(31)	(52)	(16)
Foreign exchange gain and other	(24)	—	(44)
Total gain	$(533)	$(987)	$(77)
Other post-employment plans
Actuarial loss (gain)	$(12)	$(62)	$89
Amortization of prior service credit	36	36	36
Amortization of actuarial loss	(10)	(17)	(12)
Total loss (gain)	$14	$(43)	$113
Net Periodic Benefit Cost

years ended December 31 (in millions)	2025	2024	2023
Defined benefit plans
Service cost	$264	$286	$270
Interest cost	484	451	432
Expected return on plan assets	(832)	(785)	(723)
Amortization of prior service cost	—	—	1
Amortization of actuarial loss	31	52	16
Net periodic benefit cost (credit)	$(53)	$4	$(4)
Other post-employment plans
Service cost	$40	$43	$37
Interest cost	44	41	37
Amortization of prior service credit	(36)	(36)	(36)
Amortization of actuarial loss	10	17	12
Net periodic benefit cost	$58	$65	$50
The components of net periodic benefit cost other than service cost are included in other expense, net in the consolidated statements of earnings.

2025 Form 10-K |	84

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

as of December 31	2025	2024
Defined benefit plans
Discount rate	5.5%	5.4%
Rate of compensation increases	4.1%	4.4%
Cash balance interest crediting rate	5.0%	4.0%
Other post-employment plans
Discount rate	5.6%	5.7%
The assumptions used in calculating the December 31, 2025 measurement date benefit obligations will be used in the calculation of net periodic benefit cost in 2026.
Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

years ended December 31	2025	2024	2023
Defined benefit plans
Discount rate for determining service cost	5.4%	4.8%	5.0%
Discount rate for determining interest cost	5.2%	4.8%	4.9%
Expected long-term rate of return on plan assets	7.6%	7.5%	7.3%
Expected rate of change in compensation	4.1%	4.4%	4.8%
Cash balance interest crediting rate	4.0%	4.4%	2.7%
Other post-employment plans
Discount rate for determining service cost	5.9%	5.2%	5.3%
Discount rate for determining interest cost	5.5%	4.9%	5.1%
For the December 31, 2025 post-retirement health care obligations remeasurement, the company assumed a 6.6% pre-65 (2.2% post-65) annual rate of increase in the per capita cost of covered health care benefits. The pre-65 rate was assumed to decrease gradually to 4.5% (1.6% post-65) in 2035 and remain at that level thereafter. For purposes of measuring the 2025 post-retirement health care costs, the company assumed a 6.6% pre-65 (2.0% post-65) annual rate of increase in the per capita cost of covered health care benefits. The pre-65 rate was assumed to decrease gradually to 4.5% (1.8% post-65) for 2033 and remain at that level thereafter.

85	| 2025 Form 10-K

Defined Benefit Pension Plan Assets

	December 31, 2025				December 31, 2024
		Basis of fair value measurement				Basis of fair value measurement
as of December 31 (in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equities
U.S. large cap(a)	$1,376	$1,376	$—	$—	$1,131	$1,131	$—	$—
U.S. mid cap(b)	130	130	—	—	176	176	—	—
International(c)	573	573	—	—	408	408	—	—
Fixed income securities
U.S. government(d)	405	6	399	—	414	18	396	—
Corporate debt(d)	668	84	584	—	609	29	580	—
Non-U.S. government(d)	447	146	301	—	346	183	163	—
Other(d)	56	51	5	—	20	15	5	—
Absolute return funds(e)	152	20	132	—	176	82	94	—
Other(f)	468	467	1	—	351	350	1	—
Total	$4,275	$2,853	$1,422	$—	$3,631	$2,392	$1,239	$—
Total assets measured at NAV	7,929				6,920
Fair value of plan assets	$12,204				$10,551
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
(f)Investments in cash and equivalents.
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
The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities and lower return, less volatile fixed income securities. Investment allocations are established for each plan and are generally made across a range of markets, industry sectors, capitalization sizes and in the case of fixed income securities, maturities and credit quality. The 2025 target investment allocation for the AbbVie Pension Plan was 62.5% in equity securities, 22.5% in fixed income securities and 15% in asset allocation strategies and other holdings. There are no known significant concentrations of risk in the plan assets of the AbbVie Pension Plan or of any other plans.
The expected return on plan assets assumption for each plan is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

2025 Form 10-K |	86

Expected Benefit Payments
The following table summarizes total benefit payments expected to be paid to plan participants including payments funded from both plan and company assets:

years ending December 31 (in millions)	Defined benefit plans	Other post-employment plans
2026	$396	$39
2027	422	43
2028	449	47
2029	482	51
2030	517	55
2031 to 2035	3,054	342
Defined Contribution Plan
AbbVie maintains defined contribution savings plans for the benefit of its eligible employees. The expense recognized for these plans was $504 million in 2025, $425 million in 2024 and $398 million in 2023. AbbVie provides certain other post-employment benefits, primarily salary continuation arrangements, to qualifying employees and accrues for the related cost over the service lives of the employees.
Note 13 Equity

Stock-Based Compensation
In 2021, stockholders of the company approved the AbbVie Amended and Restated 2013 Incentive Stock Program (Amended Plan), which amends and restates the AbbVie 2013 Incentive Stock Program (2013 ISP). AbbVie grants stock-based awards to eligible employees pursuant to the Amended Plan, which provides for several different forms of benefits, including non-qualified stock options, RSUs and various performance-based awards. Under the Amended Plan, a total of 144 million shares of AbbVie common stock have been reserved for issuance as awards to AbbVie employees.
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
Stock-based compensation expense is principally related to awards issued pursuant to the 2013 ISP and the Amended Plan and is summarized as follows:

years ended December 31 (in millions)	2025	2024	2023
Cost of products sold	$52	$55	$46
Research and development	386	341	278
Selling, general and administrative	517	515	423
Pre-tax compensation expense	955	911	747
Tax benefit	(170)	(159)	(136)
After-tax compensation expense	$785	$752	$611
Realized excess tax benefits associated with stock-based compensation totaled $58 million in 2025, $84 million in 2024 and $90 million in 2023.

87	| 2025 Form 10-K

In addition to stock-based compensation expense included in the table above, in connection with the 2025 acquisition of Capstan and the 2024 acquisitions of ImmunoGen and Cerevel Therapeutics, AbbVie incurred cash-settled, post-closing expense for employee incentive awards, which is summarized in the table below:

years ended December 31 (in millions)	2025	2024
Cost of products sold	$—	$36
Research and development	28	184
Selling, general and administrative	67	290
Total post-closing cash settled expense	$95	$510
Stock Options
Stock options awarded to employees typically have a contractual term of 10 years and generally vest in one-third increments over a 3-year period. The exercise price is equal to at least 100% of the market value on the date of grant. The fair value is determined using the Black-Scholes model. The weighted-average grant-date fair values of stock options granted were $38.39 in 2025, $31.53 in 2024 and $29.89 in 2023.
The following table summarizes AbbVie stock option activity in 2025:

(options in thousands, aggregate intrinsic value in millions)	Options	Weighted- average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	5,613	$117.48	5.6	$338
Granted	561	192.86
Exercised	(1,684)	102.87
Lapsed and forfeited	(119)	128.13
Outstanding at December 31, 2025	4,371	$132.49	5.9	$420
Exercisable at December 31, 2025	3,175	$114.97	4.9	$360
The total intrinsic value of options exercised was $177 million in 2025, $202 million in 2024 and $189 million in 2023. The total fair value of options vested during 2025 was $19 million. As of December 31, 2025, $7 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
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

2025 Form 10-K |	88

The following table summarizes AbbVie RSU and performance share activity for 2025:

(share units in thousands)	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2024	10,387	$159.52
Granted	4,885	191.21
Vested	(5,244)	154.24
Forfeited	(460)	176.81
Outstanding at December 31, 2025	9,568	$177.76
The fair market value of RSUs and performance shares (as applicable) vested was $1.0 billion in 2025, $1.1 billion in 2024 and $1.0 billion in 2023.
In connection with the ImmunoGen and Cerevel Therapeutics acquisitions, AbbVie issued 0.6 million RSUs to holders of ImmunoGen and Cerevel Therapeutics equity awards based on a conversion factor described in each of the transaction agreements. See Note 5 for additional information regarding the ImmunoGen and Cerevel Therapeutics acquisitions.
As of December 31, 2025, $615 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
Cash dividends declared per common share totaled $6.65 in 2025, $6.29 in 2024 and $5.99 in 2023. The following table summarizes quarterly cash dividends declared during 2025, 2024 and 2023:

2025			2024			2023
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/31/25	02/17/26	$1.73	10/30/24	02/14/25	$1.64	10/26/23	02/15/24	$1.55
09/05/25	11/14/25	$1.64	09/06/24	11/15/24	$1.55	09/08/23	11/15/23	$1.48
06/20/25	08/15/25	$1.64	06/21/24	08/15/24	$1.55	06/22/23	08/15/23	$1.48
02/13/25	05/15/25	$1.64	02/15/24	05/15/24	$1.55	02/16/23	05/15/23	$1.48
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
AbbVie repurchased 3 million shares for $606 million in 2025, 7 million shares for $1.3 billion in 2024 and 10 million shares for $1.6 billion in 2023. AbbVie's remaining stock repurchase authorization was $2.9 billion as of December 31, 2025. On February 16, 2023, AbbVie's board of directors authorized a $5.0 billion increase to the existing stock repurchase authorization.

89	| 2025 Form 10-K

Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2025, 2024 and 2023:

(in millions) (brackets denote losses)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2022	$(1,513)	$464	$(1,458)	$308	$(2,199)
Other comprehensive income (loss) before reclassifications	407	(311)	(23)	(10)	63
Net gains reclassified from accumulated other comprehensive loss	—	(88)	(7)	(74)	(169)
Net current-period other comprehensive income (loss)	407	(399)	(30)	(84)	(106)
Balance as of December 31, 2023	(1,106)	65	(1,488)	224	(2,305)
Other comprehensive income (loss) before reclassifications	(1,008)	580	799	155	526
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(96)	25	(75)	(146)
Net current-period other comprehensive income (loss)	(1,008)	484	824	80	380
Balance as of December 31, 2024	(2,114)	549	(664)	304	(1,925)
Other comprehensive income (loss) before reclassifications	1,481	(857)	419	(83)	960
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(114)	2	(67)	(179)
Net current-period other comprehensive income (loss)	1,481	(971)	421	(150)	781
Balance as of December 31, 2025	$(633)	$(422)	$(243)	$154	$(1,144)
Other comprehensive income (loss) for 2025 included pension and post-employment benefit plan gains of $421 million primarily due to gains on plan assets and higher discount rates partially offset by experience losses. Other comprehensive income (loss) also included foreign currency translation adjustments totaling gains of $1.5 billion principally due to the impact of the strengthening of the Euro on the translation of the company's Euro-denominated assets and the offsetting impact of net investment hedging activities totaling losses of $971 million. Other comprehensive income (loss) for 2024 included pension and post-employment benefit plan gains of $824 million primarily due to actuarial gains driven by higher discount rates. Other comprehensive income (loss) for 2024 also included foreign currency translation adjustments totaling losses of $1.0 billion principally due to the impact of the weakening of the Euro on the translation of the company's Euro-denominated assets and the offsetting impact of net investment hedging activities totaling gains of $484 million. Other comprehensive income (loss) for 2023 included foreign currency translation adjustments totaling gains of $407 million principally due to the impact of the strengthening of the Euro on the translation of the company's Euro-denominated assets and the offsetting impact of net investment hedging activities totaling losses of $399 million.

2025 Form 10-K |	90

The table below presents the impact on AbbVie's consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

years ended December 31 (in millions) (brackets denote gains)	2025	2024	2023
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(145)	$(123)	$(112)
Tax expense	31	27	24
Total reclassifications, net of tax	$(114)	$(96)	$(88)
Pension and post-employment benefits
Amortization of actuarial losses (gains) and other(b)	$5	$33	$(7)
Tax benefit	(3)	(8)	—
Total reclassifications, net of tax	$2	$25	$(7)
Cash flow hedging activities
Gains on foreign currency forward exchange contracts(c)	$(66)	$(73)	$(77)
Other(d)	(21)	(23)	(18)
Tax expense	20	21	21
Total reclassifications, net of tax	$(67)	$(75)	$(74)
(a)Amounts are included in interest expense, net (see Note 11).
(b)Amounts are included in the computation of net periodic benefit cost (see Note 12).
(c)Amounts are included in cost of products sold (see Note 11).
(d)Amounts are included in net foreign exchange loss and interest expense, net (see Note 11).
Other
In addition to common stock, AbbVie's authorized capital includes 200 million shares of preferred stock, par value $0.01. As of December 31, 2025, no shares of preferred stock were issued or outstanding.
Note 14 Income Taxes

Earnings Before Income Tax Expense

years ended December 31 (in millions)	2025	2024	2023
Domestic	$(3,540)	$(7,743)	$(3,475)
Foreign	10,137	11,459	9,725
Total earnings before income tax expense	$6,597	$3,716	$6,250
Income Tax Expense

years ended December 31 (in millions)	2025	2024	2023
Current
Domestic	$1,230	$(331)	$3,272
Foreign	1,626	1,210	994
Total current taxes	$2,856	$879	$4,266
Deferred
Domestic	$(61)	$(1,303)	$(2,324)
Foreign	(431)	(146)	(565)
Total deferred taxes	$(492)	$(1,449)	$(2,889)
Total income tax expense (benefit)	$2,364	$(570)	$1,377

91	| 2025 Form 10-K

Effective Tax Rate Reconciliation
ASU 2023-09 was adopted on a prospective basis for the year ended December 31, 2025, accordingly the following table has been included which reconciles the U.S. federal statutory tax rate and expense to the effective tax rate:

year ended December 31 (dollars in millions, except for percentages)	2025
Statutory tax rate	$1,385	21.0%
Foreign tax effects
Puerto Rico
Tax rate differential	1,426	21.6
Impact from industrial development income	(2,989)	(45.3)
Other	(23)	(0.3)
Bermuda
Tax rate differential	104	1.6
Valuation allowances	286	4.3
Other	(14)	(0.2)
Ireland
Tax rate differential	(115)	(1.7)
Net operating loss utilization	101	1.5
Other	(7)	(0.1)
Malta
Tax rate differential	(118)	(1.8)
Deduction on equity	(128)	(1.9)
Non-deductible items	241	3.7
Other	35	0.5
All other, net	94	1.4
Effect of cross-border tax laws
Global intangible low-taxed income, net of foreign tax credit (FTC)	1,114	16.9
U.S. tax impact of branch accounting, net of FTC	(149)	(2.3)
Other	99	1.5
Tax credits	(142)	(2.2)
Unrecognized tax benefits	654	9.9
Change in valuation allowances	(94)	(1.4)
Non-taxable and non-deductible acquisition costs	649	9.8
All other, net	(45)	(0.7)
Effective tax rate	$2,364	35.8%

2025 Form 10-K |	92

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

years ended December 31	2024	2023
Statutory tax rate	21.0%	21.0%
Effect of foreign operations	7.6	8.0
U.S. tax credits	(5.4)	(3.1)
Stock-based compensation	(1.2)	(1.0)
Non-deductible expenses	1.1	0.7
Tax law changes and related structuring	(0.3)	(3.8)
Tax audits, settlements and reserves	(51.4)	(1.1)
Acquisition costs	13.4	0.2
All other, net	(0.1)	1.1
Effective tax rate	(15.3)%	22.0%
The effective income tax rate fluctuates year to year due to the allocation of the company’s taxable earnings among jurisdictions, as well as certain discrete factors and events in each year, including changes in tax law and business development activities. The effective income tax rates in 2025, 2024 and 2023 differed from the statutory tax rate principally due to the impact of foreign operations with lower income tax rates in locations outside the United States, the U.S. global minimum tax, changes in fair value of contingent consideration, tax audits and settlements, tax credits and incentives in the United States, Puerto Rico and other foreign tax jurisdictions, and business development activities. The effective income tax rate in 2025 was higher than 2024 primarily due to a one-time tax benefit associated with the closing of a three-year U.S. IRS examination in 2024, partially offset by decreases in unrecognized tax benefits, a decrease in the impact of acquisition costs related to certain business development activities and a decrease related to the impact of changes in fair value of contingent consideration. The effective income tax rate in 2024 was lower than 2023 due to the closing of the U.S. IRS examination, partially offset by increases in unrecognized tax benefits pertaining to prior years.
The Tax Cuts and Jobs Act (2017 Act) was signed into law in December 2017, resulting in significant changes to the U.S. corporate tax system, including a one-time transition tax on a mandatory deemed repatriation of earnings of certain foreign subsidiaries that were previously untaxed. The 2017 Act also created a U.S. global minimum tax on certain foreign sourced earnings. The company’s accounting policy for the minimum tax on foreign sourced earnings is to report the tax effects on the basis that the minimum tax will be recognized in tax expense in the year it is incurred as a period expense.
On July 4, 2025, the United States government signed into law the One Big Beautiful Bill Act of 2025 (2025 Act). Included within the 2025 Act are provisions that permanently extend certain expiring provisions of the 2017 Act, modify the international tax framework to reduce the tax rate on certain foreign earned income, restore the tax treatment of expensing for domestic research and development costs and bonus depreciation, and allow for full expensing of qualified production property. In addition, the legislation contains multiple effective dates and transition elections, with certain provisions effective in 2025 and others implemented through 2027. The new legislation had a favorable impact on cash tax payments in the current year.

93	| 2025 Form 10-K

Income Taxes Paid
ASU 2023-09 was adopted on a prospective basis for the year ended December 31, 2025, accordingly the following table has been included which discloses the amount of income taxes paid (net of refunds) disaggregated by jurisdiction:

year ended December 31 (in millions)	2025
Domestic	$2,185
Foreign
Ireland	431
Puerto Rico	297
Other	713
Total foreign	1,441
Income taxes paid	$3,626
As previously disclosed and prior to the adoption of ASU 2023-09, income taxes paid totaled $4.1 billion and $4.7 billion for the years ended December 31, 2024 and 2023.
Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2025	2024
Deferred tax assets
Compensation and employee benefits	$74	$215
Accruals and reserves	1,133	1,253
Chargebacks and rebates	1,482	1,354
Net operating losses and other carryforwards	16,022	15,815
Other	2,504	2,222
Total deferred tax assets	21,215	20,859
Valuation allowances	(15,018)	(14,823)
Total net deferred tax assets	6,197	6,036
Deferred tax liabilities
Excess of book basis over tax basis of intangible assets	(1,530)	(1,969)
Excess of book basis over tax basis in investments	(322)	(302)
Other	(630)	(718)
Total deferred tax liabilities	(2,482)	(2,989)
Net deferred tax assets	$3,715	$3,047
The increase in deferred tax assets is primarily due to losses in other comprehensive income related to net investment hedges. The decrease in deferred tax liabilities is due to the amortization and impairment of intangible assets.
The company had valuation allowances of $15.0 billion as of December 31, 2025 and $14.8 billion as of December 31, 2024. These were principally related to foreign and state net operating losses and other credit carryforwards that are not expected to be realized.
As of December 31, 2025, the company had U.S. federal, state and foreign credit carryforwards of $614 million as well as U.S. federal, state and foreign net operating loss carryforwards of $38.4 billion, which will expire at various times through 2045. The company also had foreign loss carryforwards of $35.1 billion that have no expiration.
Unremitted foreign earnings subject to the 2017 Act’s transition tax are not considered indefinitely reinvested. Post-2017 earnings subject to the U.S. minimum tax on foreign sourced earnings or eligible for the 100% foreign dividends received deduction are also not considered indefinitely reinvested earnings. However, the company generally considers instances of outside basis differences in foreign subsidiaries that would incur additional U.S. tax upon reversal (e.g., capital gain distributions) to be permanent in duration. The unrecognized tax liability is not practicable to determine.

2025 Form 10-K |	94

Unrecognized Tax Benefits

years ended December 31 (in millions)	2025	2024	2023
Beginning balance	$4,401	$5,762	$5,670
Increase due to current year tax positions	337	173	129
Increase due to prior year tax positions	20	454	109
Decrease due to prior year tax positions	(18)	(1,741)	(21)
Settlements	(222)	(284)	(86)
Increase due to acquisitions	12	82	—
Lapse of statutes of limitations	(25)	(45)	(39)
Ending balance	$4,505	$4,401	$5,762
If recognized, the net amount of potential tax benefits that would impact the company's effective tax rate is $4.4 billion in 2025 and $4.3 billion in 2024. The "Increase due to current year tax positions" and "Increase due to prior year tax positions" in the table above include amounts related to federal, state and international tax items.
AbbVie recognizes interest and penalties related to income tax matters in income tax expense in the consolidated statements of earnings. AbbVie recognized a gross income tax expense of $315 million in 2025, a gross income tax benefit of $179 million in 2024 and a gross income tax expense of $430 million in 2023 for interest and penalties related to income tax matters. AbbVie had an accrual for the payment of gross interest and penalties of $1.7 billion at December 31, 2025, $1.4 billion at December 31, 2024 and $1.6 billion at December 31, 2023.
The company is routinely audited by the tax authorities in significant jurisdictions and various federal, state and foreign examinations are currently ongoing. All significant federal, state and international tax matters have been concluded for years before 2010. The company believes adequate provision has been made for all income tax uncertainties.
Note 15 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $1.6 billion as of December 31, 2025 and $2.5 billion as of December 31, 2024. For litigation matters discussed below for which a loss is probable or reasonably possible, the company is unable to estimate the possible loss or range of loss, if any, beyond the amounts accrued. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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

95	| 2025 Form 10-K

Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 335 lawsuits are pending against Allergan in federal and state courts. Most of the federal court lawsuits are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 25 of the lawsuits are pending in various state courts. The plaintiffs in these lawsuits, which include counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 335 lawsuits, approximately 20 of them are brought by counties, cities and other municipal entities, approximately 5 of which are in the process of being dismissed pursuant to the previously announced settlement.
In March 2023, AbbVie Inc. filed a petition in the United States Tax Court, AbbVie Inc. and Subsidiaries v. Commissioner of Internal Revenue. The petition disputed the Commissioner of Internal Revenue determination concerning a $572 million income tax benefit recorded in 2014 related to a payment made to a third party for the termination of a proposed business combination. In June 2025, the United States Tax Court granted AbbVie’s motion for summary judgment and denied the Commissioner of Internal Revenue’s cross-motion for summary judgment. The United States Tax Court ordered and decided that there is no deficiency in income tax due from AbbVie for the tax year 2014. In September 2025, the Commissioner of Internal Revenue appealed this decision. In February 2026, the Commissioner of Internal Revenue withdrew its appeal. As a result, the United States Tax Court’s decision stands and the matter is resolved.
Product Liability and General Litigation
In April 2023, a putative class action lawsuit, Camargo v. AbbVie Inc., was filed in the United States District Court for the Northern District of Illinois on behalf of Humira patients who paid for Humira based on its list price or who, after losing insurance coverage, discontinued Humira because they could not pay based on its list price, alleging that Humira’s list price is excessive in violation of multiple states’ unfair and deceptive trade practices statutes. The plaintiff generally seeks monetary damages, injunctive relief, and attorneys’ fees. In January 2026, the court granted AbbVie’s motion to dismiss, without prejudice.
Lawsuits are pending against various Allergan entities in the United States and other countries including Australia, Brazil, Canada and South Korea, in which plaintiffs generally allege that they developed, or may develop, breast implant-associated anaplastic large cell lymphoma (ALCL) or other injuries from Allergan’s Biocell textured breast implants, which were voluntarily withdrawn from worldwide markets in 2019. Approximately 150 ALCL lawsuits and 1,320 other lawsuits are coordinated for pre-trial purposes in the United States District Court for the District of New Jersey under the MDL rules as In re: Allergan Biocell Textured Breast Implant Product Liability Litigation, MDL No. 2921. Approximately 75 ALCL lawsuits and 470 other lawsuits are pending in various state courts. Approximately 70 ALCL and 1,080 other lawsuits are pending in other countries. In December 2025, the Amsterdam District Court dismissed all claims pending against Allergan and affiliated entities in the Netherlands, which dismissal is subject to appeal. Plaintiffs generally seek monetary damages, medical monitoring and attorneys’ fees.
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
AbbVie is seeking to enforce patent rights related to atogepant (a drug sold under the trademark Qulipta). Litigation was filed in the United States District Court for the District of New Jersey in December 2025 and January 2026 against Apotex Inc.; Macleods Pharmaceuticals Ltd. and Macleods Pharma USA, Inc.; and Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. AbbVie alleges defendants’ proposed generic atogepant products infringe certain patents and seeks declaratory and injunctive relief.

2025 Form 10-K |	96

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
The CODM regularly reviews net revenues, net earnings and significant segment expenses and uses net earnings as its principal measure of segment profit or loss. Net earnings and significant segment expenses reviewed by CODM are reported on the consolidated statement of earnings for the years ended December 31, 2025, 2024 and 2023. The CODM uses net earnings as its principal measure of segment profit or loss to compare past financial performance with current performance and analyze underlying business performance and trends. The CODM does not use segment assets to make decisions regarding resources; therefore, the total asset disclosure has not been included.
Substantially all of AbbVie's pharmaceutical product net revenues in the United States are to three wholesalers. Outside the United States, products are sold primarily to health care providers or through distributors, depending on the market served. The following tables detail AbbVie's worldwide net revenues:

years ended December 31 (in millions)		2025	2024	2023
Immunology
Skyrizi	United States	$15,202	$10,086	$6,753
	International	2,360	1,632	1,010
	Total	$17,562	$11,718	$7,763
Rinvoq	United States	$5,940	$4,259	$2,824
	International	2,364	1,712	1,145
	Total	$8,304	$5,971	$3,969
Humira	United States	$3,062	$7,142	$12,160
	International	1,478	1,851	2,244
	Total	$4,540	$8,993	$14,404
Neuroscience
Vraylar	United States	$3,612	$3,260	$2,755
	International	9	7	4
	Total	$3,621	$3,267	$2,759
Botox Therapeutic	United States	$3,151	$2,718	$2,476
	International	618	565	515
	Total	$3,769	$3,283	$2,991
Ubrelvy	United States	$1,239	$981	$803
	International	32	25	12
	Total	$1,271	$1,006	$815
Qulipta	United States	$906	$628	$405
	International	130	30	3
	Total	$1,036	$658	$408
Vyalev	United States	$167	$1	$—
	International	315	98	3
	Total	$482	$99	$3
Duodopa	United States	$73	$96	$97
	International	308	351	371
	Total	$381	$447	$468

97	| 2025 Form 10-K

years ended December 31 (in millions)		2025	2024	2023
Other Neuroscience	United States	$192	$223	$254
	International	15	16	19
	Total	$207	$239	$273
Oncology
Imbruvica	United States	$2,048	$2,448	$2,665
	Collaboration revenues	821	899	931
	Total	$2,869	$3,347	$3,596
Venclexta	United States	$1,306	$1,234	$1,087
	International	1,486	1,349	1,201
	Total	$2,792	$2,583	$2,288
Elahere	United States	$607	$477	$—
	International	83	2	—
	Total	$690	$479	$—
Epkinly	Collaboration revenues	$181	$118	$28
	International	90	28	3
	Total	$271	$146	$31
Other Oncology	United States	$33	$—	$—
Aesthetics
Botox Cosmetic	United States	$1,504	$1,682	$1,670
	International	1,098	1,038	1,012
	Total	$2,602	$2,720	$2,682
Juvederm Collection	United States	$385	$469	$519
	International	608	708	859
	Total	$993	$1,177	$1,378
Other Aesthetics	United States	$1,101	$1,118	$1,060
	International	164	161	174
	Total	$1,265	$1,279	$1,234
Eye Care
Ozurdex	United States	$124	$138	$143
	International	369	356	329
	Total	$493	$494	$472
Lumigan/Ganfort	United States	$189	$187	$173
	International	221	242	259
	Total	$410	$429	$432
Alphagan/Combigan	United States	$53	$95	$121
	International	144	153	151
	Total	$197	$248	$272
Other Eye Care	United States	$588	$644	$815
	International	421	427	424
	Total	$1,009	$1,071	$1,239
Other Key Products
Mavyret	United States	$635	$595	$659
	International	682	716	771
	Total	$1,317	$1,311	$1,430
Creon	United States	$1,512	$1,383	$1,268
Linzess/Constella	United States	$864	$916	$1,073
	International	43	38	35
	Total	$907	$954	$1,108
All other		$2,627	$3,032	$3,035
Total net revenues		$61,160	$56,334	$54,318
    Net revenues to external customers by geographic area, based on product shipm

2025 Form 10-K |	98

ent destination, were as follows:

years ended December 31 (in millions)	2025	2024	2023
United States	$46,603	$43,029	$41,883
Germany	1,738	1,465	1,266
Japan	1,274	1,122	1,008
Canada	1,222	1,088	1,076
China	1,006	917	950
France	806	776	780
United Kingdom	626	522	417
Spain	609	528	501
Italy	580	511	484
Brazil	478	464	439
Australia	459	463	472
All other countries	5,759	5,449	5,042
Total net revenues	$61,160	$56,334	$54,318
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
Long-lived assets, consisting of property and equipment, net, by geographic area were as follows:

as of December 31 (in millions)	2025	2024
United States	$3,404	$3,331
Europe	1,804	1,485
All other	420	318
Total long-lived assets	$5,628	$5,134
Note 17 Fourth Quarter Financial Results (unaudited)

quarter ended December 31 (in millions except per share data)	2025
Net revenues	$16,618
Gross margin	12,066
Net earnings attributable to AbbVie Inc.	1,816
Basic earnings per share attributable to AbbVie Inc.	$1.02
Diluted earnings per share attributable to AbbVie Inc.	$1.02
Cash dividends declared per common share	$1.73

99	| 2025 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AbbVie Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

2025 Form 10-K |	100

Sales rebate accruals for Medicaid, Medicare and managed care programs
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Revenue Recognition,” the Company established provisions for sales rebates in the same period the related product is sold. At December 31, 2025, the Company had $14,572 million in sales rebate accruals, a large portion of which were for rebates accrued for pharmacy benefit managers, state government Medicaid programs, insurance companies that administer Medicare drug plans and private entities for Medicaid, Medicare and managed care programs. In order to establish the rebate accruals, the Company estimated its rebates based on estimates and assumptions, including the determination of the related payer of the rebate based on sales trends, changes in rebate contracts which impacts the applicable price and rebate terms, and the corresponding lag in payment timing.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Chicago, Illinois
February 20, 2026

101	| 2025 Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures; Internal Control Over Financial Reporting
        Evaluation of disclosure controls and procedures. The Chairman of the Board and Chief Executive Officer, Robert A. Michael, and the Chief Financial Officer, Scott T. Reents, evaluated the effectiveness of AbbVie's disclosure controls and procedures as of the end of the period covered by this report, and concluded that AbbVie's disclosure controls and procedures were effective to ensure that information AbbVie is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by AbbVie in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to AbbVie's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
        Changes in internal control over financial reporting. There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended December 31, 2025.
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
Management assessed the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment, management concluded that AbbVie maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
The effectiveness of AbbVie's internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report below, which expresses an unqualified opinion on the effectiveness of AbbVie's internal control over financial reporting as of December 31, 2025.
Report of independent registered public accounting firm. The report of AbbVie's independent registered public accounting firm related to its assessment of the effectiveness of internal control over financial reporting is included below.

2025 Form 10-K |	102

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AbbVie Inc.
Opinion on Internal Control Over Financial Reporting
We have audited AbbVie Inc. and subsidiaries' internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AbbVie Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 20, 2026

103	| 2025 Form 10-K

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as provided below.

Name & Title	Action Taken	Date Adopted	Type of Trading Arrangement (1)	Aggregate Number of Shares to be Sold Pursuant to Trading Arrangement (2)	Duration of Trading Arrangement(3)
Perry C. Siatis Executive Vice President, General Counsel and Secretary	Adoption	11/18/2025	Rule 10b5-1 Trading Arrangement	Up to 41,049 Shares to be Sold	11/18/2026
1.    Except as indicated by footnote, each trading arrangement marked as a "Rule 10b5-1 Trading Arrangement" is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.
2.    The number of shares to be sold under each trading arrangement includes the maximum actual number of shares issuable under the applicable performance stock awards. The actual number of shares to be sold under the performance stock awards will depend on the achievement of applicable performance conditions under the awards and the number of shares withheld to satisfy tax obligations upon the vesting of the awards.
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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

2025 Form 10-K |	104

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are "Information Concerning Director Nominees," "The Board of Directors and its Committees—Committees of the Board of Directors," "Communicating with the Board of Directors," "Deadlines for Notice of Stockholder Actions to be Considered at the 2026 Annual Meeting of Stockholders" and "Insider Trading Policy" to be included in the 2026 AbbVie Inc. Proxy Statement. The 2026 Definitive Proxy Statement will be filed on or about March 23, 2026. Also incorporated herein by reference is the text found in this Form 10-K under the caption, "Information about Our Executive Officers."
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

ITEM 11. EXECUTIVE COMPENSATION

The material to be included in the 2026 AbbVie Inc. Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2026 Definitive Proxy Statement will be filed on or about March 23, 2026.

105	| 2025 Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.
The following table presents information as of December 31, 2025 about AbbVie's equity compensation plans under which AbbVie common stock has been authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	13,938,765	$132.49	49,917,374
Equity compensation plans not approved by security holders	—	—	—
Total	13,938,765	$132.49	49,917,374
(1)Includes 12,197 shares issuable under AbbVie's Incentive Stock Program pursuant to awards granted by Abbott and adjusted into AbbVie awards in connection with AbbVie's separation from Abbott.
(2)The weighted-average exercise price does not include outstanding restricted stock units, restricted stock awards and performance shares that have no exercise price.
(3)Excludes shares issuable upon the exercise of stock options and pursuant to other rights granted under the Stemcentrx 2011 Equity Incentive Plan, the ImmunoGen 2018 Equity Incentive Plan and the Cerevel Therapeutics 2020 Equity Incentive Plan. AbbVie assumed these incentive plans upon the consummation of acquisition of Stemcentrx, Inc., ImmunoGen Inc. and Cerevel Therapeutics Holdings, Inc. As of December 31, 2025, 15,271 options with a weighted-average exercise price of $20.09 remained outstanding under the Stemcentrx plan and 53,899 and 78,211 unvested restricted stock units remained outstanding under the ImmunoGen and Cerevel Therapeutics plans. No further awards will be granted under these plans.
(b)Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Securities Ownership—Securities Ownership of Executive Officers and Directors" in the 2026 AbbVie Inc. Proxy Statement. The 2026 Definitive Proxy Statement will be filed on or about March 23, 2026.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2026 AbbVie Inc. Proxy Statement under the headings "The Board of Directors and its Committees," "Corporate Governance Materials," and "Procedures for Approval of Related Person Transactions" is incorporated herein by reference. The 2026 Definitive Proxy Statement will be filed on or about March 23, 2026.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material to be included in the 2026 AbbVie Inc. Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" is incorporated herein by reference. The 2026 Definitive Proxy Statement will be filed on or about March 23, 2026.

2025 Form 10-K |	106

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

3.1	*Amended and Restated Certificate of Incorporation of AbbVie Inc. (incorporated by reference to Exhibit 3.1 of the company's Current Report on Form 8-K filed on January 2, 2013).
3.2	*Third Amended and Restated By-Laws of AbbVie Inc. (incorporated by reference to Exhibit 3.1 of the company's Current Report on Form 8-K filed on September 10, 2024).
4.1	Description of the company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
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

107	| 2025 Form 10-K

Exhibit Number	Exhibit Description
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

4.13
*Supplemental Indenture No. 11, dated February 26, 2025, by and between AbbVie Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the company's Current Report on Form 8-K filed on February 26, 2025).

4.14
*Agency Agreement, dated as of November 17, 2016, among AbbVie Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as paying agent and Elavon Financial Services DAC, as transfer agent and registrar (incorporated by reference to Exhibit 4.2 of the company's Current Report on Form 8-K filed on November 17, 2016).

4.15
*Agency Agreement, dated September 26, 2019, among AbbVie Inc., U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, U.K. Branch, as paying agent (incorporated by reference to Exhibit 4.3 of the company’s Current Report on Form 8-K filed on September 26, 2019).

4.16
*Registration Rights Agreement, dated November 21, 2019, among AbbVie Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc. and Barclays Capital Inc. (acting for themselves and as representatives of the several initial purchasers) (incorporated by reference to Exhibit 4.13 of the company’s Current Report on Form 8-K filed on November 26, 2019).

4.17
*Agency Agreement, dated May 14, 2020, among AbbVie Inc., U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, U.K. Branch, as paying agent and calculation agent (incorporated by reference to Exhibit 4.16 of the company’s Current Report on Form 8-K filed on May 14, 2020).

4.18
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

10.3	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**
10.4	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).**
10.5	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).**
10.6	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).**
10.7	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).**
10.8	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).**

2025 Form 10-K |	108

Exhibit Number	Exhibit Description
10.9	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).**
10.10	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).**
10.11
*Amended and Restated Revolving Credit Agreement, dated as of August 27, 2019, among AbbVie Inc., the lenders and other parties party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on August 30, 2019).

10.12
*364-Day Bridge Credit Agreement, dated as of June 25, 2019, among AbbVie Inc., Morgan Stanley Senior Funding, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on June 25, 2019).

10.13
*Underwriting Agreement, dated September 17, 2019, among AbbVie Inc. and Morgan Stanley & Co. International plc, HSBC Bank plc and Merrill Lynch International (acting for themselves and as representatives of the several underwriters named therein) (incorporated by reference to Exhibit 1.1 of the company’s Current Report on Form 8-K filed on September 23, 2019).

10.14
*Purchase Agreement, dated November 12, 2019, among AbbVie Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc. and Barclays Capital Inc. (acting for themselves and as representatives of the several initial purchasers named therein) (incorporated by reference to Exhibit 1.1 of the company’s Current Report on Form 8-K filed on November 13, 2019).

10.15	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).**
10.16	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).**
10.17	*AbbVie Performance Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).**
10.18
*Amendment to the AbbVie Performance Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).**

10.19	*AbbVie Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).**
10.20	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**
10.21	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).**
10.22
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**

10.23	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**
10.24	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**
10.25	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**
10.26
*Form of AbbVie Inc. Retention RSU Agreement – Ratable Vesting (incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).**

10.27
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).**

10.28	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).**
10.29	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).**
10.30	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).**

109	| 2025 Form 10-K

Exhibit Number	Exhibit Description
10.31
*Form of AbbVie Inc. Retention RSU Agreement - Ratable Vesting (incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).**

10.32
*Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025).**

10.33	*Form of AbbVie Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025).**
10.34	*Form of AbbVie Inc. Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025).**
10.35	*Form of AbbVie Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025).**
10.36
*AbbVie Inc. Non-Employee Directors’ Fee Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025).**

10.37
*AbbVie Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025).**

10.38
*AbbVie Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025).**

10.39
*Form of Agreement Regarding Change in Control by and between AbbVie Inc. and its officers (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on October 14, 2022).**

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
101
The following financial statements and notes from the AbbVie Inc. Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 20, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Annual Report on Form 10-K formatted as Inline XBRL and contained in Exhibit 101).
The AbbVie Inc. 2026 Definitive Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 23, 2026.
_________________________________________________________________________
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

2025 Form 10-K |	110

ITEM 16. FORM 10-K SUMMARY

None.

111	| 2025 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AbbVie Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AbbVie Inc.
By:	/s/ ROBERT A. MICHAEL
	Name:	Robert A. Michael
	Title:	Chairman of the Board and Chief Executive Officer
Date:	February 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbbVie Inc. on February 20, 2026 in the capacities indicated below.

/s/ ROBERT A. MICHAEL	/s/ SCOTT T. REENTS
Robert A. Michael Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Scott T. Reents Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ DAVID R. PURDUE	/s/ ROBERT J. ALPERN, M.D.
David R. Purdue Senior Vice President, Controller (Principal Accounting Officer)	Robert J. Alpern, M.D. Director of AbbVie Inc.

/s/ ROXANNE S. AUSTIN	/s/ WILLIAM H.L. BURNSIDE
Roxanne S. Austin Director of AbbVie Inc.	William H.L. Burnside Director of AbbVie Inc.

/s/ JENNIFER L. DAVIS	/s/ THOMAS J. FALK
Jennifer L. Davis Director of AbbVie Inc.	Thomas J. Falk Director of AbbVie Inc.

/s/ THOMAS C. FREYMAN	/s/ BRETT J. HART
Thomas C. Freyman Director of AbbVie Inc.	Brett J. Hart Director of AbbVie Inc.

/s/ MELODY B. MEYER	/s/ SUSAN E. QUAGGIN, M.D.
Melody B. Meyer Director of AbbVie Inc.	Susan E. Quaggin, M.D. Director of AbbVie Inc.

/s/ EDWARD J. RAPP	/s/ REBECCA B. ROBERTS
Edward J. Rapp Director of AbbVie Inc.	Rebecca B. Roberts Director of AbbVie Inc.

/s/ FREDERICK H. WADDELL
Frederick H. Waddell Director of AbbVie Inc.

2025 Form 10-K |	112