Form 10-Q
period 2026-03-31
AbbVie Inc.
filed 2026-05-08
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
As of April 28, 2026, AbbVie Inc. had 1,766,792,821 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2026	2025
Net revenues	$15,002	$13,343

Cost of products sold	4,218	4,002
Selling, general and administrative	3,578	3,293
Research and development	2,472	2,067
Acquired IPR&D and milestones	744	248
Total operating costs and expenses	11,012	9,610
Operating earnings	3,990	3,733

Interest expense, net	645	627
Other expense, net	2,306	1,445
Earnings before income tax expense	1,039	1,661
Income tax expense	342	372
Net earnings	697	1,289
Net earnings attributable to noncontrolling interest	2	3
Net earnings attributable to AbbVie Inc.	$695	$1,286

Per share data
Basic earnings per share attributable to AbbVie Inc.	$0.39	$0.72
Diluted earnings per share attributable to AbbVie Inc.	$0.39	$0.72

Weighted-average basic shares outstanding	1,770	1,768
Weighted-average diluted shares outstanding	1,774	1,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in millions)	2026	2025
Net earnings	$697	$1,289

Foreign currency translation adjustments, net of tax expense (benefit) of $(5) for the three months ended March 31, 2026 and $17 for the three months ended March 31, 2025	(204)	487
Net investment hedging activities, net of tax expense (benefit) of $43 for the three months ended March 31, 2026 and $(77) for the three months ended March 31, 2025	156	(283)
Pension and post-employment benefits, net of tax expense (benefit) of $— for the three months ended March 31, 2026 and $— for the three months ended March 31, 2025	(1)	(2)
Cash flow hedging activities, net of tax expense (benefit) of $— for the three months ended March 31, 2026 and $(4) for the three months ended March 31, 2025	40	(19)
Other comprehensive income (loss)	(9)	183
Comprehensive income	688	1,472
Comprehensive income attributable to noncontrolling interest	2	3
Comprehensive income attributable to AbbVie Inc.	$686	$1,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and equivalents	$9,391	$5,229
Accounts receivable, net	12,479	12,589
Inventories	5,049	4,951
Prepaid expenses and other	6,610	6,293
Total current assets	33,529	29,062

Investments	268	268
Property and equipment, net	5,687	5,628
Intangible assets, net	50,873	52,641
Goodwill	35,570	35,640
Other assets	10,536	10,721
Total assets	$136,463	$133,960

Liabilities and Equity (Deficit)
Current liabilities
Short-term borrowings	$—	$2,499
Current portion of long-term debt	8,326	6,056
Accounts payable and accrued liabilities	33,774	34,734
Total current liabilities	42,100	43,289

Long-term debt	64,532	58,941
Deferred income taxes	2,332	2,389
Other long-term liabilities	34,111	32,569

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,843,809,386 shares issued as of March 31, 2026 and 1,838,678,628 as of December 31, 2025	18	18
Common stock held in treasury, at cost, 77,077,199 shares as of March 31, 2026 and 70,802,593 as of December 31, 2025	(10,611)	(9,146)
Additional paid-in capital	22,962	22,495
Accumulated deficit	(17,872)	(15,493)
Accumulated other comprehensive loss	(1,153)	(1,144)
Total stockholders' deficit	(6,656)	(3,270)
Noncontrolling interest	44	42
Total deficit	(6,612)	(3,228)

Total liabilities and equity (deficit)	$136,463	$133,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit) (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at December 31, 2024	1,765	$18	$(8,201)	$21,333	$(7,900)	$(1,925)	$39	$3,364
Net earnings attributable to AbbVie Inc.	—	—	—	—	1,286	—	—	1,286
Other comprehensive income, net of tax	—	—	—	—	—	183	—	183
Dividends declared	—	—	—	—	(2,913)	—	—	(2,913)
Purchases of treasury stock	(5)	—	(963)	—	—	—	—	(963)
Stock-based compensation plans and other	6	—	27	475	—	—	—	502
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at March 31, 2025	1,766	$18	$(9,137)	$21,808	$(9,527)	$(1,742)	$42	$1,462

Balance at December 31, 2025	1,768	$18	$(9,146)	$22,495	$(15,493)	$(1,144)	$42	$(3,228)
Net earnings attributable to AbbVie Inc.	—	—	—	—	695	—	—	695
Other comprehensive loss, net of tax	—	—	—	—	—	(9)	—	(9)
Dividends declared	—	—	—	—	(3,074)	—	—	(3,074)
Purchases of treasury stock	(6)	—	(1,489)	—	—	—	—	(1,489)
Stock-based compensation plans and other	5	—	24	467	—	—	—	491
Change in noncontrolling interest	—	—	—	—	—	—	2	2
Balance at March 31, 2026	1,767	$18	$(10,611)	$22,962	$(17,872)	$(1,153)	$44	$(6,612)

The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in millions) (brackets denote cash outflows)	2026	2025
Cash flows from operating activities
Net earnings	$697	$1,289
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	188	181
Amortization of intangible assets	1,748	1,858
Deferred income taxes	137	(28)
Change in fair value of contingent consideration liabilities	2,387	1,518
Payments of contingent consideration liabilities	(722)	(549)
Stock-based compensation	444	410
Acquired IPR&D and milestones	744	248
Non-cash litigation reserve adjustments, net of cash payments	150	(729)
Other, net	(22)	17
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	87	(1,479)
Inventories	(184)	(155)
Prepaid expenses and other assets	(150)	(628)
Accounts payable and other liabilities	(1,594)	(696)
Income tax assets and liabilities, net	(81)	378
Cash flows from operating activities	3,829	1,635

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	—	(204)
Other acquisitions and investments, net of cash acquired	(266)	(334)
Acquisitions of property and equipment	(265)	(235)
Other, net	(43)	38
Cash flows from investing activities	(574)	(735)

Cash flows from financing activities
Net change in commercial paper borrowings with original maturities of three months or less	(499)	1,593
Repayments of other short-term borrowings	(2,000)	—
Proceeds from issuance of long-term debt	7,991	3,994
Repayments of long-term debt	—	(3,026)
Dividends paid	(3,086)	(2,925)
Purchases of treasury stock	(1,489)	(961)
Other, net	2	67
Cash flows from financing activities	919	(1,258)

Effect of exchange rate changes on cash and equivalents	(12)	9
Net change in cash and equivalents	4,162	(349)
Cash and equivalents, beginning of period	5,229	5,524

Cash and equivalents, end of period	$9,391	$5,175
The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	5

AbbVie Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 Basis of Presentation

Basis of Historical Presentation
The unaudited interim condensed consolidated financial statements of AbbVie Inc. (AbbVie or the company) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended March 31,
(in millions)	2026	2025
Interest expense	$717	$700
Interest income	(72)	(73)
Interest expense, net	$645	$627
Inventories

(in millions)	March 31, 2026	December 31, 2025
Finished goods	$1,806	$1,580
Work-in-process	2,137	2,287
Raw materials	1,106	1,084
Inventories	$5,049	$4,951

2026 Form 10-Q |	6

Property and Equipment, Net

(in millions)	March 31, 2026	December 31, 2025
Property and equipment, gross	$13,731	$13,530
Accumulated depreciation	(8,044)	(7,902)
Property and equipment, net	$5,687	$5,628
Depreciation expense was $188 million for the three months ended March 31, 2026 and $181 million for the three months ended March 31, 2025.
Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended March 31,
(in millions, except per share data)	2026	2025
Basic EPS
Net earnings attributable to AbbVie Inc.	$695	$1,286
Earnings allocated to participating securities	10	10
Earnings available to common shareholders	$685	$1,276
Weighted-average basic shares outstanding	1,770	1,768
Basic earnings per share attributable to AbbVie Inc.	$0.39	$0.72

Diluted EPS
Net earnings attributable to AbbVie Inc.	$695	$1,286
Earnings allocated to participating securities	10	10
Earnings available to common shareholders	$685	$1,276
Weighted-average shares of common stock outstanding	1,770	1,768
Effect of dilutive securities	4	4
Weighted-average diluted shares outstanding	1,774	1,772
Diluted earnings per share attributable to AbbVie Inc.	$0.39	$0.72
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
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments, net of cash acquired totaled $266 million for the three months ended March 31, 2026 and $334 million for the three months ended March 31, 2025.

2026 Form 10-Q |	7

The following table summarizes acquired IPR&D and milestones expense:

	Three months ended March 31,
(in millions)	2026	2025
Upfront charges	$703	$246
Development milestones	41	2
Acquired IPR&D and milestones	$744	$248
RemeGen Co., Ltd.
In March 2026, AbbVie completed its previously announced license agreement with RemeGen Co., Ltd. (RemeGen). Under the terms of the agreement, AbbVie received an exclusive global license excluding China to develop, manufacture and commercialize RC148 (ABBV-1480), a novel investigational Programmed Cell Death-1 (PD-1)/Vascular Endothelial Growth Factor (VEGF)-targeted bispecific antibody in development for the treatment of multiple advanced solid tumors. The upfront payment of $650 million was recorded in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the first quarter of 2026. AbbVie could make additional payments of up to $5.0 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended March 31, 2026 and 2025.
Collaboration with Genentech, Inc.
AbbVie and Genentech, Inc. (Genentech), a member of the Roche Group, are parties to a collaboration and license agreement for the joint development and commercialization of Venclexta. AbbVie shares equally with Genentech all pre-tax profits and losses from the development and commercialization of Venclexta in the United States. AbbVie pays royalties on Venclexta net revenues outside the United States.
AbbVie manufactures and distributes Venclexta globally and is the principal in the end-customer product sales. Sales of Venclexta are included in AbbVie’s net revenues. Genentech’s share of United States profits is included in AbbVie’s cost of products sold. AbbVie records sales and marketing costs associated with the United States collaboration as part of selling, general and administrative (SG&A) expenses and global development costs as part of research and development (R&D) expenses, net of Genentech’s share. Royalties paid for Venclexta revenues outside the United States are also included in AbbVie’s cost of products sold. Genentech’s share of profits, including royalties, was $284 million for the three months ended March 31, 2026 and $242 million for the three months ended March 31, 2025. Sales and marketing and development costs for the three months ended March 31, 2026 and 2025 were insignificant.
Collaboration with Janssen Biotech, Inc.
AbbVie and Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson, are parties to a collaboration agreement for the joint development and commercialization of Imbruvica.
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
In the United States, both parties have co-exclusive rights to commercialize Imbruvica; however, AbbVie is the principal in the end-customer product sales. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of Imbruvica. Sales of Imbruvica are included in AbbVie's net revenues. Janssen's share of profits is included in AbbVie's cost of products sold. Other costs incurred under the collaboration are reported in their respective expense line items, net of Janssen's share. In the United States, Janssen’s share of profits was $153 million for the three months ended March 31, 2026 and $247 million for the three months ended March 31, 2025. Other costs for the three months ended March 31, 2026 and 2025 were insignificant.
Outside the United States, Janssen is responsible for and has exclusive rights to commercialize Imbruvica. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of products. AbbVie's share of profits is included in AbbVie's net revenues. Other costs incurred under the collaboration are reported in their respective expense line items, net of Janssen's share.

2026 Form 10-Q |	8

Outside the United States, AbbVie’s share of profits was $224 million for the three months ended March 31, 2026 and $209 million for the three months ended March 31, 2025. Other costs for the three months ended March 31, 2026 and 2025 were insignificant.
Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2025	$35,640
Foreign currency translation adjustments	(70)
Balance as of March 31, 2026	$35,570
Intangible Assets, Net
The following table summarizes intangible assets:

	March 31, 2026			December 31, 2025
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$81,165	$(36,380)	$44,785	$81,239	$(34,849)	$46,390
License agreements	8,359	(7,543)	816	8,353	(7,383)	970
Total definite-lived intangible assets	89,524	(43,923)	45,601	89,592	(42,232)	47,360
Indefinite-lived intangible assets	5,272	—	5,272	5,281	—	5,281
Total intangible assets, net	$94,796	$(43,923)	$50,873	$94,873	$(42,232)	$52,641
Amortization expense was $1.7 billion for the three months ended March 31, 2026 and $1.9 billion for the three months ended March 31, 2025. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
Note 7 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $2.4 billion at March 31, 2026 and $2.5 billion at December 31, 2025, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 24 months. Accumulated gains and losses as of March 31, 2026 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated debt, trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are recognized in other expense, net in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $9.3 billion at March 31, 2026 and $9.2 billion at December 31, 2025.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €3.1 billion at March 31, 2026 and December 31, 2025. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €6.7 billion, SEK1.4 billion, CAD800 million and CHF80 million at March 31, 2026 and €6.5 billion, SEK1.4 billion, CAD500 million and CHF80

2026 Form 10-Q |	9

million at December 31, 2025. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $3.3 billion at March 31, 2026 and $1.8 billion at December 31, 2025. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
The company is a party to interest rate swap contracts designated as cash flow hedges with notional amounts totaling $750 million at March 31, 2026. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. AbbVie records the contracts at fair value and includes accumulated gains or losses in AOCI which it reclassifies to interest expense, net over the lives of the floating-rate debt.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	March 31, 2026	December 31, 2025	Balance sheet caption	March 31, 2026	December 31, 2025
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$46	$35	Accounts payable and accrued liabilities	$25	$51
Designated as cash flow hedges	Other assets	10	1	Other long-term liabilities	—	—
Designated as net investment hedges	Prepaid expenses and other	21	—	Accounts payable and accrued liabilities	115	220
Designated as net investment hedges	Other assets	5	—	Other long-term liabilities	120	228
Not designated as hedges	Prepaid expenses and other	46	25	Accounts payable and accrued liabilities	24	20
Interest rate swap contracts
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	14	21
Designated as fair value hedges	Other assets	22	30	Other long-term liabilities	40	—
Designated as cash flow hedges	Other assets	5	—	Other long-term liabilities	—	—
Total derivatives		$155	$91		$338	$540
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended March 31,
(in millions)	2026	2025
Foreign currency forward exchange contracts
Designated as cash flow hedges	$34	$(19)
Designated as net investment hedges	176	(193)
Interest rate swap contracts designated as cash flow hedges	5	—
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $1 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $23 million into interest expense, net for other cash flow hedges during the next 12 months.

2026 Form 10-Q |	10

Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax gains of $60 million for the three months ended March 31, 2026 and pre-tax losses of $133 million for the three months ended March 31, 2025.
The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 9 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended March 31,
(in millions)	Statement of earnings caption	2026	2025
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$(7)	$(1)
Designated as net investment hedges	Interest expense, net	37	34
Not designated as hedges	Other expense, net	12	(29)
Interest rate swap contracts
Designated as fair value hedges	Interest expense, net	(41)	55
Debt designated as hedged item in fair value hedges	Interest expense, net	41	(55)
Other	Interest expense, net	6	5
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
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
		Basis of fair value measurement				Basis of fair value measurement
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents	$9,391	$4,848	$4,543	$—	$5,229	$4,868	$361	$—
Money market funds and time deposits	10	—	10	—	10	—	10	—
Debt securities	20	—	20	—	24	—	24	—
Equity securities	76	32	44	—	103	62	41	—
Interest rate swap contracts	27	—	27	—	30	—	30	—
Foreign currency contracts	128	—	128	—	61	—	61	—
Total assets	$9,652	$4,880	$4,772	$—	$5,457	$4,930	$527	$—
Liabilities
Interest rate swap contracts	$54	$—	$54	$—	$21	$—	$21	$—
Foreign currency contracts	284	—	284	—	519	—	519	—
Financing liability	377	—	—	377	378	—	—	378
Contingent consideration	27,039	—	—	27,039	25,374	—	—	25,374
Total liabilities	$27,754	$—	$338	$27,416	$26,292	$—	$540	$25,752

2026 Form 10-Q |	11

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
The financing liability is related to financing arrangements which the company elected to account for in accordance with the fair value option, as permitted under ASC 825 Financial Instruments. The fair value measurement of the financing liability was determined based on significant unobservable inputs. Potential payments are estimated by applying a probability-weighted expected payment model, which are then discounted to present value. Changes to the fair value of the financing liability can result from changes to one or a number of inputs, including discount rates, estimated probabilities and timing of achieving milestones and estimated amounts of future sales. The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings and the change in fair value attributable to instrument-specific credit risk is recognized in other comprehensive income (loss). Changes in fair value recognized in other expense, net and in other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 were insignificant.
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
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	March 31, 2026		December 31, 2025
	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	4.1% - 5.0%	4.3%	3.7% - 4.8%	4.0%
Probability of payment for royalties by indication	100%	100%	100%	100%
Projected year of payments	2026 - 2037	2030	2026 - 2037	2030
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Three months ended March 31,
(in millions)	2026	2025
Beginning balance	$25,374	$21,666
Additions(a)	—	78
Change in fair value recognized in net earnings	2,387	1,518
Payments	(722)	(549)
Ending balance	$27,039	$22,713
(a) Additions during the three months ended March 31, 2025, represent contingent consideration liabilities related to the Nimble acquisition.
The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings.

2026 Form 10-Q |	12

Certain financial instruments are carried at historical cost or some basis other than fair value. The book value, fair value and bases used to measure the approximate fair values of certain financial instruments as of March 31, 2026 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Fair value	Level 1	Level 2	Level 3
Liabilities
Current portion of long-term debt (a)	$8,265	$8,252	$8,231	$21	$—
Long-term debt (a)	64,289	60,615	58,188	2,427	—
Total liabilities	$72,554	$68,867	$66,419	$2,448	$—
(a) Excludes the effects of fair value hedges and financing liability.
The book value, fair value and bases used to measure the approximate fair values of certain financial instruments as of December 31, 2025 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Fair value	Level 1	Level 2	Level 3
Liabilities
Short-term borrowings	$2,499	$2,497	$—	$2,497	$—
Current portion of long-term debt (a)	6,016	5,985	5,965	20	—
Long-term debt (a)	58,650	55,822	53,381	2,441	—
Total liabilities	$67,165	$64,304	$59,346	$4,958	$—
(a) Excludes the effects of fair value hedges and financing liability.
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $163 million as of March 31, 2026 and $159 million as of December 31, 2025. No significant cumulative upward or downward adjustments have been recorded for these investments as of March 31, 2026.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 78% as of March 31, 2026 and 84% as of December 31, 2025, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.

2026 Form 10-Q |	13

Debt and Credit Facilities
Issuance and Repayment of Long-Term Debt
In March 2026, the company issued $8.0 billion aggregate principal amount of unsecured senior notes. The following table summarizes the issued debt:

(in millions)
Senior Notes
Senior Floating Rate Notes due 2028 (a)	$750
3.775% Senior Notes due 2028	1,500
4.125% Senior Notes due 2031	1,250
4.40% Senior Notes due 2033	1,250
4.75% Senior Notes due 2036	1,500
5.55% Senior Notes due 2056	1,250
5.65% Senior Notes due 2066	500
Total debt issued	$8,000
(a) Senior floating rate notes bear interest at adjusted Secured Overnight Financing Rate +0.480%.
The notes are unsecured, unsubordinated obligations of AbbVie and will rank equally in right of payment with all of AbbVie’s existing and future unsecured, unsubordinated indebtedness, liabilities and other obligations. AbbVie may redeem the fixed-rate senior notes prior to maturity at a redemption price equal to the greater of the principal amount or the sum of present values of the remaining scheduled payments of principal and interest plus a make-whole premium. With exception of the fixed-rate senior notes due 2028, AbbVie may also redeem the fixed-rate senior notes at par between one and six months prior to maturity. The senior floating rate notes may not be redeemed prior to maturity.
In February 2025, the company issued $4.0 billion aggregate principal amount of unsecured senior notes.
In March 2025, the company repaid $3.0 billion aggregate principal amount of 3.80% senior notes at maturity.
Short-Term Borrowings
There were no commercial paper borrowings outstanding as of March 31, 2026 and $499 million as of December 31, 2025. The weighted-average interest rate on commercial paper borrowings was 3.85% for the three months ended March 31, 2026 and 4.59% for the three months ended March 31, 2025.
In April 2025, the company entered into a $4.0 billion 364-day term loan credit agreement. In May 2025, the company borrowed $2.0 billion under this term loan credit agreement which was outstanding and included in short-term borrowings as of December 31, 2025. In March 2026, the company repaid the $2.0 billion amount outstanding under this term loan credit agreement and terminated the agreement.
AbbVie has two revolving credit facilities available, including a $5.0 billion five-year revolving credit facility that matures in March 2028 and a $3.0 billion five-year revolving credit facility that matures in January 2030. The revolving credit facilities are available to support AbbVie’s commercial paper program and enable the company to borrow funds to meet liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At March 31, 2026, the company was in compliance with all covenants, and commitment fees under the revolving credit facilities were insignificant. No amounts were outstanding under the company's revolving credit facilities as of March 31, 2026 and December 31, 2025.

2026 Form 10-Q |	14

Note 8 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans		Other post-employment plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2026	2025	2026	2025
Service cost	$63	$63	$11	$10
Interest cost	122	117	11	11
Expected return on plan assets	(224)	(206)	—	—
Amortization of prior service credit	—	—	(9)	(9)
Amortization of actuarial loss	8	6	2	2
Net periodic benefit cost (credit)	$(31)	$(20)	$15	$14
The components of net periodic benefit cost other than service cost are included in other expense, net in the condensed consolidated statements of earnings.
Note 9 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the AbbVie Amended and Restated 2013 Incentive Stock Program and is summarized as follows:

	Three months ended March 31,
(in millions)	2026	2025
Cost of products sold	$25	$22
Research and development	182	160
Selling, general and administrative	237	228
Pre-tax compensation expense	444	410
Tax benefit	(75)	(70)
After-tax compensation expense	$369	$340
Stock Options
During the three months ended March 31, 2026, primarily in connection with the company's annual grant, AbbVie granted 0.4 million stock options with a weighted-average grant-date fair value of $48.40. As of March 31, 2026, $13 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the three months ended March 31, 2026, primarily in connection with the company's annual grant, AbbVie granted 4.4 million RSUs and performance shares with a weighted-average grant-date fair value of $230.17. As of March 31, 2026, $1.1 billion of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

2026 Form 10-Q |	15

Cash Dividends
The following table summarizes quarterly cash dividends declared during 2026 and 2025:

2026			2025
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
02/19/26	05/15/26	$1.73	10/31/25	02/17/26	$1.73
			09/05/25	11/14/25	$1.64
			06/20/25	08/15/25	$1.64
			02/13/25	05/15/25	$1.64
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
AbbVie repurchased 5 million shares for $1.1 billion during the three months ended March 31, 2026 and 3 million shares for $606 million during the three months ended March 31, 2025. AbbVie's remaining stock repurchase authorization was approximately $1.8 billion as of March 31, 2026.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2026:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2025	$(633)	$(422)	$(243)	$154	$(1,144)
Other comprehensive income (loss) before reclassifications	(204)	185	(2)	36	15
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(29)	1	4	(24)
Net current-period other comprehensive income (loss)	(204)	156	(1)	40	(9)
Balance as of March 31, 2026	$(837)	$(266)	$(244)	$194	$(1,153)
Other comprehensive loss for the three months ended March 31, 2026 included foreign currency translation adjustments totaling a loss of $204 million principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling a gain of $156 million.

2026 Form 10-Q |	16

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
The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended March 31,
(in millions) (brackets denote gains)	2026	2025
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(37)	$(34)
Tax expense	8	7
Total reclassifications, net of tax	$(29)	$(27)
Pension and post-employment benefits
Amortization of actuarial losses (gains) and other(b)	$1	$(1)
Tax benefit	—	—
Total reclassifications, net of tax	$1	$(1)
Cash flow hedging activities
Gains on foreign currency forward exchange contracts(c)	$7	$1
Other(a)	(6)	(5)
Tax expense	3	2
Total reclassifications, net of tax	$4	$(2)
(a) Amounts are included in interest expense, net (see Note 7).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 8).
(c) Amounts are included in cost of products sold (see Note 7).
Note 10 Income Taxes

The effective tax rate was 33% for the three months ended March 31, 2026 compared to 22% for the three months ended March 31, 2025. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to changes in fair value of contingent consideration and business development activities partially offset by the impact of foreign operations which reflect lower income tax rates in locations outside the United States. The increase in the effective tax rate for the three months ended March 31, 2026 over the prior year was primarily due to the increased impact of changes in fair value of contingent consideration and business development activities partially offset by changes in the impact of foreign operations.

2026 Form 10-Q |	17

Note 11 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $1.7 billion as of March 31, 2026 and $1.6 billion as of December 31, 2025. For litigation matters discussed below for which a loss is probable or reasonably possible, the company is unable to estimate the possible loss or range of loss, if any, beyond the amounts accrued. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 320 lawsuits are pending against Allergan in federal and state courts. Most of the federal court lawsuits are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 20 of the lawsuits are pending in various state courts. The plaintiffs in these lawsuits, which include counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 320 lawsuits, approximately 20 of them are brought by counties, cities and other municipal entities, approximately 5 of which are in the process of being dismissed pursuant to the previously announced settlement.
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
Product Liability and General Litigation
In April 2023, a putative class action lawsuit, Camargo v. AbbVie Inc., was filed in the United States District Court for the Northern District of Illinois on behalf of Humira patients who paid for Humira based on its list price or who, after losing insurance coverage, discontinued Humira because they could not pay based on its list price, alleging that Humira’s list price is excessive in violation of multiple states’ unfair and deceptive trade practices statutes. The plaintiff generally seeks monetary damages, injunctive relief, and attorneys’ fees. In January 2026, the court granted AbbVie’s motion to dismiss, without prejudice. In March 2026, the plaintiff filed a notice of appeal of this dismissal to the United States Court of Appeals for the Seventh Circuit.
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

2026 Form 10-Q |	18

Product Liability Litigation, MDL No. 2921. Approximately 75 ALCL lawsuits and 470 other lawsuits are pending in various state courts. Approximately 70 ALCL and 1,080 other lawsuits are pending in other countries. In December 2025, the Amsterdam District Court dismissed all claims pending against Allergan and affiliated entities in the Netherlands. In March 2026, the plaintiffs in the Netherlands filed a notice of appeal of this dismissal to the Amsterdam Court of Appeal. Plaintiffs generally seek monetary damages, medical monitoring and attorneys’ fees.
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

AbbVie is seeking to enforce patent rights related to atogepant (a drug sold under the trademark Qulipta). Litigation was filed in the United States District Court for the District of New Jersey in December 2025 and January 2026 against Apotex Inc.; Macleods Pharmaceuticals Ltd. and Macleods Pharma USA, Inc.; Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc.; MSN Pharmaceuticals Inc., MSN Laboratories Private Limited, and MSN Life Sciences Private Limited; Hetero USA Inc., Hetero Labs Limited Unit-III, Hetero Labs Limited, and Honour Lab Limited; and Micro Labs Limited and Micro Labs USA, Inc. AbbVie alleges defendants’ proposed generic atogepant products infringe certain patents and seeks declaratory and injunctive relief.

2026 Form 10-Q |	19

Note 12 Segment Information

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
The CODM regularly reviews net revenues, net earnings and significant segment expenses and uses net earnings as its principal measure of segment profit or loss. Net earnings and significant segment expenses reviewed by the CODM are reported on the condensed consolidated statements of earnings for the periods ended March 31, 2026 and 2025. The CODM uses net earnings as its principal measure of segment profit or loss to compare past financial performance with current performance and analyze underlying business performance and trends. The CODM does not use segment assets to make decisions regarding resources; therefore, the total asset disclosure has not been included.
The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,

(in millions)		2026	2025
Immunology
Skyrizi	United States	$3,775	$2,919
	International	708	506
	Total	$4,483	$3,425
Rinvoq	United States	$1,405	$1,220
	International	714	498
	Total	$2,119	$1,718
Humira	United States	$357	$744
	International	331	377
	Total	$688	$1,121
Neuroscience
Vraylar	United States	$902	$763
	International	3	2
	Total	$905	$765
Botox Therapeutic	United States	$842	$723
	International	167	143
	Total	$1,009	$866
Ubrelvy	United States	$330	$233
	International	9	7
	Total	$339	$240
Qulipta	United States	$250	$172
	International	46	21
	Total	$296	$193
Vyalev	United States	$89	$6
	International	112	57
	Total	$201	$63
Other Neuroscience	United States	$46	$75
	International	79	80
	Total	$125	$155
Oncology
Venclexta	United States	$341	$312
	International	429	353
	Total	$770	$665

2026 Form 10-Q |	20

		Three months ended March 31,

(in millions)		2026	2025
Imbruvica	United States	$332	$529
	Collaboration revenues	224	209
	Total	$556	$738
Elahere	United States	$160	$165
	International	38	14
	Total	$198	$179
Epkinly	Collaboration revenues	$51	$36
	International	32	15
	Total	$83	$51
Other Oncology	United States	$24	$—
Aesthetics
Botox Cosmetic	United States	$371	$295
	International	297	261
	Total	$668	$556
Juvederm Collection	United States	$85	$75
	International	147	156
	Total	$232	$231
Other Aesthetics	United States	$248	$270
	International	38	45
	Total	$286	$315
Other Key Products
Mavyret	United States	$183	$142
	International	168	164
	Total	$351	$306
Creon	United States	$361	$355
Linzess	United States	$272	$139
	International	11	9
	Total	$283	$148
All other		$1,025	$1,253
Total net revenues		$15,002	$13,343
See the following for additional information about certain income and expenses included in net earnings: intangible assets amortization expense (Note 6), change in fair value of contingent consideration (Note 7), interest income and expense (Note 2), depreciation expense (Note 2), litigation matters (Note 11) and income tax expense (Note 10).

2026 Form 10-Q |	21

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of March 31, 2026 and December 31, 2025 and the results of operations for the three months ended March 31, 2026 and 2025. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
2026 Strategic Objectives
AbbVie's mission is to discover and develop innovative medicines and products that solve serious health issues today and address the medical challenges of tomorrow while achieving top-tier financial performance through outstanding execution. AbbVie intends to execute its strategy and advance its mission in a number of ways, including: (i) maximizing the benefits of a diversified revenue base with multiple long-term growth drivers; (ii) leveraging AbbVie's commercial strength and international infrastructure across therapeutic areas and ensuring strong commercial execution of new product launches as well as continued investment in key on-market products; (iii) continuing to invest in and expand its pipeline in support of opportunities in immunology, neuroscience, oncology and aesthetics as well as new sources of growth such as obesity; (iv) generating substantial operating cash flows to support investments in innovative research and development and returning cash to shareholders via a strong and growing dividend while maintaining a strong investment grade credit rating. In addition, AbbVie anticipates several regulatory submissions, approvals and data readouts from key clinical trials in the next 12 months.
Financial Results
The company’s financial performance for the three months ended March 31, 2026 included delivering worldwide net revenues of $15.0 billion, operating earnings of $4.0 billion, diluted earnings per share of $0.39 and cash flows from operations of $3.8 billion. Worldwide net revenues increased 12% on a reported basis and 10% on a constant currency basis.
Financial results for the three months ended March 31, 2026 also included the following costs: (i) $1.7 billion related to the amortization of intangible assets; and (ii) $2.4 billion for the change in fair value of contingent consideration liabilities. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.

2026 Form 10-Q |	22

Recent Events
Regulatory Environment
In January 2026, AbbVie announced a voluntary agreement with the U.S. government to further advance access and affordability of AbbVie’s products in the U.S. while protecting and investing in U.S. pharmaceutical innovation. AbbVie will provide low prices in Medicaid and expand affordable, direct-to-patient offerings. Additionally, AbbVie pledged $100 billion in U.S.-based research and development and capital investments, including manufacturing, over the next decade. Under this voluntary agreement, the U.S. government has agreed to provide AbbVie a three-year exemption from tariffs and future price mandates.
The Inflation Reduction Act of 2022 has and will continue to have a significant impact on AbbVie’s business. In January 2026, the U.S. Department of Health and Human Services, through Centers for Medicare and Medicaid Service, selected Botox as one of 15 medicines subject to government-set prices in Medicare Parts B and D beginning in 2028.
U.S. Capital Investment
In 2026, AbbVie announced an investment to build a pharmaceutical manufacturing campus in North Carolina. The campus will integrate advanced manufacturing and laboratory technologies with artificial intelligence to support the production of immunology, neuroscience and oncology medicines. Additionally, AbbVie announced investments to add two new manufacturing facilities in Illinois to support next generation neuroscience and obesity medications as well as an agreement to acquire a device manufacturing facility in Arizona. These projects are part of AbbVie's plan to invest in the U.S. to broadly support innovation and expand critical manufacturing capabilities and capacity.
Research and Development
Research and innovation are the cornerstones of AbbVie’s business as a global biopharmaceutical company. AbbVie’s long-term success depends to a great extent on its ability to continue to discover and develop innovative products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies.
AbbVie’s pipeline currently includes approximately 90 compounds, devices or indications in development individually or under collaboration or license agreements. Of these programs, approximately 60 are in mid- and late-stage development. The company’s pipeline is focused on immunology, neuroscience, oncology and aesthetics as well as other specialties, including obesity.
The following sections summarize transitions of significant programs from mid-stage development to late-stage development as well as developments in significant late-stage and registrational programs. AbbVie expects multiple mid-stage programs to transition into late-stage programs in the next 12 months.
Significant Programs and Developments
Immunology
Skyrizi
•In February 2026, AbbVie announced positive topline results from the Phase 3 AFFIRM trial evaluating Skyrizi subcutaneous induction in adult patients with moderately to severely active Crohn’s disease (CD).
•In April 2026, AbbVie announced the submission of an application to the U.S. Food and Drug Administration (FDA) for Skyrizi for subcutaneous induction for the treatment of adult patients with moderately to severely active CD.
Rinvoq
•In February 2026, AbbVie announced the submission of applications for a new indication to the U.S. FDA and European Medicines Agency (EMA) for Rinvoq for the treatment of adult and adolescent patients with non-segmental vitiligo.
•In April 2026, AbbVie announced the submission of an application for a new indication to the U.S. FDA for Rinvoq for the treatment of adult and adolescent patients with severe alopecia areata (AA).

2026 Form 10-Q |	23

Oncology
Venclexta
•In February 2026, AbbVie announced that the U.S. FDA approved the combination regimen of Venclexta with acalabrutinib for the treatment of previously untreated adult patients with chronic lymphocytic leukemia (CLL).
Epkinly
•In January 2026, AbbVie announced topline results from the Phase 3 trial evaluating Epkinly compared to investigator's choice of chemoimmunotherapy in adult patients with relapsed/refractory (R/R) diffuse large B-cell lymphoma (DLBCL). The study demonstrated an improvement in progression free survival but did not demonstrate a statistically significant improvement in overall survival.
ABBV-706
•In April 2026, AbbVie initiated a Phase 3 trial to evaluate ABBV-706 versus standard of care in R/R small cell lung cancer (SCLC).
Aesthetics
TrenibotE
•In April 2026, AbbVie announced it received a Complete Response Letter (CRL) from the U.S. FDA regarding the Biologics License Application (BLA) for trenibotulinumtoxinE (TrenibotE) for the treatment of moderate to severe glabellar lines. In its letter, the FDA requested additional information about manufacturing processes. The CRL does not identify any safety or efficacy concerns for TrenibotE and does not request additional clinical studies.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

2026 Form 10-Q |	24

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

	Three months ended March 31,		Percent change
			At actual currency rates	At constant currency rates
(dollars in millions)	2026	2025
United States	$10,969	$9,979	9.9%	9.9%
International	4,033	3,364	19.9%	11.4%
Net revenues	$15,002	$13,343	12.4%	10.3%

2026 Form 10-Q |	25

The following table details AbbVie’s worldwide net revenues:

		Three months ended March 31,		Percent change
				At actual currency rates	At constant currency rates
(dollars in millions)		2026	2025
Immunology
Skyrizi	United States	$3,775	$2,919	29.3%	29.3%
	International	708	506	39.8%	28.0%
	Total	$4,483	$3,425	30.9%	29.2%
Rinvoq	United States	$1,405	$1,220	15.1%	15.1%
	International	714	498	43.4%	32.6%
	Total	$2,119	$1,718	23.3%	20.2%
Humira	United States	$357	$744	(52.0)%	(52.0)%
	International	331	377	(12.3)%	(17.4)%
	Total	$688	$1,121	(38.6)%	(40.3)%
Neuroscience
Vraylar	United States	$902	$763	18.2%	18.2%
	International	3	2	67.6%	58.9%
	Total	$905	$765	18.4%	18.4%
Botox Therapeutic	United States	$842	$723	16.5%	16.5%
	International	167	143	16.3%	6.7%
	Total	$1,009	$866	16.5%	14.9%
Ubrelvy	United States	$330	$233	41.7%	41.7%
	International	9	7	29.2%	22.9%
	Total	$339	$240	41.4%	41.2%
Qulipta	United States	$250	$172	45.4%	45.4%
	International	46	21	>100.0%	99.7%
	Total	$296	$193	53.6%	51.3%
Vyalev	United States	$89	$6	>100.0%	>100.0%
	International	112	57	98.3%	76.9%
	Total	$201	$63	>100.0%	>100.0%
Other Neuroscience	United States	$46	$75	(38.9)%	(38.9)%
	International	79	80	(1.5)%	(11.7)%
	Total	$125	$155	(19.6)%	(24.8)%
Oncology
Venclexta	United States	$341	$312	9.2%	9.2%
	International	429	353	21.4%	10.1%
	Total	$770	$665	15.7%	9.7%
Imbruvica	United States	$332	$529	(37.4)%	(37.4)%
	Collaboration revenues	224	209	7.2%	7.2%
	Total	$556	$738	(24.7)%	(24.7)%
Elahere	United States	$160	$165	(2.9)%	(2.9)%
	International	38	14	>100.0%	>100.0%
	Total	$198	$179	10.7%	8.3%
Epkinly	Collaboration revenues	$51	$36	40.4%	40.4%
	International	32	15	>100%	99.9%
	Total	$83	$51	62.0%	57.6%
Other Oncology	United States	$24	$—	n/m	n/m
Aesthetics
Botox Cosmetic	United States	$371	$295	25.8%	25.8%
	International	297	261	13.9%	7.1%
	Total	$668	$556	20.2%	17.0%
Juvederm Collection	United States	$85	$75	12.2%	12.2%
	International	147	156	(5.3)%	(10.3)%
	Total	$232	$231	0.4%	(2.9)%

2026 Form 10-Q |	26

		Three months ended March 31,		Percent change
				At actual currency rates	At constant currency rates
(dollars in millions)		2026	2025
Other Aesthetics	United States	$248	$270	(8.4)%	(8.4)%
	International	38	45	(15.7)%	(20.5)%
	Total	$286	$315	(9.4)%	(10.1)%
Other Key Products
Mavyret	United States	$183	$142	28.3%	28.3%
	International	168	164	2.4%	(8.6)%
	Total	$351	$306	14.5%	8.6%
Creon	United States	$361	$355	1.8%	1.8%
Linzess	United States	$272	$139	96.9%	96.9%
	International	11	9	12.7%	3.0%
	Total	$283	$148	91.5%	90.9%
All other		$1,025	$1,253	(18.1)%	(19.9)%
Total net revenues		$15,002	$13,343	12.4%	10.3%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Net revenues for Skyrizi increased 29% for the three months ended March 31, 2026 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Rinvoq increased 20% for the three months ended March 31, 2026 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Humira decreased 40% for the three months ended March 31, 2026 primarily driven by continued impact of direct biosimilar competition following the loss of exclusivity.
Net revenues for Vraylar increased 18% for the three months ended March 31, 2026 primarily driven by continued market share uptake as well as market growth.
Net revenues for Botox Therapeutic increased 15% for the three months ended March 31, 2026 primarily driven by market growth as well as continued market share uptake.
Net revenues for Ubrelvy increased 41% for the three months ended March 31, 2026 primarily driven by favorable pricing, continued market share uptake as well as market growth.
Net revenues for Qulipta increased 51% for the three months ended March 31, 2026 primarily driven by continued strong market share uptake as well as market growth.
Net revenues for Vyalev increased greater than 100% for the three months ended March 31, 2026 primarily driven by strong market share uptake.
Net revenues for Venclexta increased 10% for the three months ended March 31, 2026 primarily driven by increased demand.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 25% for the three months ended March 31, 2026 primarily driven by unfavorable pricing and decreased demand in the United States, partially offset by increased collaboration revenues.
Net revenues for Elahere increased 8% for the three months ended March 31, 2026 primarily driven by increased demand.
Net revenues for Botox Cosmetic increased 17% for the three months ended March 31, 2026 primarily driven by favorable pricing due to customer loyalty program changes in the United States in the prior year and the timing of customer inventory stocking.
Net revenues for Juvederm Collection decreased 3% for the three months ended March 31, 2026 primarily driven by decreased consumer demand, partially offset by favorable pricing due to customer loyalty program changes in the United States in the prior year and the timing of customer inventory stocking.

2026 Form 10-Q |	27

Gross Margin

	Three months ended March 31,
(dollars in millions)	2026	2025	% change
Gross margin	$10,784	$9,341	15%
as a % of net revenues	72%	70%
Gross margin as a percentage of net revenues increased for the three months ended March 31, 2026 compared to the prior year primarily due to higher net revenues and lower amortization of intangible assets.
Selling, General and Administrative

	Three months ended March 31,
(dollars in millions)	2026	2025	% change
Selling, general and administrative	$3,578	$3,293	9%
as a % of net revenues	24%	25%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues decreased for the three months ended March 31, 2026 compared to the prior year primarily due to leverage from net revenues growth partially offset by higher litigation reserve charges.
Research and Development

	Three months ended March 31,
(dollars in millions)	2026	2025	% change
Research and development	$2,472	$2,067	20%
as a % of net revenues	16%	15%
Research and development (R&D) expenses as a percentage of net revenues increased for the three months ended March 31, 2026 compared to the prior year primarily due to increased funding to support all stages of the company’s pipeline assets.
Acquired IPR&D and Milestones

	Three months ended March 31,
(in millions)	2026	2025
Upfront charges	$703	$246
Development milestones	41	2
Acquired IPR&D and milestones	$744	$248
Acquired IPR&D and milestones expense for the three months ended March 31, 2026 included an upfront charge of $650 million related to a license agreement with RemeGen Co, Ltd. See Note 4 to the Condensed Consolidated Financial Statements for additional information.
Other Non-Operating Expenses (Income)

	Three months ended March 31,
(in millions)	2026	2025
Interest expense	$717	$700
Interest income	(72)	(73)
Interest expense, net	$645	$627

Other expense, net	$2,306	$1,445
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $2.4 billion for the three months ended March 31, 2026 and $1.5 billion for the three months ended March 31, 2025. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including discount rates, the estimated amount

2026 Form 10-Q |	28

of future sales of the acquired products and other market-based factors. For the three months ended March 31, 2026, the change in fair value reflected higher estimated Skyrizi sales and the passage of time, partially offset by higher discount rates. For the three months ended March 31, 2025, the change in fair value reflected higher estimated Skyrizi sales, the passage of time and lower discount rates.
Income Tax Expense
The effective tax rate was 33% for the three months ended March 31, 2026 compared to 22% for the three months ended March 31, 2025. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to changes in fair value of contingent consideration and business development activities partially offset by the impact of foreign operations which reflect lower income tax rates in locations outside the United States. The increase in the effective tax rate for the three months ended March 31, 2026 over the prior year was primarily due to the increased impact of changes in fair value of contingent consideration and business development activities partially offset by changes in the impact of foreign operations.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
(in millions)	2026	2025
Cash flows provided by (used in):
Operating activities	$3,829	$1,635
Investing activities	(574)	(735)
Financing activities	919	(1,258)
Operating cash flows for the three months ended March 31, 2026 increased compared to the prior year primarily due to increased results from operations driven by higher net revenues, timing of working capital and lower payments related to litigation matters.
Investing cash flows for the three months ended March 31, 2026 included payments made for other acquisitions and investments, net of cash acquired of $266 million and capital expenditures of $265 million. Investing cash flows for the three months ended March 31, 2025 included $210 million cash consideration paid to acquire Nimble Therapeutics, Inc. offset by cash acquired of $6 million, payments made for other acquisitions and investments, net of cash acquired of $334 million and capital expenditures of $235 million.
Financing cash flows for the three months ended March 31, 2026 included the issuance of unsecured senior notes totaling $8.0 billion aggregate principal and the repayment of $2.0 billion aggregate principal of the 364-day term loan credit agreement. Financing cash flows for the three months ended March 31, 2025 included the issuance of unsecured senior notes totaling $4.0 billion aggregate principal and the repayment of $3.0 billion aggregate principal of the 3.80% senior notes.
Financing cash flows also included cash dividend payments of $3.1 billion for the three months ended March 31, 2026 and $2.9 billion for the three months ended March 31, 2025. The increase in cash dividend payments was primarily driven by the increase in the quarterly dividend rate.
On February 19, 2026, the company announced that its board of directors declared a quarterly dividend of $1.73 per share beginning with the dividend payable on May 15, 2026 to stockholders of record as of April 15, 2026. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 5 million shares for $1.1 billion during the three months ended March 31, 2026 and 3 million shares for $606 million during the three months ended March 31, 2025.
The company redeemed commercial paper during the three months ended March 31, 2026 and 2025, and issued commercial paper during the three months ended March 31, 2025. There were no commercial paper borrowings outstanding as of March 31, 2026 and commercial paper borrowings outstanding totaled $499 million as of December 31, 2025. AbbVie may issue additional commercial paper or redeem commercial paper to meet liquidity requirements as needed.

2026 Form 10-Q |	29

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
AbbVie has two revolving credit facilities available, including a $5.0 billion five-year revolving credit facility that matures in March 2028 and a $3.0 billion five-year revolving credit facility that matures in January 2030. The revolving credit facilities are available to support AbbVie’s commercial paper program and enable the company to borrow funds to meet liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At March 31, 2026, the company was in compliance with all covenants, and commitment fees under the revolving credit facilities were insignificant. No amounts were outstanding under the company's revolving credit facilities as of March 31, 2026 and December 31, 2025.
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
Credit Ratings
In February 2026, Moody’s Investors Service upgraded AbbVie’s senior unsecured long-term credit rating to A2 with a stable outlook from A3 with a positive outlook and upgraded AbbVie’s short-term credit rating to Prime-1 from Prime-2. There were no other changes in the company’s credit ratings during the three months ended March 31, 2026. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in the company’s application of its critical accounting policies during the three months ended March 31, 2026.
FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q are, or may be considered, forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions and uses of future or conditional verbs, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, but are not limited to challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, changes to laws and regulations applicable to AbbVie’s industry, the impact of global macroeconomic factors, such as economic downturns or uncertainty, international conflict, trade disputes, tariffs and other uncertainties and risks associated with global business operations. Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie’s operations is set forth in Item 1A, “Risk Factors,” in AbbVie’s Annual Report on Form 10-K for the year ended December 31, 2025, which has been filed with the Securities and Exchange Commission. AbbVie notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. AbbVie undertakes no obligation, and specifically declines, to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

2026 Form 10-Q |	30

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2025.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended March 31, 2026.
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

2026 Form 10-Q |	31

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 11 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	976	(1)	$222.49	(1)	—	$2,896,110,760
February 1, 2026 - February 28, 2026	909	(1)	$223.56	(1)	—	$2,896,110,760
March 1, 2026 - March 31, 2026	4,621,835	(1)	$230.40	(1)	4,621,000	$1,831,437,567
Total	4,623,720	(1)	$230.40	(1)	4,621,000	$1,831,437,567

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 976 in January; 909 in February; and 835 in March.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
ITEM 5. OTHER ITEMS

(c) Director and Officer Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2026 Form 10-Q |	32

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

10.1	Form of AbbVie Inc. Performance-Vested Restricted Stock Unit Agreement*

10.2	Form of AbbVie Inc. Performance Share Award Agreement*

10.3	Form of AbbVie Inc. Non-Qualified Stock Option Agreement.*

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on May 8, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

_______________________________________________________________________________
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

2026 Form 10-Q |	33

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Scott T. Reents
Scott T. Reents
Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2026

2026 Form 10-Q |	34