Form 10-Q
period 2026-06-30
AbbVie Inc.
filed 2026-08-03
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
As of July 27, 2026, AbbVie Inc. had 1,767,117,285 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net revenues	$16,990	$15,423	$31,992	$28,766

Cost of products sold	4,291	4,346	8,509	8,348
Selling, general and administrative	3,632	3,253	7,210	6,546
Research and development	2,344	2,131	4,816	4,198
Acquired IPR&D and milestones	291	823	1,035	1,071
Other operating income	—	(24)	—	(24)
Total operating costs and expenses	10,558	10,529	21,570	20,139
Operating earnings	6,432	4,894	10,422	8,627

Interest expense, net	679	678	1,324	1,305
Other expense, net	1,475	2,662	3,781	4,107
Earnings before income tax expense	4,278	1,554	5,317	3,215
Income tax expense	662	613	1,004	985
Net earnings	3,616	941	4,313	2,230
Net earnings attributable to noncontrolling interest	3	3	5	6
Net earnings attributable to AbbVie Inc.	$3,613	$938	$4,308	$2,224

Per share data
Basic earnings per share attributable to AbbVie Inc.	$2.04	$0.52	$2.42	$1.25
Diluted earnings per share attributable to AbbVie Inc.	$2.03	$0.52	$2.42	$1.24

Weighted-average basic shares outstanding	1,769	1,768	1,769	1,768
Weighted-average diluted shares outstanding	1,771	1,771	1,773	1,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Net earnings	$3,616	$941	$4,313	$2,230

Foreign currency translation adjustments, net of tax expense (benefit) of $(2) for the three months and $(7) for the six months ended June 30, 2026 and $33 for the three months and $50 for the six months ended June 30, 2025	(144)	1,051	(348)	1,538
Net investment hedging activities, net of tax expense (benefit) of $21 for the three months and $64 for the six months ended June 30, 2026 and $(192) for the three months and $(269) for the six months ended June 30, 2025	76	(698)	232	(981)
Pension and post-employment benefits, net of tax expense (benefit) of $2 for the three and six months ended June 30, 2026 and $— for the three and six months ended June 30, 2025	—	4	(1)	2
Cash flow hedging activities, net of tax expense (benefit) of $4 for the three and six months ended June 30, 2026 and $(16) for the three months and $(20) for the six months ended June 30, 2025	63	(153)	103	(172)
Other comprehensive income (loss)	(5)	204	(14)	387
Comprehensive income	3,611	1,145	4,299	2,617
Comprehensive income attributable to noncontrolling interest	3	3	5	6
Comprehensive income attributable to AbbVie Inc.	$3,608	$1,142	$4,294	$2,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and equivalents	$6,569	$5,229
Accounts receivable, net	13,824	12,589
Inventories	5,127	4,951
Prepaid expenses and other	8,149	6,293
Total current assets	33,669	29,062

Investments	266	268
Property and equipment, net	5,796	5,628
Intangible assets, net	49,139	52,641
Goodwill	35,519	35,640
Other assets	10,726	10,721
Total assets	$135,115	$133,960

Liabilities and Equity (Deficit)
Current liabilities
Short-term borrowings	$—	$2,499
Current portion of long-term debt	8,341	6,056
Accounts payable and accrued liabilities	33,301	34,734
Total current liabilities	41,642	43,289

Long-term debt	62,481	58,941
Deferred income taxes	2,277	2,389
Other long-term liabilities	34,603	32,569

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,844,174,521 shares issued as of June 30, 2026 and 1,838,678,628 as of December 31, 2025	18	18
Common stock held in treasury, at cost, 77,105,240 shares as of June 30, 2026 and 70,802,593 as of December 31, 2025	(10,618)	(9,146)
Additional paid-in capital	23,156	22,495
Accumulated deficit	(17,333)	(15,493)
Accumulated other comprehensive loss	(1,158)	(1,144)
Total stockholders' deficit	(5,935)	(3,270)
Noncontrolling interest	47	42
Total deficit	(5,888)	(3,228)

Total liabilities and equity (deficit)	$135,115	$133,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit) (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at March 31, 2025	1,766	$18	$(9,137)	$21,808	$(9,527)	$(1,742)	$42	$1,462
Net earnings attributable to AbbVie Inc.	—	—	—	—	938	—	—	938
Other comprehensive income, net of tax	—	—	—	—	—	204	—	204
Dividends declared	—	—	—	—	(2,914)	—	—	(2,914)
Purchases of treasury stock	—	—	(10)	—	—	—	—	(10)
Stock-based compensation plans and other	—	—	—	179	—	—	—	179
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at June 30, 2025	1,766	$18	$(9,147)	$21,987	$(11,503)	$(1,538)	$45	$(138)

Balance at March 31, 2026	1,767	$18	$(10,611)	$22,962	$(17,872)	$(1,153)	$44	$(6,612)
Net earnings attributable to AbbVie Inc.	—	—	—	—	3,613	—	—	3,613
Other comprehensive loss, net of tax	—	—	—	—	—	(5)	—	(5)
Dividends declared	—	—	—	—	(3,074)	—	—	(3,074)
Purchases of treasury stock	—	—	(9)	—	—	—	—	(9)
Stock-based compensation plans and other	—	—	2	194	—	—	—	196
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at June 30, 2026	1,767	$18	$(10,618)	$23,156	$(17,333)	$(1,158)	$47	$(5,888)

Balance at December 31, 2024	1,765	$18	$(8,201)	$21,333	$(7,900)	$(1,925)	$39	$3,364
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,224	—	—	2,224
Other comprehensive income, net of tax	—	—	—	—	—	387	—	387
Dividends declared	—	—	—	—	(5,827)	—	—	(5,827)
Purchases of treasury stock	(5)	—	(973)	—	—	—	—	(973)
Stock-based compensation plans and other	6	—	27	654	—	—	—	681
Change in noncontrolling interest	—	—	—	—	—	—	6	6
Balance at June 30, 2025	1,766	$18	$(9,147)	$21,987	$(11,503)	$(1,538)	$45	$(138)

Balance at December 31, 2025	1,768	$18	$(9,146)	$22,495	$(15,493)	$(1,144)	$42	$(3,228)
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,308	—	—	4,308
Other comprehensive loss, net of tax	—	—	—	—	—	(14)	—	(14)
Dividends declared	—	—	—	—	(6,148)	—	—	(6,148)
Purchases of treasury stock	(6)	—	(1,498)	—	—	—	—	(1,498)
Stock-based compensation plans and other	5	—	26	661	—	—	—	687
Change in noncontrolling interest	—	—	—	—	—	—	5	5
Balance at June 30, 2026	1,767	$18	$(10,618)	$23,156	$(17,333)	$(1,158)	$47	$(5,888)

The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in millions) (brackets denote cash outflows)	2026	2025
Cash flows from operating activities
Net earnings	$4,313	$2,230
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	382	367
Amortization of intangible assets	3,437	3,722
Deferred income taxes	(58)	(300)
Change in fair value of contingent consideration liabilities	3,905	4,313
Payments of contingent consideration liabilities	(1,784)	(1,408)
Stock-based compensation	610	589
Acquired IPR&D and milestones	1,035	1,071
Non-cash litigation reserve adjustments, net of cash payments	86	(750)
Other, net	(18)	96
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,282)	(1,496)
Inventories	(327)	(211)
Prepaid expenses and other assets	(338)	(257)
Accounts payable and other liabilities	(392)	(181)
Income tax assets and liabilities, net	(2,304)	(997)
Cash flows from operating activities	7,265	6,788

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	—	(204)
Other acquisitions and investments, net of cash acquired	(1,090)	(1,274)
Acquisitions of property and equipment	(587)	(504)
Other, net	(94)	66
Cash flows from investing activities	(1,771)	(1,916)

Cash flows from financing activities
Net change in commercial paper borrowings with original maturities of three months or less	(499)	1,549
Proceeds from issuance of other short-term borrowings	—	4,007
Repayments of other short-term borrowings	(2,000)	—
Proceeds from issuance of long-term debt	7,991	3,994
Repayments of long-term debt	(2,000)	(6,780)
Dividends paid	(6,156)	(5,835)
Purchases of treasury stock	(1,498)	(973)
Other, net	27	70
Cash flows from financing activities	(4,135)	(3,968)

Effect of exchange rate changes on cash and equivalents	(19)	39
Net change in cash and equivalents	1,340	943
Cash and equivalents, beginning of period	5,229	5,524

Cash and equivalents, end of period	$6,569	$6,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	5

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
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Interest expense	$746	$740	$1,463	$1,440
Interest income	(67)	(62)	(139)	(135)
Interest expense, net	$679	$678	$1,324	$1,305
Inventories

(in millions)	June 30, 2026	December 31, 2025
Finished goods	$1,671	$1,580
Work-in-process	2,316	2,287
Raw materials	1,140	1,084
Inventories	$5,127	$4,951

2026 Form 10-Q |	6

Property and Equipment, Net

(in millions)	June 30, 2026	December 31, 2025
Property and equipment, gross	$13,955	$13,530
Accumulated depreciation	(8,159)	(7,902)
Property and equipment, net	$5,796	$5,628
Depreciation expense was $194 million for the three months and $382 million for the six months ended June 30, 2026 and $186 million for the three months and $367 million for the six months ended June 30, 2025.
Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Basic EPS
Net earnings attributable to AbbVie Inc.	$3,613	$938	$4,308	$2,224
Earnings allocated to participating securities	12	10	20	20
Earnings available to common shareholders	$3,601	$928	$4,288	$2,204
Weighted-average basic shares outstanding	1,769	1,768	1,769	1,768
Basic earnings per share attributable to AbbVie Inc.	$2.04	$0.52	$2.42	$1.25

Diluted EPS
Net earnings attributable to AbbVie Inc.	$3,613	$938	$4,308	$2,224
Earnings allocated to participating securities	12	10	20	20
Earnings available to common shareholders	$3,601	$928	$4,288	$2,204
Weighted-average shares of common stock outstanding	1,769	1,768	1,769	1,768
Effect of dilutive securities	2	3	4	4
Weighted-average diluted shares outstanding	1,771	1,771	1,773	1,772
Diluted earnings per share attributable to AbbVie Inc.	$2.03	$0.52	$2.42	$1.24
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Proposed Acquisition of Apogee Therapeutics, Inc.
In June 2026, AbbVie announced that it entered into a definitive agreement to acquire Apogee Therapeutics, Inc. (Apogee). Apogee is a clinical-stage biotechnology company advancing novel biologics with potential for differentiated efficacy and dosing for the treatment of atopic dermatitis, asthma and other inflammatory conditions. Under the terms of the agreement, AbbVie will acquire all outstanding shares of Apogee for $135.11 per share in cash for a total value of approximately $10.9 billion. The transaction is expected to close in the third quarter of 2026, subject to regulatory approvals and other customary closing conditions including Apogee shareholder approval.

2026 Form 10-Q |	7

Acquisition of Nimble Therapeutics, Inc.
In January 2025, AbbVie completed its acquisition of Nimble Therapeutics, Inc. (Nimble). Nimble is a biotechnology company dedicated to delivering on the promise of oral peptide therapeutics and its lead asset, an investigational oral peptide IL23R inhibitor in development for the treatment of psoriasis. The aggregate purchase price of $288 million was comprised of a $210 million upfront cash payment and $78 million for the acquisition date fair value of contingent consideration liabilities, for which AbbVie may owe up to $130 million in future payments upon achievement of certain development milestones. The transaction was accounted for as a business combination using the acquisition method of accounting.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments, net of cash acquired totaled $1.1 billion for the six months ended June 30, 2026 and $1.3 billion for the six months ended June 30, 2025.
The following table summarizes acquired in-process research and development (IPR&D) and milestones expense:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Upfront charges	$145	$705	$848	$951
Development milestones	146	118	187	120
Acquired IPR&D and milestones	$291	$823	$1,035	$1,071
RemeGen Co., Ltd.
In March 2026, AbbVie entered into a license agreement with RemeGen Co., Ltd. (RemeGen). Under the terms of the agreement, AbbVie received an exclusive global license excluding China to develop, manufacture and commercialize RC148 (ABBV-1480), a novel investigational Programmed Cell Death-1 (PD-1)/Vascular Endothelial Growth Factor (VEGF)-targeted bispecific antibody in development for the treatment of multiple advanced solid tumors. The upfront payment of $650 million was recorded in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the first quarter of 2026. AbbVie could make additional payments of up to $5.0 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties.
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
AbbVie entered into other individually insignificant collaborations, licensing agreements or other asset acquisitions in which the related upfront payments were recorded in acquired IPR&D and milestones expense.

2026 Form 10-Q |	8

Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended June 30, 2026 and 2025.
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
AbbVie manufactures and distributes Venclexta globally and is the principal in the end-customer product sales. Sales of Venclexta are included in AbbVie’s net revenues. Genentech’s share of United States profits is included in AbbVie’s cost of products sold. AbbVie records sales and marketing costs associated with the United States collaboration as part of selling, general and administrative (SG&A) expenses and global development costs as part of research and development (R&D) expenses, net of Genentech’s share. Royalties paid for Venclexta revenues outside the United States are also included in AbbVie’s cost of products sold. Genentech’s share of profits, including royalties, was $298 million for the three months and $582 million for the six months ended June 30, 2026 and $262 million for the three months and $504 million for the six months ended June 30, 2025. Sales and marketing and development costs for the three and six months ended June 30, 2026 and 2025 were insignificant.
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
In the United States, both parties have co-exclusive rights to commercialize Imbruvica; however, AbbVie is the principal in the end-customer product sales. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of Imbruvica. Sales of Imbruvica are included in AbbVie's net revenues. Janssen's share of profits is included in AbbVie's cost of products sold. Other costs incurred under the collaboration are reported in their respective expense line items, net of Janssen's share. In the United States, Janssen’s share of profits was $157 million for the three months and $310 million for the six months ended June 30, 2026 and $253 million for the three months and $500 million for the six months ended June 30, 2025. Other costs for the three and six months ended June 30, 2026 and 2025 were insignificant.
Outside the United States, Janssen is responsible for and has exclusive rights to commercialize Imbruvica. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of products. AbbVie's share of profits is included in AbbVie's net revenues. Other costs incurred under the collaboration are reported in their respective expense line items, net of Janssen's share. Outside the United States, AbbVie’s share of profits was $195 million for the three months and $419 million for the six months ended June 30, 2026 and $211 million for the three months and $420 million for the six months ended June 30, 2025. Other costs for the three and six months ended June 30, 2026 and 2025 were insignificant.
Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2025	$35,640
Foreign currency translation adjustments	(121)
Balance as of June 30, 2026	$35,519

2026 Form 10-Q |	9

Intangible Assets, Net
The following table summarizes intangible assets:

	June 30, 2026			December 31, 2025
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$81,968	$(37,891)	$44,077	$81,239	$(34,849)	$46,390
License agreements	8,359	(7,698)	661	8,353	(7,383)	970
Total definite-lived intangible assets	90,327	(45,589)	44,738	89,592	(42,232)	47,360
Indefinite-lived intangible assets	4,401	—	4,401	5,281	—	5,281
Total intangible assets, net	$94,728	$(45,589)	$49,139	$94,873	$(42,232)	$52,641
Amortization expense was $1.7 billion for the three months and $3.4 billion for the six months ended June 30, 2026 and $1.9 billion for the three months and $3.7 billion for the six months ended June 30, 2025. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
Note 7 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $3.8 billion at June 30, 2026 and $2.5 billion at December 31, 2025, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 24 months. Accumulated gains and losses as of June 30, 2026 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated debt, trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are recognized in other expense, net in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $9.2 billion at June 30, 2026 and December 31, 2025.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €3.1 billion at June 30, 2026 and December 31, 2025. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €6.7 billion, SEK1.4 billion, CAD800 million and CHF80 million at June 30, 2026 and €6.5 billion, SEK1.4 billion, CAD500 million and CHF80 million at December 31, 2025. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $3.3 billion at June 30, 2026 and $1.8 billion at December 31, 2025. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
The company is a party to interest rate swap contracts designated as cash flow hedges with notional amounts totaling $750 million at June 30, 2026. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of

2026 Form 10-Q |	10

the floating-rate debt. AbbVie records the contracts at fair value and includes accumulated gains or losses in AOCI which it reclassifies to interest expense, net over the lives of the floating-rate debt.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.
The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	June 30, 2026	December 31, 2025	Balance sheet caption	June 30, 2026	December 31, 2025
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$100	$35	Accounts payable and accrued liabilities	$15	$51
Designated as cash flow hedges	Other assets	12	1	Other long-term liabilities	1	—
Designated as net investment hedges	Prepaid expenses and other	66	—	Accounts payable and accrued liabilities	54	220
Designated as net investment hedges	Other assets	7	—	Other long-term liabilities	92	228
Not designated as hedges	Prepaid expenses and other	75	25	Accounts payable and accrued liabilities	59	20
Interest rate swap contracts
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	9	21
Designated as fair value hedges	Other assets	10	30	Other long-term liabilities	54	—
Designated as cash flow hedges	Other assets	9	—	Other long-term liabilities	—	—
Total derivatives		$279	$91		$284	$540
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Foreign currency forward exchange contracts
Designated as cash flow hedges	$62	$(135)	$96	$(154)
Designated as net investment hedges	90	(570)	266	(763)
Interest rate swap contracts designated as cash flow hedges	5	—	10	—
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $45 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $23 million into interest expense, net for other cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax gains of $43 million for the three months and $103 million for the six months ended June 30, 2026 and pre-tax losses of $283 million for the three months and $416 million for the six months ended June 30, 2025.

2026 Form 10-Q |	11

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 9 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended June 30,		Six months ended June 30,
(in millions)	Statement of earnings caption	2026	2025	2026	2025
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$(6)	$29	$(13)	$28
Designated as net investment hedges	Interest expense, net	36	37	73	71
Not designated as hedges	Other expense, net	1	(17)	13	(46)
Interest rate swap contracts
Designated as fair value hedges	Interest expense, net	(21)	47	(62)	102
Debt designated as hedged item in fair value hedges	Interest expense, net	21	(47)	62	(102)
Other	Interest expense, net	6	5	12	10
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
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
		Basis of fair value measurement				Basis of fair value measurement
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents	$6,569	$6,226	$343	$—	$5,229	$4,868	$361	$—
Money market funds and time deposits	6	—	6	—	10	—	10	—
Debt securities	17	—	17	—	24	—	24	—
Equity securities	86	38	48	—	103	62	41	—
Interest rate swap contracts	19	—	19	—	30	—	30	—
Foreign currency contracts	260	—	260	—	61	—	61	—
Total assets	$6,957	$6,264	$693	$—	$5,457	$4,930	$527	$—
Liabilities
Interest rate swap contracts	$63	$—	$63	$—	$21	$—	$21	$—
Foreign currency contracts	221	—	221	—	519	—	519	—
Financing liability	403	—	—	403	378	—	—	378
Contingent consideration	27,495	—	—	27,495	25,374	—	—	25,374
Total liabilities	$28,182	$—	$284	$27,898	$26,292	$—	$540	$25,752
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

2026 Form 10-Q |	12

The financing liability is related to financing arrangements which the company elected to account for in accordance with the fair value option, as permitted under ASC 825 Financial Instruments. The fair value measurement of the financing liability was determined based on significant unobservable inputs. Potential payments are estimated by applying a probability-weighted expected payment model, which are then discounted to present value. Changes to the fair value of the financing liability can result from changes to one or a number of inputs, including discount rates, estimated probabilities and timing of achieving milestones and estimated amounts of future sales. The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings and the change in fair value attributable to instrument-specific credit risk is recognized in other comprehensive income (loss). Changes in fair value recognized in other expense, net and in other comprehensive income (loss) for the three and six months ended June 30, 2026 and June 30, 2025 were insignificant.
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
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	June 30, 2026		December 31, 2025
	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	4.2% - 5.5%	4.5%	3.7% - 4.8%	4.0%
Probability of payment for royalties by indication(b)	38% - 100%	93%	100%	100%
Projected year of payments(c)	2026 - 2044	2030	2026 - 2037	2030
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) At June 30, 2026, the estimated probability of payment was 100% for approved Skyrizi indications and 38% for pipeline assets in combination with Skyrizi based on the weighted probabilities of achieving regulatory approval. Excludes early-stage pipeline assets with 0% estimated probability of payment.
(c) At June 30, 2026, the projected year of payments ends in 2037 for Skyrizi and in 2044 for pipeline assets in combination with Skyrizi.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Six months ended June 30,
(in millions)	2026	2025
Beginning balance	$25,374	$21,666
Additions(a)	—	78
Change in fair value recognized in net earnings	3,905	4,313
Payments	(1,784)	(1,408)
Ending balance	$27,495	$24,649
(a) Additions during the six months ended June 30, 2025, represent contingent consideration liabilities related to the Nimble acquisition.
The change in fair value is recorded in other expense, net in the condensed consolidated statements of earnings.

2026 Form 10-Q |	13

Certain financial instruments are carried at historical cost or some basis other than fair value. The book value, fair value and bases used to measure the approximate fair values of certain financial instruments as of June 30, 2026 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Fair value	Level 1	Level 2	Level 3
Liabilities
Current portion of long-term debt (a)	$8,264	$8,258	$6,239	$2,019	$—
Long-term debt (a)	62,238	58,500	58,086	414	—
Total liabilities	$70,502	$66,758	$64,325	$2,433	$—
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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $162 million as of June 30, 2026 and $159 million as of December 31, 2025. No significant cumulative upward or downward adjustments have been recorded for these investments as of June 30, 2026.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 82% as of June 30, 2026 and 84% as of December 31, 2025, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.

2026 Form 10-Q |	14

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
In May 2026, the company repaid $2.0 billion aggregate principal amount of 3.20% senior notes at maturity.
In February 2025, the company issued $4.0 billion aggregate principal amount of unsecured senior notes.
In March 2025, the company repaid $3.0 billion aggregate principal amount of 3.80% senior notes at maturity.
In May 2025, the company repaid $3.8 billion aggregate principal amount of 3.60% senior notes at maturity.
Financing related to the proposed acquisition of Apogee
Subsequent to June 30, 2026, in connection with the proposed acquisition of Apogee, AbbVie entered into a $10.0 billion 364-day senior unsecured term loan facility. No amounts have been drawn under the term loan facility as of the date of filing of this Quarterly Report on Form 10-Q.
Short-Term Borrowings
There were no commercial paper borrowings outstanding as of June 30, 2026 and $499 million as of December 31, 2025. The weighted-average interest rate on commercial paper borrowings was 3.85% for the six months ended June 30, 2026 and 4.64% for the six months ended June 30, 2025.
In April 2025, the company entered into a $4.0 billion 364-day term loan credit agreement. In May 2025, the company borrowed $2.0 billion under this term loan credit agreement which was outstanding and included in short-term borrowings as of December 31, 2025. In March 2026, the company repaid the $2.0 billion amount outstanding under this term loan credit agreement and terminated the agreement.
AbbVie has two revolving credit facilities available, including a $5.0 billion five-year revolving credit facility that matures in March 2028 and a $3.0 billion five-year revolving credit facility that matures in January 2030. The revolving credit facilities are available to support AbbVie’s commercial paper program and enable the company to borrow funds to meet liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At June 30, 2026, the company was in compliance with all covenants, and commitment fees under the revolving credit facilities were insignificant. No amounts were outstanding under the company's revolving credit facilities as of June 30, 2026 and December 31, 2025.

2026 Form 10-Q |	15

Note 8 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post-employment plans
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$68	$68	$131	$131	$10	$10	$21	$20
Interest cost	128	124	250	241	10	11	21	22
Expected return on plan assets	(222)	(208)	(446)	(414)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(9)	(9)	(18)	(18)
Amortization of actuarial loss	12	10	20	16	2	2	4	4
Net periodic benefit cost (credit)	$(14)	$(6)	$(45)	$(26)	$13	$14	$28	$28
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
Note 9 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the AbbVie Amended and Restated 2013 Incentive Stock Program and is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Cost of products sold	$9	$11	$34	$33
Research and development	66	79	248	239
Selling, general and administrative	91	89	328	317
Pre-tax compensation expense	166	179	610	589
Tax benefit	(29)	(34)	(104)	(104)
After-tax compensation expense	$137	$145	$506	$485
Stock Options
During the six months ended June 30, 2026, primarily in connection with the company's annual grant, AbbVie granted 0.4 million stock options with a weighted-average grant-date fair value of $48.38. As of June 30, 2026, $11 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the six months ended June 30, 2026, primarily in connection with the company's annual grant, AbbVie granted 4.5 million RSUs and performance shares with a weighted-average grant-date fair value of $229.77. As of June 30, 2026, $1.0 billion of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.

2026 Form 10-Q |	16

Cash Dividends
The following table summarizes quarterly cash dividends declared during 2026 and 2025:

2026			2025
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
06/18/26	08/14/26	$1.73	10/31/25	02/17/26	$1.73
02/19/26	05/15/26	$1.73	09/05/25	11/14/25	$1.64
			06/20/25	08/15/25	$1.64
			02/13/25	05/15/25	$1.64
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
AbbVie repurchased 5 million shares for $1.1 billion during the six months ended June 30, 2026 and 3 million shares for $606 million during the six months ended June 30, 2025. AbbVie's remaining stock repurchase authorization was approximately $1.8 billion as of June 30, 2026.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2026:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2025	$(633)	$(422)	$(243)	$154	$(1,144)
Other comprehensive income (loss) before reclassifications	(348)	290	(5)	96	33
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(58)	4	7	(47)
Net current-period other comprehensive income (loss)	(348)	232	(1)	103	(14)
Balance as of June 30, 2026	$(981)	$(190)	$(244)	$257	$(1,158)
Other comprehensive loss for the six months ended June 30, 2026 included foreign currency translation adjustments totaling a loss of $348 million principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling a gain of $232 million.

2026 Form 10-Q |	17

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
The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
(in millions) (brackets denote gains)	2026	2025	2026	2025
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(36)	$(37)	$(73)	$(71)
Tax expense	7	8	15	15
Total reclassifications, net of tax	$(29)	$(29)	$(58)	$(56)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$5	$3	$6	$2
Tax benefit	(2)	(1)	(2)	(1)
Total reclassifications, net of tax	$3	$2	$4	$1
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(c)	$6	$(29)	$13	$(28)
Other(a)	(6)	(5)	(12)	(10)
Tax expense	3	6	6	8
Total reclassifications, net of tax	$3	$(28)	$7	$(30)
(a) Amounts are included in interest expense, net (see Note 7).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 8).
(c) Amounts are included in cost of products sold (see Note 7).
Note 10 Income Taxes

The effective tax rate was 15% for the three months and 19% for the six months ended June 30, 2026 compared to 39% for the three months and 31% for the six months ended June 30, 2025. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflect lower income tax rates in locations outside the United States partially offset by changes in fair value of contingent consideration and business development activities. The decrease in the effective tax rate for the three and six months ended June 30, 2026 over the prior year was primarily due to the decreased impact of changes in fair value of contingent consideration and business development activities. The decrease in the effective tax rate for the three months ended June 30, 2026 over the prior year was partially offset by changes in the impact of foreign operations.

2026 Form 10-Q |	18

Note 11 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $1.7 billion as of June 30, 2026 and $1.6 billion as of December 31, 2025. For litigation matters discussed below for which a loss is probable or reasonably possible, the company is unable to estimate the possible loss or range of loss, if any, beyond the amounts accrued. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 215 lawsuits are pending against Allergan in federal and state courts. Most of the federal court lawsuits are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 20 of the lawsuits are pending in various state courts. The plaintiffs in these lawsuits, which include counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 215 lawsuits, approximately 20 of them are brought by counties, cities and other municipal entities, approximately 5 of which are in the process of being dismissed pursuant to the previously announced settlement.
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
Lawsuits are pending against various Allergan entities in the United States and other countries including Australia, Brazil, Canada and South Korea, in which plaintiffs generally allege that they developed, or may develop, breast implant-associated anaplastic large cell lymphoma (ALCL) or other injuries from Allergan’s Biocell textured breast implants, which were voluntarily withdrawn from worldwide markets in 2019. In June 2026, AbbVie reached an agreement to resolve substantially all the United States-based ALCL lawsuits, which will be dismissed with prejudice. Approximately 1,300 other lawsuits are coordinated for pre-trial purposes in the United States District Court for the District of New Jersey under the MDL rules as In re: Allergan Biocell Textured Breast Implant Product Liability Litigation, MDL No. 2921; approximately 475 other lawsuits are pending in various U.S. state courts; and approximately 1,080 lawsuits are pending in other countries. In December 2025, the Amsterdam District Court dismissed all claims pending against Allergan and affiliated entities in the Netherlands. In March 2026, the plaintiffs in the Netherlands filed a notice of appeal of this dismissal to the Amsterdam Court of Appeal. Plaintiffs generally seek monetary damages, medical monitoring and attorneys’ fees.

2026 Form 10-Q |	19

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
Intellectual Property Litigation
AbbVie is seeking to enforce patent rights related to ubrogepant (a drug sold under the trademark Ubrelvy). Litigation was filed in the United States District Court for the District of New Jersey in March 2024 against Aurobindo Pharma U.S.A., Inc., Aurobindo Pharma Limited, and Apitoria Pharma Private Limited; Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited; and Hetero USA Inc., Hetero Labs Limited Unit-III, and Hetero Labs Limited. AbbVie alleges defendants’ proposed generic ubrogepant products infringe certain patents and seeks declaratory and injunctive relief. Merck Sharp & Dohme LLC, which exclusively licenses certain patents to AbbVie, is a co-plaintiff in the litigation.

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

2026 Form 10-Q |	20

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
The CODM regularly reviews net revenues, net earnings and significant segment expenses and uses net earnings as its principal measure of segment profit or loss. Net earnings and significant segment expenses reviewed by the CODM are reported on the condensed consolidated statements of earnings for the periods ended June 30, 2026 and 2025. The CODM uses net earnings as its principal measure of segment profit or loss to compare past financial performance with current performance and analyze underlying business performance and trends. The CODM does not use segment assets to make decisions regarding resources; therefore, the total asset disclosure has not been included.
The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Six months ended June 30,

(in millions)		2026	2025	2026	2025
Immunology
Skyrizi	United States	$4,767	$3,843	$8,542	$6,762
	International	738	580	1,446	1,086
	Total	$5,505	$4,423	$9,988	$7,848
Rinvoq	United States	$1,765	$1,452	$3,170	$2,672
	International	760	576	1,474	1,074
	Total	$2,525	$2,028	$4,644	$3,746
Humira	United States	$425	$802	$782	$1,546
	International	331	378	662	755
	Total	$756	$1,180	$1,444	$2,301
Neuroscience
Vraylar	United States	$1,068	$898	$1,970	$1,661
	International	3	2	6	4
	Total	$1,071	$900	$1,976	$1,665
Botox Therapeutic	United States	$864	$775	$1,706	$1,498
	International	178	153	345	296
	Total	$1,042	$928	$2,051	$1,794
Ubrelvy	United States	$379	$330	$709	$563
	International	13	8	22	15
	Total	$392	$338	$731	$578
Qulipta	United States	$289	$237	$539	$409
	International	61	30	107	51
	Total	$350	$267	$646	$460
Vyalev	United States	$128	$22	$217	$28
	International	128	76	240	133
	Total	$256	$98	$457	$161
Other Neuroscience	United States	$43	$71	$89	$146
	International	74	81	153	161
	Total	$117	$152	$242	$307
Oncology
Venclexta	United States	$369	$321	$710	$633
	International	402	370	831	723
	Total	$771	$691	$1,541	$1,356

2026 Form 10-Q |	21

		Three months ended June 30,		Six months ended June 30,

(in millions)		2026	2025	2026	2025
Imbruvica	United States	$337	$543	$669	$1,072
	Collaboration revenues	195	211	419	420
	Total	$532	$754	$1,088	$1,492
Elahere	United States	$161	$138	$321	$303
	International	50	21	88	35
	Total	$211	$159	$409	$338
Epkinly	Collaboration revenues	$64	$49	$115	$85
	International	39	21	71	36
	Total	$103	$70	$186	$121
Other Oncology	United States	$33	$2	$57	$2
Aesthetics
Botox Cosmetic	United States	$400	$410	$771	$705
	International	328	282	625	543
	Total	$728	$692	$1,396	$1,248
Juvederm Collection	United States	$103	$105	$188	$180
	International	142	155	289	311
	Total	$245	$260	$477	$491
Other Aesthetics	United States	$258	$282	$506	$552
	International	51	45	89	90
	Total	$309	$327	$595	$642
Other Key Products
Mavyret	United States	$133	$184	$316	$326
	International	162	191	330	355
	Total	$295	$375	$646	$681
Creon	United States	$345	$404	$706	$759
Linzess	United States	$283	$247	$555	$386
	International	12	11	23	20
	Total	$295	$258	$578	$406
All other		$1,109	$1,117	$2,134	$2,370
Total net revenues		$16,990	$15,423	$31,992	$28,766
See the following for additional information about certain income and expenses included in net earnings: intangible assets amortization expense (Note 6), change in fair value of contingent consideration (Note 7), interest income and expense (Note 2), depreciation expense (Note 2), litigation matters (Note 11) and income tax expense (Note 10).

2026 Form 10-Q |	22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of June 30, 2026 and December 31, 2025 and the results of operations for the three and six months ended June 30, 2026 and 2025. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed healthcare providers. In the United States (U.S.), AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market works through largely centralized national payer systems to agree on reimbursement terms. Certain products are co-marketed or co-promoted with other companies. AbbVie operates as a single global business segment.
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
Financial Results
The company’s financial performance for the six months ended June 30, 2026 included delivering worldwide net revenues of $32.0 billion, operating earnings of $10.4 billion, diluted earnings per share of $2.42 and cash flows from operations of $7.3 billion. Worldwide net revenues increased 11% on a reported basis and 10% on a constant currency basis.
Financial results for the six months ended June 30, 2026 also included the following costs: (i) $3.4 billion related to the amortization of intangible assets; and (ii) $3.9 billion for the change in fair value of contingent consideration liabilities. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.

2026 Form 10-Q |	23

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
The Inflation Reduction Act of 2022 has and will continue to have a significant impact on AbbVie’s business. In January 2026, the U.S. Department of Health and Human Services, through Centers for Medicare and Medicaid Services, selected Botox as one of 15 medicines subject to government-set prices in Medicare Parts B and D beginning in 2028.
U.S. Capital Investment
In 2026, AbbVie announced an investment to build a pharmaceutical manufacturing campus in North Carolina. The campus will integrate advanced manufacturing and laboratory technologies with artificial intelligence to support the production of immunology, neuroscience and oncology medicines. Additionally, AbbVie announced investments to add two new manufacturing facilities in Illinois to support next generation neuroscience and obesity medications as well as an agreement to acquire a device manufacturing facility in Arizona, which closed in July 2026. These projects are part of AbbVie's plan to invest in the U.S. to broadly support innovation and expand critical manufacturing capabilities and capacity.
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
•In June 2026, AbbVie announced the European Commission (EC) approved Skyrizi for the treatment of children six years of age and older with moderate-to-severe plaque psoriasis who are candidates for systemic therapy.
•In June 2026, AbbVie announced the U.S. FDA approved Skyrizi for the treatment of children six years of age and older with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy, or active psoriatic arthritis.
Rinvoq
•In February 2026, AbbVie announced the submission of an application for a new indication to the U.S. FDA for Rinvoq for the treatment of adult and adolescent patients with non-segmental vitiligo.
•In April 2026, AbbVie announced the submission of an application for a new indication to the U.S. FDA for Rinvoq for the treatment of adult and adolescent patients with severe alopecia areata.

2026 Form 10-Q |	24

•In July 2026, AbbVie announced the EC approved Rinvoq for the treatment of adult and adolescent patients with non-segmental vitiligo.
•In July 2026, AbbVie announced the EC approved Rinvoq for the treatment of adult and adolescent patients with severe alopecia areata.
Neuroscience
Qulipta
•In June 2026, AbbVie announced the EC approved Aquipta for the acute treatment of migraine in adults with or without aura.
Oncology
Venclexta
•In February 2026, AbbVie announced the U.S. FDA approved the combination regimen of Venclexta with acalabrutinib for the treatment of previously untreated adult patients with chronic lymphocytic leukemia (CLL).
•In May 2026, AbbVie announced the EC authorized an expanded label for Venclyxto to include use in combination with acalabrutinib (with or without obinutuzumab) and use in combination with Imbruvica for the treatment of adult patients with previously untreated CLL.
Epkinly
•In January 2026, AbbVie announced topline results from the Phase 3 EPCORE DLBCL-1 trial evaluating Epkinly compared to investigator's choice of chemoimmunotherapy in adult patients with relapsed/refractory (R/R) diffuse large B-cell lymphoma (DLBCL). The study did not demonstrate a statistically significant improvement in overall survival.
•In June 2026, AbbVie announced topline results from the Phase 3 EPCORE DLBCL-4 trial evaluating Epkinly plus lenalidomide compared to rituximab plus gemcitabine plus oxaliplatin in adult patients with R/R DLBCL who received at least one prior line of therapy. The study met its primary endpoint, demonstrating an improvement in progression free survival.
•In July 2026, AbbVie announced the EC granted marketing authorization for Tepkinly in combination with lenalidomide and rituximab for the treatment of adult patients with R/R follicular lymphoma (FL).
ABBV-706
•In April 2026, AbbVie initiated a Phase 3 trial to evaluate ABBV-706 versus standard of care in R/R small cell lung cancer (SCLC).
Decnupaz
•In May 2026, AbbVie announced the U.S. FDA approved Decnupaz (pivekimab sunirine-pvzy) for the treatment of adult patients with blastic plasmacytoid dendritic cell neoplasm (BPDCN).
Temab-A
•In June 2026, AbbVie initiated a Phase 3 trial to evaluate Temab-A plus bevacizumab versus LONSURF plus bevacizumab in refractory metastatic colorectal cancer.
Aesthetics
Boey
•In April 2026, AbbVie announced it received a Complete Response Letter (CRL) from the U.S. FDA regarding the Biologics License Application (BLA) for trenibotulinumtoxinE for the treatment of moderate to severe glabellar lines. In its letter, the FDA requested additional information about manufacturing processes. The CRL does not identify any safety or efficacy concerns for trenibotulinumtoxinE and does not request additional clinical studies.
•In July 2026, AbbVie announced the EC approved Boey (trenibotulinumtoxinE) for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients.

2026 Form 10-Q |	25

Juvederm Collection
•In June 2026, AbbVie announced the U.S. FDA approved Skinvive by Juvederm to reduce neck lines for the improvement of neck appearance in adults over the age of 21.
Other
Mavyret
•In June 2026, AbbVie announced the EC approved Maviret for the treatment of acute hepatitis C virus (HCV) infection in adults and children aged 3 years and older.
For a more comprehensive discussion of AbbVie’s products and pipeline, see the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

2026 Form 10-Q |	26

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

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2026	2025			2026	2025
United States	$12,861	$11,762	9.3%	9.3%	$23,830	$21,741	9.6%	9.6%
International	4,129	3,661	12.8%	10.2%	8,162	7,025	16.2%	10.7%
Net revenues	$16,990	$15,423	10.2%	9.5%	$31,992	$28,766	11.2%	9.9%

2026 Form 10-Q |	27

The following table details AbbVie’s worldwide net revenues:

		Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2026	2025			2026	2025
Immunology
Skyrizi	United States	$4,767	$3,843	24.0%	24.0%	$8,542	$6,762	26.3%	26.3%
	International	738	580	27.3%	24.2%	1,446	1,086	33.1%	26.0%
	Total	$5,505	$4,423	24.4%	24.0%	$9,988	$7,848	27.3%	26.3%
Rinvoq	United States	$1,765	$1,452	21.6%	21.6%	$3,170	$2,672	18.6%	18.6%
	International	760	576	31.9%	29.2%	1,474	1,074	37.3%	30.9%
	Total	$2,525	$2,028	24.5%	23.7%	$4,644	$3,746	24.0%	22.2%
Humira	United States	$425	$802	(47.0)%	(47.0)%	$782	$1,546	(49.4)%	(49.4)%
	International	331	378	(12.5)%	(13.2)%	662	755	(12.4)%	(15.3)%
	Total	$756	$1,180	(35.9)%	(36.1)%	$1,444	$2,301	(37.2)%	(38.2)%
Neuroscience
Vraylar	United States	$1,068	$898	18.9%	18.9%	$1,970	$1,661	18.6%	18.6%
	International	3	2	30.1%	28.5%	6	4	45.6%	41.1%
	Total	$1,071	$900	18.9%	18.9%	$1,976	$1,665	18.6%	18.6%
Botox Therapeutic	United States	$864	$775	11.4%	11.4%	$1,706	$1,498	13.9%	13.9%
	International	178	153	16.2%	12.5%	345	296	16.3%	9.7%
	Total	$1,042	$928	12.2%	11.6%	$2,051	$1,794	14.3%	13.2%
Ubrelvy	United States	$379	$330	15.0%	15.0%	$709	$563	26.1%	26.1%
	International	13	8	54.9%	52.5%	22	15	43.3%	39.1%
	Total	$392	$338	16.0%	15.9%	$731	$578	26.5%	26.4%
Qulipta	United States	$289	$237	22.1%	22.1%	$539	$409	31.9%	31.9%
	International	61	30	>100.0%	95.9%	107	51	>100.0%	97.5%
	Total	$350	$267	30.9%	30.3%	$646	$460	40.5%	39.2%
Vyalev	United States	$128	$22	>100.0%	>100.0%	$217	$28	>100.0%	>100.0%
	International	128	76	67.7%	62.2%	240	133	80.7%	68.4%
	Total	$256	$98	>100.0%	>100.0%	$457	$161	>100.0%	>100.0%
Other Neuroscience	United States	$43	$71	(38.6)%	(38.6)%	$89	$146	(38.8)%	(38.8)%
	International	74	81	(8.9)%	(12.4)%	153	161	(5.2)%	(12.0)%
	Total	$117	$152	(22.7)%	(24.6)%	$242	$307	(21.2)%	(24.8)%
Oncology
Venclexta	United States	$369	$321	14.8%	14.8%	$710	$633	12.0%	12.0%
	International	402	370	8.8%	5.0%	831	723	15.0%	7.5%
	Total	$771	$691	11.6%	9.6%	$1,541	$1,356	13.6%	9.6%
Imbruvica	United States	$337	$543	(37.8)%	(37.8)%	$669	$1,072	(37.6)%	(37.6)%
	Collaboration revenues	195	211	(7.8)%	(7.8)%	419	420	(0.3)%	(0.3)%
	Total	$532	$754	(29.4)%	(29.4)%	$1,088	$1,492	(27.1)%	(27.1)%
Elahere	United States	$161	$138	17.1%	17.1%	$321	$303	6.2%	6.2%
	International	50	21	>100.0%	>100.0%	88	35	>100.0%	>100.0%
	Total	$211	$159	33.1%	31.8%	$409	$338	21.2%	19.3%
Epkinly	Collaboration revenues	$64	$49	31.7%	31.7%	$115	$85	35.4%	35.4%
	International	39	21	81.5%	85.9%	71	36	95.3%	91.6%
	Total	$103	$70	46.8%	48.1%	$186	$121	53.3%	52.2%
Other Oncology	United States	$33	$2	>100.0%	>100.0%	$57	$2	>100.0%	>100.0%
Aesthetics
Botox Cosmetic	United States	$400	$410	(2.4)%	(2.4)%	$771	$705	9.4%	9.4%
	International	328	282	16.4%	12.1%	625	543	15.2%	9.7%
	Total	$728	$692	5.2%	3.4%	$1,396	$1,248	11.9%	9.5%
Juvederm Collection	United States	$103	$105	(2.0)%	(2.0)%	$188	$180	3.9%	3.9%
	International	142	155	(8.6)%	(9.7)%	289	311	(7.0)%	(10.0)%
	Total	$245	$260	(6.0)%	(6.6)%	$477	$491	(3.0)%	(4.9)%

2026 Form 10-Q |	28

Other Aesthetics	United States	$258	$282	(8.3)%	(8.3)%	$506	$552	(8.3)%	(8.3)%
	International	51	45	14.1%	11.8%	89	90	(0.9)%	(4.5)%
	Total	$309	$327	(5.2)%	(5.5)%	$595	$642	(7.3)%	(7.8)%
Other Key Products
Mavyret	United States	$133	$184	(27.7)%	(27.7)%	$316	$326	(3.2)%	(3.2)%
	International	162	191	(14.9)%	(16.9)%	330	355	(6.9)%	(13.0)%
	Total	$295	$375	(21.2)%	(22.2)%	$646	$681	(5.1)%	(8.3)%
Creon	United States	$345	$404	(14.7)%	(14.7)%	$706	$759	(7.0)%	(7.0)%
Linzess	United States	$283	$247	13.9%	13.9%	$555	$386	43.6%	43.6%
	International	12	11	14.7%	11.1%	23	20	13.7%	7.2%
	Total	$295	$258	13.9%	13.7%	$578	$406	42.1%	41.8%
All other		$1,109	$1,117	(0.7)%	(1.7)%	$2,134	$2,370	(9.9)%	(11.3)%
Total net revenues		$16,990	$15,423	10.2%	9.5%	$31,992	$28,766	11.2%	9.9%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Net revenues for Skyrizi increased 24% for the three months and 26% for the six months ended June 30, 2026 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Rinvoq increased 24% for the three months and 22% for the six months ended June 30, 2026 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Humira decreased 36% for the three months and 38% for the six months ended June 30, 2026 primarily driven by continued impact of direct biosimilar competition following the loss of exclusivity.
Net revenues for Vraylar increased 19% for the three and six months ended June 30, 2026 primarily driven by continued market share uptake and market growth as well as favorable pricing.
Net revenues for Botox Therapeutic increased 12% for the three months and 13% for the six months ended June 30, 2026 primarily driven by market growth as well as continued market share uptake.
Net revenues for Ubrelvy increased 16% for the three months and 26% for the six months ended June 30, 2026 primarily driven by continued market share uptake as well as market growth.
Net revenues for Qulipta increased 30% for the three months and 39% for the six months ended June 30, 2026 primarily driven by continued market share uptake as well as market growth.
Net revenues for Vyalev increased greater than 100% for the three and six months ended June 30, 2026 primarily driven by strong market share uptake.
Net revenues for Venclexta increased 10% for the three and six months ended June 30, 2026 primarily driven by increased demand.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 29% for the three months and 27% for the six months ended June 30, 2026 primarily driven by unfavorable pricing and decreased demand in the United States as well as decreased collaboration revenues.
Net revenues for Elahere increased 32% for the three months and 19% for the six months ended June 30, 2026 primarily driven by increased demand.
Net revenues for Botox Cosmetic increased 3% for the three months and 10% for the six months ended June 30, 2026 primarily driven by increased consumer demand across certain international markets. Net revenues for the six months ended June 30, 2026 were also impacted by favorable pricing due to customer loyalty program changes in the United States in the prior year.
Net revenues for Juvederm Collection decreased 7% for the three months and 5% for the six months ended June 30, 2026 primarily driven by decreased consumer demand and unfavorable pricing.

2026 Form 10-Q |	29

Gross Margin

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2026	2025	% change	2026	2025	% change
Gross margin	$12,699	$11,077	15%	$23,483	$20,418	15%
as a % of net revenues	75%	72%		73%	71%
Gross margin as a percentage of net revenues increased for the three and six months ended June 30, 2026 compared to the prior year primarily due to higher net revenues compared to lower fixed costs primarily driven by decreased amortization of intangible assets.
Selling, General and Administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2026	2025	% change	2026	2025	% change
Selling, general and administrative	$3,632	$3,253	12%	$7,210	$6,546	10%
as a % of net revenues	21%	21%		23%	23%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues were flat for the three and six months ended June 30, 2026 compared to the prior year. SG&A expense percentage for both the three and six months ended June 30, 2026 was favorably impacted by the continued leverage from net revenues growth, offset by higher litigation reserve charges.
Research and Development

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2026	2025	% change	2026	2025	% change
Research and development	$2,344	$2,131	10%	$4,816	$4,198	15%
as a % of net revenues	14%	14%		15%	15%
Research and development (R&D) expenses as a percentage of net revenues were flat for the three and six months ended June 30, 2026 compared to the prior year. R&D expenses increased to support all stages of the company’s pipeline assets.
Acquired IPR&D and Milestones

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Upfront charges	$145	$705	$848	$951
Development milestones	146	118	187	120
Acquired IPR&D and milestones	$291	$823	$1,035	$1,071
Acquired IPR&D and milestones expense for the six months ended June 30, 2026 included an upfront charge of $650 million related to a license agreement with RemeGen Co., Ltd. Acquired IPR&D and milestones expense for the three and six months ended June 30, 2025 included upfront charges of $350 million related to a license agreement with Gubra A/S and $335 million related to an option-to-license agreement with ADARx Pharmaceuticals, Inc. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

2026 Form 10-Q |	30

Other Non-Operating Expenses (Income)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Interest expense	$746	$740	$1,463	$1,440
Interest income	(67)	(62)	(139)	(135)
Interest expense, net	$679	$678	$1,324	$1,305

Other expense, net	$1,475	$2,662	$3,781	$4,107
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $1.5 billion for the three months and $3.9 billion for the six months ended June 30, 2026 and $2.8 billion for the three months and $4.3 billion for the six months ended June 30, 2025. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of achieving regulatory approval, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three and six months ended June 30, 2026, the change in fair value reflected higher estimated Skyrizi sales, the passage of time and favorable clinical trial results for pipeline assets in combination with Skyrizi, partially offset by higher discount rates. For the three and six months ended June 30, 2025, the change in fair value reflected higher estimated Skyrizi sales, the passage of time and lower discount rates.
Income Tax Expense
The effective tax rate was 15% for the three months and 19% for the six months ended June 30, 2026 compared to 39% for the three months and 31% for the six months ended June 30, 2025. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflect lower income tax rates in locations outside the United States partially offset by changes in fair value of contingent consideration and business development activities. The decrease in the effective tax rate for the three and six months ended June 30, 2026 over the prior year was primarily due to the decreased impact of changes in fair value of contingent consideration and business development activities. The decrease in the effective tax rate for the three months ended June 30, 2026 over the prior year was partially offset by changes in the impact of foreign operations.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
(in millions)	2026	2025
Cash flows provided by (used in):
Operating activities	$7,265	$6,788
Investing activities	(1,771)	(1,916)
Financing activities	(4,135)	(3,968)
Operating cash flows for the six months ended June 30, 2026 increased compared to the prior year primarily due to increased results from operations driven by higher net revenues and lower payments related to litigation matters partially offset by timing of working capital and higher payments of contingent consideration liabilities.
Investing cash flows for the six months ended June 30, 2026 included payments made for other acquisitions and investments, net of cash acquired of $1.1 billion and capital expenditures of $587 million. Investing cash flows for the six months ended June 30, 2025 included payments made for other acquisitions and investments, net of cash acquired of $1.3 billion and capital expenditures of $504 million.
Financing cash flows for the six months ended June 30, 2026 included the issuance of unsecured senior notes totaling $8.0 billion aggregate principal. Financing cash flows also included the repayment of $2.0 billion aggregate principal of the 364-day term loan credit agreement and $2.0 billion aggregate principal of 3.20% senior notes. Financing cash flows for the six months ended June 30, 2025 included the issuance of unsecured senior notes totaling $4.0 billion aggregate principal and $2.0 billion under the 364-day term loan credit agreement. Financing cash flows also included the repayment of $3.0 billion aggregate principal of 3.80% senior notes and $3.8 billion aggregate principal of 3.60% senior notes.
Financing cash flows also included cash dividend payments of $6.2 billion for the six months ended June 30, 2026 and $5.8 billion for the six months ended June 30, 2025. The increase in cash dividend payments was primarily due to the increase in the quarterly dividend rate.

2026 Form 10-Q |	31

On June 18, 2026, the company announced that its board of directors declared a quarterly dividend of $1.73 per share for stockholders of record at the close of business on July 15, 2026, payable on August 14, 2026. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 5 million shares for $1.1 billion during the six months ended June 30, 2026 and 3 million shares for $606 million during the six months ended June 30, 2025.
The company redeemed commercial paper during the six months ended June 30, 2026 and 2025, and issued commercial paper during the six months ended June 30, 2025. There were no commercial paper borrowings outstanding as of June 30, 2026 and commercial paper borrowings outstanding totaled $499 million as of December 31, 2025. AbbVie may issue additional commercial paper or redeem commercial paper to meet liquidity requirements as needed.
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
AbbVie has two revolving credit facilities available, including a $5.0 billion five-year revolving credit facility that matures in March 2028 and a $3.0 billion five-year revolving credit facility that matures in January 2030. The revolving credit facilities are available to support AbbVie’s commercial paper program and enable the company to borrow funds to meet liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At June 30, 2026, the company was in compliance with all covenants, and commitment fees under the revolving credit facilities were insignificant. No amounts were outstanding under the company's revolving credit facilities as of June 30, 2026 and December 31, 2025.
Financing related to the proposed acquisition of Apogee
Subsequent to June 30, 2026, in connection with the proposed acquisition of Apogee, AbbVie entered into a $10.0 billion 364-day senior unsecured term loan facility. No amounts have been drawn under the term loan facility as of the date of filing of this Quarterly Report on Form 10-Q.
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

2026 Form 10-Q |	32

Credit Ratings
In February 2026, Moody’s Investors Service upgraded AbbVie’s senior unsecured long-term credit rating to A2 with a stable outlook from A3 with a positive outlook and upgraded AbbVie’s short-term credit rating to Prime-1 from Prime-2. In June 2026, Standard and Poor's Global Ratings affirmed AbbVie’s senior unsecured long-term credit rating of A- and revised AbbVie's outlook to positive from stable. There were no other changes in the company’s credit ratings during the six months ended June 30, 2026. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in the company’s application of its critical accounting policies during the six months ended June 30, 2026.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended June 30, 2026.
Inherent Limitations on Effectiveness of Controls. AbbVie’s management, including its Chief Executive Officer and its Chief Financial Officer, do not expect that AbbVie’s disclosure controls or internal control over financial reporting will prevent or detect all errors

2026 Form 10-Q |	33

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

2026 Form 10-Q |	34

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 11 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	1,055	(1)	$202.29	(1)	—	$1,831,437,567
May 1, 2026 - May 31, 2026	1,016	(1)	$204.69	(1)	—	$1,831,437,567
June 1, 2026 - June 30, 2026	910	(1)	$224.24	(1)	—	$1,831,437,567
Total	2,981	(1)	$209.81	(1)	—	$1,831,437,567

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 1,055 in April; 1,016 in May; and 910 in June.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
ITEM 5. OTHER ITEMS

(c) Director and Officer Trading Arrangements
During the three months ended June 30, 2026, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2026 Form 10-Q |	35

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 3, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

2026 Form 10-Q |	36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Scott T. Reents
Scott T. Reents
Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2026

2026 Form 10-Q |	37