Form 10-Q
period 2026-09-30
AbbVie Inc.
filed 2026-11-03
CIK 1551152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
As of October 26, 2026, AbbVie Inc. had 1,767,616,306 shares of common stock at $0.01 par value outstanding.

AbbVie Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Net revenues	$17,404	$15,776	$49,396	$44,542

Cost of products sold	4,285	5,304	12,794	13,652
Selling, general and administrative	4,087	3,569	11,297	10,115
Research and development	2,567	2,319	7,383	6,517
Acquired IPR&D and milestones	216	2,680	1,251	3,751
Other operating income	(18)	—	(18)	(24)
Total operating costs and expenses	11,137	13,872	32,707	34,011
Operating earnings	6,267	1,904	16,689	10,531

Interest expense, net	700	667	2,024	1,972
Other expense, net	738	523	4,519	4,630
Earnings before income tax expense	4,829	714	10,146	3,929
Income tax expense	609	526	1,613	1,511
Net earnings	4,220	188	8,533	2,418
Net earnings attributable to noncontrolling interest	2	2	7	8
Net earnings attributable to AbbVie Inc.	$4,218	$186	$8,526	$2,410

Per share data
Basic earnings per share attributable to AbbVie Inc.	$2.38	$0.10	$4.80	$1.35
Diluted earnings per share attributable to AbbVie Inc.	$2.37	$0.10	$4.79	$1.34

Weighted-average basic shares outstanding	1,769	1,769	1,769	1,769
Weighted-average diluted shares outstanding	1,772	1,772	1,772	1,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	1

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net earnings	$4,220	$188	$8,533	$2,418

Foreign currency translation adjustments, net of tax expense (benefit) of $10 for the three months and $3 for the nine months ended September 30, 2026 and $(2) for the three months and $48 for the nine months ended September 30, 2025	(50)	(49)	(398)	1,489
Net investment hedging activities, net of tax expense (benefit) of $8 for the three months and $72 for the nine months ended September 30, 2026 and $4 for the three months and $(265) for the nine months ended September 30, 2025	30	11	262	(970)
Pension and post-employment benefits, net of tax expense (benefit) of $— for the three months and $2 for the nine months ended September 30, 2026 and $1 for the three and nine months ended September 30, 2025	1	3	—	5
Cash flow hedging activities, net of tax expense (benefit) of $(6) for the three months and (2) for the nine months ended September 30, 2026 and $1 for the three months and $(19) for the nine months ended September 30, 2025	11	(1)	114	(173)
Other comprehensive income (loss)	(8)	(36)	(22)	351
Comprehensive income	4,212	152	8,511	2,769
Comprehensive income attributable to noncontrolling interest	2	2	7	8
Comprehensive income attributable to AbbVie Inc.	$4,210	$150	$8,504	$2,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	2

AbbVie Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share data)	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and equivalents	$10,774	$5,229
Accounts receivable, net	13,509	12,589
Inventories	5,305	4,951
Prepaid expenses and other	7,892	6,293
Total current assets	37,480	29,062

Investments	387	268
Property and equipment, net	5,941	5,628
Intangible assets, net	56,652	52,641
Goodwill	37,800	35,640
Other assets	9,420	10,721
Total assets	$147,680	$133,960

Liabilities and Equity (Deficit)
Current liabilities
Short-term borrowings	$—	$2,499
Current portion of long-term debt	8,673	6,056
Accounts payable and accrued liabilities	34,429	34,734
Total current liabilities	43,102	43,289

Long-term debt	72,230	58,941
Deferred income taxes	2,223	2,389
Other long-term liabilities	34,663	32,569

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.01 par value, 4,000,000,000 shares authorized, 1,844,582,836 shares issued as of September 30, 2026 and 1,838,678,628 as of December 31, 2025	18	18
Common stock held in treasury, at cost, 77,073,558 shares as of September 30, 2026 and 70,802,593 as of December 31, 2025	(10,616)	(9,146)
Additional paid-in capital	23,371	22,495
Accumulated deficit	(16,190)	(15,493)
Accumulated other comprehensive loss	(1,166)	(1,144)
Total stockholders' deficit	(4,583)	(3,270)
Noncontrolling interest	45	42
Total deficit	(4,538)	(3,228)

Total liabilities and equity (deficit)	$147,680	$133,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	3

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit) (unaudited)

(in millions)	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance at June 30, 2025	1,766	$18	$(9,147)	$21,987	$(11,503)	$(1,538)	$45	$(138)
Net earnings attributable to AbbVie Inc.	—	—	—	—	186	—	—	186
Other comprehensive loss, net of tax	—	—	—	—	—	(36)	—	(36)
Dividends declared	—	—	—	—	(2,917)	—	—	(2,917)
Purchases of treasury stock	—	—	(4)	—	—	—	—	(4)
Stock-based compensation plans and other	1	—	8	304	—	—	—	312
Change in noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2025	1,767	$18	$(9,143)	$22,291	$(14,234)	$(1,574)	$43	$(2,599)

Balance at June 30, 2026	1,767	$18	$(10,618)	$23,156	$(17,333)	$(1,158)	$47	$(5,888)
Net earnings attributable to AbbVie Inc.	—	—	—	—	4,218	—	—	4,218
Other comprehensive loss, net of tax	—	—	—	—	—	(8)	—	(8)
Dividends declared	—	—	—	—	(3,075)	—	—	(3,075)
Purchases of treasury stock	—	—	(5)	—	—	—	—	(5)
Stock-based compensation plans and other	1	—	7	215	—	—	—	222
Change in noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2026	1,768	$18	$(10,616)	$23,371	$(16,190)	$(1,166)	$45	$(4,538)

Balance at December 31, 2024	1,765	$18	$(8,201)	$21,333	$(7,900)	$(1,925)	$39	$3,364
Net earnings attributable to AbbVie Inc.	—	—	—	—	2,410	—	—	2,410
Other comprehensive income, net of tax	—	—	—	—	—	351	—	351
Dividends declared	—	—	—	—	(8,744)	—	—	(8,744)
Purchases of treasury stock	(5)	—	(977)	—	—	—	—	(977)
Stock-based compensation plans and other	7	—	35	958	—	—	—	993
Change in noncontrolling interest	—	—	—	—	—	—	4	4
Balance at September 30, 2025	1,767	$18	$(9,143)	$22,291	$(14,234)	$(1,574)	$43	$(2,599)

Balance at December 31, 2025	1,768	$18	$(9,146)	$22,495	$(15,493)	$(1,144)	$42	$(3,228)
Net earnings attributable to AbbVie Inc.	—	—	—	—	8,526	—	—	8,526
Other comprehensive loss, net of tax	—	—	—	—	—	(22)	—	(22)
Dividends declared	—	—	—	—	(9,223)	—	—	(9,223)
Purchases of treasury stock	(6)	—	(1,503)	—	—	—	—	(1,503)
Stock-based compensation plans and other	6	—	33	876	—	—	—	909
Change in noncontrolling interest	—	—	—	—	—	—	3	3
Balance at September 30, 2026	1,768	$18	$(10,616)	$23,371	$(16,190)	$(1,166)	$45	$(4,538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	4

AbbVie Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in millions) (brackets denote cash outflows)	2026	2025
Cash flows from operating activities
Net earnings	$8,533	$2,418
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	574	559
Amortization of intangible assets	5,106	5,593
Deferred income taxes	(114)	(107)
Change in fair value of contingent consideration liabilities	4,734	5,089
Payments of contingent consideration liabilities	(2,717)	(2,184)
Stock-based compensation	770	798
Acquired IPR&D and milestones	1,251	3,751
Non-cash litigation reserve adjustments, net of cash payments	(287)	(1,069)
Impairment of intangible assets	—	847
Other, net	(35)	6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(970)	(1,652)
Inventories	(475)	(209)
Prepaid expenses and other assets	(87)	(169)
Accounts payable and other liabilities	591	1,549
Income tax assets and liabilities, net	(2,003)	(1,408)
Cash flows from operating activities	14,871	13,812

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(10,594)	(204)
Other acquisitions and investments, net of cash acquired	(1,356)	(4,076)
Acquisitions of property and equipment	(888)	(885)
Other, net	852	(15)
Cash flows from investing activities	(11,986)	(5,180)

Cash flows from financing activities
Net change in commercial paper borrowings with original maturities of three months or less	(499)	999
Proceeds from issuance of other short-term borrowings	—	4,798
Repayments of other short-term borrowings	(2,000)	(2,007)
Proceeds from issuance of long-term debt	17,974	3,994
Repayments of long-term debt	(2,000)	(6,789)
Dividends paid	(9,227)	(8,746)
Purchases of treasury stock	(1,503)	(977)
Other, net	(60)	170
Cash flows from financing activities	2,685	(8,558)

Effect of exchange rate changes on cash and equivalents	(25)	31
Net change in cash and equivalents	5,545	105
Cash and equivalents, beginning of period	5,229	5,524

Cash and equivalents, end of period	$10,774	$5,629
The accompanying notes are an integral part of these condensed consolidated financial statements.

2026 Form 10-Q |	5

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
Note 2 Supplemental Financial Information

Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Interest expense	$802	$739	$2,265	$2,179
Interest income	(102)	(72)	(241)	(207)
Interest expense, net	$700	$667	$2,024	$1,972
Inventories

(in millions)	September 30, 2026	December 31, 2025
Finished goods	$1,789	$1,580
Work-in-process	2,338	2,287
Raw materials	1,178	1,084
Inventories	$5,305	$4,951

2026 Form 10-Q |	6

Property and Equipment, Net

(in millions)	September 30, 2026	December 31, 2025
Property and equipment, gross	$14,247	$13,530
Accumulated depreciation	(8,306)	(7,902)
Property and equipment, net	$5,941	$5,628
Depreciation expense was $192 million for the three months and $574 million for the nine months ended September 30, 2026 and $192 million for the three months and $559 million for the nine months ended September 30, 2025.
Note 3 Earnings Per Share

AbbVie grants certain restricted stock units (RSUs) that are considered to be participating securities. Due to the presence of participating securities, AbbVie calculates earnings per share (EPS) using the more dilutive of the treasury stock or the two-class method. For all periods presented, the two-class method was more dilutive.
The following table summarizes the impact of the two-class method:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Basic EPS
Net earnings attributable to AbbVie Inc.	$4,218	$186	$8,526	$2,410
Earnings allocated to participating securities	13	10	29	30
Earnings available to common shareholders	$4,205	$176	$8,497	$2,380
Weighted-average basic shares outstanding	1,769	1,769	1,769	1,769
Basic earnings per share attributable to AbbVie Inc.	$2.38	$0.10	$4.80	$1.35

Diluted EPS
Net earnings attributable to AbbVie Inc.	$4,218	$186	$8,526	$2,410
Earnings allocated to participating securities	13	10	29	30
Earnings available to common shareholders	$4,205	$176	$8,497	$2,380
Weighted-average shares of common stock outstanding	1,769	1,769	1,769	1,769
Effect of dilutive securities	3	3	3	3
Weighted-average diluted shares outstanding	1,772	1,772	1,772	1,772
Diluted earnings per share attributable to AbbVie Inc.	$2.37	$0.10	$4.79	$1.34
Certain shares issuable under stock-based compensation plans were excluded from the computation of EPS because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.
Note 4 Licensing, Acquisitions and Other Arrangements

Acquisition of Apogee Therapeutics, Inc.
On September 3, 2026, AbbVie completed its previously announced acquisition of Apogee Therapeutics, Inc. (Apogee). Apogee is a clinical-stage biotechnology company advancing novel biologics with potential for differentiated efficacy and dosing for the treatment of atopic dermatitis, asthma and other inflammatory conditions. Apogee’s pipeline is comprised of multiple clinical-stage candidates, including zumilokibart, a late-stage, half-life extended monoclonal antibody targeting IL-13, in development for patients with atopic dermatitis, as well as APG273, a long-acting combination targeting IL-13 and thymic stromal lymphopoietin (TSLP) in development for patients with asthma. Under the terms of the agreement, AbbVie acquired all outstanding shares of Apogee for $135.11 per share in cash. The total fair value of the consideration transferred to owners of Apogee common stock was $10.6 billion ($10.5 billion, net of cash acquired). In connection with the transaction, AbbVie also recorded $318 million of cash-settled, post-closing expense for Apogee employee incentive and compensation awards in the condensed consolidated statements of earnings in the third quarter of 2026.

2026 Form 10-Q |	7

The acquisition of Apogee has been accounted for as a business combination using the acquisition method of accounting. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2026. As a result, AbbVie recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and equivalents	$72
Short-term investments	791
Prepaid expenses and other	23
Investments	258
Intangible assets, net	9,100
Other assets	320
Accounts payable and accrued liabilities	(69)
Current portion of long-term debt	(300)
Long-term debt	(223)
Deferred income taxes	(1,661)
Total identifiable net assets	8,311
Goodwill	2,284
Total assets acquired and liabilities assumed	$10,595
Intangible assets relate to $9.1 billion of acquired in-process research and development (IPR&D) associated with products that have not yet received regulatory approval. The estimated fair values of identifiable intangible assets were determined using the "income approach" which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product, the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, competitive trends impacting the asset and each cash flow stream, as well as other factors.
Prior to the acquisition, Apogee entered into a funding agreement, whereby Apogee received an upfront payment and the right to receive future funding payments based on certain milestones to support development of zumilokibart. In exchange, Apogee agreed to pay royalties on zumilokibart net revenues. The funding agreement assumed by AbbVie was accounted for as a financing arrangement and the fair value of the related financing liability was $523 million as of the acquisition date, with $300 million recorded as current portion of long-term debt. The estimated fair value of the financing liability was determined using a Monte Carlo simulation model for royalty payments, which are then discounted to present value. Assumptions inherent in the development of the fair value include discount rates and estimated future sales. Additionally, the value of the future funding payments of $300 million was recorded in other assets on the condensed consolidated balance sheets.
Investments, including short-term investments acquired were sold subsequent to the acquisition date, resulting in proceeds of $1.0 billion and were classified as cash inflows from investing activities on the condensed consolidated statements of cash flows.
Goodwill was calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recognized from the acquisition of Apogee represents expected synergies, including the ability to: (i) expand AbbVie’s immunology pipeline, (ii) leverage AbbVie’s commercial, regulatory and clinical expertise to maximize Apogee’s assets and (iii) enhance AbbVie’s existing immunology discovery capabilities. The goodwill is not deductible for tax purposes.
The results of Apogee have been included in AbbVie’s condensed consolidated financial statements beginning on the acquisition date. Apogee’s financial results since the acquisition date were insignificant. Supplemental pro forma financial information has not been presented because the effect of the acquisition was insignificant to AbbVie’s condensed consolidated financial statements.

2026 Form 10-Q |	8

Acquisition of Nimble Therapeutics, Inc.
In January 2025, AbbVie completed its acquisition of Nimble Therapeutics, Inc. (Nimble). Nimble is a biotechnology company dedicated to delivering on the promise of oral peptide therapeutics and its lead asset, an investigational oral peptide IL23R inhibitor in development for the treatment of psoriasis. The aggregate purchase price of $288 million was comprised of a $210 million upfront cash payment and $78 million for the acquisition date fair value of contingent consideration liabilities, for which AbbVie may owe up to $130 million in future payments upon achievement of certain development milestones. The contingent consideration liabilities were paid in the third quarter of 2026 upon achievement of the development milestones. The transaction was accounted for as a business combination using the acquisition method of accounting.
Other Licensing & Acquisitions Activity
Cash outflows related to other acquisitions and investments, net of cash acquired totaled $1.4 billion for the nine months ended September 30, 2026 and $4.1 billion for the nine months ended September 30, 2025.
The following table summarizes acquired IPR&D and milestones expense:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Upfront charges	$56	$2,615	$904	$3,566
Development milestones	160	65	347	185
Acquired IPR&D and milestones	$216	$2,680	$1,251	$3,751
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
Capstan Therapeutics, Inc.
In August 2025, AbbVie acquired Capstan Therapeutics, Inc. (Capstan), including its lead program CPTX2309 (ABBV-619), a potential first-in-class in vivo targeted lipid nanoparticle (tLNP) anti-CD19 CAR-T therapy candidate in development for the treatment of B cell-mediated autoimmune diseases. Under the terms of the agreement, AbbVie paid cash consideration of $2.1 billion ($1.9 billion, net of cash acquired) to acquire all outstanding equity of Capstan and the transaction was accounted for as an asset acquisition as the lead program represented substantially all of the fair value of the gross assets acquired. The cash consideration of $1.9 billion, net of cash acquired, was recorded in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the third quarter of 2025. In connection with the transaction, AbbVie also recorded $187 million of cash-settled, post-closing expense for Capstan employee incentive and compensation awards in the consolidated statement of earnings in the third quarter of 2025.
ADARx Pharmaceuticals, Inc.
In May 2025, AbbVie entered into a license option agreement with ADARx Pharmaceuticals, Inc. (ADARx). Under the terms of the agreement, AbbVie received exclusive options to global license rights to develop and commercialize ADARx’s small interfering RNA (siRNA) therapeutics across multiple disease areas, including neuroscience, immunology and oncology. Under the terms of the agreement, AbbVie made an upfront payment of $335 million which was recorded in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the second quarter of 2025. AbbVie could make additional payments of up to $385

2026 Form 10-Q |	9

million for option fees and option exercise payments, up to $7.5 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties.
Gubra A/S
In April 2025, AbbVie entered into a licensing agreement with Gubra A/S. Under the terms of the agreement, AbbVie received an exclusive global license to develop and commercialize GUB014295 (ABBV-295), a long-acting amylin analog for the treatment of obesity. Under the terms of the agreement, AbbVie made an upfront payment of $350 million which was recorded in acquired IPR&D and milestones expense in the condensed consolidated statement of earnings in the second quarter of 2025. AbbVie could make additional payments of up to $1.9 billion upon achievement of certain development, regulatory and commercial milestones and pay tiered royalties.
Other Arrangements
AbbVie entered into other individually insignificant collaborations, licensing agreements or other asset acquisitions in which the related upfront payments were recorded in acquired IPR&D and milestones expense.
Note 5 Collaborations

The company has ongoing transactions with other entities through collaboration agreements. The following represent the significant collaboration agreements impacting the periods ended September 30, 2026 and 2025.
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
AbbVie manufactures and distributes Venclexta globally and is the principal in the end-customer product sales. Sales of Venclexta are included in AbbVie’s net revenues. Genentech’s share of United States profits is included in AbbVie’s cost of products sold. AbbVie records sales and marketing costs associated with the United States collaboration as part of selling, general and administrative (SG&A) expenses and global development costs as part of research and development (R&D) expenses, net of Genentech’s share. Royalties paid for Venclexta revenues outside the United States are also included in AbbVie’s cost of products sold. Genentech’s share of profits, including royalties, was $318 million for the three months and $900 million for the nine months ended September 30, 2026 and $286 million for the three months and $790 million for the nine months ended September 30, 2025. Sales and marketing and development costs for the three and nine months ended September 30, 2026 and 2025 were insignificant.
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
In the United States, both parties have co-exclusive rights to commercialize Imbruvica; however, AbbVie is the principal in the end-customer product sales. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of Imbruvica. Sales of Imbruvica are included in AbbVie's net revenues. Janssen's share of profits is included in AbbVie's cost of products sold. Other costs incurred under the collaboration are reported in their respective expense line items, net of Janssen's share. In the United States, Janssen’s share of profits was $158 million for the three months and $468 million for the nine months ended September 30, 2026 and $235 million for the three months and $735 million for the nine months ended September 30, 2025. Other costs for the three and nine months ended September 30, 2026 and 2025 were insignificant.
Outside the United States, Janssen is responsible for and has exclusive rights to commercialize Imbruvica. AbbVie and Janssen share pre-tax profits and losses equally from the commercialization of products. AbbVie's share of profits is included in AbbVie's net revenues. Other costs incurred under the collaboration are reported in their respective expense line items, net of Janssen's share. Outside the United States, AbbVie’s share of profits was $182 million for the three months and $601 million for the nine months

2026 Form 10-Q |	10

ended September 30, 2026 and $199 million for the three months and $619 million for the nine months ended September 30, 2025. Other costs for the three and nine months ended September 30, 2026 and 2025 were insignificant.
Note 6 Goodwill and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance as of December 31, 2025	$35,640
Additions(a)	2,284
Foreign currency translation adjustments	(124)
Balance as of September 30, 2026	$37,800
(a) Goodwill additions related to the acquisition of Apogee (see Note 4)
Intangible Assets, Net
The following table summarizes intangible assets:

	September 30, 2026			December 31, 2025
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Developed product rights	$82,302	$(39,391)	$42,911	$81,239	$(34,849)	$46,390
License agreements	8,400	(7,846)	554	8,353	(7,383)	970
Total definite-lived intangible assets	90,702	(47,237)	43,465	89,592	(42,232)	47,360
Indefinite-lived intangible assets	13,187	—	13,187	5,281	—	5,281
Total intangible assets, net	$103,889	$(47,237)	$56,652	$94,873	$(42,232)	$52,641
Definite-Lived Intangible Assets
Amortization expense was $1.7 billion for the three months and $5.1 billion for the nine months ended September 30, 2026 and $1.9 billion for the three months and $5.6 billion for the nine months ended September 30, 2025. Amortization expense was included in cost of products sold in the condensed consolidated statements of earnings.
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
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets represent acquired IPR&D associated with products that have not yet received regulatory approval. The increase in indefinite-lived intangible assets during 2026 was primarily due to the acquisition of Apogee. Refer to Note 4 for additional information regarding the acquisition.

2026 Form 10-Q |	11

Note 7 Financial Instruments and Fair Value Measures

Risk Management Policy
See Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a summary of AbbVie’s risk management policy and use of derivative instruments.
Financial Instruments
Various AbbVie foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany transactions denominated in a currency other than the functional currency of the local entity. These contracts, with notional amounts totaling $4.6 billion at September 30, 2026 and $2.5 billion at December 31, 2025, are designated as cash flow hedges and are recorded at fair value. The durations of these forward exchange contracts were generally less than 24 months. Accumulated gains and losses as of September 30, 2026 are reclassified from accumulated other comprehensive income (loss) (AOCI) and included in cost of products sold at the time the products are sold, generally not exceeding six months from the date of settlement.
The company also enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated debt, trade payables and receivables and intercompany loans. These contracts are not designated as hedges and are recorded at fair value. Resulting gains or losses are recognized in other expense, net in the condensed consolidated statements of earnings and are generally offset by losses or gains on the foreign currency exposure being managed. These contracts had notional amounts totaling $10.2 billion at September 30, 2026 and $9.2 billion at December 31, 2025.
The company also uses foreign currency forward exchange contracts or foreign currency denominated debt to hedge its net investments in certain foreign subsidiaries and affiliates. The company had an aggregate principal amount of senior Euro notes designated as net investment hedges of €3.1 billion at September 30, 2026 and December 31, 2025. In addition, the company had foreign currency forward exchange contracts designated as net investment hedges with notional amounts totaling €6.8 billion, SEK1.4 billion, CAD800 million and CHF110 million at September 30, 2026 and €6.5 billion, SEK1.4 billion, CAD500 million and CHF80 million at December 31, 2025. The company uses the spot method of assessing hedge effectiveness for derivative instruments designated as net investment hedges. Realized and unrealized gains and losses from these hedges are included in AOCI and the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in interest expense, net over the life of the hedging instrument.
The company is a party to interest rate swap contracts designated as fair value hedges with notional amounts totaling $7.8 billion at September 30, 2026 and $1.8 billion at December 31, 2025. The effect of the hedge contracts is to change a fixed-rate interest obligation to a floating rate for that portion of the debt. AbbVie records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.
The company is a party to interest rate swap contracts designated as cash flow hedges with notional amounts totaling $750 million at September 30, 2026. The effect of the hedge contracts is to change a floating-rate interest obligation to a fixed rate for that portion of the floating-rate debt. AbbVie records the contracts at fair value and includes accumulated gains or losses in AOCI which it reclassifies to interest expense, net over the lives of the floating-rate debt.
No amounts are excluded from the assessment of effectiveness for cash flow hedges or fair value hedges.

2026 Form 10-Q |	12

The following table summarizes the amounts and location of AbbVie’s derivative instruments on the condensed consolidated balance sheets:

	Fair value – Derivatives in asset position			Fair value – Derivatives in liability position
(in millions)	Balance sheet caption	September 30, 2026	December 31, 2025	Balance sheet caption	September 30, 2026	December 31, 2025
Foreign currency forward exchange contracts
Designated as cash flow hedges	Prepaid expenses and other	$112	$35	Accounts payable and accrued liabilities	$29	$51
Designated as cash flow hedges	Other assets	—	1	Other long-term liabilities	—	—
Designated as net investment hedges	Prepaid expenses and other	81	—	Accounts payable and accrued liabilities	37	220
Designated as net investment hedges	Other assets	21	—	Other long-term liabilities	71	228
Not designated as hedges	Prepaid expenses and other	62	25	Accounts payable and accrued liabilities	89	20
Interest rate swap contracts
Designated as fair value hedges	Prepaid expenses and other	—	—	Accounts payable and accrued liabilities	4	21
Designated as fair value hedges	Other assets	—	30	Other long-term liabilities	410	—
Designated as cash flow hedges	Other assets	14	—	Other long-term liabilities	—	—
Total derivatives		$290	$91		$640	$540
While certain derivatives are subject to netting arrangements with the company’s counterparties, the company does not offset derivative assets and liabilities within the condensed consolidated balance sheets.
The following table presents the pre-tax amounts of gains (losses) from derivative instruments recognized in other comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Foreign currency forward exchange contracts
Designated as cash flow hedges	$(4)	$46	$92	$(108)
Designated as net investment hedges	63	53	329	(710)
Interest rate swap contracts designated as cash flow hedges	6	—	16	—
Assuming market rates remain constant through contract maturities, the company expects to reclassify pre-tax gains of $71 million into cost of products sold for foreign currency cash flow hedges and pre-tax gains of $24 million into interest expense, net for other cash flow hedges during the next 12 months.
Related to AbbVie’s non-derivative, foreign currency denominated debt designated as net investment hedges, the company recognized in other comprehensive income (loss) pre-tax gains of $12 million for the three months and $115 million for the nine months ended September 30, 2026 and pre-tax losses of $1 million for the three months and $417 million for the nine months ended September 30, 2025.

2026 Form 10-Q |	13

The following table summarizes the pre-tax amounts and location of derivative instrument net gains (losses) recognized in the condensed consolidated statements of earnings, including the net gains (losses) reclassified out of AOCI into net earnings. See Note 9 for the amount of net gains (losses) reclassified out of AOCI.

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Statement of earnings caption	2026	2025	2026	2025
Foreign currency forward exchange contracts
Designated as cash flow hedges	Cost of products sold	$(9)	$41	$(22)	$69
Designated as net investment hedges	Interest expense, net	37	37	110	108
Not designated as hedges	Other expense, net	(35)	(1)	(22)	(47)
Interest rate swap contracts
Designated as fair value hedges	Interest expense, net	(361)	6	(423)	108
Debt designated as hedged item in fair value hedges	Interest expense, net	361	(6)	423	(108)
Other	Interest expense, net	6	5	18	15
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
The following table summarizes the bases used to measure certain assets and liabilities carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
		Basis of fair value measurement				Basis of fair value measurement
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents	$10,774	$7,837	$2,937	$—	$5,229	$4,868	$361	$—
Money market funds and time deposits	6	—	6	—	10	—	10	—
Debt securities	9	—	9	—	24	—	24	—
Equity securities	196	139	57	—	103	62	41	—
Interest rate swap contracts	14	—	14	—	30	—	30	—
Foreign currency contracts	276	—	276	—	61	—	61	—
Total assets	$11,275	$7,976	$3,299	$—	$5,457	$4,930	$527	$—
Liabilities
Interest rate swap contracts	$414	$—	$414	$—	$21	$—	$21	$—
Foreign currency contracts	226	—	226	—	519	—	519	—
Financing liabilities	938	—	—	938	378	—	—	378
Contingent consideration	27,312	—	—	27,312	25,374	—	—	25,374
Total liabilities	$28,890	$—	$640	$28,250	$26,292	$—	$540	$25,752
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

2026 Form 10-Q |	14

The financing liabilities are related to financing arrangements which the company elected to account for in accordance with the fair value option, as permitted under ASC 825 Financial Instruments. The fair value measurement of the financing liabilities was determined based on significant unobservable inputs. Potential payments are estimated by applying a probability-weighted expected payment model, which are then discounted to present value. Changes to the fair value of the financing liabilities can result from changes to one or a number of inputs, including discount rates, estimated probabilities and timing of achieving milestones and estimated amounts of future sales. The change in fair value recognized in net earnings is recorded in other expense, net in the condensed consolidated statements of earnings and the change in fair value attributable to instrument-specific credit risk is recognized in other comprehensive income (loss). Changes in fair value recognized in other expense, net and in other comprehensive income (loss) for the three and nine months ended September 30, 2026 and September 30, 2025 were insignificant.
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
The fair value of the company's contingent consideration liabilities was calculated using the following significant unobservable inputs:

	September 30, 2026		December 31, 2025
	Range	Weighted average(a)	Range	Weighted average(a)
Discount rate	4.5% - 6.2%	5.4%	3.7% - 4.8%	4.0%
Probability of payment for royalties by indication(b)	38% - 100%	93%	100%	100%
Projected year of payments(c)	2026 - 2044	2030	2026 - 2037	2030
(a) Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
(b) At September 30, 2026, the estimated probability of payment was 100% for approved Skyrizi indications and 38% for pipeline assets in combination with Skyrizi based on the weighted probabilities of achieving regulatory approval. Excludes early-stage pipeline assets with 0% estimated probability of payment.
(c) At September 30, 2026, the projected year of payments ends in 2037 for Skyrizi and in 2044 for pipeline assets in combination with Skyrizi.
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The following table presents the changes in fair value of total contingent consideration liabilities which are measured using Level 3 inputs:

	Nine months ended September 30,
(in millions)	2026	2025
Beginning balance	$25,374	$21,666
Additions(a)	—	78
Change in fair value recognized in net earnings	4,734	5,089
Payments	(2,796)	(2,184)
Ending balance	$27,312	$24,649
(a) Additions during the nine months ended September 30, 2025, represent contingent consideration liabilities related to the Nimble acquisition.
The change in fair value is recorded in other expense, net in the condensed consolidated statements of earnings.

2026 Form 10-Q |	15

Certain financial instruments are carried at historical cost or some basis other than fair value. The book value, fair value and bases used to measure the approximate fair values of certain financial instruments as of September 30, 2026 are shown in the table below:

			Basis of fair value measurement
(in millions)	Book value	Fair value	Level 1	Level 2	Level 3
Liabilities
Current portion of long-term debt (a)	$8,257	$8,242	$6,243	$1,999	$—
Long-term debt (a)	72,150	64,688	64,302	386	—
Total liabilities	$80,407	$72,930	$70,545	$2,385	$—
(a) Excludes the effects of fair value hedges and financing liabilities.
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
AbbVie also holds investments in equity securities that do not have readily determinable fair values. The company records these investments at cost and remeasures them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $176 million as of September 30, 2026 and $159 million as of December 31, 2025. No significant cumulative upward or downward adjustments have been recorded for these investments as of September 30, 2026.
Concentrations of Risk
Of total net accounts receivable, three U.S. wholesalers accounted for 82% as of September 30, 2026 and 84% as of December 31, 2025, and substantially all of AbbVie’s pharmaceutical product net revenues in the United States were to these three wholesalers.

2026 Form 10-Q |	16

Debt and Credit Facilities
Issuance and Repayment of Long-Term Debt
In connection with the acquisition of Apogee, in August 2026, the company issued $10.0 billion aggregate principal amount of unsecured senior notes. The following table summarizes the issued debt in connection with the acquisition of Apogee:

(in millions)
Senior Notes
Senior Floating Rate Notes due 2028(a)	$500
4.50% Senior Notes due 2028	1,000
4.65% Senior Notes due 2030	1,250
4.875% Senior Notes due 2031	1,500
5.05% Senior Notes due 2033	1,250
5.30% Senior Notes due 2036	1,500
5.45% Senior Notes due 2038	1,000
6.00% Senior Notes due 2056	1,500
6.10% Senior Notes due 2066	500
Total debt issued	$10,000
(a) Senior floating rate notes bear interest at adjusted Secured Overnight Financing Rate +0.420%.
In March 2026, the company issued $8.0 billion aggregate principal amount of unsecured senior notes. The following table summarizes the issued debt:

(in millions)
Senior Notes
Senior Floating Rate Notes due 2028(a)	$750
3.775% Senior Notes due 2028	1,500
4.125% Senior Notes due 2031	1,250
4.40% Senior Notes due 2033	1,250
4.75% Senior Notes due 2036	1,500
5.55% Senior Notes due 2056	1,250
5.65% Senior Notes due 2066	500
Total debt issued	$8,000
(a) Senior floating rate notes bear interest at adjusted Secured Overnight Financing Rate +0.480%.
The notes are unsecured, unsubordinated obligations of AbbVie and will rank equally in right of payment with all of AbbVie’s existing and future unsecured, unsubordinated indebtedness, liabilities and other obligations. AbbVie may redeem the fixed-rate senior notes prior to maturity at a redemption price equal to the greater of the principal amount or the sum of present values of the remaining scheduled payments of principal and interest plus a make-whole premium. With the exception of fixed-rate senior notes due 2028, AbbVie may also redeem the fixed-rate senior notes at par between one and six months prior to maturity. The senior floating rate notes may not be redeemed prior to maturity.
In May 2026, the company repaid $2.0 billion aggregate principal amount of 3.20% senior notes at maturity.
In February 2025, the company issued $4.0 billion aggregate principal amount of unsecured senior notes.
In March 2025, the company repaid $3.0 billion aggregate principal amount of 3.80% senior notes at maturity.
In May 2025, the company repaid $3.8 billion aggregate principal amount of 3.60% senior notes at maturity.

2026 Form 10-Q |	17

Short-Term Borrowings
There were no commercial paper borrowings outstanding as of September 30, 2026 and $499 million as of December 31, 2025. The weighted-average interest rate on commercial paper borrowings was 3.85% for the nine months ended September 30, 2026 and 4.59% for the nine months ended September 30, 2025.
In July 2026, in connection with the acquisition of Apogee, AbbVie entered into a $10.0 billion 364-day senior unsecured term loan facility. Subsequent to the $10.0 billion issuance of senior notes, AbbVie terminated the term loan facility in August 2026.
In April 2025, the company entered into a $4.0 billion 364-day term loan credit agreement. In May 2025, the company borrowed $2.0 billion under this term loan credit agreement which was outstanding and included in short-term borrowings as of December 31, 2025. In March 2026, the company repaid the $2.0 billion amount outstanding under this term loan credit agreement and terminated the agreement.
AbbVie has two revolving credit facilities available, including a $5.0 billion five-year revolving credit facility that matures in March 2028 and a $3.0 billion five-year revolving credit facility that matures in January 2030. The revolving credit facilities are available to support AbbVie’s commercial paper program and enable the company to borrow funds to meet liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At September 30, 2026, the company was in compliance with all covenants, and commitment fees under the revolving credit facilities were insignificant. No amounts were outstanding under the company's revolving credit facilities as of September 30, 2026 and December 31, 2025.
Note 8 Post-Employment Benefits

The following table summarizes net periodic benefit cost relating to the company’s defined benefit and other post-employment plans:

	Defined benefit plans				Other post-employment plans
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$63	$66	$194	$197	$11	$10	$32	$30
Interest cost	121	122	371	363	11	11	32	33
Expected return on plan assets	(222)	(209)	(668)	(623)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(8)	(9)	(26)	(27)
Amortization of actuarial loss	8	8	28	24	1	3	5	7
Net periodic benefit cost (credit)	$(30)	$(13)	$(75)	$(39)	$15	$15	$43	$43
The components of net periodic benefit cost other than service cost are included in other expense, net in the condensed consolidated statements of earnings.

2026 Form 10-Q |	18

Note 9 Equity

Stock-Based Compensation
Stock-based compensation expense is principally related to awards issued pursuant to the AbbVie 2013 Incentive Stock Program and the AbbVie Amended and Restated 2013 Incentive Stock Program and is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Cost of products sold	$10	$10	$44	$43
Research and development	71	76	319	315
Selling, general and administrative	79	123	407	440
Pre-tax compensation expense	160	209	770	798
Tax benefit	(31)	(35)	(135)	(139)
After-tax compensation expense	$129	$174	$635	$659
In addition to stock-based compensation expense included in the table above and in connection with the 2026 acquisition of Apogee and the 2025 acquisition of Capstan, AbbVie incurred cash-settled, post-closing expense for employee incentive awards related to these transactions, which is summarized in the table below:

	Three and nine months ended September 30,
(in millions)	2026	2025
Research and development	$119	$28
Selling, general and administrative	199	67
Total post-closing cash settled expense	$318	$95
Stock Options
During the nine months ended September 30, 2026, primarily in connection with the company's annual grant, AbbVie granted 0.4 million stock options with a weighted-average grant-date fair value of $48.41. As of September 30, 2026, $10 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.
RSUs and Performance Shares
During the nine months ended September 30, 2026, primarily in connection with the company's annual grant, AbbVie granted 4.9 million RSUs and performance shares with a weighted-average grant-date fair value of $231.06. As of September 30, 2026, $853 million of unrecognized compensation cost related to RSUs and performance shares is expected to be recognized as expense over approximately the next two years.
Cash Dividends
The following table summarizes quarterly cash dividends declared during 2026 and 2025:

2026			2025
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
10/29/26	02/16/27	$1.82	10/31/25	02/17/26	$1.73
09/10/26	11/16/26	$1.73	09/05/25	11/14/25	$1.64
06/18/26	08/14/26	$1.73	06/20/25	08/15/25	$1.64
02/19/26	05/15/26	$1.73	02/13/25	05/15/25	$1.64

2026 Form 10-Q |	19

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
AbbVie repurchased 5 million shares for $1.1 billion during the nine months ended September 30, 2026 and 3 million shares for $606 million during the nine months ended September 30, 2025. AbbVie's remaining stock repurchase authorization was approximately $1.8 billion as of September 30, 2026.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2026:

(in millions)	Foreign currency translation adjustments	Net investment hedging activities	Pension and post-employment benefits	Cash flow hedging activities	Total
Balance as of December 31, 2025	$(633)	$(422)	$(243)	$154	$(1,144)
Other comprehensive income (loss) before reclassifications	(398)	348	(4)	101	47
Net losses (gains) reclassified from accumulated other comprehensive loss	—	(86)	4	13	(69)
Net current-period other comprehensive income (loss)	(398)	262	—	114	(22)
Balance as of September 30, 2026	$(1,031)	$(160)	$(243)	$268	$(1,166)
Other comprehensive loss for the nine months ended September 30, 2026 included foreign currency translation adjustments totaling a loss of $398 million principally due to the impact of the weakening of the Euro on the translation of the company’s Euro-denominated assets and the offsetting impact of net investment hedging activities totaling a gain of $262 million.
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

2026 Form 10-Q |	20

The following table presents the impact on AbbVie’s condensed consolidated statements of earnings for significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
(in millions) (brackets denote gains)	2026	2025	2026	2025
Net investment hedging activities
Gains on derivative amount excluded from effectiveness testing(a)	$(37)	$(37)	$(110)	$(108)
Tax expense	9	8	24	23
Total reclassifications, net of tax	$(28)	$(29)	$(86)	$(85)
Pension and post-employment benefits
Amortization of actuarial losses and other(b)	$1	$2	$7	$4
Tax benefit	(1)	(1)	(3)	(2)
Total reclassifications, net of tax	$—	$1	$4	$2
Cash flow hedging activities
Losses (gains) on foreign currency forward exchange contracts(c)	$9	$(41)	$22	$(69)
Other(a)	(6)	(5)	(18)	(15)
Tax expense	3	8	9	16
Total reclassifications, net of tax	$6	$(38)	$13	$(68)
(a) Amounts are included in interest expense, net (see Note 7).
(b) Amounts are included in the computation of net periodic benefit cost (see Note 8).
(c) Amounts are included in cost of products sold (see Note 7).
Note 10 Income Taxes

The effective tax rate was 13% for the three months and 16% for the nine months ended September 30, 2026 compared to 74% for the three months and 39% for the nine months ended September 30, 2025. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflect lower income tax rates in locations outside the United States partially offset by changes in fair value of contingent consideration and business development activities. The decrease in the effective tax rate for the three and nine months ended September 30, 2026 over the prior year was primarily due to the decreased impact of business development activities and changes in fair value of contingent consideration, partially offset by changes in the impact of foreign operations.
Note 11 Legal Proceedings and Contingencies

AbbVie is subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial, securities and other matters that arise in the normal course of business. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. The recorded accrual balance for litigation was approximately $1.3 billion as of September 30, 2026 and $1.6 billion as of December 31, 2025. For litigation matters discussed below for which a loss is probable or reasonably possible, the company is unable to estimate the possible loss or range of loss, if any, beyond the amounts accrued. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued by AbbVie. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on AbbVie’s consolidated financial position, results of operations or cash flows.
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

2026 Form 10-Q |	21

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
Government Proceedings
Lawsuits are pending against Allergan and several other manufacturers generally alleging that they improperly promoted and sold prescription opioid products. Approximately 195 lawsuits are pending against Allergan in federal and state courts. Most of the federal court lawsuits are consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio under the MDL rules as In re: National Prescription Opiate Litigation, MDL No. 2804. Approximately 25 of the lawsuits are pending in various state courts. The plaintiffs in these lawsuits, which include counties, cities, other municipal entities, Native American tribes, union trust funds and other third-party payors, private hospitals and personal injury claimants, generally seek compensatory and punitive damages. Of these approximately 195 lawsuits, approximately 20 of them are brought by counties, cities and other municipal entities, approximately 5 of which are in the process of being dismissed pursuant to the previously announced settlement.
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
Lawsuits are pending against various Allergan entities in the United States and other countries including Australia, Brazil, Canada and South Korea, in which plaintiffs generally allege that they developed, or may develop, breast implant-associated anaplastic large cell lymphoma (ALCL) or other injuries from Allergan’s Biocell textured breast implants, which were voluntarily withdrawn from worldwide markets in 2019. In June 2026, AbbVie reached an agreement to resolve substantially all the United States-based ALCL lawsuits, which will be dismissed with prejudice. Approximately 1,300 other lawsuits are coordinated for pre-trial purposes in the United States District Court for the District of New Jersey under the MDL rules as In re: Allergan Biocell Textured Breast Implant Product Liability Litigation, MDL No. 2921; approximately 475 other lawsuits are pending in various U.S. state courts; and approximately 1,095 lawsuits are pending in other countries. In December 2025, the Amsterdam District Court dismissed all claims pending against Allergan and affiliated entities in the Netherlands. In March 2026, the plaintiffs in the Netherlands filed a notice of appeal of this dismissal to the Amsterdam Court of Appeal. Plaintiffs generally seek monetary damages, medical monitoring and attorneys’ fees.
In January 2025, a putative class action lawsuit, Sheet Metal Workers’ Health Plan of Southern California, Arizona and Nevada v. AbbVie Inc., was filed in the United States District Court for the Northern District of Illinois on behalf of third-party payors of Humira, alleging that AbbVie’s rebating practices are impairing biosimilar competition with Humira in violation of federal and state antitrust laws. The plaintiff generally seeks monetary damages, injunctive relief and attorneys' fees. In September 2026, the court partially granted AbbVie’s motion to dismiss, dismissing seven of plaintiff’s nine claims, including all claims seeking monetary damages, without prejudice.
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

2026 Form 10-Q |	22

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
The CODM regularly reviews net revenues, net earnings and significant segment expenses and uses net earnings as its principal measure of segment profit or loss. Net earnings and significant segment expenses reviewed by the CODM are reported on the condensed consolidated statements of earnings for the periods ended September 30, 2026 and 2025. The CODM uses net earnings as its principal measure of segment profit or loss to compare past financial performance with current performance and analyze underlying business performance and trends. The CODM does not use segment assets to make decisions regarding resources; therefore, the total asset disclosure has not been included.
The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2026	2025	2026	2025
Immunology
Skyrizi	United States	$5,019	$4,085	$13,561	$10,847
	International	757	623	2,203	1,709
	Total	$5,776	$4,708	$15,764	$12,556
Rinvoq	United States	$1,924	$1,559	$5,094	$4,231
	International	782	625	2,256	1,699
	Total	$2,706	$2,184	$7,350	$5,930
Humira	United States	$372	$619	$1,154	$2,165
	International	311	374	973	1,129
	Total	$683	$993	$2,127	$3,294
Neuroscience
Vraylar	United States	$1,064	$931	$3,034	$2,592
	International	4	3	10	7
	Total	$1,068	$934	$3,044	$2,599
Botox Therapeutic	United States	$912	$825	$2,618	$2,323
	International	168	160	513	456
	Total	$1,080	$985	$3,131	$2,779
Ubrelvy	United States	$438	$344	$1,147	$907
	International	11	10	33	25
	Total	$449	$354	$1,180	$932
Qulipta	United States	$333	$252	$872	$661
	International	65	36	172	87
	Total	$398	$288	$1,044	$748
Vyalev	United States	$154	$53	$371	$81
	International	132	85	372	218
	Total	$286	$138	$743	$299
Other Neuroscience	United States	$38	$58	$127	$204
	International	70	84	223	245
	Total	$108	$142	$350	$449
Oncology
Venclexta	United States	$385	$341	$1,095	$974
	International	418	385	1,249	1,108
	Total	$803	$726	$2,344	$2,082

2026 Form 10-Q |	23

		Three months ended September 30,		Nine months ended September 30,

(in millions)		2026	2025	2026	2025
Imbruvica	United States	$340	$507	$1,009	$1,579
	Collaboration revenues	182	199	601	619
	Total	$522	$706	$1,610	$2,198
Elahere	United States	$166	$150	$487	$453
	International	58	20	146	55
	Total	$224	$170	$633	$508
Epkinly	Collaboration revenues	$68	$44	$183	$129
	International	40	25	111	61
	Total	$108	$69	$294	$190
Other Oncology	United States	$39	$11	$96	$13
Aesthetics
Botox Cosmetic	United States	$388	$379	$1,159	$1,084
	International	281	258	906	801
	Total	$669	$637	$2,065	$1,885
Juvederm Collection	United States	$90	$98	$278	$278
	International	132	155	421	466
	Total	$222	$253	$699	$744
Other Aesthetics	United States	$245	$265	$751	$817
	International	40	38	129	128
	Total	$285	$303	$880	$945
Other Key Products
Mavyret	United States	$115	$146	$431	$472
	International	150	166	480	521
	Total	$265	$312	$911	$993
Creon	United States	$361	$368	$1,067	$1,127
Linzess	United States	$324	$315	$879	$701
	International	15	11	38	31
	Total	$339	$326	$917	$732
All other		$1,013	$1,169	$3,147	$3,539
Total net revenues		$17,404	$15,776	$49,396	$44,542
See the following for additional information about certain income and expenses included in net earnings: intangible assets amortization expense (Note 6), intangible asset impairment expense (Note 6), change in fair value of contingent consideration (Note 7), interest income and expense (Note 2), depreciation expense (Note 2), litigation matters (Note 11) and income tax expense (Note 10).

2026 Form 10-Q |	24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition of AbbVie Inc. (AbbVie or the company) as of September 30, 2026 and December 31, 2025 and the results of operations for the three and nine months ended September 30, 2026 and 2025. This commentary should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements and Supplementary Data.”
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
AbbVie's products are generally sold worldwide directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies and independent retailers from AbbVie-owned distribution centers and public warehouses. Certain products (including aesthetic products and devices) are also sold directly to physicians and other licensed health care providers. In the United States (U.S.), AbbVie distributes pharmaceutical products principally through independent wholesale distributors, with some sales directly to retailers, pharmacies, patients or other customers. Outside the United States, AbbVie sells products primarily to wholesalers or through distributors, and depending on the market works through largely centralized national payer systems to agree on reimbursement terms. Certain products are co-marketed or co-promoted with other companies. AbbVie operates as a single global business segment.
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
Financial Results
The company’s financial performance for the nine months ended September 30, 2026 included delivering worldwide net revenues of $49.4 billion, operating earnings of $16.7 billion, diluted earnings per share of $4.79 and cash flows from operations of $14.9 billion. Worldwide net revenues increased 11% on a reported basis and 10% on a constant currency basis.
Financial results for the nine months ended September 30, 2026 also included the following costs: (i) $5.1 billion related to the amortization of intangible assets; (ii) $4.7 billion for the change in fair value of contingent consideration liabilities; and (iii) $431 million of acquisition and integration expenses. Additionally, financial results reflected continued funding to support all stages of AbbVie’s pipeline assets and continued investment in AbbVie’s on-market brands.

2026 Form 10-Q |	25

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
The Inflation Reduction Act of 2022 has and will continue to have a significant impact on AbbVie’s business. In January 2026, the U.S. Department of Health and Human Services, through Centers for Medicare and Medicaid Services (CMS), selected Botox as one of 15 medicines subject to government-set prices in Medicare Parts B and D beginning in 2028. On October 29, 2026, the United States District Court for the District of Columbia vacated and set aside CMS's selection of Botox for the Medicare Drug Price Negotiation Program and enjoined CMS from publishing a maximum fair price for Botox. The ruling is subject to appeal by the government.
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
AbbVie’s pipeline currently includes approximately 100 compounds, devices or indications in development individually or under collaboration or license agreements. Of these programs, approximately 60 are in mid- and late-stage development. The company’s pipeline is focused on immunology, neuroscience, oncology and aesthetics as well as other specialties, including obesity.
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
•In June 2026, AbbVie announced the U.S. Food and Drug Administration (FDA) approved Skyrizi for the treatment of children six years of age and older with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy, or active psoriatic arthritis.
•In August 2026, AbbVie announced the submission of an application to the European Medicines Agency for Skyrizi for subcutaneous induction for the treatment of adult patients with moderately to severely active CD.
•In October 2026, AbbVie announced the U.S. FDA approved Skyrizi for subcutaneous induction for the treatment of adult patients with moderately to severely active CD.

2026 Form 10-Q |	26

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
•In September 2026, AbbVie announced the EC approved Rinvoq for the treatment of pediatric patients two years of age and older with active polyarticular juvenile idiopathic arthritis (pJIA).
Lutikizumab
•In October 2026, AbbVie announced positive topline results from the Phase 3 INTREPID study, which evaluated lutikizumab in adults and adolescents with moderate to severe hidradenitis suppurativa (HS).
Neuroscience
Qulipta
•In June 2026, AbbVie announced the EC approved Aquipta for the acute treatment of migraine in adults with or without aura.
•In September 2026, AbbVie announced positive topline results from the Phase 3 LUNA study, which evaluated Qulipta for the preventive treatment of menstrual migraine in adults.
Juvmo
•In September 2026, AbbVie announced the U.S. FDA approved Juvmo (tavapadon) for the treatment of adult patients with Parkinson's disease (PD).
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
•In June 2026, AbbVie announced topline results from the Phase 3 EPCORE DLBCL-4 trial evaluating Epkinly plus lenalidomide compared to rituximab plus gemcitabine plus oxaliplatin in adult patients with R/R DLBCL who received at least one prior line of therapy. The study met its primary endpoint, demonstrating an improvement in progression-free survival (PFS).
•In July 2026, AbbVie announced the EC granted marketing authorization for Tepkinly in combination with lenalidomide and rituximab for the treatment of adult patients with R/R follicular lymphoma (FL).

2026 Form 10-Q |	27

•In October 2026, AbbVie announced positive topline results from the Phase 3 EPCORE DLBCL-2 trial evaluating fixed treatment duration Epkinly in combination with standard of care rituximab, cyclophosphamide, doxorubicin hydrochloride, vincristine, and prednisone (R-CHOP), compared to R-CHOP alone, in newly diagnosed patients with DLBCL. The trial demonstrated a statistically significant and clinically meaningful improvement in PFS.
Decnupaz
•In May 2026, AbbVie announced the U.S. FDA approved Decnupaz (pivekimab sunirine-pvzy) for the treatment of adult patients with blastic plasmacytoid dendritic cell neoplasm (BPDCN).
Etentamig
•In September 2026, AbbVie announced positive topline results from the Phase 3 CERVINO trial evaluating etentamig, a next-generation BCMA x CD3 bispecific T-cell engager versus investigator's choice of standard available therapies in triple-class exposed adults in R/R multiple myeloma (MM). The trial demonstrated significant improvements in PFS.
•In October 2026, AbbVie initiated a Phase 3 trial to evaluate etentamig compared to daratumumab, cyclophosphamide, bortezomib and dexamethasone (Dara-CyBorD) in adults with newly diagnosed amyloid light chain amyloidosis.
•In October 2026, AbbVie initiated a Phase 3 trial to evaluate the safety and efficacy of etentamig in combination with pomalidomide compared with standard available therapies in subjects with R/R MM.
•In October 2026, AbbVie announced the submission of a Biologics License Application (BLA) to the U.S. FDA for approval of etentamig for the treatment of R/R MM.
ABBV-706
•In April 2026, AbbVie initiated a Phase 3 trial to evaluate ABBV-706 versus standard of care in R/R small cell lung cancer (SCLC).
Temab-A
•In June 2026, AbbVie initiated a Phase 3 trial to evaluate Temab-A plus bevacizumab versus LONSURF plus bevacizumab in refractory metastatic colorectal cancer (CRC).
•In October 2026, AbbVie announced the U.S. FDA granted two Breakthrough Therapy Designations for Temab-A in CRC and non-small cell lung cancer (NSCLC).
ABBV-1480
•In September 2026, AbbVie initiated a Phase 3 trial to evaluate ABBV-1480 combined with chemotherapy versus pembrolizumab combined with chemotherapy for the first line treatment of locally advanced/metastatic NSCLC in adults.

2026 Form 10-Q |	28

Aesthetics
Botox Cosmetic
•In August 2026, AbbVie announced the U.S. FDA accepted for review its supplemental BLA for Botox Cosmetic for the temporary improvement in the appearance of marked to very marked masseter muscle prominence associated with masseter muscle activity in adults.
Juvederm Collection
•In June 2026, AbbVie announced the U.S. FDA approved Skinvive by Juvederm to reduce neck lines for the improvement of neck appearance in adults over the age of 21.
Boey
•In April 2026, AbbVie announced it received a Complete Response Letter (CRL) from the U.S. FDA regarding the BLA for trenibotulinumtoxinE for the treatment of moderate to severe glabellar lines. In its letter, the FDA requested additional information about manufacturing processes. The CRL does not identify any safety or efficacy concerns for trenibotulinumtoxinE and does not request additional clinical studies.
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

2026 Form 10-Q |	29

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

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
			At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)	2026	2025			2026	2025
United States	$13,333	$12,068	10.5%	10.5%	$37,163	$33,809	9.9%	9.9%
International	4,071	3,708	9.8%	10.6%	12,233	10,733	14.0%	10.7%
Net revenues	$17,404	$15,776	10.3%	10.5%	$49,396	$44,542	10.9%	10.1%

2026 Form 10-Q |	30

The following table details AbbVie’s worldwide net revenues:

		Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
				At actual currency rates	At constant currency rates			At actual currency rates	At constant currency rates
(dollars in millions)		2026	2025			2026	2025
Immunology
Skyrizi	United States	$5,019	$4,085	22.9%	22.9%	$13,561	$10,847	25.0%	25.0%
	International	757	623	21.6%	23.2%	2,203	1,709	28.9%	24.9%
	Total	$5,776	$4,708	22.7%	22.9%	$15,764	$12,556	25.6%	25.1%
Rinvoq	United States	$1,924	$1,559	23.4%	23.4%	$5,094	$4,231	20.4%	20.4%
	International	782	625	25.1%	26.4%	2,256	1,699	32.8%	29.2%
	Total	$2,706	$2,184	23.9%	24.3%	$7,350	$5,930	23.9%	22.9%
Humira	United States	$372	$619	(39.9)%	(39.9)%	$1,154	$2,165	(46.7)%	(46.7)%
	International	311	374	(16.8)%	(15.2)%	973	1,129	(13.8)%	(15.2)%
	Total	$683	$993	(31.2)%	(30.6)%	$2,127	$3,294	(35.4)%	(35.9)%
Neuroscience
Vraylar	United States	$1,064	$931	14.3%	14.3%	$3,034	$2,592	17.0%	17.0%
	International	4	3	43.5%	46.0%	10	7	44.9%	42.8%
	Total	$1,068	$934	14.3%	14.3%	$3,044	$2,599	17.1%	17.1%
Botox Therapeutic	United States	$912	$825	10.5%	10.5%	$2,618	$2,323	12.7%	12.7%
	International	168	160	5.8%	5.6%	513	456	12.6%	8.3%
	Total	$1,080	$985	9.8%	9.8%	$3,131	$2,779	12.7%	12.0%
Ubrelvy	United States	$438	$344	27.3%	27.3%	$1,147	$907	26.5%	26.5%
	International	11	10	13.9%	15.0%	33	25	31.7%	29.6%
	Total	$449	$354	26.9%	26.9%	$1,180	$932	26.7%	26.6%
Qulipta	United States	$333	$252	32.1%	32.1%	$872	$661	32.0%	32.0%
	International	65	36	80.2%	82.3%	172	87	97.2%	91.2%
	Total	$398	$288	38.2%	38.5%	$1,044	$748	39.6%	38.9%
Vyalev	United States	$154	$53	>100.0%	>100.0%	$371	$81	>100.0%	>100.0%
	International	132	85	55.6%	57.2%	372	218	70.9%	64.0%
	Total	$286	$138	>100.0%	>100.0%	$743	$299	>100.0%	>100.0%
Other Neuroscience	United States	$38	$58	(36.0)%	(36.0)%	$127	$204	(38.0)%	(38.0)%
	International	70	84	(15.3)%	(14.6)%	223	245	(8.7)%	(12.9)%
	Total	$108	$142	(23.9)%	(23.5)%	$350	$449	(22.0)%	(24.3)%
Oncology
Venclexta	United States	$385	$341	13.0%	13.0%	$1,095	$974	12.4%	12.4%
	International	418	385	8.7%	8.6%	1,249	1,108	12.8%	7.9%
	Total	$803	$726	10.7%	10.7%	$2,344	$2,082	12.6%	10.0%
Imbruvica	United States	$340	$507	(33.0)%	(33.0)%	$1,009	$1,579	(36.1)%	(36.1)%
	Collaboration revenues	182	199	(8.3)%	(8.3)%	601	619	(2.9)%	(2.9)%
	Total	$522	$706	(26.1)%	(26.1)%	$1,610	$2,198	(26.8)%	(26.8)%
Elahere	United States	$166	$150	9.6%	9.6%	$487	$453	7.4%	7.4%
	International	58	20	>100.0%	>100.0%	146	55	>100.0%	>100.0%
	Total	$224	$170	31.0%	31.2%	$633	$508	24.5%	23.3%
Epkinly	Collaboration revenues	$68	$44	52.5%	52.5%	$183	$129	41.3%	41.3%
	International	40	25	66.9%	75.5%	111	61	83.8%	85.1%
	Total	$108	$69	57.7%	60.8%	$294	$190	54.9%	55.3%
Other Oncology	United States	$39	$11	>100.0%	>100.0%	$96	$13	>100.0%	>100.0%
Aesthetics
Botox Cosmetic	United States	$388	$379	2.4%	2.4%	$1,159	$1,084	6.9%	6.9%
	International	281	258	8.6%	6.5%	906	801	13.1%	8.7%
	Total	$669	$637	4.9%	4.1%	$2,065	$1,885	9.5%	7.6%
Juvederm Collection	United States	$90	$98	(6.3)%	(6.3)%	$278	$278	0.3%	0.3%
	International	132	155	(15.4)%	(15.3)%	421	466	(9.8)%	(11.8)%
	Total	$222	$253	(11.9)%	(11.8)%	$699	$744	(6.0)%	(7.2)%

2026 Form 10-Q |	31

Other Aesthetics	United States	$245	$265	(7.6)%	(7.6)%	$751	$817	(8.1)%	(8.1)%
	International	40	38	5.5%	6.5%	129	128	1.0%	(1.2)%
	Total	$285	$303	(6.0)%	(5.9)%	$880	$945	(6.9)%	(7.2)%
Other Key Products
Mavyret	United States	$115	$146	(21.2)%	(21.2)%	$431	$472	(8.8)%	(8.8)%
	International	150	166	(9.7)%	(7.4)%	480	521	(7.8)%	(11.2)%
	Total	$265	$312	(15.1)%	(13.9)%	$911	$993	(8.3)%	(10.1)%
Creon	United States	$361	$368	(2.2)%	(2.2)%	$1,067	$1,127	(5.4)%	(5.4)%
Linzess	United States	$324	$315	3.2%	3.2%	$879	$701	25.5%	25.5%
	International	15	11	31.1%	31.8%	38	31	19.9%	16.0%
	Total	$339	$326	4.2%	4.2%	$917	$732	25.2%	25.0%
All other		$1,013	$1,169	(13.5)%	(13.5)%	$3,147	$3,539	(11.1)%	(12.0)%
Total net revenues		$17,404	$15,776	10.3%	10.5%	$49,396	$44,542	10.9%	10.1%
n/m – Not meaningful
The following discussion and analysis of AbbVie’s net revenues by product is presented on a constant currency basis.
Net revenues for Skyrizi increased 23% for the three months and 25% for the nine months ended September 30, 2026 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Rinvoq increased 24% for the three months and 23% for the nine months ended September 30, 2026 primarily driven by continued strong market share uptake as well as market growth across all indications.
Net revenues for Humira decreased 31% for the three months and 36% for the nine months ended September 30, 2026 primarily driven by continued impact of direct biosimilar competition following the loss of exclusivity.
Net revenues for Vraylar increased 14% for the three months and 17% for the nine months ended September 30, 2026 primarily driven by continued market share uptake and market growth as well as favorable pricing.
Net revenues for Botox Therapeutic increased 10% for the three months and 12% for the nine months ended September 30, 2026 primarily driven by market growth as well as continued market share uptake.
Net revenues for Ubrelvy increased 27% for the three and nine months ended September 30, 2026 primarily driven by continued market share uptake and market growth as well as favorable pricing.
Net revenues for Qulipta increased 39% for the three and nine months ended September 30, 2026 primarily driven by continued market share uptake as well as market growth.
Net revenues for Vyalev increased greater than 100% for the three and nine months ended September 30, 2026 primarily driven by strong demand uptake.
Net revenues for Venclexta increased 11% for the three months and 10% for the nine months ended September 30, 2026 primarily driven by increased demand.
Net revenues for Imbruvica represent product revenues in the United States and collaboration revenues outside of the United States related to AbbVie’s 50% share of Imbruvica profit. AbbVie's global Imbruvica revenues decreased 26% for the three months and 27% for the nine months ended September 30, 2026 primarily driven by unfavorable pricing and decreased demand in the United States as well as decreased collaboration revenues.
Net revenues for Elahere increased 31% for the three months and 23% for the nine months ended September 30, 2026 primarily driven by increased demand.
Net revenues for Botox Cosmetic increased 4% for the three months and 8% for the nine months ended September 30, 2026 primarily driven by increased consumer demand across certain international markets. Net revenues for the nine months ended September 30, 2026 were also impacted by favorable pricing due to customer loyalty program changes in the United States in the prior year.
Net revenues for Juvederm Collection decreased 12% for the three months and 7% for the nine months ended September 30, 2026 primarily driven by decreased consumer demand and unfavorable pricing.

2026 Form 10-Q |	32

Gross Margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2026	2025	% change	2026	2025	% change
Gross margin	$13,119	$10,472	25%	$36,602	$30,890	18%
as a % of net revenues	75%	66%		74%	69%
Gross margin as a percentage of net revenues increased for the three and nine months ended September 30, 2026 compared to the prior year primarily due to higher net revenues compared to lower fixed costs primarily driven by decreased amortization of intangible assets. Additionally, gross margin as a percentage of net revenues increased compared to the prior year due to intangible asset impairment charges of $847 million incurred during the three months ended September 30, 2025.
Selling, General and Administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2026	2025	% change	2026	2025	% change
Selling, general and administrative	$4,087	$3,569	15%	$11,297	$10,115	12%
as a % of net revenues	23%	23%		23%	23%
Selling, general and administrative (SG&A) expenses as a percentage of net revenues were flat for the three and nine months ended September 30, 2026 compared to the prior year. SG&A expense percentage for both the three and nine months ended September 30, 2026 was favorably impacted by the continued leverage from net revenues growth, offset by higher acquisition and integration costs incurred in connection with the Apogee Therapeutics, Inc. (Apogee) acquisition including cash-settled, post-closing expense for employee incentive awards and litigation reserve charges.
Research and Development

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2026	2025	% change	2026	2025	% change
Research and development	$2,567	$2,319	11%	$7,383	$6,517	13%
as a % of net revenues	15%	15%		15%	15%
Research and development (R&D) expenses as a percentage of net revenues were flat for the three and nine months ended September 30, 2026 compared to the prior year. R&D expenses increased to support all stages of the company’s pipeline assets.
Acquired IPR&D and Milestones

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Upfront charges	$56	$2,615	$904	$3,566
Development milestones	160	65	347	185
Acquired IPR&D and milestones	$216	$2,680	$1,251	$3,751
Acquired IPR&D and milestones expense for the nine months ended September 30, 2026 included an upfront charge of $650 million related to a license agreement with RemeGen Co., Ltd. Acquired IPR&D and milestones expense for the three and nine months ended September 30, 2025 included upfront charges of $1.9 billion related to the acquisition of Capstan Therapeutics, Inc. and $700 million related to a license agreement with Ichnos Glenmark Innovation, Inc. Acquired IPR&D and milestones expense for the nine months ended September 30, 2025 also included upfront charges of $350 million related to a license agreement with Gubra A/S and $335 million related to an option-to-license agreement with ADARx Pharmaceuticals, Inc. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

2026 Form 10-Q |	33

Other Non-Operating Expenses (Income)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Interest expense	$802	$739	$2,265	$2,179
Interest income	(102)	(72)	(241)	(207)
Interest expense, net	$700	$667	$2,024	$1,972

Other expense, net	$738	$523	$4,519	$4,630
Other expense, net included charges related to changes in fair value of contingent consideration liabilities of $829 million for the three months and $4.7 billion for the nine months ended September 30, 2026 and $776 million for the three months and $5.1 billion for the nine months ended September 30, 2025. The fair value of contingent consideration liabilities is impacted by the passage of time and multiple other inputs, including the probability of achieving regulatory approval, discount rates, the estimated amount of future sales of the acquired products and other market-based factors. For the three and nine months ended September 30, 2026, the change in fair value reflected higher estimated Skyrizi sales and the passage of time, partially offset by higher discount rates. For the nine months ended September 30, 2026, the change in fair value also reflected favorable clinical trial results for pipeline assets in combination with Skyrizi. For the three and nine months ended September 30, 2025, the change in fair value reflected the passage of time and lower discount rates. For the nine months ended September 30, 2025, the change in fair value also reflected higher estimated Skyrizi sales.
Income Tax Expense
The effective tax rate was 13% for the three months and 16% for the nine months ended September 30, 2026 compared to 74% for the three months and 39% for the nine months ended September 30, 2025. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to the impact of foreign operations which reflect lower income tax rates in locations outside the United States partially offset by changes in fair value of contingent consideration and business development activities. The decrease in the effective tax rate for the three and nine months ended September 30, 2026 over the prior year was primarily due to the decreased impact of business development activities and changes in fair value of contingent consideration, partially offset by changes in the impact of foreign operations.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
(in millions)	2026	2025
Cash flows provided by (used in):
Operating activities	$14,871	$13,812
Investing activities	(11,986)	(5,180)
Financing activities	2,685	(8,558)
Operating cash flows for the nine months ended September 30, 2026 increased compared to the prior year primarily due to increased results from operations driven by higher net revenues and lower payments related to litigation matters partially offset by timing of working capital and higher payments of contingent consideration liabilities.
Investing cash flows for the nine months ended September 30, 2026 included payments made for acquisitions of businesses, net of cash acquired of $10.6 billion primarily related to the acquisition of Apogee, other acquisitions and investments, net of cash acquired of $1.4 billion and capital expenditures of $888 million. Investing cash flows for the nine months ended September 30, 2026 also included $1.1 billion primarily related to the sale of investment securities that were acquired as part of the Apogee acquisition. Investing cash flows for the nine months ended September 30, 2025 included payments made for other acquisitions and investments, net of cash acquired of $4.1 billion and capital expenditures of $885 million.
Financing cash flows for the nine months ended September 30, 2026 included the issuance of unsecured senior notes totaling $18.0 billion aggregate principal. Financing cash flows also included the repayment of $2.0 billion aggregate principal of the 364-day term loan credit agreement and $2.0 billion aggregate principal of 3.20% senior notes. Financing cash flows for the nine months ended September 30, 2025 included the issuance of unsecured senior notes totaling $4.0 billion aggregate principal and $2.0 billion under the 364-day term loan credit agreement. Financing cash flows also included the repayment of $3.0 billion aggregate principal of 3.80% senior notes and $3.8 billion aggregate principal of 3.60% senior notes.

2026 Form 10-Q |	34

Financing cash flows also included cash dividend payments of $9.2 billion for the nine months ended September 30, 2026 and $8.7 billion for the nine months ended September 30, 2025. The increase in cash dividend payments was primarily due to the increase in the quarterly dividend rate.
On September 10, 2026, the company announced that its board of directors declared a quarterly dividend of $1.73 per share for stockholders of record at the close of business on October 15, 2026, payable on November 16, 2026. On October 30, 2026, the company announced that its board of directors declared an increase in the company’s quarterly dividend from $1.73 to $1.82 per share beginning with the dividend payable February 16, 2027 to stockholders on record as of January 15, 2027. The timing, declaration, amount of and payment of any dividends by AbbVie in the future is within the discretion of its board of directors and will depend upon many factors, including AbbVie’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of AbbVie’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by its board of directors.
The company's stock repurchase authorization permits purchases of AbbVie shares from time to time in open-market or private transactions at management's discretion. The program has no time limit and can be discontinued at any time. AbbVie repurchased 5 million shares for $1.1 billion during the nine months ended September 30, 2026 and 3 million shares for $606 million during the nine months ended September 30, 2025.
The company redeemed commercial paper during the nine months ended September 30, 2026 and 2025, and issued commercial paper during the nine months ended September 30, 2025. There were no commercial paper borrowings outstanding as of September 30, 2026 and commercial paper borrowings outstanding totaled $499 million as of December 31, 2025. AbbVie may issue additional commercial paper or redeem commercial paper to meet liquidity requirements as needed.
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
AbbVie has two revolving credit facilities available, including a $5.0 billion five-year revolving credit facility that matures in March 2028 and a $3.0 billion five-year revolving credit facility that matures in January 2030. The revolving credit facilities are available to support AbbVie’s commercial paper program and enable the company to borrow funds to meet liquidity requirements on an unsecured basis at variable interest rates and contain various covenants. At September 30, 2026, the company was in compliance with all covenants, and commitment fees under the revolving credit facilities were insignificant. No amounts were outstanding under the company's revolving credit facilities as of September 30, 2026 and December 31, 2025.
In July 2026, in connection with the acquisition of Apogee, AbbVie entered into a $10.0 billion 364-day senior unsecured term loan facility. Subsequent to the $10.0 billion issuance of senior notes, AbbVie terminated the term loan facility in August 2026.
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

2026 Form 10-Q |	35

Credit Ratings
In February 2026, Moody’s Investors Service upgraded AbbVie’s senior unsecured long-term credit rating to A2 with a stable outlook from A3 with a positive outlook and upgraded AbbVie’s short-term credit rating to Prime-1 from Prime-2. In June 2026, Standard and Poor's Global Ratings affirmed AbbVie’s senior unsecured long-term credit rating of A- and revised AbbVie's outlook to positive from stable. There were no other changes in the company’s credit ratings during the nine months ended September 30, 2026. Unfavorable changes to the ratings may have an adverse impact on future financing arrangements; however, they would not affect the company’s ability to draw on its credit facility and would not result in an acceleration of scheduled maturities of any of the company’s outstanding debt.
CRITICAL ACCOUNTING POLICIES
A summary of the company’s significant accounting policies is included in Note 2, “Summary of Significant Accounting Policies” in AbbVie's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in the company’s application of its critical accounting policies during the nine months ended September 30, 2026.
FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q are, or may be considered, forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," "estimate," "intend," "plan," "target," "may," "could" and "will," and similar expressions and uses of future or conditional verbs, generally identify forward-looking statements. AbbVie cautions that these forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, but are not limited to, challenges to intellectual property, competition from other products, difficulties inherent in the research and development process, adverse litigation or government action, changes to laws and regulations applicable to our industry, drug pricing reform and government pricing programs, risks related to the use of artificial intelligence or other emerging technologies, and the impact of global macroeconomic factors, such as economic downturns or uncertainty, international conflict, trade disputes, tariffs and changes in U.S. and international trade policies and other uncertainties and risks associated with global business operations. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.
Additional information about the economic, competitive, governmental, technological and other factors that may affect AbbVie's operations is set forth in Item 1A, "Risk Factors," of AbbVie's most recently filed Annual Report on Form 10-K, as updated by its Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and in other documents AbbVie subsequently files with the Securities and Exchange Commission that update, supplement or supersede such information. AbbVie undertakes no obligation, and specifically declines, to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.
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

2026 Form 10-Q |	36

INTERNAL CONTROL OVER FINANCIAL REPORTING
Changes in internal control over financial reporting. There were no changes in AbbVie's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, AbbVie's internal control over financial reporting during the quarter ended September 30, 2026.
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

2026 Form 10-Q |	37

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 11 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	754	(1)	$255.74	(1)	—	$1,831,437,567
August 1, 2026 - August 31, 2026	782	(1)	$242.27	(1)	—	$1,831,437,567
September 1, 2026 - September 30, 2026	866	(1)	$251.25	(1)	—	$1,831,437,567
Total	2,402	(1)	$249.73	(1)	—	$1,831,437,567

1.In addition to AbbVie shares repurchased on the open market under a publicly announced program, these shares also included the shares purchased on the open market for the benefit of participants in the AbbVie Employee Stock Purchase Plan – 754 in July; 782 in August; and 866 in September.
These shares do not include the shares surrendered to AbbVie to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.
ITEM 5. OTHER ITEMS

(c) Director and Officer Trading Arrangements
During the three months ended September 30, 2026, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2026 Form 10-Q |	38

ITEM 6. EXHIBITS

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements and notes from the AbbVie Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed on November 3, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page from the AbbVie Inc. Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101).

2026 Form 10-Q |	39

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBVIE INC.

By:	/s/ Scott T. Reents
Scott T. Reents
Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2026

2026 Form 10-Q |	40